Form 10-Q
period 1995-03-31
AMTECH SYSTEMS INC
filed 1995-05-15
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                    Commission File number:
    March 31, 1995                                 0-11412
- - - - -----------------------                   -----------------------


                              AMTECH SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                              86-0411215
- - - - -------------------------------             ---------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

131 South Clark Drive                       Tempe, Arizona  85281
- - - - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (602) 967-5146
                           ------------------------
                        (Registrant's telephone number,
                              including area code)

                                      N/A
- - - - --------------------------------------------------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report


     Indicate by check mark whether the Registrant (i) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                       -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                2,154,101 Shares
                                ----------------

                         PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
- - - - --------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

- - - - --------------------------------------------------------------------------------


                                                     MARCH 31,    SEPTEMBER 30,
                                                       1995           1994
                                                  -------------   -------------
                                                  (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                   $   1,924,185     $     736,984
    Short-term investments                          3,144,964           343,992
    Accounts receivable, less allowance
     for doubtful accounts of $55,000
     in 1995 and $45,000 in 1994                    1,565,262         1,541,945
    Inventories                                       580,056           331,935
    Deferred income taxes                             130,000           129,000
    Prepaid expenses and other                         50,524            12,875
                                                -------------     -------------


      Total current assets                          7,394,991         3,096,731
                                                -------------     -------------


PROPERTY AND EQUIPMENT,
  AT COST:
    Leasehold improvements                            126,778           124,956
    Machinery and equipment                           384,686           276,109
    Furniture and fixtures                            563,006           601,549
                                                -------------     -------------
                                                    1,074,470         1,002,614

    Less: accumulated
     depreciation and
     amortization                                    (445,808)         (485,426)
                                                -------------     -------------

      Property and equipment - net                    628,662           517,188
                                                -------------     -------------



PURCHASE PRICE IN EXCESS
  OF NET ASSETS ACQUIRED                               88,309            91,303
                                                -------------     -------------


OTHER ASSETS                                           84,787           269,700
                                                -------------     -------------

                                                $   8,196,749     $   3,974,922
                                                =============     =============


See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- - - - --------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

- - - - --------------------------------------------------------------------------------

                                                     MARCH 31,     SEPTEMBER 30,
                                                       1995            1994
                                                   ------------    ------------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
 Accounts payable                                  $   465,265      $   297,767
 Accrued liabilities:
   Compensation and related taxes                      387,186          250,844
   Warranty and installation expenses                   88,097          114,390
   Other                                               289,344          114,102
 Income taxes payable                                  128,000           75,000
                                                   -----------      -----------

    Total current
         liabilities                                 1,357,892          852,103
                                                   -----------      -----------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT (Note 4):
 Preferred stock, no specified
          terms; 100,000,000 shares
  authorized; none issued                                 --               --
 Common stock, $.01 par value;
          100,000,000 shares authorized;
  2,154,101 shares outstanding at
  March 31, 1995 and 945,351 shares
  outstanding at September 30, 1994                     21,541            9,454
 Additional paid-in capital                          7,877,622        4,260,703
 Retained earnings (accumulated
          deficit)                                  (1,120,247)      (1,147,338)
 Equity adjustment from foreign
  currency translation                                  59,941             --
                                                   -----------      -----------

 Total stockholders'
  investment                                         6,838,857        3,122,819
                                                   -----------      -----------

                                                   $ 8,196,749      $ 3,974,922
                                                   ===========      ===========



See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- - - - --------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994

- - - - --------------------------------------------------------------------------------

                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        MARCH 31,                         MARCH 31,
                                    1995            1994           1995          1994
                                (Unaudited)      (Unaudited)     (Unaudited)  (Unaudited)
                                ----------------------------    ---------------------------
SEMICONDUCTOR EQUIPMENT:
Net product sales            $  2,325,006    $  1,106,124    $  3,437,344    $  2,178,178
Cost of product sales           1,549,881         668,235       2,366,199       1,291,907
                             ------------    ------------    ------------    ------------
  Gross margin                    775,125         437,889       1,071,145         886,271

Selling and general               465,043         254,847         815,254         504,353
Photo-CVD project (Note 2)           --           355,405            --           355,405
Other research &
 development                       34,757          12,421         134,396          21,585
                             ------------    ------------    ------------    ------------
Operating profit (loss)           275,325        (184,784)        121,495           4,928
                             ------------    ------------    ------------    ------------

TEMPORARY PERSONNEL:
Net revenues                      950,858       1,466,265       2,314,744       2,758,881
Cost of revenue                   854,625       1,368,286       2,042,491       2,510,831
                             ------------    ------------    ------------    ------------
  Gross margin                     96,233          97,979         272,253         248,050
Selling and general               107,223         101,070         231,211         192,950
                             ------------    ------------    ------------    ------------
Operating profit (loss)           (10,990)         (3,091)         41,042          55,100
                             ------------    ------------    ------------    ------------

CORPORATE EXPENSES                 93,452          76,958         181,207         149,171
                             ------------    ------------    ------------    ------------

INCOME (LOSS)
 FROM OPERATIONS                  170,883        (264,833)        (18,670)        (89,143)

Interest income                    64,220          13,078          77,761          28,880
                             ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
 INCOME TAXES                     235,103        (251,755)         59,091         (60,263)

PROVISION FOR (BENEFIT
 FROM) INCOME TAXES                87,000         (84,000)         32,000          (8,000)
                             ------------    ------------    ------------    ------------

NET INCOME (LOSS)            $    148,103    $   (167,755)   $     27,091    $    (52,263)
                             ============    ============    ============    ============

INCOME (LOSS) PER SHARE:
 Primary                     $        .07    $       (.18)   $        .02    $       (.06)
 Fully diluted               $        .07    $       (.18)   $        .02    $       (.06)

WEIGHTED AVERAGE
 OUTSTANDING SHARES:
  Primary                       2,178,626         945,351       1,674,395         945,351
  Fully diluted                 2,182,054         945,351       1,677,479         945,351

See accompanying Notes to Condensed Financial Statements.


                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- - - - --------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

- - - - --------------------------------------------------------------------------------


                                                      SIX MONTHS ENDED MARCH 31,
                                                           1995          1994
                                                      (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                  $    27,091    $   (52,263)

 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
 Depreciation and amortization                           63,857         34,694
 Deferred tax benefit                                    (1,000)       (16,000)
 Write-downs of receivables and inventory                22,000         10,761
 Gain on sale of assets                                    (426)          --



Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable             (24,947)       152,606
 Increase in inventories and prepaid expenses          (282,244)      (214,337)
 Decrease (increase) in other assets                    181,053       (102,230)
 Increase (decrease) in accounts payable                158,526       (105,071)
 Increase (decrease) in income taxes payable             53,000       (142,000)
 Increase in accrued liabilities                        261,423        134,960
                                                    -----------    -----------
 Net cash provided by (used in)
    operating activities                                458,333       (298,880)
                                                    -----------    -----------
INVESTING ACTIVITIES
Net maturities (purchases) of
 short-term investments                              (2,800,972)        48,903
Proceeds from asset sale                                 10,000           --
Purchases of property and
equipment                                              (153,953)       (32,605)
                                                     -----------    -----------

Net cash provided by (used in)
 investing activities                                (2,944,925)        16,298
                                                     -----------    -----------

FINANCING ACTIVITIES
Net proceeds from public offering                      3,623,382           --
Compensation paid with common stock                        5,624           --
                                                     -----------    -----------

Net cash provided by financing  activities             3,629,006           --
                                                     -----------    -----------

Effect of exchange rate changes on cash                   44,787           --
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,187,201      (282,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           736,984     1,001,765
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,924,185    $   719,183
                                                     ===========    ===========


See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- - - - -------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

- - - - -------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                             1995            1994
                                             ----            ----
Cash paid during the period for:
  Income taxes, net of (refunds)$         (20,000)      $   150,000
















See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1995



(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Amtech Systems, Inc. and its subsidiaries, Tempress Systems, Inc. and Echelon Service Company, hereinafter referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      INTERIM REPORTING

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position of the Company as of March 31, 1995 and September 30, 1994 and the results of its operations for the three and six months ended March 31, 1995 and 1994, and its cash flows for the six months ended March 31, 1995 and 1994.

         The accounting policies followed by the Company are set forth in Note 2 to the financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, which is incorporated herein by reference.

         During March 1994, the Company entered into a research and development contract with and paid $355,405 to the University of California at Santa Cruz (the "University"). The University is to develop designs and specifications for a prototype model of a product embodying the Company's patented photo CVD (chemical vapor deposition) process and to conduct a study in an attempt to prove the feasibility and demonstrate the practical application of the Company's technology. Because recovery of the cost of that contract is dependent upon the outcome of the study and future development of a commercial product, the payment was recorded as research and development expense in fiscal 1994.

         Inventories as of March 31, 1995 and September 30, 1994 included work-in-process of $124,029 and $51,602, respectively. The remaining inventory consists of purchased parts and completed sub-assemblies.

         The results of operations for the three and six months ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

(3)  RECLASSIFICATIONS

         Certain reclassifications have been made to the amounts for the three and six month periods of fiscal 1994 to conform to the presentation of the fiscal 1995 amounts.


(4)  INCOME TAXES

         Income taxes were calculated by applying the estimated effective tax rate for the fiscal year to the income (loss) before income taxes adjusted for permanent differences between financial reporting and taxable income.


(5)      STOCKHOLDERS' INVESTMENT

         On December 22, 1994, the Company completed a secondary public offering of 1,207,500 shares of its $.01 par value common stock and redeemable warrants for an equal number of shares. The sale was in the form of units which were comprised of three (3) shares and three (3) redeemable warrants each, and which were sold to the public at a price of $11.25 per unit. The gross proceeds from the public sale amounted to $4,528,125. Each redeemable warrant entitles the holder to acquire one share of common stock at an exercise price of $5.50 per share until December 15, 1999. The redeemable warrants are subject to the Company's right of redemption, under certain circumstances, at $.05 each during the period in which they are exercisable. The Company also sold a warrant to the underwriter entitling the underwriter to purchase 35,000 units at a price of $13.50 each. The net proceeds to the Company were approximately $3,623,000.


                     AMTECH SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Working Capital. During the six months ended March 31, 1995, working capital increased by $3,792,000 to $6,037,000 from $2,245,000, a
169% increase. Also, the ratio of current assets to current liabilities increased to 5.4:1 from 3.6:1. These changes resulted primarily from the net proceeds of the public offering discussed in Note 4 to Condensed Financial Statements for the six months ended March 31, 1995. The Company does not have any long or short-term debt and stockholders' investment is 83% of total capitalization.

Liquidity and Capital Resources. As of March 31, 1995, the Company's cash and cash equivalents amounted to $1,924,000, an increase of $1,187,201, or 161%, since September 30, 1994. The Company also had short-term investments of $3,145,000 at March 31, 1995, compared with $344,000 as of September 30, 1994.
The primary sources of cash during the six months ended March 31, 1995 were the $3,623,000 of proceeds from the public offering and the $458,000 of net cash provided by operating activities. The primary uses of cash during that period were the $2,801,000 of net purchases of short-term investments and $154,000 of purchases of property and equipment.

During 1995, another $100,000 is expected to be expended in completing the furnace to be used for customer demonstrations and the marketing of horizontal diffusion furnaces. That cost is expected to be capitalized and depreciated over a five year period. Because the furnace product is based upon existing technology and know-how, no material development costs are expected to be incurred in connection with this project. The Company continues to seek out opportunities for product development or possible product or business acquisitions.

In August 1994, the Company paid approximately $90,000 for certain machinery and equipment, of the former Tempress B.V., purchased from a third party. The Company used those assets to start the Company's diffusion furnace business in The Netherlands on September 26, 1994, under the name Tempress Systems, Inc. Assuming this operation grows as planned, additional funds will be used to fund its working capital requirements.

The $5,069,000 of cash and short-term investments as of March 31, 1995, is a readily available source of liquidity. The Company's present liquidity and capital resources are believed to be adequate for its present operations. At least a substantial portion of those funds would be required to develop the photo-assisted CVD technology discussed in Note 2 to the Condensed Financial Statements and to manufacture and market the resultant product, if any. Approximately $3,200,000 is expected to be applied to such development. However, the estimated development costs do not include the cost required for the expansion of facilities for the manufacture of the new product. Funds for that expansion, if any, are expected to be obtained from the cash flow from operations and other possible sources of financing. There is no assurance of the availability or sufficiency of such sources.

         The semiconductor equipment order backlog was approximately $1,894,000, as of March 31, 1995, as compared to $543,000 as of March 31, 1994. Orders are generally shipped within one to six months of receipt.


RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31,
1995 vs. 1994


Semiconductor Equipment.

         The semiconductor equipment revenues increased 110% to $2,325,000 in the second quarter of fiscal 1995 from $1,106,000 in the second quarter of fiscal 1994. Revenues for the three months ended March 31, 1995 include the first shipments of the Netherlands operation, which accounts for over one-half of the increase. Shipments from the domestic operation were also significantly higher than in the preceding year.

         Gross margin increased 77% from $438,000 in the second quarter of fiscal 1994 to $775,000 in the second quarter of fiscal 1995. This resulted from the increased sales volume discussed in the preceding paragraph. However, the gross margin as a percentage of revenue declined to 33% from 40% in the preceding year. The decrease in the gross margin percentage is primarily due to the effects of design and pricing errors on the balance of the orders quoted and designed in the preceding two quarters and discussed in the Company's 1994 report of Form 10-K and in the Form 10-Q for the first quarter of the current fiscal year. The product mix also contributed to the decline in the gross profit percentage. The margins for the Tempress operation were affected by the high fixed cost relative to the level of shipments resulting from Tempress being in the start-up phase. The 33% gross margin percentage for the quarter ended March 31, 1995 is an improvement over the 27% realized during the first fiscal quarter.

         Selling and general costs were $210,000 higher in the three months ended March 31, 1995 than they were in the second quarter of fiscal 1994, representing primarily the additional overheads of the Netherlands operation started at the beginning of the current fiscal year. During the second quarter of fiscal 1994, the Company expended $355,405 on the photo-assisted CVD feasibility study discussed in Note 2 to the Condensed Financial Statements, with no comparable item in the second quarter of fiscal 1995. Amounts expended on other research and development projects, primarily developing new automation products and improving existing ones, increased by $22,000 in the second quarter of fiscal 1995 as compared to the similar period in fiscal 1994.

         In summary, the semiconductor equipment segment produced an operating profit of $275,000 in the quarter ended March 31, 1995, an improvement of $460,000 over the operating loss of $185,000 incurred in the second quarter of fiscal 1994. The improvement is primarily a result of the increased shipments and related gross margin and the fact that the fiscal 1995 period did not include an expenditure comparable to that for the photo-assisted CVD feasibility study in fiscal 1994.


Technical Contract Personnel Business

         Net revenues of this segment were $951,000 for the second quarter of fiscal 1995, compared to $1,466,000 for the second quarter of fiscal 1994. The 35% decrease in revenues is primarily a result of one large client no longer having the peak requirements for technical contract personnel that it had during the last nine months of fiscal 1994.

         The gross margins for this segment were $96,000 in fiscal 1995 as compared to $98,000 in the second quarter of fiscal 1994. The gross margin percentage increased from 7% of this segment's revenues in the second quarter of fiscal 1994 to 10% for the quarter ended March 31 1995. The increase in gross margin as a percentage of revenue is due to the fact that most of the decline in revenue is from clients that required a lower level of service and from which the Company earned a lower gross margin.

         Selling and general expenses of this segment were $6,000 higher in the fiscal 1995 second quarter as compared to the second quarter of fiscal 1994, due to the third quarter 1994 addition of personnel to provide clients with permanent placement services. Those costs were partially offset with cost reductions in other areas.

         As a result of the higher payroll taxes incurred in the second quarter of each fiscal year, this segment incurred an operating loss of $11,000 and $3,000 for that quarter of fiscal years 1995 and 1994, respectively. The reason for the higher loss in the second quarter of the current fiscal year is the increased selling and general expenses discussed above.


Total Company
         The Company's total operating profit for the three months ended March 31, 1995 improved $452,000, because it did not include anything comparable to the $355,405 expended on the photo-CVD research project during the second quarter of 1994, and due to the increased volume and operating profit from the domestic portion of the semiconductor equipment segment. While the improvement in operating profit was partially offset by a $16,000 increase in general corporate expenses, it was further enhanced by the $51,000 increase in interest income derived from cash equivalents and short-term investments.

         The $87,000 income tax provision for the second quarter of fiscal 1995 approximates what would result from applying the statutory rates to the before tax income, as the effects of permanent differences between financial and taxable income (e.g. the reductions in allowable deductions for meals and entertainment expenses) were offset by the reduction in the valuation allowance recorded against the deferred tax asset.


SIX MONTHS ENDED MARCH 31,
1995 vs. 1994

Semiconductor Equipment.

         The semiconductor equipment revenues increased 58% to $3,437,000 in the first six months of fiscal 1995 to $2,178,000 in the two quarters ended March 31, 1994 due almost equally to the shipments of the start-up of the Tempress Systems operation in the Netherlands and to several large orders for the Company's domestically produced diffusion processing and automation products. Gross margins increased 21%, or $185,000, over the same period almost entirely from the shipments of the Tempress operation.

         Gross margins as a percentage of revenue decreased from 41% in the first six months of fiscal 1994 to 31% for the first half of fiscal 1995. The decrease in the gross margin percentage is primarily due to the effects of design and pricing errors on the balance of the orders quoted and designed in the preceding two quarters and discussed in the Company's 1994 report on Form 10-K and in the report on Form 10-Q for the first quarter of the current fiscal year. The gross margins as a percentage of revenue for Tempress were lower than earned by this segment last year, because it is in the start-up phase and therefore fixed expenses are spread over a lower than sales volume.

         The selling and general expenses of the semiconductor segment for the first six months of fiscal 1995 were $311,000 higher than in the comparable period of last fiscal year. The increase in such expenses is entirely due to the addition of the Tempress start-up operation in the Netherlands.

         During March 1994, the Company entered into a research and development contract with and paid $355,405 to the University of California at Santa Cruz (the "University"). Total research and development costs decreased $243,000 from $377,000 in the first half of fiscal 1994 to $134,000 during the six months ended March 31, 1995, as there was no expenditure in the first half of fiscal 1995 comparable to the research contract discussed in the preceding sentence and in Note 2 to the Condensed Financial Statements. However, the costs of developing a new Tempress horizontal diffusion furnace explains why the reduction was less than the amount of the research and development contract.

         For the first six months of fiscal 1995, the semiconductor equipment segment had an operating profit of $121,000 as compared to $5,000 for the first two quarters of fiscal 1994. The improvement is less than the amount expended in 1994 for the University contract, as the first half of fiscal 1995 includes the start-up costs and losses of Tempress.

         While Tempress Systems, Inc. had significant start-up losses during the first quarter and cumulatively for the six months ended March 31, 1995, it did earn a small operating profit for the second quarter of fiscal 1995. Until such time as Tempress consistently books and ships a sufficient number of systems orders, which the Company estimates will not occur for another six to nine months, it will periodically generate a quarterly operating loss, which may result in the Company having a net loss for the quarter.

Technical Contract Personnel Business

         Net revenues of this segment were $2,315,000 for the first six months of fiscal 1995, compared to $2,759,000 for the first two quarters of fiscal 1994. The 16% decrease in revenues is the result of a significant decline in the number of technical contract personnel provided by Echelon, on a payroll servicing basis, as one client in particular did not have the peak requirements for such personnel as it did in the prior year.

         Gross margins as a percentage of revenues increased from 9% for the first half of 1994 to 12% for the first half of 1995, as the result of two factors. First, there was a better mix of services, as a larger percentage of the revenue generated in the current fiscal year was from the placement of the full-service technical contract personnel business which includes recruiting the contract employee and providing certain fringe benefits. Because the client is provided with more services than in the "payroll servicing" portion of the business, the Company is also able to charge a higher mark-up. Also, the first two quarters of fiscal 1995 benefited from the revenue of the permanent placement business started in the third quarter of fiscal 1994. Second, the payroll taxes were a lower percentage of revenue in fiscal 1995 than in 1994, as last year there was a significant increase in the number of employees during the second quarter for whom the maximum unemployment contribution was not met until the third quarter. As a result of these factors, gross margin increased $24,000, or 10%.

         Selling and general expenses of this segment were $38,000 higher in fiscal 1995 as compared to the fiscal 1994 period, due to the third quarter 1994 addition of personnel to provide clients with permanent placement services.

         Primarily due to the increased expenses, the operating profit of this segment was $41,000, or $14,000 lower than in the first six months of fiscal 1994.

Total Company

         The Company's total operating profit for the first six months of fiscal 1995 increased $103,000, primarily due to the expensing in 1994 of the $355,405 University study, which was partially offset by the Tempress development and start-up costs discussed above. There was also a $32,000 increase in corporate expenses which is partially related to the pre-start-up costs of the Netherlands operation. This was offset by increased interest income from cash held on cash equivalents and short-term investments.

         The $32,000 income tax expense for the first half of fiscal 1995 is higher than what would result by applying the statutory rates to the before tax income, because of permanent differences between financial and taxable income (e.g. the reductions in allowable deductions for meals and entertainment expenses).

For the six months ended March 31, 1995 there was net income of $27,000, or $.02 per share, as compared to net loss of $52,000, or $.06 per share, for the comparable period of the preceding year.



                                    PART II




Item 1.  Legal Proceedings.

         None.




Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 1995, the Company held its annual meeting of shareholders at which time Jong S. Whang, Donald F. Johnston, Eugene R. Hartman, Alvin Katz and Bruce R. Thaw were elected directors of the Company. The tabulation of the vote on proposal #2, approval of the Amtech Systems, Inc. 1995 Incentive Stock Option Plan was adjourned until Thursday, May 25, 1995, at 10:00 A.M. Standard Mountain Time.




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - Exhibit 11 - Financial Data Schedule.

         (b)  Reports on Form 8-K - none.






                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMTECH SYSTEMS INC.




                             by
                                ----------------------------------------
                                Robert T. Hass, Vice-President and
                                Chief Financial Officer

                                DATED:  May 15, 1995