Form 10-Q
period 1995-06-30
AMTECH SYSTEMS INC
filed 1995-08-14
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================


                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                    Commission File number:
    June 30, 1995                                 0-11412




                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                                 86-0411215
-------------------------------              ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

131 South Clark Drive                                 Tempe, Arizona  85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (602) 967-5146
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

                                      N/A
                    ----------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report


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

                                2,154,101 Shares

                         PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

--------------------------------------------------------------------------------




                                                      JUNE 30,     SEPTEMBER 30,
                                                        1995           1994
                                                    -----------     -----------
                                                    (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                  $ 1,818,702     $   736,984
         Short-term investments                       3,063,556         343,992
         Accounts receivable, less allowance
          for doubtful accounts of $55,000
          in 1995 and $45,000 in 1994                 1,829,835       1,541,945
         Inventories                                    642,551         331,935
         Deferred income taxes                          131,000         129,000
         Prepaid expenses and other                      44,891          12,875
                                                    -----------     -----------


            Total current assets                      7,530,535       3,096,731
                                                    -----------     -----------


PROPERTY AND EQUIPMENT,
  AT COST:
         Leasehold improvements                         128,548         124,956
         Machinery and equipment                        426,459         276,109
         Furniture and fixtures                         532,972         601,549
                                                    -----------     -----------
                                                      1,087,979       1,002,614

         Less: accumulated
          depreciation and
          amortization                                 (478,173)       (485,426)
                                                    -----------     -----------

            Property and equipment - net                609,806         517,188
                                                    -----------     -----------



PURCHASE PRICE IN EXCESS
  OF NET ASSETS ACQUIRED                                 86,812          91,303
                                                    -----------     -----------

OTHER ASSETS                                             59,352         269,700
                                                    -----------     -----------

                                                    $ 8,286,505     $ 3,974,922
                                                    ===========     ===========


           See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------




                                                        JUNE 30,   SEPTEMBER 30,
                                                          1995         1994
                                                      -----------   -----------
                                                      (UNAUDITED)
CURRENT LIABILITIES:
          Accounts payable                           $   376,033    $   297,767
          Accrued liabilities:
            Compensation and related taxes               355,215        250,844
            Warranty and installation expenses            69,932        114,390
            Other                                        448,638        114,102
          Income taxes payable                           136,000         75,000
                                                     -----------    -----------

             Total current
         liabilities                                   1,385,818        852,103
                                                     -----------    -----------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT (Note 5):
          Preferred stock, no specified
           terms; 100,000,000 shares
           authorized; none issued

          Common stock, $.01 par value;
           100,000,000 shares authorized;
           2,154,101 shares outstanding at
           June 30, 1995 and 945,351 shares
           outstanding at September 30, 1994              21,541          9,454
          Additional paid-in capital                   7,877,622      4,260,703
          Retained earnings (accumulated
           deficit)                                   (1,052,769)    (1,147,338)
          Equity adjustment from foreign
           currency translation                           54,293           --
                                                     -----------    -----------

          Total stockholders'
           investment                                  6,900,687      3,122,819
                                                     -----------    -----------

                                                     $ 8,286,505    $ 3,974,922
                                                     ===========    ===========




           See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994

--------------------------------------------------------------------------------

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                    1995        1994         1995         1994
                               ----------   ----------   ----------   ----------
                                (Unaudited)  (Unaudited) (Unaudited) (Unaudited)
SEMICONDUCTOR EQUIPMENT:
Net product sales              $1,379,603   $1,206,567   $4,816,947   $3,384,745
Cost of product sales             869,368      739,578    3,235,567    2,031,485
                               ----------   ----------   ----------   ----------
  Gross margin                    510,235      466,989    1,581,380    1,353,260

Selling and general               385,005      337,869    1,200,259      842,222
Photo-CVD project (Note 2)           --           --           --        355,405
Other research &
 development                       29,990       13,229      164,386       34,814
                               ----------   ----------   ----------   ----------
Operating profit                   95,240      115,891      216,735      120,819
                               ----------   ----------   ----------   ----------

TECHNICAL CONTRACT
 PERSONNEL:
Net revenues                    1,055,718    1,935,083    3,370,462    4,693,964
Cost of revenue                   927,639    1,725,805    2,970,130    4,236,636
                               ----------   ----------   ----------   ----------
  Gross margin                    128,079      209,278      400,332      457,328
Selling and general               119,660      104,690      350,871      297,640
                               ----------   ----------   ----------   ----------
Operating profit                    8,419      104,588       49,461      159,688
                               ----------   ----------   ----------   ----------

CORPORATE EXPENSES                 67,969       54,385      249,176      203,556
                               ----------   ----------   ----------   ----------

INCOME FROM OPERATIONS             35,690      166,094       17,020       76,951

Interest income                    74,788       13,479      152,549       42,359
                               ----------   ----------   ----------   ----------

INCOME BEFORE
  INCOME TAXES                    110,478      179,573      169,569      119,310

PROVISION FOR
  INCOME TAXES                     43,000       80,000       75,000       72,000
                               ----------   ----------   ----------   ----------

NET INCOME                     $   67,478   $   99,573   $   94,569   $   47,310
                               ==========   ==========   ==========   ==========

INCOME PER SHARE:
 Primary                       $      .03   $      .10   $      .05   $      .05
 Fully diluted                 $      .03   $      .10   $      .05   $      .05

WEIGHTED AVERAGE
 OUTSTANDING SHARES:
  Primary                       2,188,417      965,074    1,845,736      965,074
  Fully diluted                 2,560,520      965,074    2,101,034      965,074

           See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

--------------------------------------------------------------------------------

                                                     NINE MONTHS ENDED JUNE 30,
                                                        1995           1994
                                                    ------------   ------------
                                                     (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
    Net income                                     $     94,569    $     47,310

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                   102,860          49,690
        Deferred tax benefit                             (2,000)        (15,000)
        Write-downs of receivables
         and inventory                                   63,000          26,838
        Gain on sale of assets                             (426)           --

    Changes in operating assets
     and liabilities:
        Decrease (increase) in
         accounts receivable                           (279,508)         33,703
        Increase in inventories
         and prepaid expenses                          (339,187)       (140,850)
        Decrease (increase)
         in other assets                                201,773        (193,208)
        Increase in accounts payable                     67,786          49,577
        Increase (decrease) in
         income taxes payable                            61,000         (69,000)
        Increase in accrued liabilities                 363,665          73,653
                                                   ------------    ------------

          Net cash provided by (used in)
            operating activities                        333,532        (137,287)
                                                   ------------    ------------

INVESTING ACTIVITIES
        Net maturities (purchases) of
         short-term investments                      (2,719,564)        105,830
        Proceeds from asset sale                         10,000            --
        Purchases of property and equipment            (206,510)       (253,778)
                                                   ------------    ------------

          Net cash used in investing
           activities                                (2,916,074)       (147,948)
                                                   ------------    ------------

FINANCING ACTIVITIES
        Net proceeds from public offering             3,623,382            --
        Compensation paid with common stock               5,624            --
                                                   ------------    ------------

          Net cash provided by financing
           activities                                 3,629,006            --
                                                   ------------    ------------

Effect of exchange rate changes on cash                  35,254            --
                                                   ------------    ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 1,081,718        (285,235)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    736,984       1,001,765
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                     $  1,818,702    $    716,530
                                                   ============    ============

           See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          1995            1994
                                                        -------         --------

Cash paid during the period for:

        Income taxes, net of (refunds)                 $ 16,000        $ 156,000



           See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1995



(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its subsidiaries, Tempress Systems, Inc. and Echelon Service Company, hereinafter referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      INTERIM REPORTING

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position of the Company as of June 30, 1995 and September 30, 1994 and the results of its operations for the three and nine months ended June 30, 1995 and 1994, and its cash flows for the nine months ended June 30, 1995 and 1994.

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

         Inventories as of June 30, 1995 and September 30, 1994 included work-in-process of $204,870 and $51,602, respectively. The remaining inventory consists of purchased parts and completed sub-assemblies.

         The results of operations for the three and nine months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.


(3)      RECLASSIFICATIONS

         Certain reclassifications have been made to the amounts for the three and nine month periods of fiscal 1994 to conform to the presentation of the fiscal 1995 amounts.


(4)      INCOME TAXES

         Income taxes were calculated by applying the estimated effective tax rate for the fiscal year to the income before income taxes.


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

         During June 1995, the market price of the common stock exceeded the $5.50 exercise price of the redeemable warrants. Should the market price of the common stock remain higher than the exercise price of the redeemable warrants through the end of the fiscal year, they will be treated as if they had been exercised and the average number of outstanding shares will be increased according to the treasury stock method.



                     AMTECH SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND WORKING CAPITAL. During the nine months ended June 30, 1995, working capital increased by $3,900,000 to $6,145,000 from $2,245,000, a
174% increase. Also, the ratio of current assets to current liabilities increased to 5.4:1 from 3.6:1. These changes resulted primarily from the net proceeds of the public offering discussed in Note 5 to Condensed Financial Statements for the nine months ended June 30, 1995. The Company does not have any long or short-term debt, and stockholders' investment is 83% of total capitalization.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 1995, the Company's cash and cash equivalents amounted to $1,819,000, an increase of $1,082,000, or 147%, since September 30, 1994. The Company also had short-term investments of $3,064,000 at June 30, 1995, compared with $344,000 as of September 30, 1994.
The primary sources of cash during the nine months ended June 30, 1995 were the $3,623,000 of proceeds from the public offering and the $334,000 of net cash provided by operating activities. The primary uses of cash during that period were the $2,720,000 of net purchases of short-term investments and $207,000 of purchases of property and equipment.

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

In August 1994, the Company paid approximately $90,000 for certain machinery and equipment, of the former Tempress B.V., purchased from a third party. The Company used those assets to start the Company's diffusion furnace business in The Netherlands on September 26, 1994, under the name Tempress Systems, Inc. Assuming this operation grows as planned, additional funds will be used to fund its working capital requirements, as has been the case during the first nine months of fiscal 1995.

The $4,882,000 of cash and short-term investments as of June 30, 1995, are a readily available source of liquidity. The Company's present liquidity and capital resources are believed to be adequate for its present operations. Assuming the results of the photo-assisted CVD feasibility study are favorable, a substantial portion of those funds will be required to develop the photo-assisted CVD technology discussed in Note 2 to the Condensed Financial Statements and to manufacture and market the resultant product, if any. Approximately $3,200,000 is expected to be applied to such development. However, the estimated development costs do not include the cost required for the expansion of facilities for the manufacture of the new product. Funds for that expansion, if any, are expected to be obtained from the cash flow from operations and other possible sources of financing. There is no assurance of the availability or sufficiency of such sources.

         The semiconductor equipment order backlog was approximately $1,314,000, as of June 30, 1995, as compared to $700,000 as of June 30, 1994. Orders are generally shipped within one to six months of receipt.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30,
1995 vs. 1994


SEMICONDUCTOR EQUIPMENT.

         The semiconductor equipment revenues increased 14% to $1,380,000 in the third quarter of fiscal 1995 from $1,207,000 in the third quarter of fiscal 1994. Tempress shipments from the Netherlands account for the increase.

         Gross margin increased 9% from $467,000 in the third quarter of fiscal 1994 to $510,000 in the third quarter of fiscal 1995. The Company benefited from increased margins on sales of Amtech's U.S. product line. This was partially offset, as Tempress shipments fell below the break-even point, as the second systems order is not scheduled to ship until the fourth fiscal quarter. Gross margin as a percentage of revenue declined to 37% from 39% in the preceding year. The decrease in the gross margin percentage is primarily due to Tempress' low sales volume relative to its fixed costs of engineering and manufacturing. The 37% gross margin percentage for the quarter ended June 30, 1995 is an improvement over the 33% realized during the second fiscal quarter.

         Selling and general costs were $47,000 higher in the three months ended June 30, 1995 than they were in the third quarter of fiscal 1994, representing primarily the additional overheads of the Netherlands operation started at the beginning of the current fiscal year. Amounts expended on other research and development projects, primarily developing new automation products and improving existing ones, increased by $17,000 in the third quarter of fiscal 1995 as compared to the similar period in fiscal 1994.

         In summary, the semiconductor equipment segment produced an operating profit of $95,000 in the quarter ended June 30, 1995, a decline of $21,000 compared to the operating profit of $116,000 realized in the third quarter of fiscal 1994. The decline in operating profit results from the third quarter start-up losses of the Tempress operation in the Netherlands, as that operation did not have a large systems shipment in that quarter.


TECHNICAL CONTRACT PERSONNEL BUSINESS

         Net revenues of this segment were $1,056,000 for the third quarter of fiscal 1995, compared to $1,935,000 for the third quarter of fiscal 1994. The 45% decrease in revenues is primarily a result of one large client no longer having the peak requirements for technical contract personnel that it had during the last nine months of fiscal 1994.

         The gross margins for this segment were $128,000 in fiscal 1995 quarter as compared to $209,000 in the third quarter of fiscal 1994. The gross margin percentage increased from 11% of this segment's revenues in the third quarter of fiscal 1994 to 12% for the quarter ended June 30 1995. The increase in gross margin as a percentage of revenue is due to the fact that most of the decline in revenue is from clients that required a lower level of service and from which the Company earned a lower gross margin.

         Selling and general expenses of this segment were $15,000 higher in the fiscal 1995 third quarter as compared to the third quarter of fiscal 1994, but are expected to return to the lower level in the fourth quarter.

         Operating profit for this segment was $96,000 higher during the third quarter of fiscal 1994, as compared to the latest quarter of fiscal 1995, primarily due to one large client having peak requirements for technical contract personnel during the fiscal 1994 period which did not extend into the third quarter of fiscal 1995.

TOTAL COMPANY
         The Company's total operating profit for the three months ended June 30, 1995 declined $117,000, because of the start-up losses of the Tempress operation and the reduced operating profit of the technical contract personnel segment as clients that previously had peak requirements returned to a more normal level of personnel requirements. The decline in operating profit was partially offset by the $61,000 increase in interest income derived from cash equivalents and short-term investments.

         The $43,000 income tax provision for the third quarter of fiscal 1995 is lower than what would result from applying the statutory rates to the before tax income, as the effects of permanent differences between financial and taxable income (e.g. the reductions in allowable deductions for meals and entertainment expenses) were more than offset by the reduction in the valuation allowance recorded against the deferred tax asset.

NINE MONTHS ENDED JUNE 30,
1995 vs. 1994

SEMICONDUCTOR EQUIPMENT.

         The semiconductor equipment revenues increased 42% to $4,817,000 in the first nine months of fiscal 1995 from $3,385,000 in the three quarters ended June 30, 1994. The increase is due almost equally to the shipments resulting from the start-up of the Tempress Systems operation in the Netherlands and to increased orders for the Company's domestically produced diffusion processing and automation products. Gross margins increased 17%, or $228,000, over the same period almost entirely from the shipments of the Tempress operation during the second quarter. Because engineering and pricing problems of the domestic operations during the first two quarters of fiscal 1995, the increase in sales of the domestic operation did not significantly contribute to the increase in gross margins.

         Gross margins as a percentage of revenue decreased from 40% in the first nine months of fiscal 1994 to 33% for the first three quarters of fiscal 1995. The decrease in the gross margin percentage is primarily due to the effects of design and pricing errors on the balance of the orders quoted and designed in the nine months ended December 31, 1995 and discussed in the Company's 1994 report on Form 10-K and in the report on Form 10-Q for the first quarter of the current fiscal year. The gross margins as a percentage of revenue for Tempress were lower than earned by the semiconductor segment last year, because it is in the start-up phase and therefore fixed expenses are spread over a lower sales volume.

         The selling and general expenses of the semiconductor segment for the first nine months of fiscal 1995 were $358,000 higher than in the comparable period of last fiscal year. The increase in such expenses is entirely due to the addition of the Tempress start-up operation in the Netherlands.

         During March 1994, the Company entered into a research and development contract with and paid $355,405 to the University of California at Santa Cruz (the "University"). Total research and development costs decreased $226,000 from $390,000 in the first three quarters of fiscal 1994 to $164,000 during the nine months ended June 30, 1995, as there was no expenditure in the first three quarters of fiscal 1995 comparable to the research contract discussed in the preceding sentence and in Note 2 to the Condensed Financial Statements. However, the costs of developing a new Tempress horizontal diffusion furnace explains why the reduction was less than the amount of the research and development contract.

         For the first nine months of fiscal 1995, the semiconductor equipment segment had an operating profit of $217,000 as compared to $121,000 for the first three quarters of fiscal 1994. The $96,000 improvement is less than the amount expended in 1994 for the University contract, as the first three quarters of fiscal 1995 include the start-up costs and losses of Tempress.

         While Tempress Systems, Inc. had significant start-up losses during the first and third quarters and cumulatively for the nine months ended June 30, 1995, it did earn a small operating profit for the second quarter of fiscal 1995. Until such time as Tempress consistently books and ships a sufficient number of systems orders, which the Company estimates will not occur for another three to nine months, it will periodically generate a quarterly operating loss, which can result in the Company having a net loss for the quarter.

TECHNICAL CONTRACT PERSONNEL BUSINESS

         Net revenues of this segment were $3,370,000 for the first nine months of fiscal 1995, compared to $4,694,000 for the first three quarters of fiscal 1994. The 28% decrease in revenues is the result of a significant decline in the number of technical contract personnel provided by Echelon, on a payroll servicing basis, as one client in particular did not have the peak requirements for such personnel as it did in the prior year.

         Gross margins as a percentage of revenues increased from 10% for the first three quarters of 1994 to 12% for comparable period of fiscal 1995, as the result of three factors. First, there was a better mix of services, as a larger percentage of the revenue generated in the current fiscal year was from the placement of the full-service technical contract personnel which includes recruiting the contract employee and providing certain fringe benefits. Because the client is provided with more services than in the "payroll servicing" portion of the business, the Company is also able to charge a higher mark-up. Also, the first two quarters of fiscal 1995 benefited from the revenue of the permanent placement business started in the third quarter of fiscal 1994. Third, the payroll taxes were a lower percentage of revenue in fiscal 1995 than in 1994, as last year there was a significant increase in the number of employees during the third quarter for whom the maximum unemployment contribution was not met until later in the year. Despite these factors, gross margin decreased $57,000, due to the lower volume of business transacted.

         Selling and general expenses of this segment were $53,000 higher in fiscal 1995 as compared to the fiscal 1994 period, primarily due to the third quarter 1994 addition of personnel to provide clients with permanent placement services.

         Primarily due to the higher fiscal 1994 revenues resulting from peak requirements of one client which did not continue into the second and third quarters of fiscal 1995, the operating profit of this segment was $160,000 in fiscal 1994, or $110,000 higher than in the comparable period of fiscal 1995.

TOTAL COMPANY

         The Company's total operating profit for the first nine months of fiscal 1995 decreased $14,000, as the increase in the operating profit of the semiconductor equipment segment was more than offset by the decline in the operating profit of the technical contract personnel segment. There was also a $46,000 increase in corporate expenses which is partially related to increased officer compensation, including a bonus tied to the successful completion of the public offering. The lower operating profit and higher expenses were more than offset by increased interest income from cash and cash equivalents and short-term investments. As a result, the Company had income before income taxes of $170,000 for the first nine months of fiscal 1995, compared to $119,000 for the comparable period of fiscal 1994.

         The $75,000 income tax expense for the first three quarters of fiscal 1995 is approximately what would result by applying the statutory rates to the before tax income, because the effects of the permanent differences between financial and taxable income (e.g. the reductions in allowable deductions for meals and entertainment expenses) was offset by a reduction in the valuation allowance provided on deferred tax assets.

For the nine months ended June 30, 1995 there was net income of $95,000, or $.05 per share, as compared to net income of $47,000, or $.05 per share, for the comparable period of the preceding year. The weighted shares outstanding nearly doubled as a result of the public offering a the end of the first quarter. If the market price of the common stock remains over the $5.50 exercise price of the warrants, the warrants will further increase the weighted average shares outstanding.




                                    PART II




Item 1.  Legal Proceedings.

         A competing European furnace manufacturer is notifying potential customers that it has rights to the furnace technology being applied by Tempress and has threatened legal action if the customers were to purchase furnaces from Tempress. After consulting with legal counsel, the Company does not believe that the competitor's assertions have merit. They could, however, have a material adverse affect on the business of Tempress by deterring customers from purchasing furnaces from Tempress or by causing Tempress to incur significant legal fees to combat those activities.



Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 1995, the Company held its annual meeting of shareholders at which time the following persons were elected as directors in accordance with the votes shown next to their names:

                                               FOR            WITHHELD

         Jong S. Whang                     1,952,444          11,926
         Eugene R. Hartman                 1,952,849          11,521
         Donald F. Johnston                1,952,624          11,746
         Alvin Katz                        1,950,604          13,766
         Bruce R. Thaw                     1,952,874          11,496


         The tabulation of the vote on proposal #2, the Amtech Systems, Inc. 1995 Incentive Stock Option Plan was adjourned until Thursday, May 25, 1995, at 10:00 A.M. Standard Mountain Time, and again until 2:00 P.M. Standard Mountain Time on May 31, 1995. The proposal did not receive the required vote for from a majority of the shares represented at the meeting. There were 955,150 votes cast for, 99,598 votes against, 36,344 votes abstaining, and 878,749 of broker non-votes, as brokers could not vote on this issue without instructions from the beneficial owners.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K - none.







                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMTECH SYSTEMS INC.




                                     by  Robert T. Hass
                                        ---------------------------------------
                                         Robert T. Hass, Vice-President and
                                         Chief Financial Officer

                                     DATED:  August 14, 1995