Form 10-K
period 1995-09-30
AMTECH SYSTEMS INC
filed 1996-01-16
CIK 720500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended:  September 30, 1995
                            ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                         Commission File Number: 0-11412
                                                 -------


                              AMTECH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

         Arizona                                                 86-0411215
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

131 South Clark Drive, Tempe, Arizona                                   85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:     602-967-5146
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                            -------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

                            Redeemable Public Warrant
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 [X] Yes [ ] No

         Indicate by check mark, if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 [ ] Yes [X] No

         State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                       $15,804,706 as of December 8, 1995

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 [ ] Yes [ ] No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

         2,152,851 shares of Common Stock, $.01 par value, as of December 22, 1995. There is only one class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended September 30, 1995).

         PART III (Items 10-13) is incorporated by reference to the Registrant's proxy statement for the Registrant's Annual Meeting of Shareholders to be held on or about February 29, 1996.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1.       BUSINESS ........................................................5

              GENERAL DEVELOPMENT OF BUSINESS .................................5

              SEMICONDUCTOR EQUIPMENT BUSINESS ................................5
                  General .....................................................5
                  Existing Products ...........................................6
                  Proposed New Product ........................................9
                  Order Backlog ..............................................12
                  Manufacturing ..............................................12
                  Engineering-Research and Development .......................12
                  Patents ....................................................13
                  Marketing ..................................................14
                  Competition ................................................15
                  Employees ..................................................16

              TECHNICAL CONTRACT PERSONNEL BUSINESS ..........................16
                  General ....................................................16
                  Source and Availability of Contract Personnel ..............17
                  Marketing and Customers ....................................18
                  Seasonality ................................................18
                  Competition ................................................18
                  Overhead Personnel .........................................19
                  Future Plans ...............................................19

              FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
              OPERATIONS AND EXPORT SALES ....................................20

ITEM 2.       PROPERTIES......................................................20

ITEM 3.       LEGAL PROCEEDINGS ..............................................21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............21

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
              STOCKHOLDERS' MATTERS ..........................................22

              Market Information .............................................22
              Holders ........................................................22
              Dividends ......................................................22

                                                                            Page

ITEM 6.       SELECTED FINANCIAL DATA ........................................23

ITEM 7.       MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ............................25

              Liquidity and Capital Resources ................................25

              Results of Operations ..........................................26

                  Fiscal 1995 compared to Fiscal 1994 ........................26
                       Semiconductor Equipment Business ......................26
                       Income From Continuing Operations......................27
                       Discontinued Technical Contract Personnel Business ....28
                       Total Company .........................................29

                  Fiscal 1994 compared to Fiscal 1993 ........................30
                       Semiconductor Equipment Business ......................30
                       Income From Continuing Operations......................31
                       Discontinued Technical Contract Personnel Business ....31
                       Total Company .........................................32

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................33

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........34

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............35

ITEM 11.      MANAGEMENT REMUNERATION ........................................35

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT .....................................................35

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................35

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K .......................................................36

SIGNATURES ...................................................................39

                                     PART I

ITEM 1.    BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

         Amtech Systems, Inc. (hereinafter the "Company" or the "Registrant") was incorporated in Arizona in October, 1981, under the name Quartz Engineering & Materials, Inc., and changed to its present name during 1987. At its inception the Company's business was the manufacture of low technology quartzware implements for sale to and use by manufacturers of semiconductor chips. The Company is currently, and has been since 1987, engaged primarily in the manufacture of several items of capital equipment, one of which is patented, used by customers in the manufacture of semiconductors. The Company has recently obtained a U.S. patent on technology on which it expects to base a proposed new photo chemical vapor deposition ("CVD") product for use in semiconductor manufacturing facilities. The Company has engaged the University of California, Santa Cruz, to conduct a study to determine the feasibility of such a product. If the results of the study are favorable, the Company intends to commence to design, manufacture and market a photo CVD product. See Semiconductor Equipment Business, below.

         Until recently, the Company also was engaged in the technical contract personnel business through a subsidiary, Echelon Service Company ("Echelon") in Baltimore, Maryland. In October 1995, the Board of Directors of the Company determined to dispose of the stock of Echelon in order to allow the Company to focus on its core semiconductor equipment business. The Company has executed an agreement with Eugene R. Hartman, Vice President of the Company and the President of Echelon, to sell all of the stock of Echelon to Mr. Hartman in exchange for 98,016 shares of Amtech Common Stock held by Mr. Hartman and additional cash consideration. See Technical Contract Personnel Business, below.

         Revenues of the semiconductor equipment business were 60% of total revenues in fiscal 1995 and generated 81% of the total gross profit while revenues for the technical contract personnel business were 40% of the Company's total revenues and generated 19% of its gross profit. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

         The Company is dependent for its management and important business relationships on the active participation of its President, Mr. J. S. Whang and for general management of the technical contract personnel business on the services of Mr. Eugene R. Hartman, a Vice President of the Company and Chief Operating Officer of the technical contract personnel business.

                        SEMICONDUCTOR EQUIPMENT BUSINESS

General

         The Company is engaged primarily in the manufacture and marketing of several items of capital equipment used by customers in the manufacture of semiconductors. Semiconductors, or semiconductor "chips," are made of silicon and are part of the circuitry of electronic computers. Their manufacture involves complex operations during which silicon wafers (the substrates from which chips are made) are inserted in a diffusion furnace and subjected to the precise flow of gases under very intense heat. The Company's products are intended to permit its customers to increase the degree of control over the manufacturing environment and to reduce exposure to contaminants by reducing the amount of human contact during the process. Following an industry trend, the size of individual chips has tended to decrease and the size of the wafers from which chips are made has tended to increase. As a result, the value of each wafer has increased because each is the source of an increased number of chips. As the value of wafers increase, so too does the importance of control over the manufacturing environment.

         There is also a trend in the industry, related to the trend to smaller chips, to the use in new semiconductor manufacturing facilities of newer technology, vertical diffusion furnaces, which are more efficient to use than older technology horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers. Vertical diffusion furnaces are, however, significantly more expensive to purchase than horizontal diffusion furnaces. The Company's products are useable with horizontal diffusion furnaces only. The Company's target market consists of customers who wish to increase the efficiency of their existing semiconductor manufacturing facilities equipped with horizontal diffusion systems. The Company's target market also includes customers who build new facilities but whose operations do not require the higher priced vertical diffusion furnace systems. Based on market information obtained through customer and market contacts, the Company believes that approximately 70% to 80% of worldwide semiconductor manufacturing facilities are equipped with horizontal diffusion furnaces and 20% to 30% with vertical diffusion furnaces. While the Company estimates that over a five-year period the percentage of facilities in the world equipped with each type of system will become equal, it believes that a significant demand for its present product line will continue to exist during that period, although there can be no assurance in that regard. The Company plans to increase its share of the market by expanding its product line through the manufacture of horizontal diffusion furnaces, thus adding to the number and variety of the Company's products and expanding its sales, marketing and manufacturing in Europe. The expanded manufacturing and sales operations are located at a leased facility in Hoogeveen, Netherlands. As further described herein, these changes are expected to result in increased worldwide sales of the Company's existing products as well as increasing revenue through sales of its proposed new furnace line.

         The Company  recently  obtained a U.S. patent on technology on which it expects to base a proposed new photo-assisted CVD product for use in semiconductor manufacturing facilities, including those equipped with both vertical and/or horizontal diffusion furnaces. The Company has engaged the University of California, Santa Cruz, to conduct a study to determine the feasibility of such a product. If the results of the study are favorable, the Company intends to design, manufacture and market a photo-assisted CVD product.

         The semiconductor equipment business produced approximately 60% of the Company's total revenues, 81% of its gross profits and 80% of the operating profits for fiscal year 1995. During fiscal year 1995, approximately 62% of the semiconductor equipment segment's revenues were derived from the sale of new systems, including upgrades and retrofits of previously sold systems. The remainder of semiconductor equipment revenues (approximately 38%) was derived from the sale of replacement parts and ancillary items.

Existing Products

Atmoscan(R)

         The Company's "Atmoscan(R)" is a patented controlled environment wafer processing system for use with horizontal diffusion furnaces. It is comprised of a flanged quartz tube and several metal parts. When in use, the flanged tube is loaded with wafers and inserted into the diffusion furnace under a nitrogen controlled environment. The technology protected by the Company's Atmoscan(R) patents is a processing method that includes a cantilever tube that carries wafers and through which a purging inert gas flows during the loading and unloading of wafers into and out of the diffusion furnace.

         The Company believes that among the major advantages afforded by the Atmoscan(R) product are increased control of the environment of the wafers during the gaseous and heating process, thereby increasing yields and decreasing manufacturing costs, and a decreased need for the cleaning of diffusion furnace tubes, which ordinarily involves substantial expense and equipment down time. Additional significant economies in the manufacturing process are also believed to result.

         The Company has manufactured and sold Atmoscan(R) units to major semiconductor manufacturers in the United States, the Pacific Rim and Europe, including at various times to International Business Machines, Intel
Corporation, Samsung, Digital Equipment Corp., Motorola, SGS-Thompson and others. During fiscal 1995, Atmoscan(R) units were sold in a price range of approximately $26,000 (for simpler models without accessories or ancillary items) to approximately $70,000 (for more complex models). As discussed elsewhere, sales of Atmoscan(R) have declined from their peak in 1989, due to an industry trend toward use of vertical diffusion furnaces.

         The Company has designed and sells an open cantilever paddle system as an alternative to the closed processing method of the Atmoscan(R). The per unit price is approximately $13,000-$18,000, depending upon the customer's specifications.

IBAL

         "IBAL" is an acronym for "Individual Boats with Automated Loading." Boats are quartz trays that hold silicon wafers while they are being processed in diffusion furnaces. IBAL is a device, including software, which automatically places boats into Atmoscan(R) tubes or on open cantilever paddle systems before they are inserted in the diffusion furnace and automatically removes the trays after completion of the process. The Company has sold units of the IBAL for approximately $20,000 to $25,000 each, not including the price of the Atmoscan(R) or open cantilever paddle system. Use of the IBAL products reduces human handling and, therefore, reduces exposure of wafers to contaminants during the loading and unloading of the process tubes.

         The IBAL Butler is a robotics device which further automates the loading of wafers into the diffusion furnace by automatically transferring wafer carriers onto the IBAL for loading into the Atmoscan(R) for the appropriate furnace tube. The unit price for the IBAL Butler is approximately $40,000 or on the open cantilever paddle.

         The IBAL Queue provides a convenient staging area for the operator to place boats on a load station and automates the loading of those boats onto the IBAL Butler. IBAL Queue was first developed and offered for sale in the fourth quarter of 1993 and the first unit was shipped during the second quarter of fiscal 1994. The unit price for the IBAL Queue is $27,000.

Load Stations

         The products described above are offered and sometimes sold as a complete system, mounted on a device called a "load station," which also includes an ultra-clean environment for wafer loading by filtering and controlling the flow of air. The Company began shipping load stations in fiscal 1992. The price for the load station alone (in addition to the price for the component systems described above) is approximately $60,000, depending upon the complexity of a customer's requirements. Depending on configuration, which varies from order to order, complete load stations with loaders and IBAL automation have been sold at prices between $150,000 and $320,000.

Diffusion Furnaces

         The Company offers horizontal diffusion furnaces utilizing existing industry technology for sale to customers who do not require the advanced automation of, or cannot incur the major expense of acquiring, vertical diffusion furnaces. While the major advantage of vertical diffusion furnaces is their susceptibility to increased automation, which decreases the degree of human intervention in the manufacturing process, the use of horizontal diffusion furnaces, with less automation, is more economical for larger size chips and multi-model semiconductor manufacturing. While overall market demand for horizontal diffusion furnaces is declining, the Company believes that a niche market will persist. As of the date of this Report, the Company has sold six furnaces.

         The Company has transitioned from being a purchaser of horizontal diffusion furnaces substantially assembled by suppliers to being a manufacturer. The Company continues to acquire the frames and covers for furnaces from subcontractors. This transition is being pursued as part of a plan to increase both the number and variety of products offered by the Company and to expand its sales, marketing and manufacturing capabilities. The Company has expended approximately $1 million in cash in the acquisition of certain assets useable in the manufacture and sale of horizontal diffusion furnaces and ancillary items to fund the start-up and operation of an expanded horizontal diffusion furnace business using such assets. Those assets include items purchased from another company which had previously acquired the entire business of a bankrupt company, Tempress B.V., located in the Netherlands. That business involved the development, manufacture and sale of a number of different products, including a horizontal diffusion furnace. The Company also acquired from the bankrupt estate the right to use the trade name "Tempress" in connection with such furnaces. The right to use the tradename "Tempress" is also held by three subsidiaries of Tempress in connection with the sale of other

Tempress products and services unrelated to the horizontal diffusion furnace. The Company has hired a number of former Tempress technical and sales personnel to design, manufacture and sell its own furnace products under the "Tempress" name. The Company believes that the causes of the Tempress bankruptcy were related to the fact that Tempress was undercapitalized and that large expenditures were incurred in the development of other products, and was not related to the quality or reputation of the Tempress products. Accordingly, the Company believes that a diffusion furnace product designed by former Tempress product engineers and sold under the "Tempress" name will be accepted by the Company's targeted market. See Engineering - Research and Development and Marketing, below.

         There is, of course, no assurance of success in the Company's efforts to design and market horizontal diffusion furnace products. If the Company's efforts do not succeed, the Company may suffer significant losses. The expanded manufacturing and sales operations are expected to be located at a leased facility in Hoogeveen, Netherlands. The Company's ability to carry out its plan is subject to risk, arising in part from the cyclical nature of the business. There is a further risk that, as is estimated by at least one market research firm, the installation of new vertical diffusion furnaces will increase at a faster rate than is estimated by the Company. In that case, the demand for and sales of the Company's horizontal diffusion furnaces may be below the Company's estimates, its revenue and possible earnings may not increase as expected and the period of start-up losses for the Netherlands operation may extend for a period longer than the first year.

Proposed New Products

CVD Technology

         The Company has patented a certain invention which it believes may be of significant importance to the semiconductor manufacturing industry. It is now having a research study conducted to determine the feasibility of developing semiconductor manufacturing equipment using this patented invention. The invention relates to an improvement to the photo-assisted CVD process used in the manufacture of certain semiconductors. The improvement uses ultraviolet light to activate the deposition reactions rather than heat, which is presently the common means in commercial CVD processing. This photo-assisted CVD process is separate and distinct from the diffusion process in which the Company's existing products are used and its use is not limited to horizontal diffusion furnace facilities as are the Company's existing products.

         A  photo-assisted  CVD  process  is  potentially   attractive  for  the
manufacture of semiconductors because it allows a less severe processing environment. First, the photo-assisted CVD processes occur at lower temperatures and the lower temperature reduces the risk of defects in the deposited materials. In this process, ultraviolet or UV light is used as the energy source to effect the deposition of chemicals on the wafers. The photo-assisted CVD processes also avoid radiation damage which can occur with currently prevalent processes. Furthermore, photo-assisted CVD processes based on the Company's patented method are more readily adaptable to the use of larger wafers (the silicon substrates from which semiconductor chips are made) than other CVD processes now in use. The trend in the industry is to the use of larger size wafers and smaller size chips.

         At present, photo-assisted CVD processes are not widely used because the optical windows through which the UV light is introduced become covered by the same material that is deposited on the substrates. The window deposition results in absorption of the UV light before the light can activate further deposition on the substrates. The window deposition may also significantly degrade the uniformity of thickness of the deposited material. Although various other patented techniques have been used to alleviate or remedy this problem, none of them is believed by the Company to be satisfactory.

         UV lights currently available are not sufficiently intense for high through-put manufacturing. While the Company's technology will not solve the UV light intensity problem, the second phase of the feasibility study will investigate available higher intensity light sources. The development of a higher intensity UV light may increase the market for the product, and such development may be attempted by the Company.

         The concept of the Company's invention is to use a battery of individually controllable UV lamps, each embedded in an elongated pipe (light pipe) with its own window. The technology protected by the Company's photo-assisted CVD patents is described as a processing method that includes the introduction of inert purging gas into the base of each light pipe opening with sufficient velocity to flow against reactant gas molecules (which are intended to be deposited on the wafers) and prevent them from reaching and being deposited on the window or the lamps, thus avoiding clouding.

         The Company has not determined whether a commercially feasible product can be developed from this technology. The Company has entered into a Research Agreement with the Regents of the University of California ("University") whereunder a feasibility study is being undertaken by the University under the direction of Roger W. Anderson, Ph.D. The study commenced on or about March 14, 1994 and has proven that the Company's patented photo-assisted CVD method solves the window deposition problem. The study has been extended to February 28, 1996 to confirm the deposition rate and the commercial feasibility of the Company's potential method.

         The total cost of the study to the Company is fixed at $441,620 of which $355,405 was paid in fiscal 1994. The University is to provide all necessary facilities. Necessary equipment not on hand will be purchased by the University out of the Company's payment. The equipment so purchased and the product prototype, if successfully developed, will remain the University's property subject to the Company's rights to certain intellectual property developed from the study and the right to reasonable access to the equipment and the prototype for customer and other demonstrations. The Company will reimburse the University the cost of chemicals and supplies consumed in such demonstrations.

         The University has agreed for a period of three years to protect as the Company's confidential information all information, techniques and methods developed through the study that are related to the development, design and construction of the photo-assisted CVD prototype except for (i) information which is or becomes common knowledge other than through a breach of the agreement, (ii) information as to the results of the study which does not disclose the methods whereby the results were achieved, and (iii) information required to be disclosed by law. The University has the right to publish information of general scientific and academic interest without disclosing any confidential information and a copy of any such publication is to be furnished to the Company in advance to assure against such disclosure.

         Any new inventions developed out of the study should be the property of the party whose employee is the inventor. Each party shall have an undivided interest in any invention made jointly by employees of both parties.

         It is acknowledged in the agreement that the University also claims rights in certain pre-existing intellectual property related to the photo-assisted CVD process. While it is understood that the Company's patented technology is to be the primary focus of the study, it is contemplated that inventions based on the University's claims may result from the study. If so, the Company will have a period of 90 days after disclosure to it by the University of such an invention in which to elect to obtain an exclusive, royalty-bearing license to make, use and sell any such invention first actually reduced to practice in the performance of the study. If the Company elects to obtain such a license, it will assume all costs of obtaining and maintaining patent protection whether or not a patent is actually issued. The parties will then negotiate in good faith as to the terms of such a license and if no license agreement is concluded within 120 days of the date the Company elects to obtain such a license, the Company will no longer have any rights with respect to such inventions. The parties have agreed that the royalty payable by the Company under any such license shall be one-half of one percent (0.5%) of the net sales of products based on a University patent which is an improvement to the Company's patent and between 2% and 4% on the net sales of products based on other University inventions. In the case of joint inventions, the royalty rate is to reflect the relative contribution of the parties to the development of such inventions.

         The agreement expires on February 28, 1996. The agreement may be terminated by either party if Dr. Anderson becomes unwilling or unable to continue the study and a mutually acceptable substitute is not available or at any time by the Company upon 30 days prior written notice to the University.

         It is anticipated that, if the results of the University study are favorable, the Company will design and develop specifications for an initial photo-assisted CVD device. The initial device is expected to have one "chamber,"containing a number of light pipes and a pedestal (called a susceptor) to hold wafers and would be sold to academic and industry research facilities. If, as expected by the Company, use by such facilities results in acceptance of the technology by the industry, the Company will attempt to develop a fully automatic multi-chamber, multi-wafer product for mass production of semiconductors. The automation (or robotic) components of the product are expected to be procured from other manufacturers.

         The Company's current plans for the proposed new photo CVD product are conceptual only. Detailed planning is expected to be done if, as and when the
University study demonstrates the product's commercial feasibility. The development of first a research laboratory product and then an industrial product is expected to take a period of approximately two to three years.

          The total cost of the photo-assisted CVD product development effort is expected to be approximately $3,200,000, expended in stages over a two to three year period. All of the Company's plans and estimates are subject to significant uncertainties.

Wafer Reclaiming Venture

         In November 1995, the Company entered into a joint venture agreement pursuant to which it acquired a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. Seil Semicon, Inc., which is in the preliminary start-up phase intends to develop and operate a silicon test wafer reclaiming business. The Company agreed to invest $500,000 in the venture, $250,000 of which was paid in November 1995 and the remainder of which will be due at the time Seil Semicon obtains $3 million in third party financing. Seil Semicon has acquired real property for construction of the reclamation facility. The ultimate success of the venture depends on a number of factors, including securing adequate financing, of which there can be no assurance.

Order Backlog

         As of November 30, 1995, the Company's order backlog for semiconductor equipment was approximately $4,980,000 compared to approximately $2,187,000 at the same date in the previous year. The Company includes in its backlog all credit approved customer purchase orders. The Company anticipates that $3,340,000 and $1,640,000 of its current backlog will be shipped in fiscal 1996 and 1997, respectively. Orders in the backlog may be canceled by the customer upon payment of mutually acceptable cancellation charges. While the current backlog includes the orders of one customer to be shipped over two fiscal years, orders generally are shipped within one to six months of receipt. Accordingly, the backlog may not be a valid measure of revenue for a future period. In addition, a backlog does not provide any assurance that the Company will realize a profit from the order.

Manufacturing

         The Company purchases quartz and metal components of its products from competitive market sources and inspects and assembles them at its plant in Tempe, Arizona. Certain parts of the system are machined at the Company's own machine shop. With the exception of quartz components, no procurement problems are currently being encountered nor are any such problems considered likely. The Company is experiencing long lead-times of four to six months for quartz components, requiring it to quote longer lead times for certain of its products. The Company expects to conduct similar assembly operations for its proposed furnace line at a leased facility in Hoogeveen, Netherlands. If the proposed photo-assisted CVD product is developed, the Company plans to continue to rely on suppliers for most parts and to do a small amount of machining work internally.

Engineering - Research and Development

         The Atmoscan(R), was acquired in 1983 through a licensing arrangement with its inventor, who was not employed by the Company. The other products were developed by Company personnel. The patented photo-assisted CVD technology was invented and patent rights assigned to the Company by an employee. The Company presently employs at its Tempe, Arizona plant, three engineers (including one with sales support responsibilities) and four technicians. Product development in the past has been accomplished in an important part through cooperative efforts with a key customer and such cooperation is expected to continue to be a significant element in the Company's future development efforts. The Company's relationship with that customer are substantially dependent on the personal relations established by the Company's President, Mr. Jong S. Whang. It is anticipated that approximately five additional engineers and technicians will be required for the proposed new photo-assisted CVD product development effort.

         The Company presently employs one engineer and six technicians for its Netherlands operation. These employees design and support the horizontal diffusion furnace product line manufactured in the Netherlands.

         The Company may from time to time seek to develop or acquire new products other than those described above to the extent that funds may be available.

Patents

         Generally, the effect of a patent is that the courts will grant to the patent holder the right to prevent others from making, using and selling the combination of elements or combination of steps covered by the patent.

         The Company has several United States patents on the Atmoscan(R) system, each reflecting an improvement to or modification of the previous patent. The two Japanese patents pending on the Atmoscan(R) cover the first two U.S. patents listed in the table, below.

         Other than certain patents on the IBAL automation, neither the IBAL, cantilever, load stations nor the diffusion furnace products are protected by patents.

         The following table shows the patents granted and the expiration date thereof and the patents pending for the Company's products in each of the countries listed below:

                                                         Expiration Date or
Product                     Country                      Pending Approval
-------                     -------                      ------------------

Atmoscan(R)                 United States                July 10, 2001
Atmoscan(R)                 United States                September 24, 2002
Atmoscan(R)                 United States                July 2, 2002
Atmoscan(R)                 United States                August 30, 2005
Atmoscan(R)                 Korea                        May 30, 1999
Atmoscan(R)                 Japan                        June 1, 2004
Atmoscan(R)                 Japan                        July 18, 2005
Atmoscan(R)                 European Patent Community
                            - France                     July 18, 2004
                            - Germany                    July 18, 2004
                            - United Kingdom             July 18, 2004
                            - Italy                      July 18, 2004
                            - Netherlands                July 18, 2004
IBAL Cantilever Trolley     United States                Pending Approval

                                                         Expiration Date or
Product                     Country                      Pending Approval
-------                     -------                      ------------------


Photo CVD                   United States                June 1, 2010
Photo CVD                   United States                November 15, 2011
Photo CVD                   Japan                        Pending Approval


         The Company's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents and trademarks. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. There can be no assurance that in the future products, processes or technologies owned by others, necessary to the conduct of the Company's business can be licensed on commercially reasonable terms.

Marketing

         There are two components of the market for the Company's existing products, which consists of semiconductor manufacturers in the United States, Western Europe, Taiwan, Korea, Japan and recently the People's Republic of China and India. One component consists of customers who are installing new semiconductor manufacturing facilities. The other component consists of customers who wish to install new equipment systems in existing facilities. The Company's products have been sold in both components. The market for the Company's existing products is as described above. The Company intends to increase its share of that market by adding the horizontal diffusion furnace manufactured by the Company in its Netherlands facility to its product line and increasing its sales, marketing and manufacturing capabilities in Europe. This plan has and is expected to increase revenue not only through sales of a new product, but to increase sales of other products by permitting the Company to offer a wider product line, enabling customers to fill more of their needs through purchases of the Company's products and by permitting the Company to offer more complete load stations (described above). For example, the Company expects to generate increased sales of diffusion furnaces because it will offer them together with Atmoscan(R) and IBAL products. The Company also expects to obtain orders for its new horizontal diffusion furnace from former Tempress customers as well as customers in the United States, a large market that had not been effectively penetrated by Tempress in recent years.

         The Company's installed base of customers (facilities at which the Company's products are installed and operating) includes IBM Corporation, Motorola, Digital Equipment, Texas Instruments, Intel Corporation, National Semiconductor, Rockwell International, Phillips, Northern Telecom, SGS-Thomson, Mitsubishi, Oki, Samsung, Hyundai, UMC and Wuxi China. Of these corporations, IBM Corporation, Motorola, Digital Equipment, Intel Corporation, SGS-Thomson and Samsung have been customers of the Company for approximately 11 years.

         The Company markets its products by participation in trade shows, by direct customer contact by the Company's sales personnel (currently the President and two salesmen in the United States and two sales and marketing personnel located in the Netherlands) and through independent sales representatives and distributors. The Company is dependent on its President, J.S. Whang, for continuing relationships with key customers.

         During fiscal 1995, three customers accounted for 28%, 11% and 14%, respectively, of equipment sales. No other customers accounted for 10% or more of this segment's sales. For a more complete analysis of significant equipment customers, see Note (4) of the Notes to Consolidated Financial Statements included herein (the "Financial Statements").

         There are presently eight independent sales representatives, each covering a specified geographical area on an exclusive basis. The areas now covered by representatives are the State of Florida, the New England area, Northern Europe, Central Europe (including Germany), France, India, Italy, Korea, Taiwan, and the People's Republic of China. Representatives are paid a commission as specified from time to time in the Company's commission schedule, which at present is higher for complete units and lower for spare parts and accessories. Furthermore, a discount is allowed to a customer who is a manufacturer of diffusion furnaces.

         Upon the development of the proposed photo-assisted CVD product, the Company will seek initially to make sales to customers who have assisted and will continue to assist in further development. Such customers will probably be allowed a discount from published prices. Although marketing the new product, if it is successfully developed, will probably result in an increase in the number of marketing employees and in advertising and other marketing expense, the amount cannot now be predicted with any degree of accuracy.

         Semiconductor equipment sales generally fluctuate with the level of capital spending in the semiconductor industry. The semiconductor business is cyclical.

Competition

         The Company is not aware of any significant product which directly competes with the Atmoscan(R), however, there are several processing systems and various configurations of existing manufacturing products which provide advantages similar to those that the Company believes the Atmoscan(R) provides to semiconductor manufacturers. Notwithstanding the industry trend to the use of vertical diffusion furnaces (with which Atmoscan(R) is not useable), the Company believes that a number of customers are and will continue to be willing to buy Atmoscan(R) units for use with horizontal diffusion furnaces because the Atmoscan(R) provides better results in terms of more uniform wafer temperature and dispersion of heated gases in the semiconductor manufacturing process, less exposure of semiconductor wafers to contaminants, and other technical advantages which afford to its users a higher yield and, therefore, a lower per item cost in the manufacture of semiconductors. The Company believes that there are several products in the market which perform the same functions as the IBAL automation products, IBAL Atmoscan(R), IBAL Butler and IBAL Queue, but they are more complex and more expensive. The IBAL products are intended for customers who do not require the more complex systems. Load stations are sold to customers that are upgrading their existing facilities with other products of the Company. These load stations provide a cleaner environment to those they replace and can reduce the down-time for the upgrade as these load stations were specifically designed to accept the Company's products without further modification. Products competitive with the Company's load station are sold by several well-established firms, larger than the Company. The Company believes, however, that there is a niche market for its load stations because Atmoscan(R) and IBAL are included as components. The cantilever system is designed for easy assembly and disassembly to minimize down-time during maintenance. The Company expects to sell its horizontal diffusion furnaces to customers who purchase them in small quantities and that it will maintain a competitive position through its policy of providing competitive prices and product support services designed for the customer's specific requirements.

         Competition to be expected for the proposed photo-assisted CVD product cannot now be determined. It should be assumed, however, that others in the industry are in the process of developing new products and improving existing ones.

Employees

         The Company presently employs 43 people (including the corporate officers and three contract employees) in its semiconductor equipment business; 16 in manufacturing, 13 in engineering, six in administration, and six in sales positions. Of these, 27 are employed at the Company's offices and plant in Tempe, Arizona, and 16 at its facility in Hoogeveen, Netherlands.

                      TECHNICAL CONTRACT PERSONNEL BUSINESS
                    DISCONTINUED OPERATIONS--SALE OF ECHELON

General

         The Company entered the technical contract personnel business through the acquisition in 1988, from Mr. James D. Renner, of RTS, Inc. ("RTS"), which business was principally conducted in the greater Phoenix, Arizona, area, with operations in Texas and New Mexico. In 1989, a similar business, Echelon Service Company ("Echelon"), in Baltimore, Maryland, was acquired from Mr. Eugene R. Hartman. Mr. Hartman is currently a Director of the Company. In 1990, the Company continued its personnel business expansion through the acquisition of several businesses in Los Angeles, California known as Martec from Mr. Martin L. Simons.

         In 1992, RTS, Inc. and Martec, together with various wholly owned subsidiaries, were sold to another company. Under an agreement with the buyer, the Company agreed not to engage in the temporary personnel business in those areas until October 1, 1997. The Company's technical contract personnel business is conducted through a wholly owned subsidiary, Echelon, located in Baltimore, Maryland. Echelon furnishes technical employees to customers located in Baltimore and nearby areas (including Baltimore County and the eastern half of Maryland, Washington, D.C., Northern Virginia and Pennsylvania).

         Customers usually employ contract personnel when the estimated period of their need for the personnel is uncertain or believed to be short term, generally for periods of approximately six months. This practice reduces the customers' exposure to increased unemployment tax rates and other adverse consequences of frequent employee lay-offs, reduces their recruiting expenses with respect to short term employees, and relieves them of the necessity of including technical contract personnel in various employee benefit plans.

         Arrangements with customers typically specify the Company's charges (usually a contractually fixed mark-up over the compensation paid to the technical employee), the amount and type of insurance to be maintained by the Company (such as workmen's compensation) and, the administrative functions to be performed by the Company (such as checking immigration status and processing applications for security clearances in connection with defense-related employment). The agreements set forth the terms to be applied if and when personnel are furnished to the customer; they do not require that the customer employ or that the Company furnish any personnel.

         The contract employee is in all legal respects an employee of the Company for the time, and under the conditions, specified by the customer. The Company is responsible for paying the employee, and making appropriate payroll deductions and payment of proper amounts for income taxes, social security and the like. Customers are billed on a periodic basis. All direct payroll costs (employer's social security contributions, unemployment and workmen's compensation insurance premiums, etc.) are borne by the Company. In addition, the Company provides certain limited fringe benefits to certain technical employees who meet criteria in terms of length and, steadiness of employment with customers. Contract personnel are employed and paid by the Company only when they are engaged by a customer. Employee compensation is for the most part determined by negotiated agreements between the Company and the customer and between the Company and the employee, but in some areas are set by agreement between the Company's customer and the particular employee.

         The gross profit (or margin) of the Company from personnel operations is the difference between the fee which is paid to the Company by the customer and the compensation of the technical employee plus direct and indirect payroll costs paid by the Company. The Company's fee is usually an agreed upon percentage of the employee's compensation. Variable factors affecting the earnings of this business are the cost of technical employee fringe benefits, payroll taxes, certain insurance premium costs to the extent that they can be influenced by the Company and the Company's related overhead expense. There is currently a trend to increased unemployment insurance and workers' compensation costs.

         The Company seeks to fill customer requests for specific types of technical employees with personnel selected on the basis of information maintained in its files, or with personnel who respond to help-wanted advertising, active solicitation and referrals. In most cases, the final hiring decision is made by the customer after conducting individual interviews with persons, selected by the Company as well as those referred by competitors.

         Customers rarely if ever enter into exclusive agreements with any technical contract personnel supplier. They maintain agreements with several selected technical contract personnel companies and specific requirements are usually communicated to all of them.

Source and Availability of Contract Personnel

         The Company conducts a continuing recruiting effort to increase the number of prospective employees who desire to obtain temporary employment through the Company. This effort is conducted through general advertising in trade journals, advertising to fill specific positions, active solicitation and referrals. The Company has not experienced any material difficulties in recruiting employees qualified to meet customer requirements.

Marketing and Customers

         Most of the Company's customers and prospective customers usually solicit bids or proposals from personnel suppliers by submitting "requirements" for specific types of personnel on an employee-by-employee basis, with compensation being negotiated on an individual basis as well. At such times the Company, if it wishes to seek the business, prepares and submits a proposal to the customer or prospective customer which covers the fee or mark-up and an undertaking to comply with customer requirements with respect to insurance and administrative matters. Company management personnel also seek to answer customer questions and convey assurances as to the Company's experience and capabilities in furnishing technical contract personnel and otherwise performing customer services.

         Successful marketing often depends on the ability of individual management and marketing personnel to create and maintain good relationships with the customer's personnel management.

         During   fiscal  1995  and  1994,   Martin   Marietta   accounted   for
approximately 14% and 33% of Echelon's revenues, respectively.

         Echelon markets itself as being a reliable source of highly skilled contract engineering talent. As such, many of the customers tend to be engineering and technology driven companies which require additional personnel for specific projects. The Company emphasizes maintaining as large a customer base as possible, in order to minimize the pressure on prices and the volatility in revenues that sometimes results from being dependent upon one customer.

Seasonality

         There is a certain seasonal aspect to the technical contract personnel business which is caused by the effect of payroll taxes. The Company is responsible for paying unemployment taxes and the employer's share of social security taxes. When the maximum amount of such tax is reached for an employee, the Company no longer makes payments in respect of the employee and its earnings are thereby increased. Accordingly, the earnings of the technical contract personnel business are higher during approximately the last three months of the calendar year (corresponding to the Company's first fiscal quarter) than during other periods of the year. Payroll taxes tend to be the highest and earnings the lowest in the first three months of the calendar year (corresponding to the Company's second fiscal quarter) as this is the period during which the Company pays unemployment and social security taxes on all employees.

Competition

         Competitive factors in the technical contract personnel business are price (the amount of fee or mark-up over the salary or wage paid to the technical employee), ability to furnish the type of personnel required by the customer promptly and the quality of service given to customers. The supplier with the largest number of qualified prospective technical employees and the information systems necessary to promptly match their skills and experience to the job requirements has a competitive advantage. A number of the Company's competitors are much larger and better financed than the Company and as a result may be able to offer lower mark-ups to customers because of economies of scale.

Overhead Personnel

         Echelon has a total of five overhead employees, including one each in management, personnel recruiting, sales, administration and clerical.

Plans to Dispose of Contract Personnel Business

         In October 1995, the Board of Directors of the Company determined to dispose of the contract personnel business in order to allow the Company to focus on its core semiconductor equipment business. In December 1995, the Company executed an agreement with Eugene R. Hartman, a Vice President of the Company and the President of Echelon, to sell all of the stock of Echelon to Mr. Hartman in exchange for 98,016 shares of Amtech Common Stock held by Mr. Hartman and additional cash consideration. The total consideration for the Echelon Stock is valued at approximately $1.2 million. Of that consideration, approximately $800,000 will be in the form of Amtech Stock and approximately $400,000 will be in the form of a cash distribution by Echelon to Amtech prior to the sale. To the extent Echelon does not have enough cash to make the full distribution, the balance will be paid by assigning receivables to Amtech.

         Prior to entering the agreement with Mr. Hartman, the Company sought and negotiated offers from third parties. However, in the opinion of the Board, the best offer was tendered by Mr. Hartman. The transaction was conducted at arms' length, and management does not believe that a better deal could have been made with unrelated third parties.

         As a result of the disposition of Echelon, operation and financial data related to the contract personnel business are identified as a "discontinued operation" in the Company's financial statements.

           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

         The following table shows the amounts of revenue attributable to the Company's foreign sales for the past three fiscal years (the United States equipment sales being included in the table for comparison purposes). All foreign sales were associated with the Company's semiconductor equipment business and none were to affiliates.


                                             1995                               1994                                1993
                                  --------------------------         --------------------------          ---------------------------
United States (1)                 $2,462,852          (36%)           $2,472,176          (51%)          $2,003,064           (49%)
Far East (2)                       3,483,419          (51%)            1,136,432          (26%)           1,798,670           (44%)
Europe (3)                           493,786           (7%)              222,376           (5%)             286,152            (7%)
India                                424,011           (6%)              500,095          (12%)              -               (-0%-)
                                   ---------          -----            ---------         ------           ---------          ------
Total                             $6,864,068         (100%)           $4,331,079         (100%)          $4,087,886          (100%)

--------------------

(1) Includes sales in Canada, which are not material.
(2) Includes Korea, Singapore, Taiwan, Japan and the People's Republic of China.
(3) Includes sales in Israel, which are not material.


         For a further description of foreign sales, see Note (4) of the Notes to the Financial Statements included herein.


ITEM 2.   PROPERTIES

         The Company's semiconductor equipment business and corporate offices are located in 9,000 square feet of office and manufacturing space at its principal address. The facility is leased at a current rate of $3,515 per month for a term to expire on August 31, 1996.

         The Company also leases approximately 2,270 square feet of general space on a month to month basis in Hoogeveen, Netherlands, at a current rate of $1,215 per month. This facility will not provide adequate space for the Company's assembly operations for its furnace line in the second half of fiscal 1996, and accordingly the Company will be required to lease additional space, which is believed to be available at prevailing lease rates.

         If the results of the University study (described above) are favorable and the Company commences a photo-assisted CVD product development effort, an additional 2,000 square feet will be required for a laboratory. That laboratory, together with the Company's existing plant facility will, the Company believes, be adequate through the first year of the development effort. If and when commercial production begins, an additional 10,000 square feet of space may be required. No difficulty is expected in obtaining any additional space at then prevailing rents.

         Echelon leases approximately 1,646 square feet of office space at 7400 York Road, Towson, Maryland, at a current monthly rental of $2,051 the term of the lease to expire

September 30, 1998. The Company will have no further obligation for these premises following the disposition of Echelon.

ITEM 3.   LEGAL PROCEEDINGS

         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

Market Information

         The Company's common stock is traded in the over-the-counter market and is quoted under the symbol "ASYS" in the automated quotation system of the National Association of Securities Dealers SmallCap Market ("NASDAQ").

         The following table sets forth the range of the high and low bid price for the shares of the Company's common stock for each quarter of fiscal years 1994 and 1995 as reported by the NASDAQ SmallCap Market.

                  Quarter Ended                    High         Low
                  -------------                    ----         ---
Fiscal 1994:
-----------

         December 31, 1993                         3.88         2.63
         March 31, 1994                            3.88         3.00
         June 30, 1994                             3.50         3.25
         September 30, 1994                        3.50         2.63

Fiscal 1995:
-----------

         December 31, 1994                         4.75         3.38
         March 31, 1995                            4.38         4.00
         June 30, 1995                             9.38         4.13
         September 30, 1995                        9.25         7.25


Holders

         As of December 31, 1995, there were 1,527 shareholders of record of the Company's common stock.

Dividends

         The Company has never paid dividends. Its present policy is to apply cash to investment in product development or expansion; consequently, it does not expect to pay dividends within the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         The selected financial data set forth with respect to the Company's operations for each of the years in the three year period ended September 30, 1995 and with respect to the balance sheets at September 30, 1995 and 1994 are derived from audited financial statements that have been audited by Arthur
Andersen LLP, independent public accountants, which are included elsewhere in this Report and are qualified by reference to such financial statements. The statements of operations for the fiscal years ended September 30, 1992 and 1991 and the balance sheets at September 30, 1993, 1992 and 1991 are derived from financial statements not included in this Report. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's Financial Statements (and the related notes thereto) contained elsewhere in this Report.



                                                                        Fiscal Years Ended September 30,
                                        --------------------------------------------------------------------------------------
                                            1995               1994               1993              1992              1991
                                        -----------        -----------         -----------      -----------       ------------

Operating Data

Revenues:

   Semiconductor Equipment              $6,864,068         $4,331,079          $4,087,886         $2,400,777        $2,605,496

   Technical Personnel(1)                4,547,860          6,224,205           4,254,594         25,462,462        28,915,660

   Total Revenues(1)                    11,411,928         10,555,284           8,342,480         27,863,239        31,521,156

Operating Profit by Segment:

   Semiconductor Equipment(2)              335,265             87,210             679,869           (417,529)          202,123

   Technical Personnel                      85,515            223,473             136,280           (678,392)         (746,846)

   Total Operating Profit (loss)           420,780            310,683             816,149         (1,095,921)         (544,723)

   Income (Loss) from
   Continuing Operations(2)                171,053            (89,469)            302,390           (911,210)          (58,812)

Net Income (Loss)(2)                      $226,568            $94,004            $508,670        $(1,501,070)        $(906,436)

Primary Earnings Per Share:(3)(4)

  Continuing Operations (loss)                $.09              $(.09)               $.31              $(.88)            $(.06)

  Net Income                                  $.12               $.10                $.51             $(1.46)            $(.89)

Balance Sheet Data

Working Capital                          6,163,304         $2,244,628          $2,722,362         $2,334,623        $2,940,144

Total Assets                             8,365,519          3,974,922           4,119,928          6,397,033         6,385,380

Total Liabilities                        1,363,291            852,103           1,091,113          3,725,888         2,236,648

Long-Term Debt                           -                  -                   -                 -                  -

Accumulated Deficit                       (891,311)        (1,147,338)         (1,241,342)        (1,750,012)         (248,942)

Shareholders' Equity                     7,002,228          3,122,819           3,028,815          2,671,145         4,148,732


-----------------------------------------

(1) A major portion of the Company's technical personnel business was sold during 1992, resulting in the substantial decrease in revenue from 1992 to 1993.

(2) The results for the fiscal year 1994 include a $355,405 expense for the University study described elsewhere herein.

(3) The results shown have been restated to reflect the two-for-one combination or "reverse split" of Common Stock which took place on June
         4, 1993.

(4) The results shown would be the same if they were prepared on a fully-diluted basis, except that the net income per common share for the fiscal year ended September 30, 1993 would have been $.50.

         For further financial information regarding the Company's business segments, see Note (10) of the Notes to the Financial Statements included herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of September 30, 1995 and 1994, cash and cash equivalents amounted to $834,000 and $737,000, respectively. The $106,000 of net cash provided by operating activities resulted in the fiscal 1995 increase in cash and cash equivalents of $97,000, or 13%.

         Short-term investments, a capital resource, as well as another source of liquidity, also increased by $3,328,000 to $3,672,000 as of September 30, 1995. This increase resulted primarily from the $3,623,000 net proceeds from the public offering. See Note 7 -Stockholders' Investment and Stock Options. Investments in property plant and equipment, primarily to increase the production capacity and operating efficiency of the semiconductor equipment segment and to improve a furnace used for sales demonstration and marketing purposes, resulted in the expenditure of $328,000 of such proceeds. See the Consolidated Statements of Cash Flows included herein.

         Working capital increased by $3,918,000 to $6,163,000 from $2,245,000, an increase of 175%, as a result of the net proceeds from the public offering. The proceeds are substantially invested in U.S. treasury bills and notes and other short-term investments. For the same reasons, the ratio of current assets to current liabilities increased to 5.5:1 from 3.6:1.

         During March 1994, the Company entered into a research and development contract with and paid $355,000 to the University of California at Santa Cruz (the "University"). The University was to develop designs and specifications for a prototype model of a product embodying the Company's patented photo-assisted CVD (chemical vapor deposition) process and to prove the feasibility and demonstrate the practical application of such product. In November, 1995, Amtech entered into an amendment of its research and development contract with the University, which expands the Company's financial commitment by $87,000 and extends the contract through February 28, 1996. The purpose of the amendment is to confirm the deposition rate of the Company's patented method before commencing the development of a commercial model of the photo-assisted CVD reactor at Amtech's facility.

         As this study progresses, management will assess the degree of success achieved and determine how the Company will proceed. If the photo-CVD feasibility study succeeds in demonstrating the practical commercial application of the Company's patent, approximately $3,200,000 of liquidity and capital resources are expected to be expended to develop a commercial model of the photo-assisted CVD reactor at Amtech's facility and to manufacture and market the proposed photo-assisted CVD product. This expenditure is expected to be made in two stages: approximately $1,700,000 for the development of an initial product suitable for use in research facilities and approximately $1,500,000 for the development of a product for use in industrial production facilities. The funds from the cash and short-term investments on hand should be sufficient for these two stages of development. However, these estimates do not include any amount for the expansion of facilities for the manufacture of a new photo-assisted CVD product designed for industrial production facilities. Funds for that expansion, if any, are expected to be obtained from cash flow from operations and other possible sources of financing, such as the possible exercise of the outstanding redeemable common stock warrants. There is no assurance of the availability or sufficiency of that or any other source of financing.

         Subsequent to the end of fiscal 1995, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. On November 22, 1995, the Company made an initial $250,000 investment in Seil Semicon, Inc. Upon the receipt by the joint venture of $3 million in third party financing, the Company is obligated to make an additional $250,000 capital contribution. The joint venture intends to develop and operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the preliminary start-up phase. It has acquired real property for construction of the reclamation facility. The ultimate success of Seil Semicon, Inc. depends on a number of factors, including securing adequate financing, of which there can be no assurance.

         In addition, the Company plans to either acquire the proprietary rights to a diffusion furnace controller to be developed by a third-party or to develop its own. The Company currently purchases its controllers from other furnace manufacturers. Subject to securing a partial grant from the Netherlands' government and final approval of the projects specifications, the Company plans to make a net investment of $165,000 for the acquisition or development of its own diffusion furnace controller. If successful, of which there can be no assurance, the Company expects to improve its competitive position and reduce its cost of sales over the long-term.

Results of Operations

Fiscal 1995 compared to Fiscal 1994

Semiconductor Equipment Business

         The revenues of the semiconductor equipment business increased $2,533,000, or 58%, to $6,864,000 in fiscal 1995 from $4,331,000 in fiscal 1994.
The improvement in revenues is due primarily to the $1,811,000 in sales of Tempress horizontal diffusion furnaces and related after market parts resulting from the start-up of manufacturing in the Netherlands. Net revenues of the domestic operations were 17% higher in fiscal 1995 than in fiscal 1994, due to continued expansion in the demand by semiconductor manufacturers for production equipment and upgrades. Because Tempress will be in full operation for all of fiscal 1996 and due to the increase in the backlog, the Company believes that products sales may increase in fiscal 1996.

         The gross profit of this segment was $2,305,000 for fiscal 1995 versus $1,561,000 for fiscal 1994, representing a 48% increase. The $744,000 increase in gross margin primarily results from the start-up of the Netherlands operation ($433,000), volume increases in existing product lines ($260,000), and a reduction in the material content as a percentage of sales due to a favorable product mix and increased use of lower cost parts manufactured in-house rather than purchased from others ($153,000). These increases in gross margin were partially offset by increases in overhead expenses and a decline in the revenue and earnings derived from the sale of products manufactured by third-parties. Gross margin as a percentage of revenue was 34% in fiscal 1995 versus 36% in the fiscal 1994, with the decline primarily being attributed to the higher fixed costs in relation to sales associated with the start-up operation in the Netherlands. Further increases in fixed costs are planned for fiscal 1996 in order to provide greater manufacturing capacity. However, because of the expected growth in revenue, gross margins may increase.

         The selling, general and administrative costs associated with this segment were $676,000 (64%) higher in fiscal 1995 as compared to fiscal 1994. The higher costs are almost entirely associated with the new operations in the Netherlands. However, selling, general and administrative costs remained at approximately 25% of revenues during both fiscal 1994 and 1995.

         Prior to fiscal 1994 the Company had made relatively small investments in product development for a technology business. The Company increased research and product development expenditures in fiscal 1994 by $257,000 primarily through the expenditure of $355,405 for the University study to demonstrate the practical application of the Company's patented photo-assisted chemical vapor deposition ("CVD") process. During fiscal 1995, research and development costs consisted entirely of developing the new Tempress line of furnaces, an automated robot to load cantilever paddle systems, and product improvements. Since the 1994 feasibility study continued through the end of fiscal 1995 without any further financial commitment required, total research and development costs in fiscal 1995 were $180,000 lower than in fiscal 1994. If the Company is unable to acquire the proprietary rights to a furnace controller developed by a third-party, as planned and as discussed above, research and development costs could increase in fiscal 1996 by the $165,000 cost, net of government grants, to develop its own diffusion furnace controller.

         Future earnings may decline significantly as the result of increased photo-assisted CVD development expenses. Depending on the actual timing and results of the second stage of the feasibility study being conducted by the University, the Company intends to expend $3,200,000 on research and development over approximately a three year period in order to develop a commercial product based upon the Company's patented photo-assisted CVD technology.

         Operating profits for the semiconductor equipment segment were $335,000 in fiscal 1995, as compared to $87,000 in fiscal 1994, an improvement of $248,000. During 1994 and 1995 the Company committed significant capital to the future growth of this segment; $336,000 in the start-up losses of the Netherlands operation in fiscal 1995 and $355,405 for the photo-assisted CVD feasibility study in fiscal 1994. The improvement of this segment's operating profit for the two years reflects the expansion of the domestic operations, including increases in revenue, 17%, gross margin, 19%, and operating profit after excluding the 1994 photo-assisted CVD study, 52%.

Income From Continuing Operations

         Income (loss) from continuing operations before income taxes includes the operating income of the semiconductor equipment segment, discussed above, general corporate expenses and net interest income, which increased in fiscal
1995 by $248,000, $36,000 and $166,000, respectively, as compared to fiscal 1994. The 14% increase in general corporate expense is principally due to incentive compensation tied to the completion of the public offering. The growth in net interest income is due to the investment of $3,328,000 of the $3,623,000 received from the public offering. As a result of these items, the income from continuing operations before income taxes improved by $378,000, to $261,000 in fiscal 1995, from a loss of $117,000 in fiscal 1994.

         The income from continuing operations is $171,000 for fiscal 1995, an improvement of $260,000 from the loss of $89,000 in fiscal 1994, after taking into consideration the income tax provision of $90,000 in fiscal 1995 and the income tax benefit of $28,000 in fiscal 1994. The income tax provision for fiscal 1995 approximates the statutory rate. See Note 3 to the consolidated financial statements for further details including an analysis of the differences between the statutory rate and the actual effective rate for fiscal 1994.

         The Company's semiconductor equipment segment has been and may in the future be affected by the following trends. Furnaces used in semiconductor manufacturing are for the most part horizontal. The use of vertical furnaces is increasing throughout the industry on a worldwide basis and is expected to increase in usage and in market share to an estimated 50% over approximately the next five years as the technology improves. However, the Company continues to believe that a significant demand for its present product line will exist during that period, although there can be no assurance in that regard. The reason for continued expected demand for Atmoscan(R) and horizontal diffusion furnaces is that, notwithstanding other advantages of vertical systems (e.g. reduced contamination and the capability to produce more sophisticated semiconductors more efficiently), for all but very large production runs there is a higher through-put in horizontal furnaces as compared to vertical furnaces. Also, the Company's products are often used in upgrading or retro-fitting existing horizontal furnaces in order to extend their useful life and to avoid the necessity for the customer to acquire the much more expensive vertical furnaces. Another important factor is the growth of semiconductor manufacturing using the less capital intensive horizontal diffusion furnaces in the Peoples Republic of China, where the Company made its first sale in fiscal 1993, and other less developed areas, which could further prolong the commercial life of the Company's existing products.

         However, during the current cyclical upturn, demand for the Atmoscan(R) has not reached the level of the previous high which was in 1989, nor is it expected to reach that level again in future years because the Atmoscan(R) is compatible with only horizontal furnaces. Thus future sales volume is dependent upon the continued introduction of new products, such as IBAL automation products, or improved versions of products that exist in the market, such as "clean room" load stations and horizontal diffusion furnaces. The Company continues to pursue both types of product introductions. The Company's long range plans include developing, if feasible, a new product based on its patented photo-assisted CVD technology.

Discontinued Technical Contract Personnel Business

         Net revenues of the technical contract personnel segment were $4,548,000 in fiscal 1995, compared to $6,224,000 in fiscal 1994. Gross margins generated by these operations in fiscal 1995 and 1994 were $543,000 and $628,000, respectively, or 12% and 10%, respectively, when stated as a percentage of revenues. These operations also produced operating profits of $86,000 and $223,000 for fiscal 1995 and fiscal 1994, respectively.

         The 27% decline in the revenues and the 61% decrease in operating profit of this segment in fiscal 1995 as compared to fiscal 1994 are the result of the reduction in requirements of this segment's largest customer, to a level more representative to the years preceding fiscal 1994. The margin percentage produced by these operations improved 1% due to the permanent placement business and another 1% because of higher ratio of full service business in relation to the lower margin, payroll servicing business. General and administrative costs increased

$34,000 as a result of the inclusion of the permanent placement business for a full year and by $19,000 primarily from the settlement of a sexual harassment lawsuit.

         In order to concentrate 100% of the Company's management and financial resources on its core semiconductor segment, Echelon, the only remaining business in the technical contract personnel business, was sold effective December 31, 1995. As a result, this segment is designated as discontinued in the consolidated financial statements. Although the income tax provision associated with this segment approximates the statutory rate in fiscal 1995, it is substantially lower in fiscal 1994 due to the resolution of uncertainties.

         Due  to  the  sale  of  Echelon,   revenue  and  operating   profit  of
discontinued operations for fiscal 1996 will include that business for only one quarter and thus will be significantly less than in fiscal 1995.

Total Company

         Consolidated revenues and total operating profit are summarized for the past three years in Item 6, Selected Financial Data. Fiscal 1995's consolidated revenues were only 8% higher, or $11,412,000, compared to $10,555,000 in fiscal 1994, despite the 58% increase in the sales of semiconductor equipment. As discussed above, this is due to the 27% decline in the revenues of the discontinued technical contract personnel business. The 35% improvement in the operating profit, from $311,000 in fiscal 1994 to $421,000 in fiscal 1995, is primarily a result of growth in revenues and profitability of the domestic portion the semiconductor equipment segment operations, which is offset by the start-up losses of the Netherlands operation and the reduction in the profits of the discontinued technical contract personnel business.

         The $166,000 growth in net interest income results from the investment of $3,328,000 of the $3,623,000 received from the public offering. As a result of all the above factors, the combined income from continuing and discontinued operations before income taxes for fiscal 1995 was $347,000, or $241,000 higher, compared with $106,000 in fiscal 1994.

         The total income tax provision for the year ended September 30, 1995 approximates the federal statutory rate. The fiscal 1994 tax provision is significantly less than the 34% federal statutory rate applied to pre-tax income principally due to the $27,000 benefit from research and development credits. As of September 30, 1995, the valuation allowance for deferred taxes is $78,000 and results from the Company's limiting its recognition of state deferred tax assets, principally state net operating losses which can be carried forward only five years. Those state deferred tax assets will be recognized to the extent of Arizona state taxable income in fiscal years 1996 and 1997.

         As a result of all of the above factors, net income for fiscal 1995 was $227,000, or $.12 per share, including $.09 per share from continuing operations, as compared to $94,000, or $.10 per share, net of a loss of $.09 per share from continuing operations, in fiscal 1994.

         As of November 30, 1995, the Company's order backlog for semiconductor equipment was approximately $4,980,000 compared to $2,187,000 as of the same date of the previous year. After deducting the approximately $1,640,000 of the current backlog that will not ship until fiscal 1997, there is a 53% increase in the backlog that can be shipped within one year. Most of the increase in the order backlog and the anticipated growth in semiconductor equipment revenue is for the new horizontal diffusion furnaces. Also, while there are exceptions, orders generally are shipped within six months of receipt. Therefore, growth in equipment sales and income from continuing operations will depend on how quickly productive capacity for diffusion furnaces can be expanded and the timing of the receipt of new orders. Another factor that could significantly affect profitability is the amount of research and development expenses, if any, incurred for the development of a controller for diffusion furnaces (if not purchased) and of a model of the photo-assisted CVD product designed for use in research facilities.

Fiscal 1994 compared to Fiscal 1993

Semiconductor Equipment Business

         The revenues of the semiconductor equipment business increased 6% to $4,331,000 in fiscal 1994 from $4,088,000 in fiscal 1993. The improvement in revenues was due to the first sales of horizontal diffusion furnaces substantially assembled by suppliers, and sales to India.

         The gross profit of this segment was $1,561,000 for fiscal 1994 versus $1,595,000 for fiscal 1993, representing a 2% decrease. The recognition of the deferred EPiC revenue net of the provision for warranty expense accounted for approximately $130,000 of the fiscal 1993 gross profit. After subtracting the effects of recognizing the deferred EPiC revenues as described above and in Note
(2) of the Notes to Consolidated Financial Statements, gross margins increased $96,000, or 6%. Gross margin as a percentage of revenue was 36% in fiscal 1994 versus 37% in the fiscal 1993 after subtracting the effects of the recognition of the deferred EPiC revenue in fiscal 1993. Most of the improvement in gross margins results from the higher sales volume discussed above. The primary factors resulting in the decrease in the adjusted gross margin percentages are design and pricing errors resulting from the significant growth (80%) in sales from $2,401,000 in fiscal 1992 to $4,331,000 in fiscal 1994 without sufficiently increasing the work force.

         The selling, general and administrative costs associated with this segment increased $162,000 (18%) in fiscal 1994 as compared to fiscal 1993. The primary reasons for this increase are $36,000 of additional travel costs primarily associated with efforts to expand foreign markets and the $39,000 growth in commission expense primarily related to sales made in India. Furthermore, bad debt expense increased by $69,000 due to the bankruptcy of an entity for whose products the Company acted as sales agent.

         Until fiscal 1994 the Company had not made expenditures for product development at a normal level for a technology business. The Company increased research and product development expenditures in fiscal 1994 by $257,000 primarily through the expenditure of $355,405 for the University study to demonstrate the practical application of the Company's patented photo-assisted chemical vapor deposition ("CVD") process.

         Operating profits for the semiconductor equipment segment amounted to $87,000 in fiscal 1994, as compared to $680,000 in fiscal 1993, a decrease of $593,000. The inclusion of $130,000 of gross profit from the recognition of deferred EPiC revenue net of related warranty costs and a $141,000 recovery from patent infringement litigation in the operating income of fiscal 1993 with no comparable items in fiscal 1994 and the $257,000 increase in research and development costs in fiscal 1994 account for $528,000 of the decline in operating profit. The increase in selling, general and administrative costs also contributed to the decline.

Income From Continuing Operations

         In addition to the operating income of the semiconductor equipment segment, discussed above, income (loss) from continuing operations before income taxes includes general corporate expenses and net interest income, which were $ $7,000 and $20,000 higher, respectively, in fiscal 1994 as compared to fiscal 1993. The growth in net interest income was due to having the funds resulting from the fiscal 1993 collection of the Martec and RTS receivables for a full year. Because of the cost of the photo-assisted CVD project, the operating profit of the semiconductor equipment segment combined with net interest income was less than the general corporate expenses for fiscal 1994, resulting in a loss from continuing operations before income taxes of $117,000, compared to $462,000 of income from continuing operations in fiscal 1993.

         The loss from continuing operations is $89,000 for fiscal 1994, a $391,000 reduction in earnings from the income of $302,000 in fiscal 1993, after taking into consideration the income tax benefit of $28,000 in fiscal 1994 and the income tax provision of $160,000 in fiscal 1993. See Note 3 to the consolidated financial statements for an analysis of the differences between the statutory rate and the actual effective rate for fiscal 1994. The income tax provision for fiscal 1993 approximates the statutory rate of 34%.

Discontinued Technical Contract Personnel Business

         Net revenues of the technical contract personnel segment were $6,224,000 in fiscal 1994, as compared to $4,255,000 in fiscal 1993. Gross margins generated by these operations in fiscal 1994 and 1993 were $628,000 and $444,000, respectively, or 10% in each year when stated as a percentage of revenues. These operations also produced operating profits of $223,000 and $136,000 for fiscal 1994 and fiscal 1993, respectively.

         The 46% increase in the revenues and the 64% increase in operating profit of this segment in fiscal 1994 as compared to fiscal 1993 are the result of a continued improvement in the economy in the company's markets and more importantly the increased requirements of this segment's largest customer. The margin percentage produced by these operations remained stable despite the continued competition in the Maryland, Washington D. C., and Pennsylvania markets. General and administrative costs remained under control.

Total Company

         Consolidated revenues and total operating profit are summarized for the past three years in Item 6, Selected Financial Data. The factors contributing to fiscal 1994's 27% increase in consolidated revenues to $10,555,000 are discussed above by segment, particularly under the technical contract personnel segment. The 62% reduction in the operating profit from $816,000 in fiscal 1993 to $311,000 in fiscal 1994 are described above by segment, particularly under the semiconductor equipment segment. General corporate expenses increased by $7,000, or 3%, due to increased activities related to attempts to expand the Company's business opportunities.

          In fiscal 1992 the Company had net interest expense of $101,000 as approximately 50% of the RTS and Martec receivables were financed by a bank line of credit. With the collection of those receivables and repayment of the line of credit during fiscal 1993, the Company earned net interest income of $36,000 in fiscal 1993 and $55,000 in fiscal 1994. The higher interest income in fiscal 1994 was due to having the funds resulting from the collection of those receivables for a full year. As a result, the income from operations before income taxes for fiscal 1994 amounted to $106,000 compared with $599,000 in fiscal 1993.

         The fiscal 1994 tax provision is significantly less than the 34% federal statutory rate applied to pre-tax income principally due to the $27,000 benefit of research and development credits and the effects of the settlement of the tax, penalties and interest assessed in a prior year by the IRS. These items are partially offset by the $20,000 provision for state income and other less significant items. As of September 30, 1994, the valuation allowance for deferred taxes is $150,000 and results from the Company's limiting its recognition of state deferred tax assets, principally state net operating losses which can be carried forward only five years. Those state deferred tax assets will be recognized in future carryforward periods to the extent of state taxable income.

         As a result of all of the above factors, net income for fiscal 1994 was $94,000, or $.10 per share, as compared to $509,000, or $.51 per share in fiscal 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                            Page

Report of Independent Public Accountants.................................... F-1

Financial Statements -


   Consolidated Balance Sheets
   September 30, 1995 and 1994.............................................. F-2

   Consolidated Statements of Operations for
   the years ended September 30, 1995, 1994 and 1993........................ F-3

   Consolidated Statements of Stockholders'
   Investment for the years ended September 30,
   1995, 1994 and 1993...................................................... F-4

   Consolidated Statements of Cash Flows for
   the years ended September 30, 1995, 1994 and 1993........................ F-5

   Notes to Consolidated Financial Statements
   - September 30, 1995, 1994 and 1993...................................... F-7

Financial  Statement  Schedule for the years ended
   September 30, 1995, 1994 and 1993:

   Schedule II - Valuation and Qualifying Accounts.......................... S-1


         All Schedules, other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AMTECH SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of AMTECH SYSTEMS, INC. (an Arizona corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTECH SYSTEMS, INC. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     Arthur Andersen LLP
Phoenix, Arizona,
December 6, 1995, except with
respect to the matter discussed
in Note 9, as to which the date
is December 29, 1995.


                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1995 and 1994
                                                                     1995           1994
                                                                 -----------    -----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                             $   833,820    $   736,984
  Short-term investments (Note 2)                                  3,671,569        343,992
  Accounts receivable, less allowance
    for doubtful accounts of $80,000
    in 1995 and $45,000 in 1994                                    2,286,743      1,541,945
  Inventories (Note 2)                                               524,071        331,935
  Deferred income taxes (Notes 2 and 3)                              165,000        129,000
  Prepaid expenses                                                    45,392         12,875
                                                                 -----------    -----------
          Total current assets                                     7,526,595      3,096,731
                                                                 -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2):
  Leasehold improvements                                             162,404        124,956
  Equipment and machinery                                            333,971        276,109
  Furniture and fixtures                                             652,607        601,549
                                                                 -----------    -----------
                                                                   1,148,982      1,002,614
  Less- Accumulated depreciation and amortization                    499,184        485,426
                                                                 -----------    -----------
                                                                     649,798        517,188
                                                                 -----------    -----------
PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, at amortized cost (Notes 2 and 9)                         85,315         91,303
                                                                 -----------    -----------

OTHER ASSETS                                                         103,811        269,700
                                                                 -----------    -----------
                                                                 $ 8,365,519    $ 3,974,922
                                                                 ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                               $   528,322    $   297,767
  Accrued liabilities:
    Compensation and related taxes                                   373,383        250,844
    Warranty and installation expenses                               116,347        114,390
    Other accrued liabilities                                        120,239        114,102
  Income taxes payable (Notes 2 and 3)                               225,000         75,000
                                                                 -----------    -----------
         Total current liabilities                                 1,363,291        852,103
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, and 8)

STOCKHOLDERS' INVESTMENT (Notes 7 and 9):
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                            --             --
  Common stock; $.01 par value; 100,000,000 shares authorized;
    2,152,851 (945,351 in 1994) shares issued and outstanding         21,529          9,454
  Additional paid-in capital                                       7,872,010      4,260,703
  Cumulative foreign currency translation adjustment                  29,459           --
  Accumulated deficit                                               (920,770)    (1,147,338)
                                                                 -----------    -----------
  Total stockholders' investment                                   7,002,228      3,122,819
                                                                 -----------    -----------
                                                                 $ 8,365,519    $ 3,974,922
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.




                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended September 30, 1995, 1994 and 1993

                                                       1995           1994           1993
                                                   -----------    -----------    -----------

SEMICONDUCTOR EQUIPMENT:
-----------------------
  Net product sales                                $ 6,864,068    $ 4,331,079    $ 4,087,886
  Cost of product sales                              4,558,675      2,770,039      2,493,108
                                                   -----------    -----------    -----------
          Gross margin                               2,305,393      1,561,040      1,594,778

  Selling and general                                1,738,344      1,061,852        900,050
  Photo-CVD project (Note 8)                              --          355,405           --
  Other Research and development (Note 2)              231,784         56,573        155,408
  Other expense (income) (Note 6)                         --             --         (140,549)
                                                   -----------    -----------    -----------
       Operating profit                                335,265         87,210        679,869

GENERAL CORPORATE EXPENSES                             295,683        259,858        252,979

INTEREST INCOME-NET                                   (221,471)       (55,179)       (35,500)
                                                   -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                      261,053       (117,469)       462,390

INCOME TAX PROVISION (BENEFIT) (Notes 2 and 3)          90,000        (28,000)       160,000
                                                   -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS               171,053        (89,469)       302,390
                                                   -----------    -----------    -----------

DISCONTINUED TECHNICAL CONTRACT PERSONNEL:
-----------------------------------------
  Net revenues                                       4,547,860      6,224,205      4,254,594
  Cost of revenues                                   4,005,154      5,596,441      3,810,899
                                                   -----------    -----------    -----------
          Gross margin                                 542,706        627,764        443,695

  Selling and general                                  457,191        404,291        387,914
  Litigation and other expense (income) (Note 9)          --             --          (80,499)
                                                   -----------    -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS
   BEFORE INCOME TAXES                                  85,515        223,473        136,280
INCOME TAX PROVISION (BENEFIT) (Notes 2 and 3)          30,000         40,000        (70,000)
                                                   -----------    -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS                     55,515        183,473        206,280
                                                   -----------    -----------    -----------
NET INCOME                                         $   226,568    $    94,004    $   508,670
                                                   ===========    ===========    ===========

PRIMARY EARNING PER SHARE (Notes 2 and 7):
  Income (Loss) From Continuing Operations         $       .09    $      (.09)   $       .31
  Net Income                                       $       .12    $       .10    $       .51
  Average Outstanding Shares                         1,901,426        964,542        991,262

FULLY DILUTED EARNING PER SHARE (Notes 2 and 7):
  Income (Loss) From Continuing Operations         $       .09    $      (.09)   $       .30
  Net Income                                       $       .12    $       .10    $       .50
  Average Outstanding Shares                         1,901,426        964,800      1,012,694

The accompanying notes are an integral part of these consolidated statements.



                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  Years Ended September 30, 1995, 1994 and 1993



                                                                         Cumulative
                                   Common Stock                           Foreign
                             --------------------------    Additional     Currency                      Total
                               Number                        Paid-In     Translation   Accumulated   Stockholders'
                              of Shares        Amount        Capital      Adjustment     Deficit      Investment
                             -----------    -----------    -----------   -----------   -----------    -----------

BALANCE AT
 SEPTEMBER 30, 1992            1,032,490    $ 4,421,157    $      --     $      --     $(1,750,012)   $ 2,671,145
  Net income                        --             --             --            --         508,670        508,670
  Repurchase of common
   stock (Note 9)                (87,500)      (151,000)          --            --            --         (151,000)
  Reclassification of no
   par common stock to
   $.01 par value (Note 7)           361     (4,260,703)     4,260,703          --            --             --
                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
 SEPTEMBER 30, 1993              945,351          9,454      4,260,703          --      (1,241,342)     3,028,815
  Net income                        --             --             --            --          94,004         94,004
                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
 SEPTEMBER 30, 1994              945,351          9,454      4,260,703          --      (1,147,338)     3,122,819
  Net income                        --             --             --            --         226,568        226,568
  Secondary Public
   Offering-Note 7             1,207,500         12,075      3,611,307          --                      3,623,382
  Translation adjustment            --             --             --          29,459          --           29,459
                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
 SEPTEMBER 30, 1995            2,152,851    $    21,529    $ 7,872,010   $    29,459   $  (920,770)   $ 7,002,228
                             ===========    ===========    ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these consolidated statements.


                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended September 30, 1995, 1994 and 1993


                                                               1995           1994           1993
                                                           -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                               $   226,568    $    94,004    $   508,670
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities-
      Depreciation and amortization                            144,085         69,395         81,693
      Inventory and other asset write-downs                     44,796         34,804         39,484
      Martec restructuring charge (excess)                        --             --          (25,485)
      Loss on sale or retirement of assets                      31,398          1,314         18,017
      Bad debt expense, net of write-offs                       35,632           --          (20,000)
      Deferred tax provision (benefit)                         (36,000)       (19,000)        42,000
  Decreases (increases) in operating assets:
      Accounts receivable                                     (762,669)        63,525      2,800,434
      Inventories and prepaid expenses                        (261,863)      (176,651)       241,330
      Other assets                                             187,970       (211,654)       (17,951)
  Increases (decreases) in operating liabilities:
      Accounts payable                                         223,091       (101,387)      (442,295)
      Accrued liabilities                                      123,063         22,377       (901,995)
      Income taxes refundable/payable                          150,000       (160,000)       668,000
                                                           -----------    -----------    -----------
    Net Cash Provided (Used) By Operating Activities           106,071       (383,273)     2,991,902
                                                           -----------    -----------    -----------

INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments - net    (3,327,577)       549,285       (893,277)
  Purchases of property, plant and equipment                  (328,257)      (476,135)       (79,507)
  Proceeds from asset sale                                      19,591         45,342          2,333
                                                           -----------    -----------    -----------
    Net Cash Provided (Used) By Investing Activities        (3,636,243)       118,492       (970,451)
                                                           -----------    -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds from public offering (Note 9)                 3,623,382           --             --
  Net advances (payments) on bank line of credit                  --             --       (1,500,000)
  Repurchase of common stock (Note 9)                             --             --         (151,000)
                                                           -----------    -----------    -----------
    Net Cash Used By Financing Activities                    3,623,382           --       (1,651,000)
                                                           -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                  3,626           --             --
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (Note 2)                                     96,836       (264,781)       370,451
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          736,984      1,001,765        631,314
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $   833,820    $   736,984    $ 1,001,765
                                                           ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.



                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                              1995           1994            1993
                                                           ----------     ----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                               $      --      $      --      $     9,259
    Income taxes, net of (refunds)                              6,000        191,000        (620,000)



SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
                                                                 None           None            None









The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For The Years Ended September 30, 1995, 1994 and 1993


(1)  NATURE OF OPERATIONS:

  During the three years ended September 30, 1995, Amtech Systems, Inc. and its subsidiaries (the Company) were in two lines of business. The Company manufactures equipment used in the semiconductor manufacturing process. In addition, the Company provided technical contract personnel through its wholly owned subsidiary, a business that was designated as discontinued in October 1995. See Note 9 regarding discontinued operations.

  In August 1994, the Company acquired certain assets including rights to use the name Tempress from the bankrupt estate of Tempress B.V. and is in the process of using those assets in the development, manufacture and sale of horizontal diffusion furnaces in the Netherlands. These operations are being conducted through the Company's wholly-owned subsidiary, Tempress Systems, Inc. These financial statements include the results of operations from their commencement on September 26, 1994.

  The Company acquired Echelon Service Company (Echelon) as of April 1, 1989. These financial statements include the results of operations of Echelon from the date of acquisition. Since the Company's management has decided to sell the remaining technical contract personnel operations, the results of those operations have been segregated as discontinued operations. See Note 9 for further discussion of the acquisition and sale of this subsidiary.

  The Company serves an industry which experiences rapid technological advances and which in the past has been very cyclical. Therefore, the Company's future profitability and growth depend on its ability to develop or acquire and market profitable new products and its success in adapting to future cyclical reversals, if any.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation - The accompanying statements include the accounts of Amtech Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition - Revenue is recognized for the semiconductor manufacturing segment on the accrual basis when the product is shipped and title passes to the customers. For the technical contract personnel segment, revenue is recognized on the accrual basis as services are performed by its employees.

  Subsequent to September 30, 1992, the Company determined that there were significant problems relative to certain of its EPiC products shipped in 1992. The Company determined it would no longer solicit additional EPiC orders. Approximately $200,000 of 1992 EPiC shipments were recorded as deferred customer revenue and included in current liabilities as of September 30, 1992. Approximately $100,000 of 1992 costs associated with these shipments were classified as product development expenses. During 1993, the Company recognized these revenues and, based upon the results of its efforts to correct the problems, established a liability for accrued warranty expenses. As of September 30, 1995, no more EPiC warranty costs are expected and there is no longer a need for a specific warranty reserve for that product.

  Cash Equivalents and Short-term Investments - Cash equivalents consists of time certificates of deposit and U.S. treasury bills. For purposes of the consolidated statements of cash flows, the Company considers the certificates of deposit and treasury bills to be cash equivalents if their maturity is 90 days or less from purchase. Maturities greater than 90 days are considered short-term investments, which are recorded at fair value, which approximates cost.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

  Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory as of September 30, 1995 and 1994 are as follows:

                                                      1995                1994
                                                    --------            --------
Purchased parts                                     $323,215            $280,333
Work-in-progress                                     181,855              51,602
Finished goods                                        19,001                --
                                                    --------            --------
                                                    $524,071            $331,935
                                                    ========            ========

  Property, Plant and Equipment - Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts and any gain or loss is recognized.

  Depreciation is computed using the straight-line method. Useful lives for equipment, machinery, leasehold improvements are from three to five years and are from three to ten years for furniture and fixtures.

  Purchase Price in Excess of Net Assets Acquired - The purchase price in excess of net assets acquired, commonly referred to as goodwill, is being amortized over periods of five to twenty years using the straight-line method.

  Product Development Expenses - The Company expenses product development costs as they are incurred. The Company incurred approximately $232,000 in 1995, $412,000 in 1994, and $155,000 in 1993, of expenses related to the improvement of Atmoscan (Note 6) and development of diffusion furnaces and other products.

  Foreign  Currency  Transactions  and  Translation  - Income  for  fiscal  1995 includes approximately $11,000 of gains resulting from foreign currency transactions. There were no foreign currency transactions prior to the commencement of operations of Tempress Systems, Inc. The functional currency of Tempress Systems, Inc. is the Netherlands guilder.

  Income Taxes - The Company files consolidated federal and state income tax returns. During 1992, the Company adopted the provisions of the new Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carryforwards available and enacted tax law. See Note 3.

  Income (Loss) Per Common Share - Primary and fully diluted earnings per share in fiscal 1995 are computed using the modified treasury stock method, because the number of warrants and options exceed 20% of the common shares outstanding. For fiscal 1994 and 1993, primary earnings per common share are computed based on weighted average common and common equivalent shares outstanding determined using the treasury stock method. For fully diluted earnings per share, in those years, the number of common equivalent shares used has been calculated assuming that dilutive options were outstanding the full year and that based upon the year-end stock price fewer shares could have been repurchased.

  Reclassifications - Certain reclassifications have been made to the 1993 and 1994 amounts to conform to the 1995 presentation.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(3)  INCOME TAXES:

  The provision for income taxes on continuing operations consists of:

                                    1995               1994               1993
                                 ---------          ---------          ---------
Current-
 Federal                         $ 130,000          $ (13,000)         $ 140,000
 Foreign                              --                 --                 --
 State                               2,000               --                 --
                                 ---------          ---------          ---------
                                   132,000            (13,000)           140,000
                                 ---------          ---------          ---------
Deferred-
 Federal                           (42,000)           (15,000)            20,000
 Foreign                              --                 --                 --
 State                                --                 --                 --
                                 ---------          ---------          ---------
                                   (42,000)           (15,000)            20,000
                                 ---------          ---------          ---------

                                 $  90,000          $ (28,000)         $ 160,000
                                 =========          =========          =========

  The provision for income taxes is different than the amount which would be computed by applying the United States corporate income tax rate to the income before income taxes. The differences are summarized as follows:

                                                           1995         1994         1993
                                                      ---------    ---------    ---------
Tax provision at the statutory rate                   $  89,000    $ (40,000)   $ 157,000
Effect of expenses not deductible for tax reporting
 purposes, primarily amortization of goodwill            13,000       10,000        3,000
State tax provision                                      54,000       (4,000)      40,000
Research & development credit                              --        (27,000)        --
Change in valuation allowance                           (52,000)       4,000      (40,000)
Other items                                             (14,000)      29,000         --
                                                      ---------    ---------    ---------
Actual tax provision                                  $  90,000    $ (28,000)   $ 160,000
                                                      =========    =========    =========



  The components of deferred taxes as of September 30, 1995 and 1994 are as follows:

                                                           1995          1994
                                                        ---------     ---------
Allowance for doubtful accounts                         $  32,000     $  19,000
Uniform capitalization of inventory costs                  34,000        41,000
Inventory write-downs not currently deductible             38,000        21,000
State net operating loss carryforwards                     42,000       116,000
Other liabilities not currently deductible                 97,000        82,000
Valuation allowance                                       (78,000)     (150,000)
                                                        ---------     ---------

                                                        $ 165,000     $ 129,000
                                                        =========     =========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(3)  INCOME TAXES: (continued)

  In evaluating the probability of realizing its deferred tax assets, the Company has limited its recognition of deferred tax assets to an amount equal to the expected federal income tax rate of 34% applied to the cumulative temporary differences existing at year end. Deferred tax assets attributable to state net operating losses and the state tax effect of the temporary differences are fully offset by the valuation allowance.


(4)  MAJOR CUSTOMERS AND FOREIGN SALES:

  During fiscal 1995, the semiconductor equipment had one major customer which accounted for 17% of consolidated revenue. During fiscal 1994, the technical contract personnel segment had one major customer which accounted for 19% of consolidated revenue. The Company had no other customers which accounted for more than 10% of consolidated revenues during fiscal years 1993 through 1995.

  The Company had customers in each segment which account for more than 10% of that segment's revenues as follows:


                                                 1995       1994       1993
                                                 ----       ----       ----
Semiconductor equipment manufacturing
segment:                                           28%        18%        18%
                                                   11         14         15
                                                   --         11         --
                                                 ----       ----       ----
                                                   39%        43%        33%
                                                 ====       ====       ====

Technical contract personnel segment:
                                                   14%        33%        16%
                                                   --         --         14
                                                 ----       ----       ----
                                                   14%        33%        30%
                                                 ====       ====       ====

  The individual line items above do not reflect the same customers in each year.

  All foreign sales were associated with the semiconductor equipment segment. This segment's sales were to the following geographic regions:

                                                 1995       1994       1993
                                                 ----       ----       ----
United States (including 1% or less to Canada)     36%        57%        49%
Far East (Korea, People's Republic of China,
 Taiwan, Japan, and Singapore)                     51         26         44
Europe (including Israel)                           7          5          7
India                                               6         12          -
                                                 ----       ----        ----
                                                  100%       100%       100%
                                                 ====       ====        ====

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(5)  LEASES:

  The  Company  leases  buildings,   vehicles  and  equipment.   Minimum  rental
commitments under noncancellable operating leases, all of which expire in the next three years, are as follows as of September 30, 1995:

                                   1996      $ 83,000
                                   1997        44,000
                                   1998        35,000
                                             --------
                                             $162,000
                                             ========

  Rental expense, net of sublease income, for 1995, 1994 and 1996 was approximately $140,000, $119,000 and $99,000, respectively.


(6)  PROPRIETARY PRODUCT RIGHTS:

  The Company acquired the proprietary product rights to Atmoscan in 1983, which provides an improved method for the automatic loading of silicon wafers into diffusion furnaces. The Company has agreed to pay the inventor royalties for 17 years from November 23, 1983. Royalties on sales of complete units of the product and any spare parts sold are as follows:
                                                                 Replacement
                                            Unit Sales              Parts
                                            ----------           -----------
            November 1988 - 1993                8%                    4%
            November 1993 - 2000                4                     2

  Royalty expense included in cost of product sales of the semiconductor equipment segment totaled approximately $49,000, $63,000 and $105,000 in 1995, 1994 and 1993, respectively.

  The Company had been the plaintiff in a patent infringement action related to Atmoscan. In 1991, the patent infringement action was settled when the U.S. District Court ruled that the Company's patent had been infringed upon by the defendant in the action. The Court ordered the defendant to discontinue infringing upon the Company's patent. In addition, the Company received a $140,549 recovery in March 1993, from another defendant in this patent infringement matter, which has been recorded as other income.


(7)  STOCKHOLDERS' INVESTMENT AND STOCK OPTIONS:
  Effective with the close of business on June 4, 1993, each two shares of the no par common stock of the Company was combined and reclassified into one share of $.01 par value common stock. All shares and per share amounts have been restated to give effect for this two for one reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

  On December 22, 1994, the Company completed a secondary public offering of 1,207,500 shares of its $.01 par value common stock and redeemable warrants for an equal number of shares. The sale was in the form of units which were comprised of three (3) shares and three (3) redeemable warrants each, and which were sold to the public at a price of $11.25 per unit. The gross proceeds from the public sale amounted to $4,528,125. The net proceeds to the Company, after deducting all expenses of the offering, were $3,623,382.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(7)  STOCKHOLDERS' INVESTMENT AND STOCK OPTIONS: (continued)

  Each redeemable warrant issued in the offering entitles the holder to acquire one share of the Company's $.01 par value common stock at an exercise price of $5.50 per share at any time prior to the December 15, 1999 expiration date. The redeemable warrants are subject to the Company's right of redemption, under certain circumstances, at $.05 each during the period in which they are exercisable. In connection with the public offering, the Company also sold the underwriting group a warrant ("underwriter's warrant") entitling the group to purchase 35,000 units at a per unit price of $13.50 during the four year period ending December 15, 1999. In summary, the total number of shares of $.01 par value common stock issuable under the redeemable warrants and the underwriter's warrant are 105,000 at a per share price of $4.50 and 1,312,500 at a per share price of $5.50.

  The Board has reserved a total of 235,000 shares of common stock for use by the 1983 Incentive Stock Option Plan, which is now expired, and the Amended and Restated 1995 Stock Option Plan. Incentive stock options issued under the terms of the plans have or will have an exercise price equal to or great than the fair market value of the common stock at the date the option was granted. Incentive stock option grants expire no later than 10 years from the date of grant, with the most recent grant expiring October 15, 2002. Under the terms of the 1995 Stock Option Plan, nonstatutory options may also be issued. As of September 30, 1995, no options have been granted under the 1995 Stock Option Plan.

  The following is a summary of outstanding stock options, 46,500 of which are exercisable, as of September 30, 1995:
                                    Number of          Exercise     Expiration
  Nature of Options                  Shares              Price         Date
  -------------------             -----------       ------------   -------------
  Directors' options                   20,000        $2.13-$4.47   90 days after
                                                                    termination
  Incentive Stock Option Plan-
    President                           7,500               3.52      1996-1998
    Other employees                    46,000          1.25-5.60      1997-2003
                                  -----------
                                       73,500
                                  ===========

  The Board of Directors adopted the 1995 Stock Bonus Plan under which grants for 26,250 have been made to employees of the Company. Under the terms of those grants, the employees will in fiscal 1996, 1997, and 1998, vest in regards to 9,550, 8,300 and 8,400 shares, respectively. The grants also provide limited tax protection in the form of a cash bonus in the amount of 40% of the market value of the shares on the date of the grant. The shares will be issued and the tax protection paid if the grantee remains an employee through the date on which he or she becomes vested in those shares. Compensation expense is being recorded ratably over the vesting period through the accrual of a liability. Such shares are not reflected in the Consolidated Statements of Stockholders' Investment because the shares have not been issued, pending vesting.


(8)  COMMITMENTS AND CONTINGENCIES:

  During March 1994, the Company entered into a research and development contract with and paid $355,405 to the University of California at Santa Cruz (the "University"). That amount was expensed in fiscal 1994. The Company's purpose for entering into the contract is to attempt to prove the feasibility and demonstrate the practical application of the Company's patented photo-assisted chemical vapor deposition ("CVD") process. The University has developed designs and specifications for a prototype model of a product embodying the

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(8)  COMMITMENTS AND CONTINGENCIES: (continued)

Company's technology and used it to conduct the initial study. In November 1995, the company amended its contract to extent its term to February 28, 1996, and increase its financial commitment to the research by $87,000, which will be expensed in fiscal 1996. The purpose of the contract amendment is to prove that deposition rates that are satisfactory for commercial applications can be achieved with the Company's patented method. Assuming the feasibility of the proposed photo CVD product, the Company expects to expend approximately $3,200,000 for its development. The expenditure is expected to be made in two stages: approximately $1,700,000 for the development of an initial product suitable for use in research facilities and approximately $1,500,000 for the development of a product for use in industrial production facilities. These estimates do not include any amount for the expansion of facilities for the manufacture of a new photo CVD product designed for industrial production facilities. Funds for that expansion, if any, are expected to be obtained from cash flow from operations and other sources of financing. There is no assurance of the availability or sufficiency of such sources.

  Subsequent to September 30, 1995, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers plan to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. The ultimate success of Seil Semicon, Inc. depends on a number of factors, including securing adequate financing, of which there can be no assurance.

(9)  DISCONTINUED TECHNICAL CONTRACT PERSONNEL SEGMENT:

  The Company entered the technical contract personnel segment in 1988 with the purchase of RTS, Inc. and its affiliates (RTS). In 1989, the Company acquired Echelon Service Company. Martec Resources, Inc., Martec Payroll Services, Inc. and affiliates (collectively Martec) were acquired effective April 2, 1990. All of these acquisitions were culminated using stock and cash at closing as consideration, as well as certain incentive arrangements payable in cash and stock to the former owners. The former owners also became employed under the terms of their respective employment contracts.

  On March 6, 1991, the Company terminated for cause the employment of the president (and former owner) of Martec. Martec's former president filed a demand for arbitration as a result of his termination by the Company, seeking damages of more than $500,000. Although the Company believes that the termination of employment was proper and justified, the Company attempted to settle this matter to avoid further litigation. The expected settlement amount, and the related legal fees involved with the arbitration, were recorded as litigation and other expenses totaling $469,677 in 1992. On March 26, 1993, a definitive settlement agreement was signed resolving all outstanding claims between the parties. The settlement involved the payment of $312,500, $161,500 of which was for release of all claims against the Company and $151,000 for his return of 87,500 shares of common stock to the Company. The total actual costs were $25,485 less than expected in 1992 and the reversal of the accrual is included in other income in 1993.

  On September 30, 1992, the Company sold substantially all operations related to RTS and Martec. Upon winding up the affairs of RTS and Martec the Company realized $55,014 more than the carrying value of the net assets retained, which has been included in other income of discontinued operations in 1993.

The "discontinued technical contract personnel" results reflected in the consolidated statements of operations for the three years ended September 30, 1995 are those of Echelon. As of September 30, 1995 and 1994,

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(9)  DISCONTINUED TECHNICAL CONTRACT PERSONNEL SEGMENT: (continued)

goodwill net of accumulated amortization related to the acquisition of Echelon amounted to $85,315 and $91,303, respectively. Effective December 29, 1995, the Company's management entered into a contract to sell Echelon to its former owner, who is a director of the Company. Specifically, the Company is disposing of approximately $550,000 in assets and $90,000 in liabilities and in return will receive shares of the Company's $.01 par value common stock having a market value of approximately $800,000.


(10)  BUSINESS SEGMENT INFORMATION:

  The  Company  operates  in  two  specific  business  segments:   semiconductor
manufacturing equipment and the technical contract personnel business. The following tables summarize and supplement the segment information presented in the accompanying financial statements for the three years ended September 30, 1995, and as of the last day of those fiscal years:

                                                  1995          1994          1993
                                              -----------   -----------   -----------
REVENUES:
 Semiconductor Manufacturing Equipment        $ 6,864,068   $ 4,331,079   $ 4,087,886
 Technical Contract Personnel Services (C)      4,547,860     6,224,205     4,254,594
                                              -----------   -----------   -----------
        Consolidated revenues                 $11,411,928   $10,555,284   $ 8,342,480
                                              ===========   ===========   ===========

OPERATING PROFIT (A):
 Semiconductor Manufacturing Equipment        $   335,265   $    87,210   $   679,869
 Technical Contract Personnel Services (C)         85,515       223,473       136,280
                                              -----------   -----------   -----------
        Total operating profit                $   420,780   $   310,683   $   816,149
                                              ===========   ===========   ===========

IDENTIFIABLE ASSETS:
 Semiconductor Manufacturing Equipment        $ 3,188,680   $ 1,988,046   $ 1,503,024
 Technical Contract Personnel Services (C)        608,508       775,505       682,094
 General Corporate - See (B) below              4,568,331     1,211,371     1,934,810
                                              -----------   -----------   -----------
        Total assets                          $ 8,365,519   $ 3,974,922   $ 4,119,928
                                              ===========   ===========   ===========

DEPRECIATION AND AMORTIZATION:
 Semiconductor Manufacturing Equipment        $   129,544   $    51,632   $    49,713
 Technical Contract Personnel Services (C)         14,541        17,763        31,980
                                              -----------   -----------   -----------
        Total depreciation and amortization   $   144,085   $    69,395   $    81,693
                                              ===========   ===========   ===========

CAPITAL EXPENDITURES:
 Semiconductor Manufacturing Equipment        $   324,119   $   460,313   $    63,383
 Technical Contract Personnel Services (C)          4,138        15,822        16,124
                                              -----------   -----------   -----------
        Total capital expenditures            $   328,257   $   476,135   $    79,507
                                              ===========   ===========   ===========


  (A) See the Consolidated Statements of Operations and related notes for details of infrequently occurring items included in operating income.

  (B) General Corporate is primarily excess cash, cash equivalents, short-term investments and tax assets.

  (C) See  Note  9  regarding  the  discontinuance  of  the  Technical  Contract
      Personnel business segment.

                                      F-14

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      -------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
              -----------------------------------------------------



                                      Additions
 For the Year        Balance at        Charged
     Ended            Beginning       (Credited)                      Balance at
 September 30,          of Year       to Expense      Write-offs     End of Year
---------------       ---------       ---------       ----------     -----------

1.  Allowance for Doubtful Accounts

      1995            $  45,000       $  35,704        $     704       $  80,000

      1994               45,000          73,720           73,720          45,000

      1993               65,000           1,569           21,569          45,000



2.  Deferred Tax Asset Valuation Allowance

           1995       $ 150,000       $ (72,000)       $    --         $  78,000

           1994         150,000            --               --           150,000

           1993         256,000        (106,000)            --           150,000

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 29, 1996.

ITEM 11.  MANAGEMENT REMUNERATION

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about, February 29, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      Financial Statements.

         The following is a list of all financial statements filed as a part of this Report:

         1.       Consolidated Balance Sheets - September 30, 1995 and 1994

         2. Consolidated Statements of Operations for the years ended September 30, 1995, 1994 and 1993

         3. Consolidated Statements of Stockholders' Investment for the years ended September 30, 1995, 1994 and 1993

         4. Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993

         5.       Notes to Consolidated Financial Statements -
                  September 30, 1995, 1994 and 1993

(b)      Financial Statement Schedules

         The following is a list of a financial statement schedule required to be filed as a part of this Report:

         1.       Schedule II - Valuation and Qualifying Accounts

         All schedule other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.



(c)      Exhibits.

                                                                                                        Method
   Exhibit No.      Description                                                                       of Filing
   -----------      -----------                                                                       ---------
       10.1         Articles of Incorporation                                                             A

       10.2         Articles of Amendment to Articles of Incorporation, dated                             A
                    April 27, 1983

       10.3         Articles of Amendment to Articles of Incorporation, dated                             B
                    May 19, 1987

       10.4         Articles of Amendment to Articles of Incorporation, dated                             C
                    May 2, 1988

       10.5         Articles of Amendment to Articles of Incorporation, dated                             G
                    May 28, 1993

       10.6         Amended and Restated Bylaws                                                           D

       10.7         Incentive Stock Option Plan                                                           A

       10.8         J.S. Whang Stock Option Agreement                                                     A

       10.9         Product Acquisition Agreement                                                         A

      10.10         Lease with Elias Paul, dated April 27, 1991                                           D

      10.11         Stock Purchase Agreement with  David J. McGrath, Jr.,                                 E
                    dated September 30, 1992

      10.12         Asset Purchase Agreement with TAD Technical Services                                  E
                    Corporation, dated September 30, 1992

      10.13         Settlement Agreement with the Committee to Protect                                    F
                    Shareholder Interests, dated August 25, 1992

      10.14         Employment Agreement with Robert T. Hass, dated May                                   G
                    19, 1992

      10.15         Registration Rights Agreement with J.S. Whang, dated                                  H
                    January 24, 1994

      10.16         Employment Agreement with J.S. Whang, dated October                                   H
                    1, 1994

      10.17         Research Agreement with The Regents of the University                                 *
                    of California dated March 1, 1994, together with
                    amendments thereto dated March 1, 1994, March 30,
                    1994, March 7, 1995, June 26, 1995, October 16, 1995,
                    November 29, 1995, and December 4, 1995




                                                                                                        Method
   Exhibit No.      Description                                                                       of Filing
   -----------      -----------                                                                       ---------

        11          Schedule of Computation of Net Income per Share                                       I

        22          Subsidiaries of the Registrant                                                        *

        24          Powers of Attorney                                                              See Signature
                                                                                                         Page

------------------------

*        Filed herewith.
A Incorporated by reference to the Company's Form S-18 Registration Statement No. 2-83934-LA
B Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987
C Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988
D Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991
E Incorporated by reference to the Company's Current Report on Form 8-K, dated October 14, 1992
F Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992
G Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
H Incorporated by reference to the Company's Form S-1 Registration Statement No. 33-77368
I Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994


(d)      Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the fourth quarter of fiscal year 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMTECH SYSTEMS, INC.

January 12, 1996                         By   /s/ Jong S. Whang
                                             -------------------
                                             Jong S. Whang, President

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONG S. WHANG and ROBERT T. HASS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                   Title                                       Date
---------                                                   -----                                       ----

  /s/ Jong S. Whang                       Chairman of the Board,                                   January 12, 1996
-------------------------------------     President (Chief Executive Officer)
Jong S. Whang

  /s/ Robert T. Hass                      Vice President-Finance                                   January 12, 1996
-------------------------------------     (Chief Financial & Accounting Officer)
Robert T. Hass

  /s/ Donald F. Johnston                  Director                                                 January 12, 1996
-------------------------------------
Donald F. Johnston

  /s/ Eugene R. Hartman                   Director                                                 January 12, 1996
-------------------------------------
Eugene R. Hartman

  /s/ Alvin Katz                          Director                                                 January 12, 1996
Alvin Katz

  /s/ Bruce R. Thaw                       Director                                                 January 12, 1996
-------------------------------------
Bruce R. Thaw
