Form 10-Q
period 1995-12-31
AMTECH SYSTEMS INC
filed 1996-02-14
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

=================================================================


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                    Commission File number:
---------------------                     ----------------------
 December 31, 1995                                0-11412




                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                              86-0411215
-------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

131 South Clark Drive                     Tempe, Arizona  85281
-----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                            (602) 967-5146
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                     --------------------------------------
                     Former name, former address and former
                    fiscal year, if changed since last report


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

                                2,054,834 Shares
                                ----------------

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES


--------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

--------------------------------------------------------------------------------




                                       December 31,             September 30,
                                         1995                       1995
                                       -----------              -------------
                                       (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents        $     563,529              $     833,820
   Short-term investments               3,772,996                  3,671,569
   Accounts receivable - net            1,715,281                  2,286,743
   Inventories                            566,815                    524,071
   Deferred income taxes                  180,000                    165,000
   Prepaid expenses                        42,815                     45,392
                                    -------------              -------------

      Total current assets              6,841,436                  7,526,595
                                    -------------              -------------



PROPERTY AND EQUIPMENT,
  AT COST:

   Leasehold improvements                161,723                    162,404
   Machinery and equipment               384,491                    333,971
   Furniture and fixtures                582,962                    652,607
                                   -------------              -------------
                                       1,129,176                  1,148,982
   Less: accumulated
    depreciation and
    amortization                        (494,671)                  (499,184)
                                   --------------             --------------

     Property and equipment - net        634,505                    649,798
                                   --------------             --------------


PURCHASE PRICE IN EXCESS
  OF NET ASSETS ACQUIRED                   --                        85,315
                                    -------------              -------------



OTHER ASSETS                              362,585                   103,811
                                    -------------              -------------

                                   $   7,838,526              $   8,365,519
                                    =============              =============






            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------



                                               December 31,        September 30,
                                                   1995                1995
                                               -----------         -------------
                                                (Unaudited)
CURRENT LIABILITIES:

    Accounts payable                         $     646,687        $     528,322
    Accrued liabilities:
      Compensation and related taxes               285,892              373,383
      Warranty and installation expenses           145,376              116,347
      Other accrued liabilities                    153,068              120,239
    Income taxes payable                           140,000              225,000
                                             -------------        -------------


  Total current liabilities                      1,371,023            1,363,291
                                             -------------        -------------





STOCKHOLDERS' INVESTMENT:

    Preferred stock, no specified
     terms; 100,000,000 shares
     authorized; none issued                         --                   --
    Common stock, $.01 par value;
     100,000,000 shares authorized;
     2,054,834 shares outstanding at
     December 31, 1995 and 2,152,851
     shares at September 30, 1995                   20,549               21,529
    Additional paid-in capital                   7,064,352            7,872,010
    Cumulative foreign currency
     translation adjustment                          7,334               29,459
    Accumulated deficit                           (624,732)            (920,770)
                                             -------------        -------------


       Total stockholders' investment            6,467,503            7,002,228
                                             -------------        -------------

                                             $   7,838,526        $   8,365,519
                                             =============        =============






            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                            December 31,
                                                         1995            1994
                                                     ----------      -----------
                                                     (Unaudited)     (Unaudited)
SEMICONDUCTOR EQUIPMENT:
Net product sales                                    $ 1,670,888    $ 1,112,338
Cost of product sales                                  1,163,302        816,318
                                                     -----------    -----------
  Gross margin                                           507,586        296,020

Selling and general                                      460,972        350,211
Research and development                                  42,811         99,639
                                                     -----------    -----------
Operating profit (loss)                                    3,803       (153,830)

GENERAL CORPORATE EXPENSES                                69,033         87,755

INTEREST INCOME - NET                                     65,815         13,541
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                             585       (228,044)

INCOME TAX BENEFIT                                         --           (78,000)
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     585       (150,044)
                                                     -----------    -----------

DISCONTINUED TECHNICAL CONTRACT PERSONNEL:
Net revenues                                           1,234,621      1,363,886
Cost of revenue                                        1,074,283      1,187,866
                                                     -----------    -----------
  Gross margin                                           160,338        176,020
Selling and general                                      108,581        123,988
                                                     -----------    -----------

INCOME FROM DISCONTINUED OPERATIONS
  BEFORE INCOME TAXES                                     51,757         52,032
INCOME TAX PROVISION                                      30,000         23,000
                                                     -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS                       21,757         29,032
                                                     -----------    -----------

GAIN ON DISPOSAL OF TECHNICAL CONTRACT
  PERSONNEL SEGMENT                                      273,696        --
                                                     -----------    ----------

NET INCOME (LOSS)                                    $   296,038     $ (121,012)
                                                     ===========     ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS             $       .00     $     (.15)
NET INCOME (LOSS) PER SHARE                          $       .14     $     (.12)

WEIGHTED AVERAGE
 SHARES OUTSTANDING                                    2,152,851         993,792

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                            December 31,
                                                                  1995                     1994
                                                               -----------              ----------
                                                               (Unaudited)              (Unaudited)

OPERATING ACTIVITIES:
    Net income (loss)                                         $   296,038              $  (121,012)

    Adjustments  to  reconcile  net income
     (loss) to net cash used by operating
     activities:
        Depreciation and amortization                              44,567                   20,936
        Inventory write-downs                                       6,000                    5,707
        Less gain on disposal of assets                          (273,696)                    (426)
        Deferred tax provision (benefit)                          (25,000)                   --
    Changes in operating assets and liabilities:
        Decrease (Increase) in accounts receivable                147,832                 (457,477)
        Increase in inventories and prepaid expenses              (54,429)                (328,471)
        Decrease (Increase) in other assets                       (32,997)                 168,059
        Increase in accounts payable                              151,748                  588,158
        Decrease in income taxes payable                          (85,000)                 (55,000)
        Increase in accrued liabilities                            53,364                   33,922
                                                              -----------              -----------
         Net cash provided (used)
         by operating activities                                  228,427                 (145,604)
                                                              -----------              -----------

INVESTING ACTIVITIES:
    Maturities (purchases) of short-term
    investments - net                                            (101,427)                  99,908
    Investment in unconsolidated subsidiary                      (250,000)                   --
    Proceeds from asset sale                                        --                      10,000
    Purchase of property and equipment                            (37,742)                 (44,164)
    Cash distributed in disposal of Echelon                       (96,401)                   --
                                                              -----------              --------
       Net cash provided (used) by
           investing activities                                  (485,570)                  65,744
                                                              -----------              -----------

FINANCING ACTIVITIES:
        Net proceeds from secondary public offering                 --                   3,623,382
                                                              -----------              -----------
          Net cash provided by financing  activities                --                   3,623,382
                                                              -----------              -----------

EFFECT OF EXCHANGE RATE CHANGES                                   (13,148)                   --
                                                              -----------              --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (270,291)               3,543,522

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      833,820                  736,984
                                                              -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   563,529              $ 4,280,506
                                                              ===========              ===========

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     1995           1994
                                                 -----------     --------

Cash paid during the period for:

        Income taxes                             $   140,000     $     --



SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

        Value received in the form of the
         Company's stock in exchange for
         the net assets of Echelon Service Co.   $   808,638     $     --





























            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                December 31, 1995




(1)      BASIS OF PRESENTATION

         Effective December 31, 1995, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 98,017 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $274,000.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tempress Systems, Inc. and Echelon Service Company, the Baltimore based operation of the technical personnel segment, through the date of disposition. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      INTERIM REPORTING

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position of the Company as of December 31, 1995 and September 30, 1995 and the results of its operations for the three months ended December 31, 1995 and 1994, and its cash flows for the three months ended December 31, 1995 and 1994.

         The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for the year ended September 30, 1995, which is incorporated herein by reference.

                  The results of operations for the three months ended December 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.





                                                     Continued on next page.....

(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The first $250,000 of that commitment was met in November 1995 and the remainder will be invested during the second quarter of fiscal 1996. The join venturers plan to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. The ultimate success of Seil Semicon, Inc. depends on a number of factors, including securing adequate financing, of which there can be no assurance.


(4)  RECLASSIFICATIONS

         Certain reclassifications have been made to the amounts for fiscal 1995 to conform to the presentation of the fiscal 1996 amounts.

                              AMTECH SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





         Financial Condition and Working Capital. During the three months ended December 31, 1995, working capital decreased by $693,000, primarily as the result of the $250,000 investment in Seil Semicon, Inc., an unconsolidated subsidiary, and the disposition of Echelon Service Company in exchange for Common Stock of the Company previously owned by Eugene R. Hartman. There is no long or short-term debt and stockholders' investment is 82% of total capitalization.

         Liquidity and Capital Resources. During the three months ended December 31, 1995, the Company's cash position, including equivalents, decreased by $270,000. The decrease in cash and cash equivalents primary reflects the use of cash for the investment in Seil Semicon, Inc. Seil Semicon is a joint venture in which the Company has a 45% ownership interest and a 50% voting interest. Seil Semicon plans to develop and operate a silicon test wafer reclaiming facility. The Company has an obligation to invest an additional $250,000 in the joint venture. The current ratio was 5:1 as of December 31, 1995, down slightly from a ratio of 5.5:1 as of September 30, 1995, and continues to reflect the Company's strong financial condition.

         Management believes the Company's liquidity is sufficient for its current operations and those planned for approximately the next two years. See the management's discussion and analysis included in the Company's 1995 annual report on Form 10-K for further information regarding the Company's long-term plans for future operations.

         The semiconductor equipment order backlog was approximately $4,830,000, as of December 31, 1995, as compared to $2,360,000 as of December 31, 1994. While orders are ordinarily filled within three to six months of receipt, the current backlog includes approximately $1,640,000 of orders to one customer that will not be shipped until fiscal 1997. Also, the Company has experienced long lead-times in purchasing components from suppliers of quartz parts, which will result in the Company taking more than six months to deliver equipment that contains certain quartz parts during at least the next few quarters. While it is difficult to estimate how much sales will be affected or how long these delays might last, the short supply of quartz components is certain to depress sales for at least the second quarter of fiscal 1996.

Results of Operations.

THREE MONTHS ENDED December 31,
1995 vs. 1994

Semiconductor Equipment.
         Revenues increased 50%, or $559,000, from $1,112,000 in the first quarter of fiscal 1995 to $1,671,000 in the first quarter of the fiscal 1996 year. The sales of furnace and related parts by Tempress Systems, Inc. ("Tempress"), a wholly-owned subsidiary operating in the Netherlands, resulted in the increased sales for the quarter.

         Gross margin increased $212,000, or by 71%, from $296,000, or 27% of sales, in the first quarter of fiscal 1995 to $508,000, or 30% of sales, in the first quarter of fiscal 1996. The increase in gross margin is primarily attributable to sales by the Netherlands operation, which had its first significant shipments in the second quarter of fiscal 1995. Spreading the fixed portion of manufacturing costs over the increased sales volume explains the increase in gross margins a percentage of sales.

         The selling and general expenses of the semiconductor equipment segment for the first quarter of fiscal 1996 were $111,000 higher than in comparable period of last fiscal year. The increased expenses primarily result from expanded sales and marketing activities on a world-wide basis in order to promote the entire product line, with the greatest emphasis on the horizonal diffusion furnace developed in the Netherlands and a low-cost furnace model to be manufactured in the United States. The increase in these expenses was partially offset by the $57,000 decline in research and development costs, as most of the development of the Tempress furnace was expensed in the first quarter of last fiscal year.

         For the three months ended December 31, 1995, the semiconductor equipment segment had an operating profit of $4,000 as compared to an operating loss of $154,000 for the first quarter of fiscal 1995. The Tempress operation had sufficient sales of furnaces and related parts to achieve profitability in the quarter, as compared to having significant start-up losses in the prior year period. However, two factors are limiting sales and operating profits of both the domestic operation and the one in the Netherlands. Suppliers for fabricated quartz parts have increased their lead-times on most items to six months and more, which causes delays in the shipments of ATMOSCANs and furnaces that require those parts. In addition, the Company's delay in the shipment of just one or two high-priced units can significantly depress its sales and operating profit for such period. As a result of these two factors, sales are expected to decline in the second quarter of the current fiscal year from the level of the first quarter, causing such sales to be substantially below the same period of fiscal 1995.

Income From Continuing Operations.

         Income (loss) from continuing operations before income taxes includes the operating profit of the semiconductor equipment segment, discussed above, general corporate expenses and net interest income. During the first quarter of the current fiscal year these items had the net effect of reducing income by $3,000, compared to the $74,000 net reduction caused by these items in the preceding year. This $71,000 improvement is due to a slight reduction in general corporate expenses, but more importantly due to the $52,000 increase in net interest income resulting from the investment of the proceeds from the secondary offering that was effective December 15, 1994.

         The income from continuing operations is approximately $1,000 for the first quarter of fiscal 1996, an improvement of $151,000 from the loss for the comparable period of last fiscal year, after taking into consideration the income tax benefit of $78,000 in fiscal 1995. Because of the insignificant amount of income in the fiscal 1996 period, no provision was made for income taxes.

Discontinued Technical Contract Personnel Segment.

         Net revenues of this segment were $1,235,000 for the quarter ended December 31, 1995, compared to $1,364,000 for the first quarter of fiscal 1995. The 9% decrease in revenues is primarily due to one customer having less demand for the Company's services than it had it the preceding year.

         The gross margins for this segment were $16,000 lower for the 1996 quarter, as a result of the decreased revenue. The average gross margin percentage for this segment was 13% for both the first quarter of fiscal 1996 and 1995.

         Selling and general expenses of this segment were $15,000 lower in the most recently completed quarter as compared to the same time last year, principally due to cost control measures implemented approximately one year ago.

         As a result of the above nearly offsetting factors, the operating profit of this segment was approximately the same, or $52,000, for the first quarter of both fiscal 1995 and 1996. Income from discontinued operations declined slightly in the fiscal 1996 period to $22,000, as compared to $29,000, due to a higher provision for income taxes.

         Effective December 31, 1995, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 98,017 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $274,000.

Total Company.

         The three months ended December 31, 1995, resulted in net income of $296,000 compared to the net loss of 121,000 in the first quarter of fiscal 1995. The most significant factors contributing to the improvement was the $274,000 gain on the disposition of Echelon and the $151,000 improvement in earnings from continuing operations resulting from the 50% increase in sales of semiconductor equipment products.

                                     PART II



Item 1.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits - All of the exhibits required by Item 601 of Regulation S-K are hereby incorporated by reference to the Company's Annual Report on Form 10-K dated January 16, 1996.

         (b)      Reports on Form 8-K - On February 9, 1996, the Company filed a
                  Form  8-K  to  report   the   disposition   of  the   formerly
                  wholly-owned Echelon Service Company.



                                   SIGNATURES
         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMTECH SYSTEMS INC.


                             by /s/   Robert T. Hass
                                --------------------------------------
                                    Robert T. Hass, Vice-President and
                                    Chief Financial Officer
                                    DATED:  February 14, 1996