Form 10-Q
period 1996-03-31
AMTECH SYSTEMS INC
filed 1996-05-21
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       =================================================================


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                                   Commission File number:
   March 31, 1996                                               0-11412
- ----------------------                                   -----------------------



                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                                                86-0411215
- -------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

131 South Clark Drive                                      Tempe, Arizona  85281
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

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

                                4,109,668 Shares
                                ----------------

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES



                      CONSOLIDATED BALANCE SHEETS - ASSETS





                                            March 31,     September 30,
                                               1996           1995
                                           ----------     -------------
                                           (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents            $   1,185,212   $     833,820
     Short-term investments                   3,083,139       3,671,569
     Accounts receivable - net                1,315,359       2,286,743
     Inventories                                928,636         524,071
     Deferred income taxes                      203,000         165,000
     Prepaid expenses                            26,076          45,392
                                          -------------   -------------
        Total current assets                  6,741,422       7,526,595
                                          -------------   -------------



PROPERTY AND EQUIPMENT,
  AT COST:

     Leasehold improvements                     161,724         162,404
     Machinery and equipment                    409,747         333,971
     Furniture and fixtures                     592,641         652,607
                                          -------------   -------------
                                              1,164,112       1,148,982
                                          -------------   -------------
     Less: accumulated
      depreciation and
      amortization                             (522,730)       (499,184)
                                          -------------   -------------

        Property and equipment - net            641,382         649,798
                                          -------------   -------------


PURCHASE PRICE IN EXCESS
  OF NET ASSETS ACQUIRED                          --             85,315
                                          -------------   -------------


OTHER ASSETS                                    352,852         103,811
                                          -------------   -------------

                                          $   7,735,656   $   8,365,519
                                          =============   =============

          See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT




                                            March 31,     September 30,
                                               1996           1995
                                           ----------     -------------
                                           (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                     $     753,791   $     528,322
     Accrued liabilities:
       Compensation and related taxes           302,698         373,383
       Warranty and installation expenses       111,571         116,347
       Other accrued liabilities                142,827         120,239
     Income taxes payable                       123,000         225,000
                                          -------------   -------------

        Total current liabilities             1,433,887       1,363,291
                                          -------------   -------------





STOCKHOLDERS' INVESTMENT:

     Preferred stock, no specified
      terms; 100,000,000 shares
      authorized; none issued                     --              --
     Common stock, $.01 par value;
      100,000,000 shares authorized;
      4,109,668 shares outstanding at
      March 31, 1996 and 4,305,702
      shares at September 30, 1995               20,549          21,529
     Additional paid-in capital               7,064,351       7,872,010
     Cumulative foreign currency
      translation adjustment                    (13,641)         29,459
     Accumulated deficit                       (769,490)       (920,770)
                                          -------------   -------------

        Total stockholders' investment        6,301,769       7,002,228
                                          -------------   -------------

                                          $   7,735,656   $   8,365,519
                                          =============   =============

          See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                MARCH 31,                  MARCH 31,
                        ------------------------  ------------------------
                            1996         1995         1996         1995
                        -----------  -----------  -----------  -----------
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
SEMICONDUCTOR EQUIPMENT:
Net product sales       $ 1,408,267  $ 2,325,006  $ 3,079,155  $ 3,437,344
Cost of product sales     1,004,118    1,549,881    2,167,420    2,366,199
                        -----------  -----------  -----------  -----------
  Gross margin              404,149      775,125      911,735    1,071,145

Selling and general         573,844      558,495    1,103,849      996,461
Research & development       74,462       34,757      117,273      134,396
                        -----------  -----------  -----------  -----------
Operating profit (loss)    (244,157)     181,873     (309,387)     (59,712)

Interest income              62,594       64,220      128,409       77,761

Income before
  income taxes             (181,563)     246,093     (180,978)      18,049
Income tax provision
 (benefit)                  (50,000)      91,000      (50,000)      13,000
                        -----------  -----------  -----------  -----------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS     (131,563)     155,093     (130,978)       5,049


DISCONTINUED OPERATIONS:
Income from discontinued
 operations                    -         (10,990)      51,757       41,042
Income tax provision
 (benefit)                     -          (4,000)      30,000       19,000
                        -----------  -----------  -----------  -----------
Income (loss) from discon-
 tinued operations             -          (6,990)      21,757       22,042

GAIN ON SALE OF ECHELON     (13,195)        -         260,501         -
                        -----------  -----------  -----------  -----------


NET INCOME (LOSS)       $  (144,758) $   148,103  $   151,280  $    27,091
                        ===========  ===========  ===========  ===========

INCOME PER SHARE:
 Primary                $      (.04) $       .03  $       .04  $       .01
 Fully diluted          $      (.04) $       .03  $       .04  $       .01

WEIGHTED AVERAGE
 OUTSTANDING SHARES:
  Primary                 4,109,668    4,357,252    4,208,220    3,348,790
  Fully diluted           4,109,668    4,364,108    4,208,220    3,354,958

          See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                                                      Six Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1996          1995
                                                  -----------   -----------
                                                  (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
  Net income                                     $   151,280   $    27,091

  Adjustments to reconcile net income
  to net  cash  provided  by  operating activities:
    Depreciation and amortization                     86,797        63,857
    Inventory and receivable write-downs               6,000        22,000
    Less gain on disposal of assets                 (262,603)         (426)
    Deferred tax benefit                             (50,000)       (1,000)
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable       537,503       (24,947)
    Increase in inventories and prepaid expenses    (414,836)     (282,244)
    Decrease in other assets                           4,913       181,053
    Increase in accounts payable                     267,530       158,526
    Increase (decrease) in income taxes payable     (102,000)       53,000
    Increase in accrued liabilities                   31,868       267,047
                                                 -----------   -----------

     Net cash provided by operating activities       256,452       463,957
                                                 -----------   -----------

INVESTING ACTIVITIES:
  Maturities (purchases) of short-term
    investments - net                                588,430    (2,800,972)
  Investment in South Korean joint venture          (285,578)        --
  Proceeds from asset sale                            28,383        10,000
  Purchase of property and equipment                (110,335)     (153,953)
  Cash distributed in disposal of Echelon           (107,596)        --
                                                 -----------   -----------
     Net cash provided (used) by
       investing activities                          113,304    (2,944,925)
                                                 -----------   -----------

FINANCING ACTIVITIES:
    Net proceeds from secondary public offering        --        3,623,382
                                                 -----------   -----------
      Net cash provided by financing  activities       --        3,623,382
                                                 -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES                      (18,364)       44,787
                                                 -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                351,392     1,187,201
                                                 -----------   -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         833,820       736,984
                                                 -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 1,185,212   $ 1,924,185
                                                 ===========   ===========

          See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     1996          1995
                                                 -----------   -----------

Cash paid during the period for:

    Income taxes                                 $   130,000   $     --



SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

    Value received in the form of the
     Company's stock in exchange for
     the net assets of Echelon Service Co.       $   808,638   $     --




          See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996




(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tempress Systems, Inc. for the entire period and Echelon Service Company, the Baltimore based operation of the technical personnel segment, through the date of disposition (see Note 3 below). All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)  INTERIM REPORTING

     The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1996 and September 30, 1995 and the consolidated results of its operations for the three and six months ended March 31, 1996 and 1995, and its consolidated cash flows for the six months ended March 31, 1996 and 1995.

     The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for the year ended September 30, 1995, which is incorporated herein by reference.

     Inventories   as  of  March  31,  1996  and  September  30,  1995  included work-in-process of $468,148 and $181,855, respectively. The remaining inventory primarily consists of purchased parts and completed sub-assemblies.

     The consolidated results of operations for the three and six months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

                                                     Continued on next page.....

(3)  SALE OF DISCONTINUED OPERATIONS

     In October 1995, the Board of Directors approved a plan to discontinue the technical contract personnel business represented by the operations of Echelon Service Company, then a wholly-owned subsidiary. Effective December 31, 1995, the Company exchanged all of its ownership in the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $261,000.

(4)  INVESTMENT IN SOUTH KOREAN JOINT VENTURE

     During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it is to have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc., located in South Korea, in return for a commitment to invest $500,000 in cash. The first $286,000 of that commitment was met during the first half of fiscal 1996 and the remainder will be invested during the third quarter of fiscal 1996. The joint venturers plan to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. The ultimate success of Seil Semicon, Inc. depends on a number of factors, including securing adequate financing, of which there can be no assurance.

(5)  STOCKHOLDERS' INVESTMENT

     Effective March 29, 1996, there was a two-for-one forward stock split of the Company's $.01 par value common stock. As a result, the number of outstanding shares was increased by 2,054,834 to 4,109,668. All share and per share amounts have been restated accordingly. In conjunction with the stock split, the number of shares issuable pursuant to stock options, stock bonus grants, and warrants and the related exercise prices were adjusted proportionately. If all such contingent shares were exercised, the number of outstanding shares would increase by 3,028,000 and the resulting proceeds to the Company would be $7,869,775.

(6)  RECLASSIFICATIONS

     Certain reclassifications have been made to the amounts for fiscal 1995 to conform to the presentation of the fiscal 1996 amounts.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





     Financial Condition and Working Capital. During the six months ended March 31, 1996, working capital decreased by $856,000, primarily as the result of the $286,000 investment in Seil Semicon, Inc., a South Korean joint venture, and $432,000 from the disposition of Echelon Service Company in exchange for Common Stock of the Company previously owned by Eugene R. Hartman. There is no long or short-term debt and stockholders' investment is 81% of total capitalization.

     Liquidity and Capital Resources. During the six months ended March 31, 1996, the Company's cash position, including equivalents, increased by $351,000. The increase in cash and cash equivalents primary reflects the fact that $588,000 of short-term investments matured and were not reinvested due to favorable money market rates. The Company is committed to invest an additional $250,000 in Seil Semicon, a joint venture in which the Company has a 45% ownership interest and a 50% voting interest. Seil Semicon plans to develop and operate a silicon test wafer reclaiming facility. The current ratio was 4.7:1 as of March 31, 1996, down slightly from a ratio of 5.5:1 as of September 30, 1995, and continues to reflect the Company's strong financial condition.

     Management believes the Company's liquidity is sufficient for its current operations and those planned for approximately the next two years. See the management's discussion and analysis included in the Company's 1995 annual report on Form 10-K for further information regarding the Company's long-term plans for future operations.

     The semiconductor equipment order backlog was approximately $7,150,000, as of March 31, 1996, as compared to $1,894,000 as of March 31, 1995. While orders are ordinarily filled within one to six months of receipt, the current backlog includes approximately $2,120,000 of orders, primarily from one customer, of which an estimated one-half is planned for shipment in each of fiscal 1997 and fiscal 1998. The timing of these orders reflects a customer's requested delays in deliveries from that scheduled in the original purchase orders. Also, the Company has experienced long lead-times in purchasing components from suppliers of quartz parts, which has and is resulting in the Company taking more than six months to deliver equipment that contains certain quartz parts. However, much of the increase in the backlog also results from the increase in the demand for the Company's products.

Results of Operations.

THREE MONTHS ENDED MARCH 31,
1996 vs. 1995

Semiconductor Equipment.

     Revenues decreased 39%, or $917,000, to $1,408,000 in the second quarter of fiscal 1996 from $2,325,000 in the second quarter of the fiscal 1995 year. While the backlog was already strong and growing before the quarter began, two factors limited the Company's shipments as compared to the comparable period in fiscal 1995. First, approximately $600,000 of the order backlog at the beginning of the quarter could not be shipped due to long lead-times on components purchased from suppliers of quartz parts. This resulted in the Company having to defer the shipment of approximately $600,000 of orders until the third quarter. Second, the Company did not benefit from increased sales from Tempress, as had been expected, because $400,000 of system order shipments were delayed, primarily due to customer requested delays in the schedule for delivery. The Company may be affected by similar delays in the future. However, management expects that sales in the third quarter will be significantly higher compared to the second quarter of this fiscal year and will compare favorably to the third quarter of fiscal 1995.

     The gross margin decreased $371,000, to $404,000, or 28% of sales, in the second quarter of fiscal 1996 from $775,000, or 33% of sales, in the second quarter of fiscal 1995. The decrease in gross margin is primarily due to the decline in shipments. Spreading the fixed portion of manufacturing costs over the lower sales volume explains the decrease in gross margins as a percentage of sales.

     The selling, general and administrative expenses for the second quarter of fiscal 1996 were $15,000 higher than in comparable period of last fiscal year. The increased expenses primarily result from expanded sales and marketing activities on a world-wide basis in order to promote the entire product line, with the greatest emphasis on the horizonal diffusion furnace developed in the Netherlands and a low-cost furnace model to be manufactured in the United States. Research and development costs also increased $40,000, as the Company continues the photo-CVD ("chemical vapor deposition") research and attempts to develop new products.

Income (Loss) From Continuing Operations.

     As a result of the above, for the three months ended March 31, 1996, the Company had an operating loss of $244,000 as compared to an operating profit of $182,000 for the second quarter of fiscal 1995. The income (loss) from continuing operations before income taxes includes the operating profit (loss) of the semiconductor equipment segment, interest income, and income taxes (benefit). During the second quarter of the current fiscal year, interest income was $63,000, or $1,000 less than in the preceding year.

     Income tax expenses declined $141,000 because of the loss for the quarter ended March 31, 1996. The $50,000 income tax benefit for the second quarter of fiscal 1996 is approximately $12,000 less than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income. As a result of the above, continuing operations produced a loss of $132,000, or $287,000 lower than the $155,000 of income earned during the same quarter of fiscal 1995.

Discontinued Operations.

     As a result of the December 31, 1995 sale of the technical contract personnel segment, there was no income from discontinued operations in the second quarter of fiscal 1996. For the comparable period in fiscal 1995, there was a loss from discontinued operations of $7,000, after recognizing an income tax benefit of $4,000. Typically, the second quarter was the least profitable for that operation because payroll taxes are higher in that quarter.

Total Company.

     The three months ended March 31, 1996, resulted in a net loss of $145,000, or $.04 per share, compared to net income of $148,000, or $.03 per share, in the second quarter of fiscal 1995. The most significant factors contributing to the decline and loss was the $917,000 decline in sales discussed above.


SIX MONTHS ENDED MARCH 31,
1996 vs. 1995

Semiconductor Equipment.

     The semiconductor equipment revenues decreased 10% to $3,079,000 during the first six months of fiscal 1996 from $3,437,000 for the first six months of fiscal 1995. The decrease is due the second quarter delays in certain shipments, as discussed above.

     Gross margins as a percentage of revenue decreased from 31% in the first half of fiscal 1995 to 30% for the first six months of fiscal 1996. The decrease in the gross margin percentage is primarily due to the effects of spreading certain fixed manufacturing and engineering costs over fewer sales dollars.

     The selling and general expenses of the semiconductor segment for the first six months of fiscal 1996 were $107,000 higher than in the comparable period of last fiscal year. The increased expenses primarily resulted from expanded sales and marketing activities on a world-wide basis in order to promote the entire product line, with the greatest emphasis on the horizonal diffusion furnace developed in the Netherlands and a low-cost furnace model to be manufactured in the United States. Since the Netherlands operation, Tempress, was still in the start-up phase during the first quarter of last year, most of this increase occurred in the first quarter of this fiscal year.

Income From Continuing Operations.

     For the first six months of fiscal 1996, the semiconductor equipment segment had an operating loss of $309,000 as compared to a loss of $60,000 for the first two quarters of fiscal 1995. The $249,000 of additional losses is due to the delay in shipments and the increased expenses, both explained above.

     The income (loss) from continuing operations includes the operating (loss) of the semiconductor equipment segment, discussed above, interest income, and income taxes (benefit). Interest income increased by $51,000 during the first half of fiscal 1996, as compared to the six months ended March 31, 1995, as the Company had the proceeds of the public offering available for investment for the entire fiscal 1996 period, as compared only three months of the fiscal 1995 period.

         During the first half of fiscal 1996 there was an income tax benefit of $50,000, compared to the income tax expense of $13,000 reported for the first half of fiscal 1995. The $50,000 income tax benefit for the first two quarters of fiscal 1996 is approximately $12,000 less than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income.

     As a result of the above, continuing operations produced a net loss of $131,000 in the first six months of fiscal 1996, representing a decline of $136,000, from the income of $5,000 reported in the first half of fiscal 1995.

Discontinued Operations.

     The operating profit of technical contract personnel business was $22,000 in the first halves of both fiscal 1996 and 1995. The fact that the Company did not operate in this segment during the second quarter because of the sale of this discontinued operation effective December 31, 1995, was offset by the fact that in the past the second quarter was generally not a profitable quarter for that segment.

     Effective December 31, 1995, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $261,000.


Total Company

     For the six months ended March 31, 1996 there was net income of $151,000, or $.04 per share, as compared to net income of $27,000, or $.01 per share, for the comparable period of fiscal 1995. The net income for the first half of fiscal 1996 was generated entirely by the sale of the discontinued operations. However, management expects that the semiconductor equipment business will have improved operating results in the third quarter.

                                     PART II



Item 1.  Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     On February 29, 1996, the Company held its annual meeting of shareholders at which time the following persons where elected to the board of directors with shares voted as follows:

Board Members Elected    Shares Voted For    Votes Withheld
Jong. S. Whang                2,049,805            7,111
Robert T. Hass                2,049,453            7,463
Donald F. Johnston            2,049,227            7,689
Alvin Katz                    2,045,599           11,317
Bruce R. Thaw                 2,045,812           11,104

     The final total for the other proposals was as follows:

Proposal #2 - Ratification of the adoption of the Amtech Systems, Inc. Amended and Restated 1995 Stock Option Plan, as described in the proxy statement:

Shares Voted For    Voted Against    Votes Withheld     Not Voted
     1,382,112           73,122             33,518       568,164

Proposal #3 - Ratification of the adoption of the Amtech Systems, Inc. 1995 Stock Bonus Plan, as described in the proxy statement:

Shares Voted For    Voted Against    Votes Withheld     Not Voted
     1,376,121           76,125             36,506       568,164

Proposal #4 - Ratification of the adoption of the Amtech Systems,
Inc. Non-Employee Director Stock Option Plan, as described in the proxy statement:

Shares Voted For    Voted Against    Votes Withheld     Not Voted
     1,368,771           91,650             45,481       551,014

Item 6.  Exhibits and Reports on Form 8-K.

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



                               AMTECH SYSTEMS INC.




                             by /s/   Robert T. Hass
                                --------------------
                                Robert T. Hass, Vice-President and
                                Chief Financial Officer
                                DATED:  May 21, 1996