Form 10-Q
period 1996-06-30
AMTECH SYSTEMS INC
filed 1996-08-14
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       =================================================================


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                                 Commission File number:
    June 30, 1996                                              0-11412
- ----------------------                                 -----------------------


                                AMTECH SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                                               86-0411215
- -------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

131 South Clark Drive                                Tempe, Arizona  85281
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (602) 967-5146
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                    -----------------------------------------
                     Former name, former address and former
                    fiscal year, if changed since last report


     Indicate by check mark whether the Registrant (i) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                                   Yes  X       No
                                                       ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                4,109,668 Shares
                                ----------------

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- -------------------------------------------------------------------------------
                      CONSOLIDATED BALANCE SHEETS - ASSETS
- -------------------------------------------------------------------------------


                                                June 30,          September 30,
                                                  1996                1995
                                             -------------        -------------
                                              (Unaudited)
CURRENT ASSETS:

         Cash and cash equivalents           $     704,588        $     833,820
         Short-term investments                  2,626,534            3,671,569
         Accounts receivable - net               2,926,442            2,286,743
         Inventories                               661,350              524,071
         Deferred income taxes                     213,000              165,000
         Prepaid expenses                           55,541               45,392
                                             -------------        -------------

            Total current assets                 7,187,455            7,526,595
                                             -------------        -------------



PROPERTY, PLANT AND EQUIPMENT -
  AT COST:

         Land and buildings                        347,235                --
         Leasehold improvements                    161,724              162,404
         Machinery and equipment                   418,436              333,971
         Furniture and fixtures                    594,638              652,607
                                             -------------        -------------
                                                 1,522,033            1,148,982
         Less: accumulated
          depreciation and
           amortization                           (559,042)            (499,184)
                                             -------------        -------------

            Property and equipment - net           962,991              649,798
                                             -------------        -------------


PURCHASE PRICE IN EXCESS
  OF NET ASSETS ACQUIRED                             --                  85,315
                                             -------------        -------------



OTHER ASSETS                                       463,186              103,811
                                             -------------        -------------

                                             $   8,613,632        $   8,365,519
                                             =============        =============

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- -------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
- -------------------------------------------------------------------------------


                                                   June 30,       September 30,
                                                     1996             1995
                                                -------------     -------------
                                                 (Unaudited)
CURRENT LIABILITIES:

          Accounts payable                      $     828,155     $     528,322
          Accrued liabilities:
            Compensation and related taxes            329,985           373,383
            Warranty and installation expenses        205,562           116,347
            Other accrued liabilities                 174,046           120,239
          Income taxes payable                        283,000           225,000
          Current maturities of long-term debt         13,005             --
                                                -------------     -------------

        Total current liabilities                   1,833,753         1,363,291
                                                -------------     -------------

LONG-TERM DEBT                                        211,064             --
                                                -------------     -------------

STOCKHOLDERS' INVESTMENT:

          Preferred stock, no specified
           terms; 100,000,000 shares
           authorized; none issued                      --                --
          Common stock, $.01 par value;
           100,000,000 shares authorized;
           4,109,668 shares outstanding at
           June 30, 1996 and 4,305,702
           shares at September 30, 1995                20,549            21,529
          Additional paid-in capital                7,064,351         7,872,010
          Cumulative foreign currency
           translation adjustment                     (48,423)           29,459
          Accumulated deficit                        (467,662)         (920,770)
                                                -------------     -------------


             Total stockholders' investment         6,568,815         7,002,228
                                                -------------     -------------

                                                $   8,613,632     $   8,365,519
                                                =============     =============

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES


- -------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                           ------------------------   ------------------------
                               1996         1995          1996         1995
                           (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                           -----------  -----------   -----------  -----------
SEMICONDUCTOR EQUIPMENT:
- ------------------------
Net product sales          $ 3,232,173  $ 1,379,603   $ 6,311,328  $ 4,816,947
Cost of product sales        2,023,705      869,368     4,191,125    3,235,567
                           -----------  -----------   -----------  -----------
  Gross margin               1,208,468      510,235     2,120,203    1,581,380

Selling and general            723,264      452,974     1,827,112    1,449,435
Research & development          96,769       29,990       214,042      164,386
                           -----------  -----------   -----------  -----------
Operating profit (loss)        388,435       27,271        79,049      (32,441)
                           -----------  -----------   -----------  -----------

Interest income                 39,559       74,788       167,967      152,549
                           -----------  -----------   -----------  -----------

Income before
  income taxes                 427,994      102,059       247,016      120,108
Income tax provision           150,000       39,000       100,000       52,000
                           -----------  -----------   -----------  -----------

INCOME FROM
 CONTINUING OPERATIONS         277,994       63,059       147,016       68,108
                           -----------  -----------   -----------  -----------

DISCONTINUED TECHNICAL
- ----------------------
 CONTRACT PERSONNEL:
 -------------------
Income from discontinued
 operations                       -           8,419        51,757       49,461
Income tax provision              -           4,000        30,000       23,000
                           -----------  -----------   -----------  -----------
NET INCOME FROM DISCON-
 TINUED OPERATIONS                -           4,419        21,757       26,461

GAIN ON SALE OF ECHELON         23,834         -          284,335         -
                           -----------  -----------   -----------  -----------


NET INCOME                 $   301,828  $    67,478   $   453,108  $    94,569
                           ===========  ===========   ===========  ===========

INCOME PER SHARE - NOTE 2:
- -------------------------
 Continuing operations     $       .05  $       .01   $       .04  $       .02
 Net income per share      $       .05  $       .02   $       .09  $       .03


WEIGHTED AVERAGE
 OUTSTANDING SHARES:         6,315,734    4,305,702     6,381,556    3,633,394

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------


                                                           Nine Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1996         1995
                                                      -----------   -----------
                                                       (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
    Net income                                        $   453,108   $    94,569

    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
        Depreciation and amortization                     131,251       102,860
        Inventory and receivable write-downs               81,553        63,000
        Less gain on disposal of assets                  (286,437)         (426)
        Equity in losses of unconsolidated venture         34,967           --
        Deferred tax benefit                              (60,000)       (2,000)
    Changes in operating assets and liabilities:
        Increase in accounts receivable                (1,138,776)     (279,508)
        Increase in inventories and prepaid expenses     (194,675)     (339,187)
        Decrease (Increase) in other assets                (8,429)      201,773
        Increase in accounts payable                      351,439        67,786
        Increase in income taxes payable                   58,000        61,000
        Increase in accrued liabilities                   175,869       369,289
                                                      -----------   -----------
         Net cash provided (used)
         by operating activities                         (402,130)      339,156
                                                      -----------   -----------

INVESTING ACTIVITIES:
    Maturities and sales (purchases) of
    short-term investments - net                        1,045,035    (2,719,564)
    Investment in unconsolidated subsidiary              (425,000)        --
    Proceeds from asset sale                               28,383        10,000
    Purchases of property, plant and equipment           (487,121)     (206,510)
    Cash distributed in disposal of Echelon              (109,698)        --
                                                      -----------   -----------
       Net cash provided (used) by
           investing activities                            51,599    (2,916,074)
                                                      -----------   -----------

FINANCING ACTIVITIES:
    Proceeds from a mortgage loan                         232,474         --
    Net proceeds from secondary public offering             --        3,623,382
                                                      -----------   -----------
       Net cash provided by financing  activities         232,474     3,623,382
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES                           (11,175)       35,254
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (129,232)    1,081,718

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              833,820       736,984
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   704,588   $ 1,818,702
                                                      ===========   ===========
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       1996           1995
                                                   -----------    ------------
Cash paid during the period for:

        Income taxes                               $   132,000    $     16,000



SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

        Value received in the form of the
         Company's stock in exchange for
         the net assets of Echelon Service Co.     $   808,638    $     --


            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995



(1)      BASIS OF PRESENTATION
         ---------------------

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


(2)      INTERIM REPORTING
         -----------------

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1996 and September 30, 1995 and the consolidated results of its operations for the three and nine month periods ended June 30, 1996 and 1995, and its consolidated cash flows for the nine months ended June 30, 1996 and 1995.

         The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1995 Annual Report on Form 10-K for the year ended September 30, 1995, which is incorporated herein by reference.

         Inventories as of June 30, 1996 and September 30, 1995 included work-in-process of $226,000 and $182,000, respectively. The remaining inventory primarily consists of purchased parts and completed sub-assemblies.

         The consolidated results of operations for the three and nine months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

         Earnings per share have been calculated using the modified treasury stock method, which assumes that the warrants and options are exercised and that a portion of the proceeds are used to repurchase 20% of the outstanding shares and that the remainder is used first to reduce debt and then to acquire short-term government securities. The outstanding warrants and options were dilutive for the three and nine months ended June 30, 1996, and the calculation of earnings per share for those periods can be summarized as follows:


                                                     Continued on next page.....

                                     Three Months Ended        Nine Months Ended
                                       June 30, 1996              June 30, 1996
                                     ------------------        -----------------
 Average shares outstanding              4,109,668                 4,175,490
Incremental shares
 attributable to warrants/options        2,206,066                 2,206,066
                                        ----------                ----------

         Total shares used in
          the calculation                6,315,734                 6,381,556
                                        ==========                ==========


Income from continuing operations       $  277,994                $  147,016

Interest net of tax assumed
 to be earned on additional
 short-term investments                 $   31,896                $  107,752
                                        ----------                ----------

    Income from continuing
     operations as adjusted             $  309,890                $  254,768
                                        ==========                ==========

Earnings per share -continuing          $      .05                $      .04



Net income                              $  301,828                $  453,108

Interest net of tax assumed
 to be earned on additional
 short-term investments                 $   31,896                $  107,752
                                        ----------                ----------

Adjusted net income                     $  333,724                $  560,860
                                        ==========                ==========

Earnings per share                      $      .05                $      .09



(3)      SALE OF DISCONTINUED OPERATIONS
         -------------------------------

         In October 1995, the Board of Directors approved a plan to discontinue the technical contract personnel business represented by the operations of Echelon Service Company, then a wholly-owned subsidiary. Effective December 31, 1995, the Company exchanged all of its ownership in the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $284,000.

                                                     Continued on next page.....

(4)      INVESTMENT IN SOUTH KOREAN JOINT VENTURE
         ----------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it is to have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc., located in South Korea, in return for a commitment to invest $500,000 in cash. As of June 30, 1996, the Company has invested $425,000 in the joint venture. The remaining commitment is subject to call by the majority owner, subject to his securing $3,000,000 in financing for the joint venture. The joint venturers plan to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. The ultimate success of Seil Semicon, Inc. depends on a number of factors, including securing adequate financing, of which there can be no assurance.

(5)      STOCKHOLDERS' INVESTMENT
         ------------------------

         Effective March 29, 1996, there was a two-for-one forward stock split of the Company's $.01 par value common stock. As a result, the number of outstanding shares was increased by 2,054,834 to 4,109,668. All share and per share amounts have been restated accordingly. In conjunction with the stock split, the number of shares issuable pursuant to stock options, stock bonus grants, and warrants were increased proportionately and the related exercise prices were decreased proportionately. If all such contingent shares were exercised, the number of outstanding shares would increase by 3,028,000 and the resulting proceeds to the Company would be $7,869,775.

(6)      RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to the amounts for fiscal 1995 to conform to the presentation of the fiscal 1996 amounts.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL CONDITION AND WORKING CAPITAL. During the nine months ended June 30, 1996, working capital decreased by $810,000, primarily as the result of the $425,000 investment in Seil Semicon, Inc., a South Korean joint venture, the disposition of Echelon Service Company in exchange for Common Stock of the Company previously owned by Eugene R. Hartman ($408,000) and $136,000 used in the acquisition of a building in the Netherlands, net of the associated mortgage. Other than that mortgage, there is no long-term or short-term debt and stockholders' investment is 76% of total capitalization.

         LIQUIDITY AND CAPITAL RESOURCES. During the nine months ended June 30, 1996, the Company's cash position, including equivalents, decreased by $129,000. The decrease in cash and cash equivalents resulted from $402,000 cash used in operating activities, primarily used to fund the increase in receivables generated by the increase in sales. The cash used in operating activities was partially offset by the $284,000 cash generated by the investing and financing activities, as setforth in the consolidated statements of cash flows. The current ratio declined from 5.5:1 as of September 30, 1995 to 3.9:1 as of June 30, 1996, due to the decline in working capital, discussed above, and the increase in current liabilities associated with the increased level of operating activity. Despite the decline in this financial ratio, management believes it still indicates that the Company's financial condition remains strong.

         Management believes the Company's liquidity is sufficient for its current operations. See the Management's Discussion and Analysis included in the Company's 1995 annual report on Form 10-K for further information regarding the Company's long-term plans for future operations. If the commercial feasibility of the Company's patented photo-assisted CVD (Chemical Vapor Deposition) invention is proven and justifies development of products for use in research and development and production facilities, that development effort will cost an estimated $3.2 million. However, if the Company's existing businesses continue to grow at their existing pace, some of the currently available liquidity will be required to finance increased receivables and inventory. The Company's liquidity is believed to be sufficient to fund growth of the current product lines for at least the next two years, but may be slightly insufficient to fund both that growth and a major development project. Funds to meet any potential short-fall may be provided by one or more debt or equity financings, which might include bank financing secured by receivables and inventory, or possible exercise of the outstanding redeemable common stock warrants. However, there can be no assurance of the availability or sufficiency of these or any other source of financing.

         ORDER BACKLOG. The semiconductor equipment order backlog was approximately $4,600,000, as of June 30, 1996, as compared to $1,300,000 as of June 30, 1995. The increase in the backlog is due to a multi-year order, expansion of the horizontal diffusion furnace business and customer requested delays in deliveries from that originally scheduled. While orders are ordinarily filled within one to six months of receipt, the current backlog includes approximately $2,120,000 of orders, primarily from one customer, of which an estimated one-half is planned for shipment in each of fiscal 1997 and fiscal 1998.

         The backlog is approximately $2,550,000 lower as of June 30, 1996 than it was as of its March 31, 1996 peak. That decline is primarily due to the shipment of many of the backlog orders previously delayed due to the long lead-times on certain components purchased from suppliers of quartz parts. However, the Company is also experiencing a reduction in bookings stemming from increased caution in capital spending by the world's semiconductor producers, caused by rapidly declining prices for their products and an oversupply of capacity for certain of those semiconductor products. Short-term forecasts for front-end semiconductor production equipment, the segment of the industry in which the Company participates, range from a decline of 16% in calendar year 1997 to growth of 8% for the same period. This slowdown could affect the level of the Company's shipments as early as the first quarter of fiscal 1997.


RESULTS OF OPERATIONS.
- ----------------------

THREE MONTHS ENDED JUNE 30,
1996 vs. 1995

Semiconductor Equipment - Continuing Operations:
- ------------------------------------------------

         Revenues increased 134%, or $1,852,000, to $3,232,000 in the third quarter of fiscal 1996 from $1,380,000 in the third quarter of the fiscal 1995 year. The increase in revenue is due to both the expansion of the Company's horizontal diffusion furnace business and the shipment of many of the backlog orders previously delayed due to long lead-times on certain components purchased from suppliers of quartz parts. While the lead-times on quartz components has become more manageable, they could again cause delays in shipments in the future. See ORDER BACKLOG above for a discussion of recent events and short-term forecasts of revenues for the semiconductor equipment industry

         Gross margin increased $698,000, to $1,208,000, or 37% of sales, in the third quarter of fiscal 1996 from $510,000, or 37% of sales, in the third quarter of fiscal 1995. The increase in gross margin is primarily due to the increase in shipments.

         The selling, general and administrative expenses for the third quarter of fiscal 1996 were $270,000 higher than in comparable period of last fiscal year. The increased expenses primarily resulted from an additional provision for certain doubtful receivables, expanded sales and marketing activities on a world-wide basis and other costs associated with the expanded operations. Research and development costs also increased $67,000, as the Company continues the photo-CVD ("chemical vapor deposition") research and attempts to develop new products. Despite these increases, such expenses represented 25% of sales in the third quarter of fiscal 1996, which is a significant improvement over the comparable period of fiscal 1995 when such expenses amounted to 35% of sales.

Income From Continuing Operations.
- ----------------------------------

         As a result of the above, for the three months ended June 30, 1996, the Company earned $388,000 of operating profit compared to an operating profit of $27,000 for the third quarter of fiscal 1995. The income from continuing operations before income taxes includes the operating profit of the semiconductor equipment segment, interest income, and income tax expense. During the third quarter of the current fiscal year, interest income was $40,000, or $35,000 less than in the third quarter of the preceding year.

         Income tax expenses increased $111,000 because of the increase in operating profit discussed above. As a result of the above, continuing operations generated $278,000 in net earnings, $.05 per share, or $215,000 more than the $63,000, or $.01 per share, of income earned during the same quarter of fiscal 1995.

Discontinued Operations:
- ------------------------

         As a result of the December 31, 1995 sale of the technical contract personnel segment, there was no income from discontinued operations in the third quarter of fiscal 1996, except a $24,000 adjustment to the gain on sale. For the comparable period in fiscal 1995, there was a profit from discontinued operations of $4,000, after recognizing $4,000 of income tax expense.

Total Company:
- --------------

         The three months ended June 30, 1996, resulted in $302,000 of net income, or $.05 per share, compared to net income of $67,000, or $.02 per share, in the third quarter of fiscal 1995. The most significant factor contributing to the improvement in earnings was the $1,853,000, or 134%, increase in revenues discussed above.


NINE MONTHS ENDED JUNE 30,
1996 vs. 1995

Semiconductor Equipment:
- ------------------------

         The semiconductor equipment revenues increased $1,494,000, or 31%, to $6,311,000 during the first nine months of fiscal 1996 from $4,817,000 for the first nine months of fiscal 1995. The increase in revenue is due to the Company's expanded diffusion furnace business. See ORDER BACKLOG above for a discussion of recent events and short-term forecasts of revenues for the semiconductor equipment industry.

         Gross margins increased $539,000 to $2,120,000, or 34% as a percentage of revenue, from $1,581,000, or 33% of revenue, during the first nine months of fiscal 1995. The increase in the gross margin percentage is primarily due to the effects of spreading certain fixed manufacturing and engineering costs over higher sales dollars. However, most of the improvement in gross margins is attributable to the growth in revenues.

         The selling and general expenses of the semiconductor segment for the first nine months of fiscal 1996 were $378,000 higher than in the comparable period of last fiscal year. The increased expenses primarily resulted from expanded sales and marketing activities on a world-wide basis, an additional provision for doubtful accounts receivable and other increases in expenses associated with the growth in the operations. Research and development costs also increased $50,000, as the Company continues the photo-CVD ("chemical vapor deposition") research and attempts to develop new products.

Income From Continuing Operations:
- ----------------------------------

         For the first nine months of fiscal 1996, the semiconductor equipment segment had operating income of $79,000 as compared to a loss of $32,000 for the first three quarters of fiscal 1995. The $111,000 improvement in operating profit is due to increased shipments and the related gross profit, both explained above.

         The income from  continuing  operations  includes the operating  profit
(loss) of the semiconductor equipment segment, discussed above, interest income, and income tax expense. Interest income increased by $15,000 during the first three quarters of fiscal 1996, as compared to the nine months ended June 30, 1995, as the Company had the proceeds of the public offering available for investment for the entire fiscal 1996 period, as compared to only six months of the fiscal 1995 period.

         During the nine months of fiscal 1996 there was income tax expense of $100,000, compared to the income tax expense of $52,000 reported for the first nine months of fiscal 1995. The effective income tax rate for the first three quarters of both fiscal years is greater than the statutory federal rate due to the permanent differences between financial and taxable income.

         As a result of the above, continuing operations produced net earnings of $147,000, or $.04 per share, in the first nine months of fiscal 1996, representing an increase of $79,000 from the income of $68,000, or $.02 per share, earned in the first nine months of fiscal 1995.


                                                     Continued on next page.....

Discontinued Operations:
- ------------------------

         The net earnings of the discontinued operations of the technical contract personnel business were $22,000 and $26,000, respectively, for the nine months ended June 30, 1996 and 1995. The fact that the Company did not operate in this segment during the third quarter because of the sale of this discontinued operation effective December 31, 1995, was offset by the fact that the profit earned during last year's third quarter was largely offset by the loss in the second quarter, generally a loss quarter for that segment.

         Effective December 31, 1995, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $284,000.


Total Company
- -------------

For the nine months ended June 30, 1996 net income was $453,000, or $.09 per share, as compared to net income of $95,000, or $.03 per share, for the comparable period of fiscal 1995. Income from continuing operations accounted for $.02 of the improvement in earnings per share, while the gain on the sale of discontinued operations provided the other $.04 increase.

                                     PART II


Item 1.  Legal Proceedings.
         ------------------
     None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits - All of the exhibits required by Item 601 of Regulation S-K are hereby incorporated by reference to the Company's Annual Report on Form 10-K dated January 16, 1996, and the Form S-3 filed August 9, 1996, in order to update the registration of the redeemable warrants.

     (b) No reports on Form 8-K were filed for the quarter ended June 30, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMTECH SYSTEMS INC.




                             by /s/   Robert T. Hass
                                ----------------------------------
                                Robert T. Hass, Vice-President and
                                Chief Financial Officer
                                DATED:  August 14, 1996