Form 10-K405
period 1996-09-30
AMTECH SYSTEMS INC
filed 1996-12-30
CIK 720500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  September 30, 1996
                         ------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                         Commission File Number: 0-11412



                              AMTECH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

         Arizona                                                 86-0411215
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

131 South Clark Drive, Tempe, Arizona                                   85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:      602-967-5146
                                                  ---------------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                            -----------------

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

                       $14,128,442 as of December 18, 1996

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

         4,109,668 shares of Common Stock, $.01 par value, as of December 17, 1996. There is only one class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended September 30, 1996).

         PART III (Items 10-13) is incorporated by reference to the Registrant's proxy statement for the Registrant's Annual Meeting of Shareholders to be held on or about February 28, 1997.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


ITEM 1.       BUSINESS.......................................................  5
              Background.....................................................  5
              Operating Strategy and Industry Overview.......................  5
              Existing Products..............................................  6
              Proposed New Products..........................................  9
              Manufacturing.................................................. 10
              Order Backlog.................................................. 11
              Engineering - Research and Development......................... 11
              Patents........................................................ 11
              Sales and Marketing............................................ 12
              Competition.................................................... 13
              Employees...................................................... 14
              FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                  OPERATIONS AND EXPORT SALES................................ 14

ITEM 2.       PROPERTIES..................................................... 15

ITEM 3.       LEGAL PROCEEDINGS.............................................. 15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS........................................................ 15

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDERS' MATTERS.......................................... 16
              Market Information............................................. 16
              Holders........................................................ 16
              Dividends...................................................... 16

ITEM 6.       SELECTED FINANCIAL DATA........................................ 17

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................ 18
              LIQUIDITY AND CAPITAL RESOURCES................................ 18
              RESULTS OF OPERATIONS.......................................... 20
              Fiscal 1996 compared to Fiscal 1995............................ 20
                  Continuing Operations...................................... 20
                  Discontinued Operations.................................... 22
                  Total Company     ......................................... 23
              Fiscal 1995 compared to Fiscal 1994............................ 23
                  Continuing Operations...................................... 23
                  Income From Continuing Operations.......................... 24
                  Discontinued Operations.................................... 24

                  Total Company     ......................................... 25
              FORWARD-LOOKING STATEMENTS..................................... 25

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 27

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE..................................................... 28

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 29

ITEM 11.      MANAGEMENT REMUNERATION........................................ 29

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 29

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 29

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.................................................... 30

SIGNATURES................................................................... 33

POWER OF ATTORNEY............................................................ 33

                                     PART I


ITEM 1.           BUSINESS

Background

         Amtech Systems, Inc. (hereinafter the "Company" or the "Registrant") was incorporated in Arizona in October, 1981, under the name Quartz Engineering & Materials, Inc., and changed to its present name during 1987. At its inception the Company's business was the manufacture of low technology quartzware implements for sale to and use by manufacturers of semiconductor chips. The Company is currently, and has been since 1987, engaged primarily in the manufacture and marketing of several items of capital equipment used by customers in the manufacture of semiconductors, one of which is patented. The Company's Processing/Automation product line (Atmoscan(R), IBAL and load stations) is designed to permit its customers to increase the degree of control over their semiconductor chip manufacturing environment and to reduce exposure to contaminants by limiting human contact during the process. The Company's wholly-owned subsidiary, Tempress Systems, Inc., is engaged in the complementary business of producing and selling horizontal diffusion furnace systems for the semiconductor industry. In addition, the Company recently obtained a U.S. patent on technology on which it expects to base a proposed new photo chemical vapor deposition ("CVD") product for use in semiconductor manufacturing facilities. The Company has engaged the University of California, Santa Cruz, to conduct a study to determine the feasibility of such a product. If the results of the study are favorable, the Company intends to commence to design, manufacture and market a photo CVD product. See "Operating Strategy and Industry Overview" below.

         Until recently, the Company also had a 45% ownership interest and 50% voting interest in Seil Semicon, Inc., a South Korean start-up joint venture that plans to develop and operate a silicon test wafer reclaiming business. In December 1996, the Company disposed of its interest in Seil Semicon in order to allow the Company to focus on its core semiconductor equipment business. See "RECENT EVENTS--Sale of Seil Semicon" below.

         The Company is dependent for its management and important business relationships on the active participation of its President, Mr. J. S. Whang.

Operating Strategy and Industry Overview

         The Company is engaged primarily in the manufacture and marketing of several items of capital equipment used by customers in the manufacture of semiconductors. Semiconductors, or semiconductor "chips," are made of silicon and are part of the circuitry of electronic computers. The manufacture of semiconductors involves many complex operations during which silicon wafers (the substrates from which chips are made) are inserted in a diffusion furnace and subjected to the precise flow of gases under very intense heat. The Company's Processing/Automation product line is intended to permit customers using horizontal diffusion furnaces to increase the degree of control over the manufacturing environment and to reduce exposure to contaminants by reducing the amount of human contact during the process. Following an industry trend, the size of individual chips has tended to decrease and the size of the wafers from which chips are made has tended to increase. As a result, the value of each wafer has increased because each is the source of an increased number of chips. As the value of wafers increase, so too does the importance of control over the manufacturing environment. In addition to the Company's Processing/Automation product line, through its wholly-owned subsidiary, Tempress Systems, Inc., the Company manufactures and sells horizontal diffusion furnace systems.

         There is also a trend in the industry, related to the trend to smaller chips, to the use in new semiconductor manufacturing facilities of newer technology, vertical diffusion furnaces, which are more efficient to use than older technology horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers. Vertical diffusion furnaces are, however, significantly more expensive to purchase than horizontal diffusion furnaces. The Company's Processing/Automation product line is useable with horizontal diffusion furnaces only. The Company's target market consists of customers who wish to increase the efficiency of their existing semiconductor manufacturing facilities equipped with horizontal diffusion systems. With the addition of Tempress' operations, the Company also can provide its customers with efficient integrated horizontal diffusion furnace systems. The Company's target market also includes customers who build new facilities but whose operations do not require the higher priced vertical diffusion furnace systems. Based on market information obtained through customer and market contacts, the Company believes that a majority of worldwide semiconductor manufacturing facilities are equipped with horizontal diffusion furnaces, as compared with vertical diffusion furnaces. While the Company estimates that in the next several years the percentage of facilities in the world equipped with each type of system will become equal, it believes that a significant demand for its present product line will continue to exist, although there can be no assurance in that regard. The Company plans to increase its share of the market by expanding its manufacture and sales of horizontal diffusion furnaces. Tempress recently acquired a 9,900 square foot facility in Heerde, The Netherlands, for its European operations. Tempress moved its operations into the new facility in November 1996.

         Industry Slowdown. Semiconductor manufacturers currently are experiencing a significant decrease in order bookings. In addition, the prices for semiconductors have declined dramatically, squeezing manufacturers' margins. These factors may affect semiconductor manufacturers' decisions to purchase capital equipment such as the Company's products. Further price declines due to increased supply of semiconductors may have a material adverse effect on the Company's business and results of operations.

Existing Products

         Processing/Automation Equipment
         Atmoscan(R)

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

         The Company has manufactured and sold Atmoscan(R) units to major semiconductor manufacturers in the United States, the Pacific Rim and Europe, including at various times to International Business Machines, Intel
Corporation, Samsung, Digital Equipment Corp., Motorola, SGS-Thompson and others. During fiscal 1996, Atmoscan(R) units were sold in a price range of approximately $26,000 (for simpler models without accessories or ancillary items) to approximately $70,000 (for more complex models). Sales of Atmoscan(R) have declined from their peak in 1989, due to an industry trend toward use of vertical diffusion furnaces.

         The Company has designed and sells an open cantilever paddle system as an alternative to the closed processing method of the Atmoscan(R). The per unit price is approximately $13,000- $34,000, depending upon the customer's specifications.

         IBAL

         "IBAL" is an acronym for "Individual Boats with Automated Loading." Boats are quartz trays that hold silicon wafers while they are being processed in diffusion furnaces. IBAL Trolley is a device, including software, which automatically places boats into Atmoscan(R) tubes or on open cantilever paddle systems before they are inserted in the diffusion furnace and automatically removes the trays after completion of the process. The Company has sold units of the IBAL Trolley for approximately $18,000 to $30,000 each, not including the price of the Atmoscan(R) or open cantilever paddle system. Use of the IBAL products reduces human handling and, therefore, reduces exposure of wafers to contaminants during the loading and unloading of the process tubes.

         The IBAL Butler is a robotics device which further automates the loading of wafers into the diffusion furnace by automatically transferring wafer carriers onto the IBAL Trolley for loading into the Atmoscan(R) or on the cantilever paddle system for the appropriate furnace tube. IBAL Butlers have been sold at prices between $35,000 and $50,000.

         The IBAL Queue provides a convenient staging area for the operator to place boats on a load station and automates the loading of those boats onto the IBAL Butler. IBAL Queue was first developed and offered for sale in the fourth quarter of 1993 and the first unit was shipped during the second quarter of fiscal 1994. The unit prices for the IBAL Queue range from $18,000 to $27,000.

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

         Diffusion Furnaces

         Through its wholly-owned subsidiary, Tempress Systems, Inc., the Company produces and sells horizontal diffusion furnace systems, which generally include a Tempress(R) load station, with the Tempress(R) trademark under the Amtech/Tempress name. These furnaces utilize existing industry technology for sale to customers who do not require the advanced automation of, or cannot incur the major expense of acquiring, vertical diffusion furnaces. While the major advantage of vertical diffusion furnaces is their susceptibility to increased automation, which decreases the degree of human intervention in the manufacturing process, the use of horizontal diffusion furnaces, with less automation, is more economical for larger size chips on smaller size silicon wafers. While industry forecasts indicate that overall market demand for horizontal diffusion furnaces will decline, the Company believes that a niche market will persist. Tempress(R) diffusion furnaces equipped with automation and one or more Atmoscans(R) have been sold in the range of $900,000.

         The Company has transitioned from being a distributor of horizontal diffusion furnaces substantially assembled by suppliers to being a manufacturer. The Company continues to acquire substantially all of the parts for furnaces from suppliers. This transition has resulted in an increase in both the number and variety of products offered by the Company and is part of a plan to expand its sales, marketing and manufacturing capabilities. The Company has expended substantial sums to acquire assets and to fund the start-up and operation of the horizontal diffusion furnace business. The Company acquired certain assets previously owned by a bankrupt company, Tempress B.V., located in The Netherlands. That business involved the development, manufacture and sale of a number of different products, including a horizontal diffusion furnace. The Company also acquired from the bankrupt estate the right to use the trade name "Tempress" in connection with such furnaces. The right to use the trade name "Tempress" is also held by three subsidiaries of the former Tempress B.V. in connection with the sale of other Tempress products and services unrelated to the horizontal diffusion furnace. The Company has hired a number of former Tempress technical and sales personnel to design, manufacture and sell its own furnace products under the "Tempress" name. The Company believes that the causes of the Tempress bankruptcy were related to the fact that Tempress was undercapitalized and that large expenditures were incurred in the development of other products, and was not related to the quality or reputation of the Tempress products. Accordingly, the Company believes that the diffusion furnace products designed by former Tempress product engineers and sold under the "Tempress" name are gaining acceptance in the Company's targeted market.

         There is, of course, no assurance of success in the Company's efforts to design and market horizontal diffusion furnace products. If the Company's efforts do not succeed, the Company may suffer significant losses. The Company's ability to carry out its plan is subject to risk, arising in part from the cyclical nature of the business. There is a further risk that, as is estimated by at least one market research firm, the installation of new horizontal diffusion furnaces will decrease at a faster rate than is estimated by the Company. In that case, the demand for and sales of the Company's horizontal diffusion furnaces may be below the Company's estimates, its revenue and possible earnings may not increase as expected and The Netherlands operation may incur significant losses.

Proposed New Products

         CVD Technology

         The Company has patented a certain invention relating to an improvement to the photo- assisted CVD process used in the manufacture of certain semiconductors. Management believes the invention may be of importance to the semiconductor manufacturing industry, and the Company is now having a research study conducted to determine the feasibility of developing semiconductor manufacturing equipment using this invention. A photo-assisted CVD process uses ultraviolet light to activate the deposition reactions rather than thermal heat or plasma energy, which are presently the common means in commercial CVD processing. Photo-assisted CVD processing is currently used for very expensive, low yield semiconductor applications for aerospace and other high cost uses. Management hopes that the Company's invention will make photo-assisted CVD processing practical for general commercial application in the industry. The photo-assisted CVD process is separate and distinct from the diffusion process in which the Company's existing products are used and its use is not limited to facilities equipped with horizontal diffusion furnaces as are the Company's existing products.

         A  photo-assisted  CVD  process  is  potentially   attractive  for  the
manufacture of semiconductors because it allows a less severe processing environment. First, photo-assisted CVD processes occur at lower temperatures, which reduces the risk of defects in the deposited materials. In this process, ultraviolet light is used as the energy source to effect the deposition of chemicals on the wafers. The photo-assisted CVD processes also avoid radiation damage which can occur with currently prevalent processes. Furthermore, photo-assisted CVD processes based on the Company's patented method may be more readily adaptable to the use of larger wafers (the silicon substrates from which semiconductor chips are made) than other CVD processes now in use. The trend in the industry is to the use of larger size wafers and smaller size chips.

         The Company has not determined whether a commercially feasible product can be developed from this technology. The Company has a Research Agreement with the Regents of the University of California ("University") whereunder a feasibility study is being undertaken by the University under the direction of Roger W. Anderson, Ph.D. It is anticipated that, if the results of the University study are favorable, the Company will design and develop specifications for an initial photo-assisted CVD device. The initial device is expected to have one "chamber,"containing a number of light pipes which are patented and a pedestal (called a susceptor) to hold wafers and would be sold to academic and industry research facilities. See

"Patents." If use by such facilities results in acceptance of the technology by the industry, the Company will attempt to develop a fully automatic multi-chamber, multi-wafer product for mass production of semiconductors. The automation (or robotic) components of the product are expected to be procured from other manufacturers.

         The Company's current plans for developing a saleable model of the proposed new photo CVD product are conceptual only. Detailed planning is expected to be done if, as and when the University study demonstrates the product's commercial feasibility. The development of first a research laboratory product and then an industrial product is expected to take a period of approximately two to three years.

         The total cost of the photo-assisted CVD product development effort is expected to be approximately $3,200,000, expended in stages over a two to three year period. All of the Company's plans and estimates are subject to significant uncertainties.

         Wafer Reclaiming Venture

         In November 1995, the Company entered into a joint venture agreement pursuant to which it acquired a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. Seil Semicon, Inc., intends to develop and operate a silicon test wafer reclaiming business. The Company had invested $425,000 in the venture. In September 1996, the Company reached an agreement to dispose of its interest in the joint venture. In accordance with the termination agreement, the Company received $478,000 as a return of its initial investment and reimbursement of certain direct and indirect expenses related to establishing and monitoring the joint venture. The Company estimated that additional costs during the start-up phase of Seil Semicon, as well as additional equipment required for operations, increased the total projected capital requirements by approximately $2.5 million over previously anticipated amounts. Under the existing ownership structure, the Company was the joint venture's primary source for these additional funds. Management concluded that increasing the Company's investment in the joint venture by $2-3 million without obtaining majority control was more risk than was appropriate for the Company.

Manufacturing

         The Company designs and purchases quartz and metal components of its products from competitive market sources and inspects and assembles them at its plant in Tempe, Arizona. Certain parts of the system are machined in the Company's own machine shop. There are currently no procurement problems being encountered nor are any such problems considered likely. The Company is conducting similar engineering, purchasing and assembly operations in the manufacture of its furnace line in a building owned and located in Heerde, Netherlands. If the proposed photo-assisted CVD product is developed, the Company plans to continue to do the engineering and purchasing and rely on suppliers for most parts and to assemble and do a small amount of machining work internally.

Order Backlog

         As of November 30, 1996, the Company's order backlog for semiconductor equipment was approximately $3,875,000 compared to approximately $4,980,000 at the same date in the previous year. The Company includes in its backlog all credit approved customer purchase orders. The Company anticipates that approximately $2,875,000 of its current backlog will be shipped in fiscal 1997 and the remaining $1,000,000 will be shipped in fiscal 1998. Orders in the backlog may be canceled by the customer upon payment of mutually acceptable cancellation charges. While the current backlog includes the orders of one customer to be shipped over two fiscal years, orders generally are shipped within three to six months of receipt. Accordingly, the backlog may not be a valid measure of revenue for a future period. In addition, a backlog does not provide any assurance that the Company will realize a profit from the order.

Engineering - Research and Development

         The Atmoscan(R), was acquired in 1983 through a licensing arrangement with its inventor, who was not employed by the Company. The other products were developed by Company personnel. The patented photo-assisted CVD technology was invented and patent rights assigned to the Company by an employee. The Company presently employs at its Tempe, Arizona plant, two engineers and four technicians. Product development in the past has been accomplished in an important part through cooperative efforts with a key customer and while there can be no assurance, such cooperation is expected to continue to be a significant element in the Company's future development efforts. It is anticipated that approximately five additional engineers and technicians will be required for the proposed new photo-assisted CVD product development effort.

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

         The Company has several United States patents on the Atmoscan(R) system, each reflecting an improvement to or modification of the previous patent. The two Japanese patents on the Atmoscan(R) cover the first two U.S. patents listed in the table, below.

         The Company has two United States patents on its photo-assisted CVD method, the second being an improvement on the first, and also has a Japanese patent pending on the photo-assisted CVD method.

         Other than certain patents on the IBAL automation, neither the IBAL, cantilever, load stations nor the diffusion furnace products are protected by patents.

         The following table shows the patents granted and the expiration date thereof and the patents pending for the Company's products in each of the countries listed below:

                                                              Expiration Date or
Product                       Country                         Pending Approval
-------                       -------                         ----------------

Atmoscan(R)                   United States                   July 10, 2001
Atmoscan(R)                   United States                   July 2, 2002
Atmoscan(R)                   United States                   August 30, 2005
Atmoscan(R)                   Korea                           May 30, 1999
Atmoscan(R)                   Japan                           June 1, 2004
Atmoscan(R)                   Japan                           July 18, 2005
Atmoscan(R)                   European Patent Community
                              - France                        July 18, 2004
                              - Germany                       July 18, 2004
                              - United Kingdom                July 18, 2004
                              - Italy                         July 18, 2004
                              - Netherlands                   July 18, 2004
IBAL Cantilever Trolley       United States                   Pending Approval
Photo CVD                     United States                   June 1, 2010
Photo CVD                     United States                   November 15, 2011
Photo CVD                     Japan                           Pending Approval


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

Sales and Marketing

         There are two components of the market for the Company's existing products, which consists of semiconductor manufacturers in the United States, Korea, Western Europe, Taiwan, Japan and recently the People's Republic of China and India. One component consists of customers who are installing new semiconductor manufacturing facilities. The other component consists of customers who wish to install new equipment systems in existing facilities. The Company's products have been sold in both components. The market for the Company's existing products is as described above. The Company intends to increase its share of that market by expanding trade of the horizontal diffusion furnace manufactured by the Company in its Netherlands facility and increasing its sales, marketing and manufacturing capabilities in Europe. This plan has and is expected to increase revenue not only through added sales of horizontal furnaces, but by making the other products more competitive by offering them as a part of a broader complement of products with greater capabilities. For example, the Company expects to generate increased sales of diffusion furnaces because it will offer them together with Atmoscan(R) and IBAL products. The Company also expects to obtain orders for its new horizontal diffusion furnace from former Tempress customers as well as customers in the United States, a large market that had not been effectively penetrated by Tempress in recent years.

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

         The Company markets its products by participation in trade shows, by direct customer contact by the Company's sales personnel (currently the President and two salesmen in the United States and two sales and marketing personnel located in the Netherlands) and through independent sales representatives and distributors. The Company is dependent on its President, J.S. Whang, for continuing relationships with certain key customers.

         During fiscal 1996, four customers accounted for 17%, 10%, 10% and 10%, respectively, of sales from continuing operations. No other customers accounted for 10% or more of sales. For a more complete analysis of significant equipment customers, see Note 6 of the Notes to Consolidated Financial Statements included herein (the "Financial Statements").

         There are presently eight independent sales representatives, each covering a specified geographical area on an exclusive basis. The areas now covered by representatives are the New England area, Northern Europe, Central Europe (including Germany), France, India, Italy, Korea, Taiwan, and the People's Republic of China. Representatives are paid a commission as specified from time to time in the Company's commission schedule, which at present is higher for complete units and lower for spare parts and accessories. Furthermore, a discount is allowed to a customer who is a manufacturer of diffusion furnaces.

         Upon the development of the proposed photo-assisted CVD product, the Company will seek initially to make sales to customers who have assisted and may continue to assist in further development. Such customers will probably be allowed a discount from published prices. Although marketing the new product, if it is successfully developed, will probably result in an increase in the number of marketing employees and in advertising and other marketing expense, the amount cannot now be predicted with any degree of accuracy.

         Semiconductor equipment sales generally fluctuate with the level of capital spending in the semiconductor industry. The semiconductor business is cyclical.

Competition

         The Company is not aware of any significant product which directly competes with the Atmoscan(R), however, there are several processing systems and various configurations of existing manufacturing products which provide advantages similar to those that the Company believes the Atmoscan(R) provides to semiconductor manufacturers. The Company believes that there are several products in the market which perform the same functions and which provide a more complete automation solution, but which are more complex and more expensive and require more clean room space than the IBAL automation products, IBAL Trolley, IBAL Butler and IBAL Queue. The IBAL products are intended for customers who do not require the more complex systems. Load stations are sold to customers that are upgrading their existing facilities with other products of the Company or as part of a larger equipment package to customers starting-up new facilities, as these load stations were specifically designed to accept the Company's products without further modification. Products competitive with the Company's load station are sold by several well-established firms, larger than the Company. The cantilever system is designed for easy assembly and disassembly to minimize down-time during maintenance. The Company's horizontal diffusion furnace systems are involved in intense global competition with the products of several larger, more recognized manufacturers. The Company expects to sell its horizontal diffusion furnaces to customers and maintain a competitive position by providing competitive prices and product support services designed for the customer's specific requirements. In addition, management believes that because its furnace systems are part of a broad product line, including Atmoscan(R) and IBAL products, they may have a competitive advantage by reducing customers' needs to deal with multiple vendors.

         Competition to be expected for the proposed photo-assisted CVD product cannot now be determined. It should be assumed, however, that others in the industry are in the process of developing new products and improving existing ones.

Employees

         The Company presently employs 48 people (including the corporate officers and 8 contract employees); 18 in manufacturing, 13 in engineering, 9 in administration, and 8 in sales positions. Of these, 26 are employed at the Company's offices and plant in Tempe, Arizona, and 22 at its facility in Heerde, The Netherlands.


           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                                AND EXPORT SALES

         The following table shows the amounts of revenue attributable to the Company's foreign sales for the past three fiscal years (the United States equipment sales being included in the table for comparison purposes). Foreign sales do not include sales to affiliates.

                             1996                     1995                     1994
                     ---------------------   ---------------------   --------------------
United States (1)     $3,314,007     (39%)    $2,462,852     (36%)    $2,472,176    (57%)
Far East (2)           3,014,213     (36%)     3,483,419     (51%)     1,136,432    (26%)
Europe (3)             1,767,803     (21%)       493,786      (7%)       222,376     (5%)
India                    317,982      (4%)       424,011      (6%)       500,095    (12%)
                      ----------    ------     ---------     -----     ---------   ------
Total                 $8,414,005    (100%)    $6,864,068    (100%)    $4,331,079   (100%)
                       =========     ====      =========     ====      =========    ====

----------

(1)  Includes sales in Canada, which are not material.
(2)  Includes  Korea,  Singapore,  Taiwan,  Japan and the  People's  Republic of
     China.
(3)  Includes sales in Israel, which are not material.

         For a further description of foreign sales, see Note 6 of the Notes to the Financial Statements included herein.


ITEM 2.           PROPERTIES

         The Company's semiconductor equipment business and corporate offices are located in 9,000 square feet of office and manufacturing space at its principal address. These facilities are leased at a current rate of $3,515 per month, on a triple net basis, for a term to expire on August 31, 1997.

         The Company also owns a 9,900 square foot building located in Heerde, The Netherlands. This facility is expected to provide adequate space for the Company's assembly operations for its furnace line for the foreseeable future.

         If the results of the University study (described above) are favorable and the Company commences a photo-assisted CVD product development effort, an additional 2,000 square feet will be required for a laboratory. That laboratory, together with the Company's existing plant facility will, the Company believes, be adequate through the first year of the development effort. If and when commercial production begins, an additional 10,000 square feet of space may be required. No difficulty is expected in obtaining any additional space at then prevailing rents. However, at some point it may become more efficient to have all U.S. operations in one facility.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any pending or threatened legal proceedings that it believes will have a material impact on the Company's business.


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

         The following table sets forth the range of the high and low sales price for the shares of the Company's common stock for each quarter of fiscal years 1996 and 1995 as reported by the NASDAQ SmallCap Market.

                  Quarter Ended                          High         Low
                  -------------                          ----         ---

Fiscal 1996:
------------

         December 31, 1995                              $4.44        $3.88
         March 31, 1996                                  4.31         3.50
         June 30, 1996                                   5.63         4.13
         September 30, 1996                              5.13         3.50

Fiscal 1995:
------------

         December 31, 1994                               2.38         1.69
         March 31, 1995                                  2.19         2.00
         June 30, 1995                                   4.69         2.06
         September 30, 1995                              4.63         3.63


Holders

         As of December 18, 1996, there were 1,463 shareholders of record of the Company's common stock.

Dividends

         The Company has never paid dividends. Its present policy is to apply cash to investment in product development, acquisitions or expansion; consequently, it does not expect to pay dividends within the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data set forth with respect to the Company's operations for each of the years in the three year period ended September 30, 1996 and with respect to the balance sheets at September 30, 1996 and 1995 are derived from audited financial statements that have been audited by Arthur
Andersen LLP, independent public accountants, which are included elsewhere in this Report and are qualified by reference to such financial statements. Data from the statements of operations for the fiscal years ended September 30, 1993 and 1992 and the balance sheet data at September 30, 1994, 1993 and 1992 are derived from financial statements not included in this Report. The selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's Financial Statements (and the related notes thereto) contained elsewhere in this Report.

                                                                       Fiscal Years Ended September 30,
                                          -------------------------------------------------------------------------------------
                                               1996               1995              1994               1993            1992
                                          ---------------   ----------------  -----------------  ----------------  ------------
Operating Data

From Continuing Operations:

 Revenues                                      $8,414,005       $6,864,068       $4,331,079        $4,087,886        $2,400,777

 Operating Profit(1)                              120,813           39,582        (172,648)           426,890         (744,814)

 Income (Loss) from
   Continuing Operations(1)                       197,591          171,053         (89,469)           302,390         (911,210)

Net Income (Loss)(1)(5)                          $508,683         $226,568          $94,004          $508,670      $(1,501,070)

Primary Earnings Per Share:(1)(2)(3)

  Continuing Operations (loss)                       $.05             $.04           $(.05)              $.15            $(.44)

  Net Income(5)                                      $.10             $.06             $.05              $.26            $(.73)

Balance Sheet Data

Cash and Short-term Investments                $4,458,337       $4,505,389       $1,080,976        $1,895,042        $  631,314

Working Capital                                 5,480,452        6,163,304        2,244,628         2,722,362         2,334,623

Total Assets                                    8,458,614        8,365,519        3,974,922         4,119,928         6,397,033

Total Current Liabilities                       1,568,994        1,363,291          852,103         1,091,113         3,725,888

Long-Term Debt                                    265,355                -                -                 -                 -

Accumulated Deficit                             (412,087)        (920,770)      (1,147,338)       (1,241,342)       (1,750,012)

Shareholders' Equity(2)(4)                      6,624,265        7,002,228        3,122,819         3,028,815         2,671,145

----------
(1) The results for the fiscal year 1996 and 1994 include $132,243 and $355,405, respectively, of expense for the University study described elsewhere herein.
(2) The results shown have been restated to reflect the two-for-one combination or "reverse split" of Common Stock which took place on June 4, 1993 and the two-for-one forward split which was effective March 29, 1996.

         Earnings per share for 1996 and 1995 reflect the sale of 2,415,000 shares in a secondary public offering completed December 22, 1994.
(3) The results shown would be the same if they were prepared on a fully-diluted basis, except that the net income per common share for the fiscal year ended September 30, 1993 would have been $.25.
(4) The decline in Shareholders' Equity in 1996 resulted from the Company's receipt of 196,034 shares of its Common Stock upon disposition of the stock of Echelon Services Company.
(5) The results for fiscal 1996 include a $284,335 gain on the disposal of discontinued operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996 and 1995, cash and cash equivalents amounted to $1,994,000 and $834,000, respectively. The fiscal 1996 increase in cash and cash equivalents of $1,160,000, or 139%, resulted from the $1,207,000 amount by which maturities of short-term investments exceeded purchases of such securities. The total of cash and short-term investments, a broader measure of short-term liquidity, decreased slightly, by $47,000, to $4,458,000 as of September 30, 1996, from $4,505,000 as of the prior year end.

         Working capital decreased by $683,000 to $5,480,000 from $6,163,000, a decrease of 11%, primarily as a result of the $425,000 investment in the Korean joint venture and the investment in land and building for the diffusion furnace operations in The Netherlands. See the Consolidated Statements of Cash Flows included herein. For the same reasons, the ratio of current assets to current liabilities decreased to 4.5:1 from 5.5:1. Cash and short-term investments comprise 52% of total assets and stockholders' equity accounts for 78% of total assets.

         Photo-assisted CVD (chemical vapor deposition) Project. During March 1994, the Company entered into a research and development contract with and paid $355,000 to the University of California at Santa Cruz (the "University"). The University has developed designs and specifications for and built a research model of a machine embodying the Company's patented photo-assisted CVD process and proven the feasibility of that process. Amtech entered into amendments of its research and development contract with the University during November 1995 and July 1996, which expand the Company's financial commitment by a total of $244,000 and extend the contract until the date on which the agreed upon work has been completed, which is expected to occur in the second or third quarter of fiscal 1997. As of September 30, 1996, the balance of this commitment was $112,000. The purpose of the amendments is to demonstrate the potential rate of deposition using newly developed light sources in various photo-assisted CVD processes and to investigate alternative process chemistries for the deposition of silicon oxide, silicon nitride and other materials. This work will assist the Company in estimating the size of the market before commencing the development of a model of the photo-assisted CVD reactor for research facilities at Amtech's plant.

         As this study progresses, management will assess the degree of success achieved and determine how the Company will proceed. If the photo-CVD feasibility study demonstrates the practical commercial application of the Company's patent, approximately $3,200,000 of liquidity and capital resources are expected to be expended over a two to three year period, probably beginning in the third quarter of fiscal 1997, in order to develop a commercial model of the photo-assisted CVD reactor at Amtech's facility. This expenditure is expected to be made in two stages: approximately $1,700,000 for the development of an initial product suitable for use in research facilities and approximately $1,500,000 for the development of a product for use in industrial production facilities. The funds from the cash and short-term investments on hand should be sufficient for these two stages of development. See --Acquisitions, below. However, these estimates do not include any amount for the expansion of facilities for the manufacture of a new photo-assisted CVD product designed for industrial production facilities or for a marketing campaign. Funds for that expansion, if any, are expected to be obtained from one or more sources of financing, such as the possible exercise of the outstanding redeemable common stock warrants, working capital loans from banks, a secondary public offering and internally generated cash flow from operations. There is no assurance of the availability or sufficiency of these or any other source of funding.

         In addition to photo-assisted CVD research, the Company expended $192,000 in fiscal 1996 on research and development for product improvement and development of complementary products. The Board of Directors has authorized the expenditure of up to $560,000 for such other research and development in fiscal 1997. These other research and development expenses will affect the Company's future operating results.

         Acquisitions. During fiscal 1996, the Company entered into a joint venture agreement pursuant to which it acquired a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The purpose of the joint venture was to develop and operate a silicon test wafer reclaiming business. After the end of the fiscal year, the joint venture was dissolved because management determined that increasing the Company's investment commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $478,000 during December 1996, pursuant to the termination agreement, which compensated the Company for its actual investment and expenses.

         Although management discontinued its participation in the Korean Joint Venture, the Company still intends to evaluate potential product or business acquisitions that may complement the Company's business. Based upon current acquisition criteria, such an acquisition could require $4 million or more of capital resources. The determination of the appropriateness of a potential acquisition would take into consideration many factors including, without limitation, the prospects for the planned photo-assisted CVD product line and the capital that would be required and available for that product line, the economic terms of the acquisition under review, and the potential synergy of the acquired business with the Company's existing business. There can be no assurance that the Company would have the capital resources to accomplish a desired acquisition.

RESULTS OF OPERATIONS

Fiscal 1996 compared to Fiscal 1995

Continuing Operations.

         The revenues of the semiconductor equipment business increased $1,550,000, or 23%, to $8,414,000 in fiscal 1996 from $6,864,000 in fiscal 1995.
The increase in revenues is due primarily to the 85% increase in the sales of Tempress horizontal diffusion furnaces and related after market parts resulting from continued growth of the manufacturing operations in The Netherlands. The net sales of the domestic operations' ATMOSCAN(R) and IBAL automation products were essentially unchanged in fiscal 1996 from the level achieved in fiscal 1995. Significant synergies have been achieved with the addition of the Tempress product line, as both the domestic and foreign operations have secured orders by having a broader line of products to offer, orders that might not otherwise have been obtainable.

         The Company is experiencing a slowdown in bookings due to increased caution in capital spending by the world's semiconductor producers, caused by rapidly declining prices for semiconductor chips and an oversupply of capacity for certain of those products, such as memory chips. As a result, industry analysts forecast a significant cyclical decline in the revenue of semiconductor production equipment suppliers in calendar year 1997. One industry survey indicates that the three (3) month moving average of orders booked by suppliers of front-end semiconductor production equipment was nearly 26% lower in the fourth quarter of fiscal 1996 than in the fourth quarter of fiscal 1995. Management believes that it is likely that the Company's domestic sales may decline consistent with the industry trend that develops. While The Netherlands operation may also experience a decline, management believes the significant number of requests for quotations indicates that the equipment buyers now consider Tempress as a viable equipment supplier.

         Gross profit was $2,897,000 for fiscal 1996 versus $2,305,000 for fiscal 1995, representing a 26% increase. The $592,000 increase in gross margin primarily results from the expansion of The Netherlands operations. Gross margin as a percentage of revenue was 34.4% in fiscal 1996 versus 33.6% in fiscal 1995, with the improvement being attributed to increased sales from The Netherlands' operations. Further increases in fixed costs are planned for fiscal 1997 as a result of expanding manufacturing capacity. Gross margins as a percentage of revenue are expected to decrease in fiscal 1997, because fixed manufacturing costs are anticipated to be higher and the Company's products facing the greatest price competition are expected to account for a greater percentage of consolidated revenue. Gross margins in absolute terms may be slightly higher, but only if revenues from the Tempress operations continue to increase.

         The selling, general and administrative costs were $352,000 (17%) higher in fiscal 1996 than in fiscal 1995. Costs associated directly with the relatively new operations in The Netherlands grew approximately 29%, thus accounting for 56% of the total increase. Corporate efforts to further penetrate the market with the entire product line on a world-wide basis, the development of new business opportunities and the write-off of certain doubtful accounts receivable accounted for most of the remaining increase in selling, general and administrative expenses. However, these costs declined from approximately 30% of revenues during fiscal 1995 to 28% in fiscal 1996.

         Relative to many technology businesses, the Company had made relatively small investments in product development prior to fiscal 1994. The Company increased research and product development expenditures in fiscal 1994 by $257,000 primarily through the expenditure of $355,000 for photo-assisted CVD research. During fiscal 1995, research and development costs consisted entirely of developing the new Tempress line of furnaces, an automated robot to load cantilever paddle systems, and product improvements. Since the 1994 photo-assisted CVD feasibility study continued through the end of fiscal 1995 without any further financial commitment, total research and development costs in fiscal 1995 were $180,000 lower than in fiscal 1994. Amtech entered into two amendments of its research and development contract with the University during fiscal 1996, which expanded the Company's financial commitment by a total of $244,000 and extended the contract until the date on which certain agreed upon work is completed, which is expected to occur in the second or third quarter of fiscal 1997. Approximately $132,000 of those funds were expended during fiscal 1996, which was the primary cause of the $93,000 increase in total research and development costs in fiscal 1996 compared to fiscal 1995.

         If the results of the photo-assisted CVD feasibility study are sufficiently encouraging, the next phase would be to develop a prototype model for use by research facilities to develop advanced processes for the manufacture of semiconductor devices. Depending on the actual timing and results of the final stage of the feasibility study being conducted by the University, future earnings may decline sharply due to the Company's intention to expend $3,200,000 on research and development over approximately a three year period in order to develop a commercial product based upon the Company's patented photo-assisted CVD technology. The increased research and development expenses anticipated for this project will affect the Company's future operating results.

         In addition to photo-assisted CVD research, the Company expended $192,000 in fiscal 1996 on research and development for product improvement and development of complementary products. The Board of Directors has authorized the expenditure of up to $560,000 for such other research and development in fiscal 1997. These other research and development expenses will affect the Company's future operating results.

         Operating profits were $121,000 in fiscal 1996, or 200% more than the $40,000 reported in fiscal 1995. The improvement in operating profit in fiscal 1996 reflects the expansion of The Netherlands operations, which has reached its break-even point.

         Income (loss) from continuing operations before income taxes includes operating income, discussed above, and net interest income, which was $5,000 higher in fiscal 1996, as compared to fiscal 1995. As a result of these items, the income from continuing operations before income taxes improved by $87,000, or 33%, to $348,000 in fiscal 1996.

         The income from continuing operations is $198,000, $.05 per share, for fiscal 1996, a 16% improvement over the income of $171,000, or $.04 per share, in fiscal 1995, after taking into consideration the income tax provision of $150,000 in fiscal 1996 and $90,000 in fiscal

1995. The effective tax rate for fiscal 1996 is higher than the statutory rate and the effective rate of the preceding year because the equity in the losses of the Korean joint venture are not deductible for U.S. income tax purposes. The income tax provision for fiscal 1995 approximates the statutory rate. See Note 4 to the consolidated financial statements for further details including an analysis of the differences between the statutory rate and the effective rate for fiscal 1996 and 1995.

         The Company's semiconductor equipment operation has been and will continue to be affected by industry trends. The use and market share of vertical furnaces is increasing throughout the industry on a worldwide basis particularly for the fabrication of leading edge semiconductor devices and is expected to increase in usage to an estimated 50% over the next several years. However, the Company believes that there will continue to be demand for horizontal diffusion furnaces, notwithstanding other advantages of vertical systems (e.g. reduced contamination and the capability to produce more sophisticated semiconductors more efficiently), because for all but mass production runs of small chips on larger wafers there is a higher through-put in horizontal furnaces as compared to vertical furnaces. Also, the Company's products may be used to upgrade, retro-fit or replace existing horizontal furnaces in order to extend their useful lives or otherwise avoid the necessity for the customer to acquire more expensive vertical furnaces. Horizonal furnaces are also sold for use in new facilities that do not require vertical furnaces for the particular process. Another important factor is the growth of semiconductor manufacturing using the less capital intensive horizontal diffusion furnaces in the Peoples Republic of China, where the Company made its first sale in fiscal 1994, and other less developed areas, which could further prolong the commercial life of the Company's existing products.

         However, the market for the Company's products remains a small niche market. Thus future revenues are and will continue to be dependent upon continued introduction of new products, such as IBAL automation products, or improved versions of products that exist in the market, such as the Tempress(R) horizontal diffusion furnaces and "clean room" load stations. The Company intends to pursue both types of product introductions. Product or business acquisitions may also be a part of the Company's strategy for growth. The Company's long range plans include developing, if feasible, a new product based on its patented photo-assisted CVD technology.

Discontinued Operations

         In October 1995, the Board of Directors decided to concentrate on the Company's core semiconductor equipment operations and discontinue the technical contract personnel business. That discontinued operation produced income before income taxes of $52,000 and $86,000 for fiscal 1996 and fiscal 1995, respectively. Income taxes for fiscal 1996 and fiscal 1995 were $25,000 and $30,000, respectively, resulting in income from discontinued operations of $27,000 in fiscal 1996 and $56,000 in fiscal 1995. The decline in income is due to the fact that Amtech System, Inc. owned this operation for one quarter of fiscal 1996, compared to a full year in fiscal 1995. The effective tax rate in fiscal 1996 is higher than the statutory rate because of state income taxes, including the settlement of disputed taxes related to prior years.

         Effective December 29, 1995, the Company exchanged all of its ownership interest in the common stock of Echelon Service Company ("Echelon"), the only remaining operation in the technical contract personnel line of business, for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $284,000.

Total Company

         As a result of the gain on the disposal of discontinued operations, net income increased $282,000 to $509,000, or $.10 per share, in fiscal 1996 from $227,000, or $.06 per share, in fiscal 1995.

         As of November 30, 1996 , the Company's order backlog for semiconductor equipment was approximately $3,875,000 compared to $4,980,000 as of the same date of the previous year. The decrease in the order backlog is primarily due to the slowdown in bookings due to heightened caution in capital spending by semiconductor producers. Also, while there are exceptions, orders generally are shipped within six months of receipt. Therefore, growth in equipment sales and income from continuing operations will largely depend on the timing of the receipt of new orders. Another factor that could significantly affect profitability is the amount of research and development expenses incurred for the development of improvements to existing products, new products and a model of the photo-assisted CVD product designed for use in research facilities.

Fiscal 1995 compared to Fiscal 1994

Continuing Operations.

         The revenues of the semiconductor equipment business increased $2,533,000, or 58%, to $6,864,000 in fiscal 1995 from $4,331,000 in fiscal 1994.
The improvement in revenues was due primarily to the $1,811,000 of fiscal 1995 sales of Tempress horizontal diffusion furnaces and related after market parts resulting from the start-up of manufacturing in the Netherlands. Net revenues of the domestic operations were 17% higher in fiscal 1995 than in fiscal 1994, due to continued expansion in the demand by semiconductor manufacturers for production equipment and upgrades.

         The gross profit of this segment was $2,305,000 for fiscal 1995 versus $1,561,000 for fiscal 1994, representing a 48% increase. The $744,000 increase in gross margin primarily results from the start-up of the Netherlands operation ($433,000), volume increases in existing product lines ($260,000), and a reduction in the material content as a percentage of sales due to a favorable product mix and increased use of lower cost parts manufactured in-house rather than purchased from others ($153,000). These increases in gross margin were partially offset by increases in manufacturing overhead expenses and a decline in the revenue and earnings derived from the sale of products manufactured by third-parties. Gross margin as a percentage of revenue was 34% in fiscal 1995 versus 36% in the fiscal 1994, with the decline primarily being attributed to the higher fixed costs in relation to sales associated with the start-up operation in the Netherlands.

         The selling, general and administrative costs were $712,000 (54%) higher in fiscal 1995 as compared to fiscal 1994. The higher costs are almost entirely associated with the new operations in the Netherlands. However, selling, general and administrative costs remained at approximately 30% of revenues during both fiscal 1994 and 1995.

         The Company increased research and product development expenditures in fiscal 1994 as compared to fiscal 1993 by $257,000 primarily through the expenditure of $355,405 for the University study to demonstrate the practical application of the Company's patented photo- assisted chemical vapor deposition ("CVD") process. During fiscal 1995, research and development costs consisted entirely of developing the new Tempress line of furnaces, an automated robot to load cantilever paddle systems, and product improvements. Since the 1994 feasibility study continued through the end of fiscal 1995 without any further financial commitment required, total research and development costs in fiscal 1995 were $180,000 lower than in fiscal 1994.

         Operating profits were $40,000 in fiscal 1995, as compared to an operating loss of $173,000 in fiscal 1994, an improvement of $213,000. During 1994 and 1995 the Company committed significant capital to the future growth of this segment; $336,000 in the start-up losses of the Netherlands operation in fiscal 1995 and $355,405 for the photo-assisted CVD feasibility study in fiscal 1994. The improvement of this segment's operating profit for the two years reflects the expansion of the domestic operations, including increases in revenue, 17%, gross margin, 19%, and operating profit after excluding the 1994 photo-assisted CVD study, 105%.

Income From Continuing Operations

         Income (loss) from continuing operations before income taxes includes the operating income, discussed above, and net interest income, which increased in fiscal 1995 by $213,000 and $166,000, respectively, as compared to fiscal 1994. The growth in net interest income is due to the investment of $3,328,000 of the $3,623,000 received from the public offering. As a result of these items, the income from continuing operations before income taxes improved by $378,000, to $261,000 in fiscal 1995, from a loss of $117,000 in fiscal 1994.

         The income from continuing operations is $171,000 for fiscal 1995, an improvement of $260,000 from the loss of $89,000 in fiscal 1994, after taking into consideration the income tax provision of $90,000 in fiscal 1995 and the income tax benefit of $28,000 in fiscal 1994. The income tax provision for fiscal 1995 approximates the statutory rate. See Note 3 to the consolidated financial statements for further details, including an analysis of the differences between the statutory rate and the actual effective rate for fiscal 1994.

Discontinued Operations.

         Discontinued operations produced income before income taxes of $86,000 and $223,000 for fiscal 1995 and fiscal 1994, respectively. Income taxes for fiscal 1995 and fiscal 1994 were $30,000 and $40,000, respectively, resulting in income from discontinued operations of $56,000 in fiscal 1995 and $183,000 in fiscal 1994. The decline in the income from discontinued operations resulted from reductions in requirements of technical contract personnel by the largest customer of those discontinued operations.

Although the income tax provision associated with this segment approximates the statutory rate in fiscal 1995, it is substantially lower in fiscal 1994 due to the resolution of previous uncertainties.

Total Company

         As a result of all of the above factors, net income for fiscal 1995 was $227,000, or $.06 per share, including $.04 per share from continuing operations, as compared to $94,000, or $.05 per share, net of a loss of $.05 per share from continuing operations, in fiscal 1994.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant further reductions in demand or rescheduling of customer purchase orders that have occurred recently due to equipment buyers' caution resulting from declining prices for semiconductor chips, (c) that the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) that competitive conditions within the Company's markets will not change materially or adversely, (e) that the Company efforts to integrate its Tempress subsidiary in The Netherlands will continue to progress, (f) that the costs of developing the diffusion furnace controller will not materially exceed estimates and that there will be sufficient cost saving and product demand to justify the development costs, (g) that the Company will retain and when needed add to its ranks key technical and management personnel, (h) that business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (i) that the Company's forecasts will accurately anticipate market demand, (j) that there will be no material adverse changes in the Company's existing operations or business, (k) that the cost and time necessary to complete its photo-assisted CVD feasibility study will not again significantly exceed the Company's projections, and that should the Company proceed to the product development stage, the cost of development will not significantly exceed the Company's projections, (l) the Company will be able to obtain sufficient funding to increase its capital resources by the amount used in business or product acquisitions, if any, and to expand its manufacturing facilities and production capacity in order to produce and ship photo-assisted CVD products, and (m) the post-development start-up losses of a photo-assisted CVD product line, if any, will be manageable, and there will be sufficient demand for the photo-assisted CVD products to recover the related development and start-up costs. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.................................... F-1

Financial Statements -


   Consolidated Balance Sheets
   September 30, 1996 and 1995.............................................. F-2

   Consolidated Statements of Operations for
   the years ended September 30, 1996, 1995 and 1994........................ F-3

   Consolidated Statements of Stockholders'
   Investment for the years ended September 30,
   1996, 1995 and 1994...................................................... F-4

   Consolidated Statements of Cash Flows for
   the years ended September 30, 1996, 1995 and 1994........................ F-5

   Notes to Consolidated Financial Statements
   - September 30, 1996, 1995 and 1994...................................... F-7

   Financial Statement Schedule for the years ended
     September 30, 1996, 1995 and 1994:

   Schedule II - Valuation and Qualifying Accounts.......................... S-1


         All Schedules, other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To AMTECH SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of AMTECH SYSTEMS, INC. (an Arizona corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTECH SYSTEMS, INC. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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

                                              Arthur Andersen LLP


Phoenix, Arizona,
 December 9, 1996.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995

                                                                                         1996                      1995
                                                                                       ----------              ----------
                                                          ASSETS
                                                          ------
CURRENT ASSETS:
  Cash and equivalents (Note 2)                                                        $1,994,217              $  833,820
  Short-term investments (Note 2)                                                       2,464,120               3,671,569
  Accounts receivable, less allowance for doubtful
    accounts of $90,000 in 1996 and $80,000 in 1995                                     1,581,973               2,286,743
  Inventories (Note 2)                                                                    739,201                 524,071
  Deferred income taxes (Notes 2 and 4)                                                   223,000                 165,000
  Prepaid expenses                                                                         46,935                  45,392
                                                                                       ----------              ----------
          Total current assets                                                          7,049,446               7,526,595
                                                                                       ----------              ----------
PROPERTY, PLANT AND EQUIPMENT (Note 2):
  Land, building and leasehold improvements (Note 5)                                      535,104                 162,404
  Equipment and machinery                                                                 432,435                 333,971
  Furniture and fixtures                                                                  608,972                 652,607
                                                                                       ----------              ----------
                                                                                        1,576,511               1,148,982
  Less- Accumulated depreciation and amortization                                         600,180                 499,184
                                                                                       ----------              ----------
                                                                                          976,331                 649,798
                                                                                       ----------              ----------
PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, at amortized cost (Notes 2 and 11)                                              -                      85,315
                                                                                       ----------              ----------
OTHER ASSETS (Note 3)                                                                     432,837                 103,811
                                                                                       ----------              ----------
                                                                                       $8,458,614              $8,365,519
                                                                                       ==========              ==========

                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                         ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                     $  652,771              $  528,322
  Accrued liabilities:
    Compensation and related taxes                                                        442,785                 373,383
    Warranty and installation expenses                                                    185,450                 116,347
    Other accrued liabilities                                                             143,988                 120,239
  Income taxes payable (Notes 2 and 4)                                                    144,000                 225,000
                                                                                       ----------              ----------
          Total current liabilities                                                     1,568,994               1,363,291
                                                                                       ----------              ----------
LONG-TERM DEBT (Note 5)                                                                   265,355                   -
                                                                                       ----------              ----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, and 10)

STOCKHOLDERS' INVESTMENT (Notes 9 and 11):
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                                             -                       -
  Common stock; $.01 par value; 100,000,000 shares authorized;
    4,109,668 (4,305,702 in 1995) shares issued and outstanding                            41,097                  43,057
  Additional paid-in capital                                                            7,043,803               7,850,482
  Cumulative foreign currency translation adjustment                                      (48,548)                 29,459
  Accumulated deficit                                                                    (412,087)               (920,770)
                                                                                       ----------              ----------
          Total stockholders' investment                                                6,624,265               7,002,228
                                                                                       ----------              ----------
                                                                                       $8,458,614              $8,365,519
                                                                                       ==========              ==========

      The accompanying notes are an integral part of these Balance Sheets.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended September 30, 1996, 1995 and 1994

                                                           1996          1995          1994
                                                       -----------   -----------   -----------
Net product sales (Note 6)                             $ 8,414,005   $ 6,864,068   $ 4,331,079
Cost of product sales                                    5,516,936     4,558,675     2,770,039
                                                       -----------   -----------   -----------
       Gross margin                                      2,897,069     2,305,393     1,561,040

Selling and general                                      2,386,466     2,034,027     1,321,710
Equity in losses of Korean joint venture (Note 3)           65,063          --            --
Photo-CVD project (Notes 2 and 10)                         132,243          --         355,405
Other research and development (Note 2)                    192,484       231,784        56,573
                                                       -----------   -----------   -----------
       Operating profit                                    120,813        39,582      (172,648)

Interest income-net                                        226,778       221,471        55,179
                                                       -----------   -----------   -----------
Income (loss) from continuing
   operations before income taxes                          347,591       261,053      (117,469)
Income tax provision (benefit) (Notes 2 and 4)             150,000        90,000       (28,000)
                                                       -----------   -----------   -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   197,591       171,053       (89,469)
                                                       -----------   -----------   -----------


DISCONTINUED OPERATIONS:
------------------------
Income From Discontinued Operations (Note 11)               26,757        55,515       183,473
Gain on Disposal of Echelon (Notes 4 and 11)               284,335          --            --
                                                       -----------   -----------   -----------
                                                           311,092        55,515       183,473
                                                       -----------   -----------   -----------

NET INCOME                                             $   508,683   $   226,568   $    94,004
                                                       ===========   ===========   ===========




PRIMARY EARNING PER SHARE (Notes 2 and 9):
  Income (Loss) From Continuing Operations             $       .05   $       .04   $      (.05)
  Net Income                                           $       .10   $       .06   $       .05




FULLY DILUTED EARNING PER SHARE (Notes 2 and 9):
  Income (Loss) From Continuing Operations             $       .05   $       .04   $      (.05)
  Net Income                                           $       .10   $       .06   $       .05

 The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              For The Years Ended September 30, 1996, 1995 and 1994




                                                                                  Cumulative
                                        Common Stock                               Foreign
                                ---------------------------     Additional         Currency                               Total
                                  Number                         Paid-In          Translation      Accumulated        Stockholders'
                                 of Shares        Amount         Capital          Adjustment         Deficit            Investment
                                ----------      -----------     -----------       -----------     ------------        -------------
BALANCE AT
 SEPTEMBER 30, 1993              1,890,702      $    18,907      $4,251,250       $   -            $(1,241,342)       $3,028,815
  Net income                       -                -               -                 -                 94,004            94,004
                                ----------      -----------      ----------       -----------     ------------        -----------

BALANCE AT
 SEPTEMBER 30, 1994              1,890,702           18,907       4,251,250           -             (1,147,338)        3,122,819
  Net income                       -                -               -                 -                226,568           226,568
  Secondary Public
   Offering-Note 9               2,415,000           24,150       3,599,232           -                -               3,623,382
  Translation adjustment           -                -               -                  29,459          -                  29,459
                                ----------      -----------      ----------       -----------     ------------        -----------

BALANCE AT
 SEPTEMBER 30, 1995              4,305,702           43,057       7,850,482            29,459         (920,770)        7,002,228
  Net income                       -                -               -                 -                508,683           508,683
  Shares returned upon
   disposition of Echelon         (196,034)          (1,960)       (806,679)          -                -                (808,639)
  Translation adjustment           -                -               -                 (78,007)         -                 (78,007)
                                ----------      -----------      ----------       -----------     ------------        -----------

BALANCE AT
 SEPTEMBER 30, 1996              4,109,668      $    41,097      $7,043,803       $   (48,548)    $   (412,087)       $6,624,265
                                ==========      ===========      ==========       ===========     ============        ==========

 The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended September 30, 1996, 1995 and 1994

                                                              1996           1995           1994
                                                           -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                               $   508,683    $   226,568    $    94,004
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                            179,289        144,085         69,395
      Inventory and accounts receivable write-offs              91,085         80,428         34,804
      Gain on sale of discontinued operations                 (284,335)           --             --
      Loss (gain) on sale or retirement of assets               (1,950)        31,398          1,314
      Equity in losses of unconsolidated Korean venture         65,063           --             --
      Deferred tax benefit                                     (70,000)       (36,000)       (19,000)
  Decreases (increases) in operating assets:
      Accounts receivable                                      212,067       (762,669)        63,525
      Inventories, prepaids and other assets                  (284,872)       (73,893)      (388,305)
  Increases (decreases) in operating liabilities:
      Accounts payable                                         160,152        223,091       (101,387)
      Accrued liabilities                                      254,814        123,063         22,377
      Income taxes payable                                     (81,000)       150,000       (160,000)
                                                           -----------    -----------    -----------
  Net Cash Provided (Used) By Operating Activities             748,996        106,071       (383,273)
                                                           -----------    -----------    -----------

INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments - net     1,207,449     (3,327,577)       549,285
  Investment in unconsolidated Korean joint venture           (425,000)          --             --
  Proceeds from sale of assets                                  28,983         19,591         45,342
  Purchases of property, plant and equipment                  (541,919)      (328,257)      (476,135)
  Cash distributed in disposal of Echelon                     (109,698)          --             --
                                                           -----------    -----------    -----------
    Net Cash Provided (Used) By Investing Activities           159,815     (3,636,243)       118,492
                                                           -----------    -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds from public offering (Note 9)                      --        3,623,382           --
  Proceeds from a mortgage loan                                291,947           --             --
  Principal payments on mortgage loan                           (3,650)          --             --
                                                           -----------    -----------    -----------
    Net Cash Provided By Financing Activities                  288,297      3,623,382           --
                                                           -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                (36,711)         3,626           --
                                                           -----------    -----------    -----------

CASH AND EQUIVALENTS (Note 2):
  Net increase (decrease)                                    1,160,397         96,836       (264,781)
  Beginning of year                                            833,820        736,984      1,001,765
                                                           -----------    -----------    -----------

END OF YEAR CASH AND EQUIVALENTS                           $ 1,994,217    $   833,820    $   736,984
                                                           ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                  1996         1995       1994
                                                --------   ----------   --------



SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                    $  5,376   $     --     $   --
    Income taxes, net of refunds                 327,000        6,000    191,000







SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Value received in the form of the
     Company's $.01 par value Common
     Stock in exchange for the net assets
     of Echelon Service Company (Note 11)       $808,639   $     --     $   --

 The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For The Years Ended September 30, 1996, 1995 and 1994


(1)  NATURE OF OPERATIONS:

  Amtech Systems, Inc., based in the United States, and Tempress Systems, Inc., a wholly-owned subsidiary created in September 1994, and based in the Netherlands, comprise the "Company". The Company engineers, assembles and sells equipment used in certain thermal processes of manufacturing semiconductors. This equipment is sold to semiconductor manufacturers world-wide, particularly in the United States, Korea, and The Netherlands. See Note 11 regarding discontinued operations.

  The Company serves a niche market in an industry which experiences rapid technological advances and which in the past has been very cyclical. Therefore, the Company's future profitability and growth depend on its ability to develop or acquire and market profitable new products and its success in adapting to future cyclical trends.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation - The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly owned subsidiaries, including Echelon Service Company, Note 11, through the date of its disposition. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition - Revenue is recognized on the accrual basis when the product is shipped and title passes to the customers.

  Cash Equivalents and Short-term Investments - Cash equivalents and short-term investments consist of time certificates of deposit and U.S. treasury bills. The Company considers certificates of deposit and treasury bills and the cash flows from them to be cash equivalents if their maturity is 90 days or less from purchase. Investments maturing in over 90 days are considered to be "available-for-sale" (as defined by the Statement of Financial Accounting Standards (SFAS) No. 115) and are recorded at fair value, which approximates cost.


  Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory as of September 30, 1996 and 1995 are as follows:

                                                      1996                1995
                                                    --------            --------
Purchased parts                                     $527,321            $323,215
Work-in-progress                                     211,880             181,855
Finished goods                                          --                19,001
                                                    --------            --------
                                                    $739,201            $524,071
                                                    ========            ========

  Property, Plant and Equipment - Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts and any gain or loss is recognized.

  Depreciation is computed using the straight-line method. Useful lives for equipment, machinery, and leasehold improvements are from three to five years; for furniture and fixtures from five to ten years; and for buildings twenty years.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Property, Plant and Equipment (continued)
  In  fiscal  1996,  the  Company  adopted  SFAS No.  121,  "Accounting  for the
Impairment of long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized. Adoption of this Standard did not have a material effect on the Company's financial position or results of operations.

  Purchase Price in Excess of Net Assets Acquired - The purchase price in excess of net assets acquired, commonly referred to as goodwill, is being amortized over periods of five to twenty years using the straight-line method.

  Research and Development Expenses - The Company expenses product development costs as they are incurred. The Company incurred approximately $325,000 in 1996, $232,000 in 1995, and $412,000 in 1994, of expenses related to research of photo-assisted CVD (chemical vapor deposition) equipment and process, the development of diffusion furnaces, and the improvement of Atmoscan (Note 8) and other products.

  Foreign Currency Transactions and Translation - Income from continuing operations includes gains from foreign currency transactions of $56,000 in 1996 and $11,000 in 1995. There were no material foreign currency transactions prior to 1995. The functional currency of Tempress Systems, Inc. is the Netherlands guilder.

  Income Taxes - The Company files consolidated federal income tax returns and computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax law. See Notes 4 and 11.

  Income (Loss) Per Common Share - Primary and fully diluted earnings per share in 1996 and 1995 are computed using the modified treasury stock method, because the number of warrants and options exceed 20% of the common shares outstanding at year-end. For fiscal 1994, primary earnings per common share are computed based on weighted average common and common equivalent shares outstanding determined using the treasury stock method. For fully diluted earnings per share, the number of common equivalent shares used has been calculated assuming that dilutive options were outstanding the full year and that based upon the year-end stock price fewer shares could have been repurchased. The weighted average shares outstanding for the purposes of calculating primary earnings per share were 6,341,027, 3,802,853 and 1,929,084 for 1996, 1995 and 1994,
respectively. The average outstanding shares for the calculation of fully diluted earnings per share were not materially different. The weighted average shares outstanding for 1996 includes 2,165,299 shares currently issuable upon exercise of the warrants and stock options because they are dilutive.

  Accounting for Stock-Based Compensation - This new accounting pronouncement, SFAS No. 123, must be adopted by the Company in fiscal 1997. As permitted by SFAS No. 123, the Company will continue to account for transactions with its directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Companies which choose this alternative method are required to disclose the pro forma effects on earnings and earnings per share as if the effects of stock based compensation had been accounted for in the financial statements. Management has not yet calculated the effects of those pro forma adjustments.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.


  Fair Value of Financial Instruments - The carrying values of the Company's current assets and current liabilities approximate fair value due to the short term in which these instruments mature. The carrying value of the Company's long-term debt approximates fair value because the interest rate of the mortgage note payable (Note 5) approximates prevailing interest rates for similar debt instruments.

  Reclassifications - Certain reclassifications have been made to the 1994 and 1995 amounts to conform to the 1996 presentation.

(3) KOREAN JOINT VENTURE:

  In the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which the Company received a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. (the "JVC") in return for a commitment to invest $500,000 in cash. The joint venturers planned to operate a silicon test wafer reclaiming business in Korea through Seil Semicon, Inc., which remains in the start-up phase. Pursuant to that agreement, the Company invested $425,000 and expensed $65,000 of that amount as its share of the start-up losses. The joint venture succeeded in acquiring real property for construction of the reclamation facility and in securing $3 million in third party financing. However, a review during the fourth quarter of fiscal 1996 revealed that the increases in the JVC's anticipated costs during the start-up phase and the cost of additional equipment required for the operation had expanded the total projected capital requirements by $2,500,000. After the end of the fiscal year, the Company's financial relationship with the joint venture was terminated because management determined that raising the Company's investment commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $478,000 during December 1996, pursuant to the termination agreement, which reimbursed the Company's actual investment and expenses. As of September 30, 1996, the $360,000 carrying value of the investment in the JVC was included in other assets.

(4)  INCOME TAXES:

  The provision for (benefit from) income taxes on continuing operations consists of:

                                  1996               1995                1994
                                ---------          ---------          ---------
Current-
 Federal                        $ 212,000          $ 130,000          $ (13,000)
 State                              8,000              2,000               --
                                ---------          ---------          ---------
                                  220,000            132,000            (13,000)
                                ---------          ---------          ---------
Deferred-
 Federal                          (70,000)           (42,000)           (15,000)
 State                               --                 --                 --
                                ---------          ---------          ---------
                                  (70,000)           (42,000)           (15,000)
                                ---------          ---------          ---------
                                $ 150,000          $  90,000          $ (28,000)
                                =========          =========          =========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(4)  INCOME TAXES - (continued)

  The provision for income taxes on continuing operations is different than the amount which would be computed by applying the United States corporate income tax rate to the income before income taxes. The differences are summarized as follows:

                                                         1996         1995         1994
                                                       ---------    ---------    ---------
Tax provision at the statutory rate                    $ 118,000    $  89,000    $ (40,000)
Effect of amortization of goodwill and other
  expenses not deductible for tax reporting purposes       3,000       13,000       10,000
State tax provision                                       28,000       54,000       (4,000)
Research & development credit                               --           --        (27,000)
Change in valuation allowance                            (20,000)     (52,000)       4,000
Other items                                               21,000      (14,000)      29,000
                                                       ---------    ---------    ---------
Actual tax provision                                   $ 150,000    $  90,000    $ (28,000)
                                                       =========    =========    =========


  The components of deferred taxes as of September 30, 1996 and 1995 are as follows:

                                                    1996         1995
                                                 ---------    ---------
Allowance for doubtful accounts                  $  38,000    $  32,000
Uniform capitalization of inventory costs           43,000       34,000
Inventory write-downs not currently deductible      45,000       38,000
Book vs. tax depreciation                          (24,000)        --
State net operating loss carryforwards               2,000       42,000
Liabilities not currently deductible               177,000       97,000
Valuation allowance                                (58,000)     (78,000)
                                                 ---------    ---------
                                                 $ 223,000    $ 165,000
                                                 =========    =========


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

  See Note 11 regarding the income tax treatment of the gain on the disposal of discontinued operations.

(5)  LONG-TERM DEBT

  Long-term debt consists of a twenty (20) year mortgage secured by the Company's land and building located in The Netherlands and a construction deposit for remodeling the building. The collateral has a carrying value of $403,000. Principal is payable in The Netherlands guilder in 240 equal monthly payments. Principal payments are $14,000 for each of the next five years, with the payments for 1997 being included with accounts payable as of September 30, 1996. Interest for the first five years is fixed at 6.95%, after which the rate will be adjusted to the prevailing market rate. During the five year fixed interest period there is a penalty for prepayment of the loan.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(6)  MAJOR CUSTOMERS AND FOREIGN SALES:

  The Company had major customers which account for more than 10% of sales as follows:

                                        1996             1995           1994
                                    -----------      -----------    -----------
                                        17%              28%            18%
                                        10%              11%            14%
                                        10%               -             11%
                                        10%               -              -
                                    -----------      -----------    -----------
                                        47%              39%            43%
                                    ===========      ===========    ===========

  The individual line items above do not reflect the same customers in each year. As of September 30, 1996, receivables from three customers comprise 50% of accounts receivable, representing a concentration of credit risk as defined by SFAS No. 105.

  The Company's sales were to the following geographic regions:

                                                   1996       1995       1994
                                                 --------   --------   --------
  United States (including 1% or less to Canada)    39%        36%        57%
  Far East (Korea, People's Republic of China,
   Taiwan, Japan, and Singapore)                    36%        51%        26%
  Europe (including Israel)                         21%         7%         5%
  India                                              4%         6%        12%
                                                 --------   --------   --------
                                                   100%       100%       100%
                                                 ========   ========   ========


(7)  LEASES:

  The  Company  leases  buildings,   vehicles  and  equipment.   Minimum  rental
commitments under noncancellable operating leases, all of which expire in the next three years, are as follows as of September 30, 1996:

                                                   1997      $ 69,000
                                                   1998        23,000
                                                   1999        10,000
                                                             --------
                                                             $102,000
                                                             ========

  Rental expense related to continuing  operations,  net of sublease income, for
1996,  1995  and  1994  was   approximately   $108,000,   $76,000  and  $50,000,
respectively.


(8)  PROPRIETARY PRODUCT RIGHTS:

  The Company acquired the proprietary product rights to Atmoscan in 1983, which provides an improved method for the automatic loading of silicon wafers into diffusion furnaces. The Company has agreed to pay the inventor royalties for 17 years until November 22, 2000. From the first quarter of fiscal 1994 through the year 2000, royalties on sales of complete units of the product are 4% and 2% on any spare parts. Royalty expense included in cost of product sales of the semiconductor equipment segment totaled approximately $47,000, $49,000 and $63,000 in 1996, 1995 and 1994, respectively.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(9)  STOCKHOLDERS' INVESTMENT AND STOCK OPTIONS:

  Effective with the close of business on March 29, 1996, each share of the $.01 par value common stock of the Company was split into two shares. All shares and per share amounts have been restated to give effect for this two for one forward stock split.

  On December 22, 1994, the Company completed a secondary public offering of 2,415,000 shares of its $.01 par value common stock and redeemable warrants for an equal number of shares. The sale was in the form of units which were comprised of six (6) shares and three (3) redeemable warrants each, and which were sold to the public at a price of $11.25 per unit. The gross proceeds from the public sale amounted to $4,528,125. The net proceeds to the Company, after deducting all expenses of the offering, were $3,623,382.

  Each redeemable warrant issued in the offering entitles the holder to acquire two shares of the Company's $.01 par value common stock at an exercise price of $2.75 per share at any time prior to the December 15, 1999 expiration date. The redeemable warrants are subject to the Company's right of redemption, under certain circumstances, at $.05 each during the period in which they are exercisable. In connection with the public offering, the Company also sold the underwriting group a warrant ("underwriter's warrant") entitling the group to purchase 35,000 units at a per unit price of $13.50 during the four year period ending December 15, 1999. In summary, the total number of shares of $.01 par value common stock issuable under the underwriter's warrant and the redeemable warrants are 210,000 at a per share price of $2.25 and 2,625,000 at a per share price of $2.75, respectively.

  The Board has reserved 93,000 shares of common stock for use by the 1983 Incentive Stock Option Plan, which is now expired, 40,000 shares under Director Stock Purchase Agreements, 200,000 shares for the Non- Employee Directors Stock Option Plan and 320,000 shares to be used jointly by the Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan, for a total 653,000 shares so reserved. Incentive stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date the option was granted. Incentive stock option grants expire no later than 10 years from the date of grant, with the most recent grant expiring October 15, 2002. Under the terms of the 1995 Stock Option Plan, nonqualified options may also be issued. As of September 30, 1996, no options have been granted under the 1995 Stock Option Plan.

  The following is a summary of outstanding stock options, 81,000 of which are exercisable, as of September 30, 1996:

                                        Number of         Exercise           Expiration
  Nature of Options                       Shares           Price                Date
  -------------------                   ---------       ------------       ----------------
  Directors' options                      40,000         $1.06-$2.23         90 days after
                                                                              termination
  Incentive Stock Option Plan-
    President                             15,000                1.76            1996-1998
    Other employees                       78,000            .63-1.13            1997-2003
                                         -------
                                         133,000
                                         =======

  The Board of Directors adopted the 1995 Stock Bonus Plan under which grants to employees for 46,500 shares remain outstanding as of September 30, 1996. Under the terms of those grants, the employees have or will in fiscal 1996, 1997, 1998 and 1999, vest in regards to 15,100, 14,600, 14,800 and 2,000 shares, respectively. The grants also provide limited tax protection in the form of a cash bonus in the amount of 40% of the market value of the shares on the date of

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(9)  STOCKHOLDERS' INVESTMENT AND STOCK OPTIONS:  (continued)

the grant. The shares will be issued and the tax protection paid if the grantee remains an employee through the date on which he or she becomes vested in those shares. Compensation expense is being recorded ratably over the vesting period through the accrual of a liability. Although such shares are not reflected in the Consolidated Statements of Stockholders' Investment, because the shares have not been issued, pending vesting and registration, they are included in the calculation of earnings per share.


(10)  COMMITMENTS AND CONTINGENCIES:

  During March 1994, the Company entered into a research and development contract with and paid $355,405 to the University of California at Santa Cruz (the "University"). That amount was expensed in fiscal 1994. The Company's purpose for entering into the contract is to attempt to prove the feasibility and demonstrate the practical application of the Company's patented photo-assisted chemical vapor deposition ("CVD") process. The University has developed designs and specifications for a prototype model of a product embodying the Company's technology and used it to conduct the initial study. In fiscal 1996, the company amended its contract to extend its term to the later of October 31, 1996 or the date on which the work is completed, and to increase its financial commitment. As of September 30, 1996, the remaining commitment on the contract was $112,000. The purpose of the contract amendment is to determine whether deposition rates that are satisfactory for commercial applications can be achieved with the Company's patented method.

  Assuming the feasibility of the proposed photo CVD product, the Company expects to expend approximately $3,200,000 for its development. The expenditure is expected to be made in two stages: approximately $1,700,000 for the development of an initial product suitable for use in research facilities and approximately $1,500,000 for the development of a product for use in industrial production facilities. These estimates do not include any amount for the expansion of facilities for the manufacture of a new photo CVD product designed for industrial production facilities and it is reasonably possible that these estimates will be revised based upon an analysis of the final study results. Funds for that expansion, if any, are expected to be obtained from one or more sources of financing, such as the possible exercise of the outstanding redeemable common stock warrants, working capital loans from banks, a secondary public offering and internally generated cash from operations. There is no assurance of the availability or sufficiency of these or any other source of financing.

  The Company has internal commitments to expend up to $560,000 on developing new products that are complementary to the horizontal diffusion product line and improving existing products.

(11)  DISCONTINUED TECHNICAL CONTRACT PERSONNEL SEGMENT:

  The Company entered the technical contract personnel segment in 1988. On September 30, 1992, the Company sold substantially all of the operations of the technical contract personnel segment, with only Echelon Service Company ("Echelon") being retained. Echelon was acquired in 1989, using stock and cash

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(11)  DISCONTINUED TECHNICAL CONTRACT PERSONNEL SEGMENT - (continued)

at closing as consideration, as well as an incentive arrangement payable in cash and stock. Since October 1995, when the board of directors approved a plan to discontinue the technical contract personnel business, those operations have been designated as discontinued in financial reports of the Company.

  Effective December 29, 1995, the Company exchanged all of its ownership interest in the stock of Echelon for 196,034 shares of the Company's outstanding $.01 par value Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize values. The transaction was structured to be a tax-free reorganization and, as such, no provision for income taxes has been made relative to this transaction.

  The results of the discontinued operations reflected in the consolidated statements of operations are those of Echelon through the date of the disposal. Revenue of the discontinued operations were $1,235,000 for the three months ended with the December 1995 disposition and $4,549,000 and $6,224,000, respectively, for the two years in the period ended September 30, 1995. Income from discontinued operations for fiscal 1996, 1995, and 1994 are net of applicable income taxes of $25,000, $30,000 and $40,000, respectively. Goodwill net of accumulated amortization as of September 30, 1995, related to the acquisition of Echelon, amounted to $85,315 as of that date, and was one of the assets disposed of in the December 1995 transaction.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      -------------------------------------


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
              -----------------------------------------------------



                                                                  Additions
              For the Year                 Balance at              Charged
                 Ended                     Beginning              (Credited)                                  Balance at
              September 30,                 of Year               to Expense            Write-offs           End of Year
              -------------                ----------            ------------           ----------           -----------
1.  Allowance for Doubtful Accounts
    -------------------------------


                    1996                    $  80,000               $ 66,249              $56,249              $ 90,000

                    1995                       45,000                 35,704                  704                80,000

                    1994                       45,000                 73,720               73,720                45,000






2.  Deferred Tax Asset Valuation Allowance
    --------------------------------------


                    1996                    $ 78,000                $(20,000)             $  -                 $ 58,000

                    1995                     150,000                 (72,000)                -                   78,000

                    1994                     150,000                   -                     -                  150,000

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 28, 1997.

ITEM 11.          MANAGEMENT REMUNERATION

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 28, 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about February 28, 1997.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Notice of Meeting and Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders anticipated to be held on or about, February 28, 1997.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      Financial Statements.

         The following is a list of all financial statements filed as a part of this Report:

         1.       Consolidated Balance Sheets - September 30, 1996 and 1995

         2. Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994

         3. Consolidated Statements of Stockholders' Investment for the years ended September 30, 1996, 1995 and 1994

         4. Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

         5. Notes to Consolidated Financial Statements - September 30, 1996, 1995 and 1994

(b)      Financial Statement Schedules

         The following is a list of a financial statement schedule required to be filed as a part of this Report:

         1.       Schedule II - Valuation and Qualifying Accounts

         All schedules other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

(c)      Exhibits.

                                                                                                 Method
   Exhibit No.      Description                                                                of Filing
   -----------      -----------                                                                ---------
       3.1          Articles of Incorporation                                                      A

       3.2          Articles of Amendment to Articles of Incorporation, dated                      A
                    April 27, 1983

       3.3          Articles of Amendment to Articles of Incorporation, dated                      B
                    May 19, 1987

       3.4          Articles of Amendment to Articles of Incorporation, dated                      C
                    May 2, 1988

       3.5          Articles of Amendment to Articles of Incorporation, dated                      G
                    May 28, 1993

       3.6          Amended and Restated Bylaws                                                    D

       10.1         Amended and Restated 1995 Stock Option Plan                                    J

       10.2         1995 Stock Bonus Plan                                                          J

       10.3         Non-Employee Director Stock Option Plan                                        K

       10.4         J.S. Whang Stock Option Agreement                                              A

       10.5         Employment Agreement with Robert T. Hass, dated May                            F
                    19, 1992

       10.6         Registration Rights Agreement with J.S. Whang, dated                           G
                    January 24, 1994

       10.7         Employment Agreement with J.S. Whang, dated October                            G
                    1, 1994

       10.8         Contract of Sale (Real Property) dated June 21, 1996                           I
                    between Tempress Systems, Inc. and Orgelmakerij Gedr.
                    Rell B.V.

       10.9         Research Agreement with The Regents of the University                          H
                    of California dated March 1, 1994,  together with amendments thereto dated March 1, 1994,  March 30, 1994, March 7, 1995,
                    June 26,  1995,  October 16, 1995,  November  29, 1995,  and
                    December 4, 1995

      10.10         Amendment to Research Agreement with the Regents of                            I
                    the University of California dated July 8, 1996

      10.11         Joint Venture Termination and Stock Redemption                                 *
                    Agreement dated September 24, 1996

                                                                                                 Method
   Exhibit No.      Description                                                                of Filing
   -----------      -----------                                                                ---------
        11          Schedule of Computation of Net Income per Share                                *

        22          Subsidiaries of the Registrant                                                 *

        23          Consent of Arthur Andersen LLP                                                 *

        24          Powers of Attorney                                                       See Signature
                                                                                                  Page

        27          Financial Data Schedule                                                        *

----------

*        Filed herewith.
A Incorporated by reference to the Company's Form S-18 Registration Statement No. 2-83934-LA
B Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987
C Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988
D Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991
E Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992
F Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
G Incorporated by reference to the Company's Form S-1 Registration Statement No. 33-77368
H Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995
I Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-09917
J Incorporated by reference to Company's Form S-8 Registration Statement relating to the Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan filed with the Securities and Exchange Commission on August 8, 1996
K Incorporated by reference to Company's Form S-8 Registration Statement relating to the Non-Employee Directors Stock Option Plan filed with the Securities and Exchange Commission on August 8, 1996


(d)      Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the fourth quarter of fiscal year 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMTECH SYSTEMS, INC.

December 30, 1997                              By   /s/ Jong S. Whang
                                                  -----------------------------
                                                       Jong S. Whang, President

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                          Title                                   Date
---------                                                          -----                                   ----


  /s/ Jong S. Whang                       Chairman of the Board,                                   December 30, 1997
-----------------------------------------
Jong S. Whang                             President (Chief Executive Officer)

  /s/ Robert T. Hass                      Vice President-Finance                                   December 30, 1997
-----------------------------------------
Robert T. Hass                            (Chief Financial & Accounting Officer)

  /s/ Donald F. Johnston                  Director                                                 December 30, 1997
-----------------------------------------
Donald F. Johnston

  /s/ Alvin Katz                          Director                                                 December 30, 1997
-----------------------------------------
Alvin Katz

  /s/ Bruce R. Thaw                       Director                                                 December 30, 1997
-----------------------------------------
Bruce R. Thaw

                                       33