Form 10-Q
period 1996-12-31
AMTECH SYSTEMS INC
filed 1997-02-14
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                                 Commission File number:
 December 31, 1996                                             0-11412
----------------------                                 -----------------------




                              AMTECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)



           Arizona                                             86-0411215
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

131 South Clark Drive                                Tempe, Arizona  85281
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

                                4,141,668 Shares
                                ----------------

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

--------------------------------------------------------------------------------

                                             December 31,       September 30,
                                                 1996               1996
                                            -------------       -------------
                                             (Unaudited)
CURRENT ASSETS:

         Cash and cash equivalents          $   1,200,095       $   1,994,217
         Short-term investments                 3,442,734           2,464,120
         Accounts receivable - net              1,740,975           1,581,973
         Inventories                              639,286             739,201
         Deferred income taxes                    217,000             223,000
         Prepaid expenses                          92,496              46,935
                                            -------------       -------------

            Total current assets                7,332,586           7,049,446
                                            -------------       -------------


PROPERTY AND EQUIPMENT,
  AT COST:
         Land                                      91,144              92,792
         Building                                 344,014             280,588
         Leasehold improvements                   162,402             161,724
         Machinery and equipment                  439,686             432,435
         Furniture and fixtures                   630,142             608,972
                                            -------------       -------------
                                                1,667,388           1,576,511
         Less: accumulated
          depreciation and
          amortization                           (641,218)           (600,180)
                                            -------------       -------------

            Property and equipment - net        1,026,170             976,331
                                            -------------       -------------


OTHER ASSETS                                       65,197             432,837
                                            -------------       -------------

                                            $   8,423,953       $   8,458,614
                                            =============       =============
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------

                                                December 31,     September 30,
                                                    1996              1996
                                               -------------     -------------
                                                   (Unaudited)
CURRENT LIABILITIES:

       Accounts payable                        $     550,767     $     652,771
       Accrued liabilities:
         Compensation and related taxes              383,140           442,785
         Warranty and installation expenses          189,549           185,450
         Other accrued liabilities                   127,159           143,988
       Income taxes payable                          135,000           144,000
                                               -------------     -------------

     Total current liabilities                     1,385,615         1,568,994
                                               -------------     -------------

LONG-TERM DEBT                                       256,007           265,355
                                               -------------     -------------

STOCKHOLDERS' INVESTMENT:

       Preferred stock, no specified
        terms; 100,000,000 shares
        authorized; none issued                        --               --
       Common stock, $.01 par value;
        100,000,000 shares authorized;
        4,141,668 shares outstanding at
        December 31, 1996 and 4,109,668
        shares at September 30, 1996                  41,417            41,097
       Additional paid-in capital                  7,107,507         7,043,803
       Cumulative foreign currency
        translation adjustment                       (74,964)          (48,548)
       Accumulated deficit                          (291,629)         (412,087)
                                               -------------     -------------


          Total stockholders' investment           6,782,331         6,624,265
                                               -------------     -------------

                                               $   8,423,953     $   8,458,614
                                               =============     =============
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                        December 31,
                                                   1996                1995
                                               -----------         -----------
                                               (Unaudited)         (Unaudited)

Net product sales                              $ 2,007,520         $ 1,670,888
Cost of product sales                            1,338,603           1,163,302
                                               -----------         -----------
  Gross margin                                     668,917             507,586

Selling and general                                578,400             530,005
Research and development                            75,571              42,811
Gain on disposition of assets                     (115,487)              --
                                               -----------         -----------
Operating profit                                   130,433             (65,230)



Interest income - net                               47,025              65,815
                                               -----------         -----------

Income from continuing
  operations before income taxes                   177,458                 585

Income tax provision                                57,000               --
                                               -----------         -----------

INCOME FROM CONTINUING OPERATIONS                  120,458                 585
                                               -----------         -----------


DISCONTINUED OPERATIONS:
Income from discontinued operations                  --                 21,757
Gain on disposal of discontinued segment             --                273,696
                                               -----------         -----------
                                                     --                295,453
                                               -----------         -----------


NET INCOME                                     $   120,458         $   296,038
                                               ===========         ===========

INCOME FROM CONTINUING OPERATIONS              $       .03         $       .00
NET INCOME PER SHARE                           $       .03         $       .07

WEIGHTED AVERAGE
 SHARES OUTSTANDING                              4,141,668           4,305,702
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            December 31,
                                                         1996           1995
                                                     -----------    -----------
                                                      (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
---------------------
    Net income                                       $   120,458    $   296,038

    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
        Depreciation and amortization                     49,910         44,567
        Inventory and accounts receivable write offs      21,159          6,000
        Less gain on disposition of assets              (115,487)      (273,696)
        Deferred tax provision (benefit)                   6,000        (25,000)
    Changes in operating assets and liabilities:
        Decrease (Increase) in accounts receivable      (183,330)       147,832
        Change in inventories and prepaid expenses        34,687        (54,429)
        Decrease (Increase) in other assets                  425        (32,997)
        Increase (Decrease) in accounts payable          (96,337)       151,748
        Decrease in income taxes payable                  (9,000)       (85,000)
        Increase (Decrease) in accrued liabilities       (24,567)        53,364
                                                     -----------    -----------
         Net cash provided (used)
          by operating activities                       (196,082)       228,427
                                                     -----------    -----------

INVESTING ACTIVITIES:
---------------------
    Purchases of short-term investments - net           (978,614)      (101,427)
    Investment in unconsolidated subsidiary                --          (250,000)
    Proceeds from disposition of joint venture           475,047          --
    Purchase of property and equipment                  (102,883)       (37,742)
    Cash distributed in disposal of Echelon                --           (96,401)
                                                     -----------    -----------
       Net cash used by investing activities            (606,450)      (485,570)
                                                     -----------    -----------

FINANCING ACTIVITIES:
---------------------
  Principal payments on mortgage loan                    (4,707)
  Net proceeds from exercise of stock options             21,600          --
                                                     -----------    -----------
         Net cash provided by financing  activities       16,893          --
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                           (8,483)       (13,148)
                                                     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (794,122)      (270,291)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,994,217        833,820
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,200,095    $   563,529
                                                     ===========    ===========
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            December 31,
                                                         1996            1995
                                                     -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the period for:

        Interest expense                             $     4,908     $     --

        Income taxes                                 $    60,000     $   140,000




SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

        Value of stock bonuses issued in exchange
         for services rendered                       $    42,424     $     --


        Value received in the form of the
         Company's stock in exchange for
         the net assets of Echelon Service Co.       $     --        $   808,638


            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                December 31, 1996




(1)      BASIS OF PRESENTATION
         ---------------------


         The accompanying consolidated financial statements include the accounts of the Amtech Systems, Inc. and its wholly-owned subsidiary, Tempress Systems, Inc., based in Heerde, The Netherlands, hereinafter referred to as the Company. Echelon Service Company, which comprised the discontinued technical personnel segment, is included in these financial statements through the date of disposition. See Note 4 regarding discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      INTERIM REPORTING
         -----------------

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position of the Company as of December 31, 1996 and September 30, 1996 and the results of its operations for the three months ended December 31, 1996 and 1995, and its cash flows for the three months ended December 31, 1996 and 1995.

         The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-K for the year ended September 30, 1996, which is incorporated herein by reference.

         Inventories as of December 31, 1996 and September 30, 1996 include work-in-process of $203,112 and $211,880, respectively. The remaining inventory consists of purchased parts and completed sub-assemblies.

         The results of operations for the three months ended December 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.





                                                     Continued on next page.....

(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
         ---------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers' plan was to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. During the fourth quarter of fiscal 1996, it was determined that the joint venture required significantly more capital than originally anticipated. In the first quarter of fiscal 1997, the Company disposed of its interest in the joint venture because management believed that raising the commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $475,000 during December 1996, in exchange for its interest in the joint venture, thereby recovering its investment and related expenses. Because the Company disposed of its interest in the Korean joint venture, Seil Semicon, Inc., and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997.

(4)      DISCONTINUED OPERATIONS
         -----------------------

         Effective December 29, 1996, the Company exchanged all of its ownership in the technical contract personnel business, represented by all of the stock of Echelon Service Company, for 196,034 shares of the Company's outstanding $.01 par value Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes.

         The fiscal 1996 income from discontinued operations are those of Echelon Service Company through the date of disposal and is net of applicable income taxes of $25,000. Revenues of discontinued operations during that period were $1,235,000.


(5)  RECLASSIFICATIONS
     -----------------

         Certain reclassifications have been made to the amounts for fiscal 1996 to conform to the presentation of the fiscal 1997 amounts.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





         Financial Condition and Working Capital. As of December 31, 1996, the Company has $4,643,000 of readily available liquidity in the form of cash and cash equivalents and short-term investments, an increase of $184,000 since September 30, 1996. During the three months ended December 31, 1996, working capital increased by $467,000 to $5,947,000, primarily as the result of the proceeds received upon disposition of the Company's interest in Seil Semicon, Inc., an unconsolidated joint venture, which was owned until December 1996. Cash and short-term investments comprise 55% of total assets and stockholders' investment is 81% of total capitalization. The current ratio was 5.3:1 as of December 31, 1996, a slight increase from a ratio of 4.5:1 as of September 30, 1996, which management believes is a reflection of the Company's strong financial condition.

         Liquidity and Capital Resources.

         Management believes the Company's liquidity is sufficient for its current operations and those planned for approximately the next two years. See the management's discussion and analysis included in the Company's 1996 annual report on Form 10-K, which is hereby incorporated by reference, for further information regarding the Company's plans for future operations.

         The semiconductor equipment order backlog was approximately $2,480,000, as of December 31, 1996, as compared to $4,830,000 as of December 31, 1995. The decline in the order backlog reflects shipments of a multi-year order and a slow-down in the semiconductor industry. While orders are ordinarily filled within three to six months of receipt, the current backlog includes approximately $1,000,000 of orders to one customer that will not be shipped until fiscal 1998.


Results of Operations.
----------------------

THREE MONTHS ENDED December 31,
1996 vs. 1995

Semiconductor Equipment.
------------------------
         Revenues increased 20%, or $337,000, from $1,671,000 in the first quarter of fiscal 1996 to $2,008,000 in the first quarter of fiscal 1997. The sales of furnace and related parts by Tempress Systems, Inc. ("Tempress"), a wholly-owned subsidiary operating in the Netherlands, and sales of the United States based operations contributed nearly equally to the increase in sales for the quarter. Management believes that the Tempress product line and the products of the United States operations complement each other. It is further believed that by offering a broader product line, the Company has succeeded in securing orders that might not have otherwise been possible, thereby increasing sales.

         Gross margin increased $161,000, or by 32%, from $508,000, or 30% of sales, in the first quarter of fiscal 1996 to $669,000, or 33% of sales, in the first quarter of fiscal 1997. Approximately $50,000 of the rise in gross margins is derived the improved sales volume of the U.S. based operations and $71,000 is due to increased productivity by the field service personnel. Certain cost reductions added another $19,000 to gross margin. Other factors, including increased margins from the Netherlands operation, contributed the rest of the improvement in gross margin.

         The selling and general expenses for the first quarter of fiscal 1997 were $48,000 higher than in comparable period of last fiscal year. The increased expenses primarily result from expanded sales and marketing activities on a world-wide basis in order to promote the entire product line. The costs associated with the larger facilities in The Netherlands, including the costs of relocating the operations to Heerde also contributed to the increase. These increases were partially offset by cost reductions achieved in the U.S. based operations.

         There was a $33,000 increase in expenses related to research and development activities.

         Because the Company disposed of its interest in the Korean joint venture, Seil Semicon, Inc., and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997.

         For the three months ended December 31, 1996, operating profit was $130,000 compared to an operating loss of $65,000 for the first quarter of fiscal 1996, an improvement of $195,000. The factors that contributed the increased operating profit in the most recent quarter are discussed above. After removing the effect of the gain on the disposition of the joint venture, operating profit was $15,000, or $80,000 higher than in the first quarter of the prior fiscal year.

Income From Continuing Operations.
----------------------------------

         Income from continuing operations before income taxes includes operating profit, discussed above, and net interest income. During the first quarter of the current fiscal year net interest income was $19,000 lower than in prior fiscal year, due to a reduction in interest rates. As a result of the above, income from continuing operations is approximately $120,000 in the first quarter of fiscal 1997, compared to a break-even situation in the first quarter of last fiscal year, after taking into consideration the income tax provision of $57,000 in the most recent period. Because of the insignificant amount of income in the fiscal 1996 period, no provision was made for income taxes.

Discontinued Operations.
------------------------

         Effective December 31, 1996, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $274,000 in addition to the first quarter fiscal 1996 income from those operations of $22,000, for a total of $296,000.

Total Company.
--------------

         The three months ended December 31, 1996, resulted in net income of $120,000 compared to net income of $296,000 in the first quarter of fiscal 1996, a decline of $176,000. The total prior year income and gain from discontinued operations of $296,000 exceeded the $78,000 after tax income recorded on the disposition of the Company's interest in the joint venture during fiscal 1997, discussed above, contributing $218,000 to the decline in net income. This reveals that the underlying operations improved by $42,000, despite a slow- down in the industry.

                                     PART II



Item 1.  Legal Proceedings.
         ------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                  Exhibits - All of the exhibits required by Item 601 of Regulation S-K are hereby incorporated by reference to the Company's Annual Report on Form 10-K dated December 30, 1996.




                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMTECH SYSTEMS INC.




                                by /s/   Robert T. Hass
                                   -----------------------------------
                                    Robert T. Hass, Vice-President and
                                    Chief Financial Officer
                                    DATED:  February 14, 1997