Form 10-Q
period 1997-03-31
AMTECH SYSTEMS INC
filed 1997-05-15
CIK 720500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended:                              Commission File number:
   March 31, 1997                                           0-11412
----------------------                              -----------------------




                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                                        86-0411215
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

131 South Clark Drive                               Tempe, Arizona  85281
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

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

                                4,151,718 Shares
                                ----------------

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

--------------------------------------------------------------------------------



                                                   March 31,       September 30,
                                                     1997              1996
                                                  -----------       -----------
                                                  (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                     $ 1,439,920       $ 1,994,217
    Short-term investments                          2,239,354         2,464,120
    Accounts receivable - net                       3,457,520         1,581,973
    Inventories                                       693,350           739,201
    Deferred income taxes                             268,000           223,000
    Prepaid expenses                                   52,120            46,935
                                                  -----------       -----------

       Total current assets                         8,150,264         7,049,446
                                                  -----------       -----------




PROPERTY AND EQUIPMENT, AT COST:

    Land and Building                                 415,308           373,380
    Leasehold improvements                            162,402           161,724
    Machinery and equipment                           456,237           432,435
    Furniture and fixtures                            640,704           608,972
                                                  -----------       -----------
                                                    1,674,651         1,576,511
  Less:  accumulated depreciation
                  and amortization                   (680,541)         (600,180)
                                                  -----------       -----------

       Property and equipment - net                   994,110           976,331
                                                  -----------       -----------





OTHER ASSETS                                           59,799           432,837
                                                  -----------       -----------

                                                  $ 9,204,173       $ 8,458,614
                                                  ===========       ===========
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------


                                                     March 31,     September 30,
                                                       1997            1996
                                                   -----------      -----------
                                                   (Unaudited)
CURRENT LIABILITIES:

    Accounts payable                               $ 1,203,494      $   652,771
    Accrued liabilities:
      Compensation and related taxes                   399,233          442,785
      Warranty and installation expenses               246,608          185,450
      Other accrued liabilities                        186,718          143,988
    Income taxes payable                               204,000          144,000
                                                   -----------      -----------

        Total current liabilities                    2,240,053        1,568,994
                                                   -----------      -----------


LONG-TERM DEBT                                         234,705          265,355
                                                   -----------      -----------


STOCKHOLDERS' INVESTMENT:

    Preferred stock, no specified
   terms; 100,000,000 shares
     authorized; none issued                              --               --
    Common stock, $.01 par value;
     100,000,000 shares authorized;
     4,151,718 shares outstanding at
     March 31, 1997 and 4,109,668
     shares at September 30, 1996                       41,517           41,097
    Additional paid-in capital                       7,118,008        7,043,803
    Cumulative foreign currency
     translation adjustment                           (183,774)         (48,548)
    Accumulated deficit                               (246,336)        (412,087)
                                                   -----------      -----------

       Total stockholders' investment                6,729,415        6,624,265
                                                   -----------      -----------

                                                   $ 9,204,173      $ 8,458,614
                                                   ===========      ===========
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------

                           Three Months Ended             Six Months Ended
                                  March 31,                   March 31,
                          ------------------------   ------------------------
                              1997         1996          1997         1996
                          -----------  -----------   -----------  -----------
                          (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)

Net product sales         $ 2,582,807  $ 1,408,267   $ 4,590,327  $ 3,079,155
Cost of product sales       1,881,913    1,004,118     3,220,516    2,167,420
                          -----------  -----------   -----------  -----------
  Gross margin                700,894      404,149     1,369,811      911,735

Selling and general           629,402      573,844     1,207,802    1,103,849
Research & development         55,323       74,462       130,894      117,273
Gain on asset disposal          --           --         (115,487)       --
                          -----------  -----------   -----------  -----------

Operating profit (loss)        16,169     (244,157)      146,602     (309,387)
                          -----------  -----------   -----------  -----------

Interest income - net          47,124       62,594        94,149      128,409
                          -----------  -----------   -----------  -----------

Income from continuing
 operations before
 income taxes                  63,293     (181,563)      240,751     (180,978)
Income tax provision
 (benefit)                     18,000      (50,000)       75,000      (50,000)
                          -----------  -----------   -----------  -----------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS         45,293     (131,563)      165,751     (130,978)
                          -----------  -----------   -----------  -----------


DISCONTINUED OPERATIONS:
Income from discontinued
 operations                      -            -             -          21,757
Gain on disposal of
 discontinued segment            -         (13,195)         -         260,501
                          -----------  -----------   -----------  -----------
                                 -         (13,195)         -         282,258
                          -----------  -----------   -----------  -----------

NET INCOME (LOSS)         $    45,293  $  (144,758)  $   165,751  $   151,280
                          ===========  ===========   ===========  ===========


PRIMARY EARNINGS PER SHARE (Note 5):
 Continuing Operations    $       .01  $      (.03)  $       .04  $      (.03)
 Net Income               $       .01  $      (.04)  $       .04  $       .04


WEIGHTED AVERAGE
 OUTSTANDING SHARES         4,151,718    4,109,668     4,142,291    4,208,220


            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1997          1996
                                                      ------------  -----------
                                                       (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
    Net income                                        $   165,751   $   151,280

    Adjustments to reconcile net income
     to net cash  provided  by  operating
     activities:
        Depreciation and amortization                     103,340        86,797
        Inventory and receivable write-downs               33,324         6,000
        Less gain on disposal of assets                  (115,487)     (262,603)
        Deferred tax benefit                              (45,000)      (50,000)
    Changes in operating assets and liabilities:
        Decrease (Increase) in accounts receivable     (2,018,875)      537,503
        Increase in inventories and prepaid expenses      (26,674)     (414,836)
        Decrease (Increase) in other assets                (2,855)        4,913
        Increase in accounts payable                      609,503       267,530
        Increase (Decrease) in income taxes payable        60,000      (102,000)
        Increase in accrued liabilities                   137,853        31,868
                                                      -----------   -----------

           Net cash provided (used)
            by operating activities                    (1,099,120)      256,452
                                                      -----------   -----------

INVESTING ACTIVITIES:
    Maturities of short-term investments,
        net of purchases                                  224,766       588,430
    Investment in unconsolidated subsidiary                 --         (285,578)
    Proceeds from disposition of assets                   475,047        28,383
    Purchase of property and equipment                   (155,617)     (110,335)
    Cash distributed in disposal of Echelon                 --         (107,596)
                                                      -----------   -----------
       Net cash provided by investing activities          544,196       113,304
                                                      -----------   -----------

FINANCING ACTIVITIES:
    Principal payments on mortgage loan                    (7,909)        --
    Net proceeds from exercise of stock options            32,201         --
                                                      ------------  -----------
          Net cash provided by financing activities        24,292         --
                                                      ------------  -----------

EFFECT OF EXCHANGE RATE CHANGES                           (23,665)      (18,364)
                                                      -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    (554,297)      351,392

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            1,994,217       833,820
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,439,920   $ 1,185,212
                                                      ===========   ===========
            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                               1997       1996
                                                             --------   --------

Cash paid during the period for:

        Interest expense                                     $  9,435   $   --

        Income taxes                                         $ 60,000   $130,000



SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

        Value of stock bonuses issued in exchange
         for services rendered in a prior period             $ 42,424   $   --

        Value received in the form of the
         Company's stock in exchange for
         the net assets of Echelon Service Co.               $   --     $808,638


            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                 March 31, 1997


(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiary, Tempress Systems, Inc., based in Heerde, The Netherlands, hereinafter referred to as the Company. Echelon Service Company, which comprised the discontinued operations, is included in these financial statements through the date of disposition. See Note 4 regarding discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)      INTERIM REPORTING
         -----------------

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1997 and September 30, 1996 and the consolidated results of its operations for the three and six months ended March 31, 1997 and 1996, and its consolidated cash flows for the six months ended March 31, 1997 and 1996.

         The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-K for the year ended September 30, 1996, which is incorporated herein by reference.

         Inventories as of March 31, 1997 and September 30, 1996 included work-in-process of $192,021 and $211,880, respectively. The remaining inventory primarily consists of purchased parts and completed sub-assemblies.

         The consolidated results of operations for the three and six months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
         ---------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers' plan was to operate a silicon test wafer reclaiming business through Seil Semicon, Inc., which is in the start-up phase. During the fourth quarter of fiscal 1996, it was
                                                     Continued on next page.....

         ---------------------------------------

determined that the joint venture required significantly more capital than originally anticipated. In the first quarter of fiscal 1997, the Company disposed of its interest in the joint venture because management believed that raising the Company's commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $475,000 during December 1996, in exchange for its interest in the joint venture, thereby recovering its investment and related expenses. Because the Company disposed of its interest in the Korean joint venture, Seil Semicon, Inc., and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997.


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

         The fiscal 1996 income from discontinued operations are those of Echelon Service Company through the date of disposal and is net of applicable income taxes of $30,000. Revenues of discontinued operations during that period were $1,235,000.


(5)      EARNINGS PER SHARE
         ------------------

         Fully diluted earnings per share (EPS) for the periods covered by these financial statements are the same as primary EPS.

         The Financial Accounting Standards Board ("FASB") has released FASB Statement 128, Earnings Per Share ("FASB 128"), which will become effective for fiscal years ending after December 15, 1997. For the three and six month periods ended March 31, 1997 and 1996, the basic EPS required by FASB 128 would have been the same as the primary earnings per share reported on the face of the income statement. The basic EPS required by the FASB 128 will always be equal to or greater than primary earnings per share currently required to be disclosed. Pro forma diluted EPS calculated in accordance with FASB 128 are as follows:

                               Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                                -------------------    -----------------
                                   1997      1996        1997     1996
                                --------- ---------    --------  -------
DILUTED EARNINGS PER SHARE:
 Continuing Operations          $  .01      $  (.03)    $  .03   $ (.02)
 Net Income                     $  .01      $  (.03)    $  .03   $  .03

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Financial Condition and Working Capital.
----------------------------------------

          As of March 31, 1997, the Company has $3,679,000 of readily available liquidity in the form of cash and cash equivalents and short-term investments, a decrease of $779,000 since September 30, 1996. During the six months ended March 31, 1997, working capital increased by $430,000 to $5,910,000, primarily as the result of the proceeds received upon disposition of the Company's interest in Seil Semicon, Inc., an unconsolidated joint venture, which was owned until December 1996. Cash and short-term investments comprise 40% of total assets and stockholders' investment is 73% of total capitalization. The current ratio was 3.6:1 as of March 31, 1997, compared to 4.5:1 as of September 30, 1996. While the there has been a decline in the current ratio since the beginning of the year, management believes that the ratio and the continued liquidity are a reflection of the Company's strong financial condition.


Liquidity and Capital Resources.
--------------------------------

          Management  believes the  Company's  liquidity is  sufficient  for its current operations. The Company is continuing to perform research on high intensity lamps to be used in conjunction with its patented photo-assisted chemical vapor deposition ("CVD") technology prior to making a decision regarding development of a commercial product incorporating that technology. In addition, the Company continues to evaluate potential product or business acquisitions that may complement its business. See the management's discussion and analysis included in the Company's 1996 annual report on Form 10-K, which is hereby incorporated by reference, for further information regarding the Company's plans for acquisitions and development of a product based upon the Company's CVD technology. Management plans to complete at least one significant acquisition before the end of the year. There can be no assurance of the sufficiency of existing working capital or the availability of any other source of financing necessary to permit the Company to pursue simultaneously both its acquisition strategy and to complete development of a photo-assisted CVD product.

          The semiconductor equipment order backlog was approximately $5,133,000, as of March 31, 1997, as compared to $7,150,000 as of March 31,
1996. The decline in the order backlog reflects shipments of a multi-year order and an increase in shipments due to an expansion of the production capacity of the Netherlands operation. Approximately $1,000,000 of the higher backlog as of March 31, 1996 was due to delayed shipments in fiscal 1996, related to the then long lead-times on components purchased from suppliers of quartz parts and because $400,000 of system order shipments were deferred at the request of customers. While orders are ordinarily filled within three to six months of receipt, the current backlog includes approximately $1,000,000 of orders to one customer that will not be shipped until fiscal 1998.

THREE MONTHS ENDED MARCH 31,
1997 vs. 1996

Continuing Operations.
----------------------

          Revenues increased 83%, to $2,583,000 in the second quarter of fiscal 1997, or $1,175,000 higher than the $1,408,000 of product sales reported in the second quarter of the fiscal 1996 year. Approximately $1,000,000 of the increase was due to lower than expected shipments in fiscal 1996, as a result of long lead-times on components purchased from suppliers of quartz parts and because
$400,000 of system order shipments were deferred at the request of customers. While there may be similar delays in the future, none were incurred in the quarter ended March 31, 1997.

          Gross margin increased $297,000, or 74%, to $701,000, and amounted to 27% of sales, in the second quarter of fiscal 1997, compared to $404,000, or 29% of sales, in the second quarter of fiscal 1996. The increase in gross margin is primarily due to the higher volume of shipments. While spreading the fixed portion of manufacturing costs over the higher sales volume caused such costs to decrease as a percentage of sales, this benefit was more than offset by a product mix with a higher material cost content than in the prior year, resulting in the net reduction in gross margins as percent of sales.

          The selling, general and administrative expenses for the second quarter of fiscal 1997 were $56,000 higher than in comparable period of last fiscal year. The increased expenses primarily result from expanded overhead costs related to the larger office and manufacturing facilities in The Netherlands and increased selling, marketing and installation activities on a world-wide basis. Research and development costs decreased $19,000, as the Company's photo-CVD ("chemical vapor deposition") research has slowed pending the delivery of higher intensity lamps that are required for that research.

Income (Loss) From Continuing Operations.
-----------------------------------------

          As a result of the above, for the three months ended March 31, 1997, the Company had operating income of $16,000 as compared to an operating loss of $244,000 for the second quarter of fiscal 1996, an improvement of $260,000.

          The income (loss) from continuing operations includes the operating profit (loss) from continuing operations, discussed above, net interest income, and income taxes

(benefit). During the second quarter of the current fiscal year, net interest income was $47,000, or $15,000 less than in the corresponding quarter of the preceding year, because interest bearing funds had to be re-deployed to finance the higher level of accounts receivable.


          Income tax expense increased $68,000, because the loss for the quarter ended March 31, 1996 resulted in an income tax benefit of $50,000. The $50,000 income tax benefit for the second quarter of fiscal 1996 is approximately $12,000 less than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income. As a result of the above, continuing operations produced income of $45,000, $.01 per share, or $177,000 more than the $132,000 loss, or $.03 per share, recognized during the same quarter of fiscal 1996.

Discontinued Operations.
------------------------

          As a result of the December 31, 1996 sale of the technical contract personnel segment, there was no income from discontinued operations in the second quarter of fiscal 1997 or 1996. However, during the second quarter of fiscal 1996, there was an adjustment reducing the gain on disposition of that segment of the business by $13,000.

Total Company.
--------------

          The three months ended March 31, 1997, resulted in a net income of $45,000, or $.01 per share, compared to a net loss of $145,000, or a loss of $.04 per share, in the second quarter of fiscal 1996. The most significant factors contributing to the $190,000 improvement in net earnings was the $1,175,000 increase in sales discussed above and the resulting increase in gross margins.


SIX MONTHS ENDED MARCH 31,
1997 vs. 1996

Continuing Operations.
----------------------

          Revenues increased 49% to $4,590,000 during the first six months of fiscal 1997 from $3,079,000 for the first six months of fiscal 1996. The higher revenues were made possible by the expanded production capacity of The Netherlands operations resulting from larger facilities and the hiring of new employees. Also, the Company did not have to delay shipments pending delivery of long lead-time parts from vendors or encounter customer requested deferred shipments as it did in the prior year, as discussed above.

          Gross margin increased $458,000, or 50%, to $1,370,000, in the first half of fiscal 1997, from $912,000 in the comparable period in fiscal 1996. The increase in gross margin is directly related to the higher volume of shipments. While spreading the fixed portion of manufacturing costs over the higher sales volume caused such costs to decrease as a percentage of sales, this benefit was offset by a product mix with a higher material cost content than in the prior year. As a result, gross margins as a percentage of revenue were 30% in both the first half of fiscal 1996 and 1997.

          The selling and general expenses of the semiconductor segment for the first six months of fiscal 1997 were $104,000 higher than in the comparable period of last fiscal year. The increased expenses primarily resulted from expanded sales and marketing activities on a world-wide basis in order to promote the entire product line, with the greatest emphasis on the horizonal diffusion furnace developed in The Netherlands. The costs associated with the larger facilities in The Netherlands, including the costs of re-locating the operations to Heerde, contributed to the increase. These increases were partially offset by reductions in the sales and marketing costs of the U.S. based operations associated with the decision to defer the introduction of low-cost furnaces.

          There was a $14,000 increase in expenses related to the higher level of research and development activities during the first half of fiscal 1997. The entire $14,000 results from a higher level of internal and external research and development activities during the first quarter of the current fiscal year.

          Because the Company disposed of its interest in the Korean joint venture, Seil Semicon, Inc., and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997. This nearly offset all of the increase in expenses discussed in the preceding two paragraphs.

Income From Continuing Operations.
----------------------------------

          For the first six months of fiscal 1997, the operating profit from continuing operations was $147,000 as compared to a loss of $309,000 for the first two quarters of fiscal 1996. The $456,000 improvement in operating earnings is directly related to the gross margin on the increased sales volume, discussed above. Approximately 75% of this improvement results from operating activities and the remainder from the disposition of the Company's interest in a Korean joint-venture.


          The income (loss) from continuing operations includes the operating profit (loss), discussed above, net interest income, and income taxes (benefit). Net interest income declined by $34,000 during the first half of fiscal 1997, as interest bearing investments were liquidated to finance the growth in accounts receivable associated with the higher sales volume.

          During the first half of fiscal 1997 there was an income tax expense of $75,000, compared to an income tax benefit of $50,000 reported for the first half of fiscal 1996. The $50,000 income tax benefit for the first two quarters of fiscal 1996 is approximately $12,000 less than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income. The income tax expense in the first half of fiscal 1997 is approximately $7,000 less than what would result by applying the statutory rates to the before tax loss, as the Company received in the current year a tax benefit from the equity in losses recognized in the financial statements in fiscal 1996 due to the disposition of the Korean joint venture. This benefit was partially offset by differences between financial and taxable income as reflected in the Company's estimated effective tax rate which was applied to pre-tax book income for the year.

          As a result of the above, continuing operations produced net income of $166,000, or $.04 per share, in the first six months of fiscal 1997, representing an improvement of $297,000, from the net loss of $131,000, or loss of $.03 per share, reported in the first half of fiscal 1996.

Discontinued Operations.
------------------------

          Operating profits of the technical contract personnel business were $22,000 in the first half of fiscal 1996. There was no comparable income in the current year because of the sale of this discontinued operation during December 1995.

          During December 1995, the Company exchanged all of its ownership in the technical contract personnel business represented by the stock of Echelon Service Company for 196,034 shares of the Company's outstanding Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes. As a result of the transaction, the Company recognized a gain of $261,000.


Total Company
-------------

For the six months ended March 31, 1997 there was net income of $166,000, or $.04 per share, as compared to net income of $151,000, or $.04 per share, for the comparable period of fiscal 1996. The net income for the first half of fiscal 1996 was generated entirely by the sale of the discontinued operations.

FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements. The forward-looking statements contained herein are based upon current expectations that involve a number of risks and uncertainties. The forward-looking statements are based upon a number of assumptions, including without limitation those enumerated in the related section of the Management's Discussion and Analysis included in the Company's 1996 annual report on Form 10-K, which are hereby incorporated by reference. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in such forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                                     PART II



Item 1.  Legal Proceedings.
         ------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On  February  28,  1997,   the  Company  held  its  annual  meeting  of
shareholders at which time the following persons where elected to the board of directors with shares voted as follows:

Board Members Elected    Shares Voted For    Votes Withheld
---------------------    ----------------    --------------
Jong. S. Whang                3,850,224           36,759
Robert T. Hass                3,848,924           38,059
Donald F. Johnston            3,847,620           39,363
Alvin Katz                    3,841,977           45,006
Bruce R. Thaw                 3,841,167           45,816



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

                                DATED:  May 15, 1997
                                       15