Form 10-Q
period 1997-06-30
AMTECH SYSTEMS INC
filed 1997-08-19
CIK 720500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:    JUNE 30, 1997
                           ---------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

                         Commission File Number: 0-11412
                                                ---------

                              AMTECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


           Arizona                                              86-0411215
 ------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


131 South Clark Drive, Tempe, Arizona                                    85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (602) 967-5146
--------------------------------------------------------------------------------

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

                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

                                4,154,718 Shares
--------------------------------------------------------------------------------
                         Outstanding as of June 30, 1997

                          PART I. FINANCIAL INFORMATION

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED BALANCE SHEETS - ASSETS

--------------------------------------------------------------------------------



                                                     JUNE 30,      SEPTEMBER 30,
                                                       1997            1996
                                                   -----------     -------------
                                                   (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                      $ 2,299,906      $ 1,994,217
    Short-term investments                           1,179,489        2,464,120
    Accounts receivable - net                        3,503,444        1,581,973
    Inventories - net                                  925,758          739,201
    Deferred income taxes                              356,000          223,000
    Prepaid expenses                                    46,438           46,935
                                                   -----------      -----------

       Total current assets                          8,311,035        7,049,446
                                                   -----------      -----------




PROPERTY AND EQUIPMENT, AT COST:

    Land and Building                                  408,623          373,380
    Leasehold improvements                             162,402          161,724
    Machinery and equipment                            452,835          432,435
    Furniture and fixtures                             649,983          608,972
                                                   -----------      -----------
                                                     1,673,843        1,576,511
  Less:  accumulated depreciation
                  and amortization                    (723,071)        (600,180)
                                                   -----------      -----------

       Property and equipment - net                    950,772          976,331
                                                   -----------      -----------




OTHER ASSETS                                           185,844          432,837
                                                   -----------      -----------

                                                   $ 9,447,651      $ 8,458,614
                                                   ===========      ===========

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------



                                                    JUNE 30,       SEPTEMBER 30,
                                                      1997             1996
                                                   -----------     -------------
                                                   (Unaudited)
CURRENT LIABILITIES:

    Accounts payable                               $ 1,236,965      $   652,771
    Accrued liabilities:
      Compensation and related taxes                   466,967          442,785
      Warranty and installation expenses               377,495          185,450
      Other accrued liabilities                        212,280          143,988
    Income taxes payable                               291,000          144,000
                                                   -----------      -----------

        Total current liabilities                    2,584,707        1,568,994
                                                   -----------      -----------


LONG-TERM DEBT                                         222,364          265,355
                                                   -----------      -----------


STOCKHOLDERS' INVESTMENT:

    Preferred stock, no specified
     terms; 100,000,000 shares
     authorized; none issued                              --               --
    Common stock, $.01 par value;
     100,000,000 shares authorized;
     4,154,718 shares outstanding at
     June 30, 1997 and 4,109,668
     shares at September 30, 1996                       41,547           41,097
    Additional paid-in capital                       7,120,978        7,043,803
    Cumulative foreign currency
     translation adjustment                           (276,310)         (48,548)
    Accumulated deficit                               (245,635)        (412,087)
                                                   -----------      -----------

       Total stockholders' investment                6,640,580        6,624,265
                                                   -----------      -----------

                                                   $ 9,447,651      $ 8,458,614
                                                   ===========      ===========

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                         ----------------------------     ----------------------------
                                             1997             1996            1997             1996
                                         -----------      -----------     -----------      -----------
                                         (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)

Net product sales                        $ 2,805,830      $ 3,232,173     $ 7,396,157      $ 6,311,328
Cost of product sales                      1,851,029        2,023,705       5,071,545        4,191,125
                                         -----------      -----------     -----------      -----------
  Gross margin                               954,801        1,208,468       2,324,612        2,120,203

Selling and general                          932,831          723,264       2,140,633        1,827,112
Research & development                        60,517           96,769         191,411          214,042
Gain on asset disposal                          --               --          (115,487)            --
                                         -----------      -----------     -----------      -----------

Operating profit (loss)                      (38,547)         388,435         108,055           79,049
                                         -----------      -----------     -----------      -----------

Interest income - net                         39,248           39,558         133,397          167,967
                                         -----------      -----------     -----------      -----------

Income from continuing
 operations before
 income taxes                                    701          427,993         241,452          247,016
Income tax provision                            --            150,000          75,000          100,000
                                         -----------      -----------     -----------      -----------

INCOME FROM
 CONTINUING OPERATIONS                           701          277,993         166,452          147,016
                                         -----------      -----------     -----------      -----------

DISCONTINUED OPERATIONS:
------------------------
Income from discontinued
 operations                                     --               --              --             21,757
Gain on disposal of
 discontinued segment                           --             23,834            --            284,335
                                         -----------      -----------     -----------      -----------
                                                --             23,834            --            306,092
                                         -----------      -----------     -----------      -----------

NET INCOME                               $       701      $   301,827     $   166,452      $   453,108
                                         ===========      ===========     ===========      ===========



PRIMARY EARNINGS PER SHARE (Note 5):
 Continuing Operations                   $      --        $       .05     $       .04      $       .04
 Net Income                              $      --        $       .05     $       .04      $       .09


WEIGHTED AVERAGE
 OUTSTANDING SHARES                        4,153,103        6,315,734       4,145,255        6,381,556

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------

                                                         NINE MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         1997          1996
                                                     -----------    -----------

                                                      (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
---------------------
  Net income                                         $   166,452    $   453,108

  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                      159,725        131,251
      Inventory and receivable write-downs                46,123         81,553
      Less gain on disposal of assets                   (115,487)      (251,470)
      Deferred tax benefit                              (133,000)       (60,000)
  Changes in operating assets and liabilities:
      Increase in accounts receivable                 (2,202,755)    (1,138,776)
      Increase in inventories and prepaid expenses      (316,474)      (194,675)
      Increase in other assets                          (136,678)        (8,429)
      Increase in accounts payable                       670,384        351,439
      Increase in income taxes payable)                  147,000         58,000
      Increase in accrued liabilities                    412,820        175,869
                                                     -----------    -----------
     Net cash used by operating activities            (1,301,890)      (402,130)


INVESTING ACTIVITIES:
---------------------
  Maturities of short-term investments,
      net of purchases                                 1,284,631      1,045,035
  Investment in unconsolidated subsidiary                   --         (425,000)
  Proceeds from disposition of assets                    475,047         28,383
  Purchase of property and equipment                    (186,170)      (487,121)
  Cash distributed in disposal of Echelon                   --         (109,698)
                                                     -----------    -----------
     Net cash provided by investing activities         1,573,508         51,599
                                                     -----------    -----------


FINANCING ACTIVITIES:
---------------------
  Principal payments on mortgage loan                    (10,169)       232,474
  Net proceeds from exercise of stock options             35,201           --
                                                     -----------    -----------
     Net cash provided by financing activities            25,032        232,474
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                            9,039        (11,175)
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         305,689       (129,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,994,217        833,820
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 2,299,906    $   704,588
                                                     ===========    ===========

            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                         1997         1996
                                                      ---------    ---------

Cash paid during the period for:

        Interest expense                              $ 12,347     $   --

        Income taxes                                  $ 60,000     $132,000





SUPPLEMENTAL INFORMATION OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

        Value of stock bonuses issued in exchange
         for services rendered in a prior period      $ 42,424     $   --

        Value received in the form of the
         Company's stock in exchange for
         the net assets of Echelon Service Co.        $   --       $808,638



            See accompanying Notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                   THREE AND NINE MONTHS ENDED JUNE 30, 1997

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

(2)      INTERIM REPORTING
         -----------------

         The accompanying consolidated financial statements are unaudited; however, these financial statements contain all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1997 and September 30, 1996 and the consolidated results of its operations for the three and nine months ended June 30, 1997 and 1996, and its consolidated cash flows for the nine months ended June 30, 1997 and 1996.

         The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-K for the year ended September 30, 1996, which is incorporated herein by reference.

         Inventories as of June 30, 1997 and September 30, 1996 included work-in-process of $228,048 and $211,880, respectively. The remaining inventory primarily consists of purchased parts and completed sub-assemblies.

         The consolidated results of operations for the three and nine months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
         ---------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers' plan was to operate a silicon test wafer reclaiming business through Seil Semicon, Inc. During the fourth quarter of fiscal 1996, it was determined that the joint venture

                                                     Continued on next page.....

         ---------------------------------------

required significantly more capital than originally anticipated. In the first quarter of fiscal 1997, the Company disposed of its interest in the joint venture because management believed that raising the Company's commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $475,000 during December 1996, in exchange for its interest in the joint venture, thereby recovering its investment and related expenses. Because the Company disposed of its interest in the joint venture and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997.


(4)      DISCONTINUED OPERATIONS
         -----------------------

         Effective December 29, 1995, the Company exchanged all of its ownership in the technical contract personnel business, represented by all of the stock of Echelon Service Company, for 196,034 shares of the Company's outstanding $.01 par value Common Stock previously owned by Eugene R. Hartman, then an officer and director of the Company. The transaction was preceded by a dividend from Echelon to the Company in order to equalize the values. The transaction was structured to be a tax-free reorganization and, as such, no provision was made for income taxes.

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

         The Financial Accounting Standards Board ("FASB") has released FASB Statement 128, Earnings Per Share ("FASB 128"), which will become effective for fiscal years ending after December 15, 1997. Pro forma diluted EPS calculated in accordance with FASB 128 are as follows:

                                       Three Months         Nine Months
                                      Ended June 30,       Ended June 30,
                                     ---------------       ---------------
                                      1997     1996          1997    1996
                                     ------- -------       ------- -------
BASIC EARNINGS PER SHARE:
 Continuing Operations               $   --   $  .07       $  .04   $  .03
 Net Income                          $   --   $  .07       $  .04   $  .11

DILUTED EARNINGS PER SHARE:
 Continuing Operations               $   --   $  .05       $  .04   $  .03
 Net Income                          $   --   $  .06       $  .04   $  .08


(6)      SUBSEQUENT EVENT
         ----------------


         On July 1, 1997, the Company purchased substantially all of the assets of P.R. Hoffman Machine Products Corporation , an "S" corporation ("P.R. Hoffman") based in Carlisle, Pennsylvania. P.R. Hoffman develops, manufactures, and markets double sided precision lapping and polishing machines for semiconductor silicon wafers and related products, including carriers, templates, and replacement parts. For the years ended December 31, 1996 and 1995, P.R. Hoffman had sales of $6.6 million and $4.9 million, respectively. Net income generated during the years ended December 31, 1996 and 1995 was $458,215 and $160,938, respectively. After making unaudited pro forma adjustments for income taxes, net income generated during the years ended December 31, 1996 and 1995 was $338,215 and $161,938, respectively. At closing the Company paid the seller $2.2 million in cash and $65,000 in the Company's common stock and assumed the operating liabilities of P.R. Hoffman. The purchase price is to be adjusted based upon the book value of the net assets as of June 30, 1997, which is expected to raise the purchase price by approximately $227,000, resulting in an initial purchase price of $2,900,000, including the assumed liabilities. The Company will also pay in either cash or stock an earn-out equal to 50% of the pre-tax income of the P.R. Hoffman in excess of $800,000 per year, for the next five (5) years. The maximum earn-out payable under the purchase agreement is $2 million. This additional purchase price will be treated as part of the purchase price to the extent earned.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Working Capital.
----------------------------------------

          As of June 30, 1997, the Company has $3,479,000 of readily available liquidity in the form of cash and cash equivalents and short-term investments, a decrease of $979,000 since September 30, 1996. During the nine months ended June 30, 1997, working capital increased by $246,000 to $5,726,000, primarily as the result of the proceeds received upon disposition of the Company's interest in Seil Semicon, Inc., an unconsolidated joint venture, which was owned until December 1996. Cash and short-term investments comprise 37% of total assets and stockholders' investment is 52% of total capitalization. The current ratio was 3.2:1 as of June 30, 1997, compared to 4.5:1 as of September 30, 1996. While there has been a decline in the current ratio since the beginning of the year, management believes that the ratio and the continued liquidity are a reflection of the Company's strong financial condition.


Liquidity and Capital Resources.
--------------------------------

          Management believes the Company's liquidity is sufficient for its current operations. The Company is continuing to perform research on high intensity lamps to be used in conjunction with its patented photo-assisted chemical vapor deposition ("CVD") technology prior to making a decision regarding development of a commercial product incorporating that technology. Also, on July 1, 1997, the Company acquired the assets of P.R. Hoffman for an initial purchase price of $2.9 million paid mostly in cash. See Note 6, Subsequent Event, to the financial statements as of June 30, 1997 and the nine months then ended, for further information regarding that acquisition. See the management's discussion and analysis included in the Company's 1996 annual report on Form 10-K for further information regarding the Company's strategy for acquisitions and development of a product based upon the Company's CVD technology. In addition, the Company continues to evaluate potential product or business acquisitions that may complement its business. There can be no assurance of the sufficiency of existing working capital or the availability of any other source of financing necessary to permit the Company to pursue simultaneously both its acquisition strategy and to complete development of a photo-assisted CVD product.

         The semiconductor equipment order backlog was approximately $3,800,000, as of June 30, 1997, as compared to $4,600,000 as of June 30, 1996. The decline in the order backlog reflects shipments of a multi-year order and an increase in shipments due to an expansion of the production capacity of the Netherlands operation. While orders are ordinarily filled within three to nine months of receipt, the current backlog includes approximately [$1,000,000] of orders to one customer that will not be shipped until fiscal 1998.

THREE MONTHS ENDED JUNE 30,
1997 vs. 1996

Continuing Operations.
----------------------

         Revenues declined $426,000, or 13%, to $2,806,000 in the third quarter of fiscal 1997, from $3,232,000 of product sales reported in the second quarter of the fiscal 1996 year. Revenue for the third quarter of fiscal 1996 was significantly higher than the most recently completed quarter due to the Company's ability to ship items in the third quarter of fiscal 1996 previously delayed due to long lead-times of important quartz parts. While there may be similar delays in the future, none were incurred in the quarter ended June 30, 1997. The allocation of greater resources to merger and acquisition activities during the most recent quarter also contributed to the decrease in consolidated revenue.

          Gross margin decreased $253,000, or 21%, to $955,000, and amounted to 34% of sales, in the third quarter of fiscal 1997, compared to $1,208,000, or 37% of sales, in the third quarter of fiscal 1996. The decline in revenues accounted for 62% of the reduction in gross margin. Furnace sales, which have a lower gross profit margin, comprised a larger percentage of the total revenue. This less profitable product mix and the spreading of the fixed portion of manufacturing costs over the reduced sales volume accounted for the remaining 38% of the decline in gross margin.

          The selling, general and administrative expenses for the third quarter of fiscal 1997 were $210,000 higher than in comparable period of last fiscal year. The increased expenses primarily from expanded overhead costs related to the larger office and manufacturing facilities in The Netherlands and increased selling, marketing and installation activities on a world-wide basis. Research and development costs were $36,000 lower than in the three months ended June 30, 1996, as the Company's photo-CVD research has slowed pending the delivery of higher intensity lamps that are required for that research.

Income (Loss) From Continuing Operations.
-----------------------------------------

         As a result of the above, for the three months ended June 30, 1997, the Company had an operating loss of $39,000 as compared to operating income of $388,000 for the third quarter of fiscal 1996.

          The income from continuing  operations  includes the operating  profit
(loss) from continuing operations discussed above, net interest income, and the provision for income taxes. During the third quarter of the current fiscal year, net interest income was $39,000, just $310 less than in the corresponding quarter of the preceding year.

          Income tax expense decreased $150,000, because income for the three months ended June 30, 1997 was break-even. The $150,000 provision for income tax for the third quarter of fiscal 1996 is approximately $5,000 more than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income. As a result of the above, continuing operations produced income of $701 for the 1997 period, compared to $278,000, or $.05 per share, recognized during the corresponding quarter of fiscal 1996.

Discontinued Operations.
------------------------

          As a result of the December 1995 sale of the technical contract personnel segment, there was no income from discontinued operations in the second quarter of fiscal 1997 or 1996. However, during the third quarter of fiscal 1996, there was an adjustment increasing the gain on disposition of that segment of the business by $23,834.

Total Company.
--------------

          The three months ended June 30, 1997, resulted in a net income of $701, compared to a net income of $302,000, or $.05 per share, in the second quarter of fiscal 1996. The most significant factors contributing to the reduction in earnings was the $426,000 decrease in sales and the less favorable product mix discussed above and the resulting decline in gross margins.


NINE MONTHS ENDED JUNE 30,
1997 vs. 1996

Continuing Operations.
----------------------

          Revenues increased 17% to $7,396,000 during the first nine months of fiscal 1997, from $6,311,000 for the first nine months of fiscal 1996. The higher revenues were made possible by the expanded production capacity of The Netherlands operations resulting from larger facilities and the hiring of new employees. This increase also results from the Company's success in further penetrating the horizontal diffusion furnace market.

          Gross margin increased $205,000, or 10%, to $2,325,000, during the first nine months of fiscal 1997, from $2,120,000 in the comparable period in fiscal 1996. The increase in gross margin related to the higher volume of shipments was partially offset by the lower gross margin as a percentage of sales resulting from a less favorable product mix. While spreading the fixed portion of manufacturing costs over the higher sales volume caused such costs to decrease as a percentage of sales, this benefit was offset by a product mix with a higher material cost content than in the prior year. As a result, gross margins as a percentage of revenue were 31% during the first nine months of fiscal 1997, compared to 34% during the comparable period in fiscal 1996.

          The selling and general expenses of the semiconductor segment for the first nine months of fiscal 1997 were $314,000 higher than in the comparable period of last fiscal year. The increased expenses primarily resulted from expanded sales, marketing and field service activities on a world-wide basis in order to promote the entire product line, with the greatest emphasis on the horizontal diffusion furnace developed in The Netherlands. The costs associated with the larger facilities in The Netherlands, including the costs of re-locating the operations to Heerde, contributed to the increase. These increases were partially offset by reductions in the sales and marketing costs of the U.S. based operations associated with the decision to defer the introduction of low-cost furnaces.

          Research and development costs were $23,000 lower than in the three quarters ended June 30, 1996, as the Company's photo-CVD ("chemical vapor deposition") research has slowed pending the delivery of higher intensity lamps that are required for that research.

          Because the Company disposed of its interest in the Korean joint venture, Seil Semicon, Inc., and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred last year, a $115,000 gain was recorded in the first quarter of fiscal 1997. This gain offset much of the increase in expenses discussed above.

Income From Continuing Operations.
----------------------------------

          For the first nine months of fiscal 1997, the operating profit from continuing operations was $108,000 as compared to $79,000 for the first three quarters of fiscal 1996. This improvement results from the gain on the disposition of the Company's interest in Seil Semicon, Inc.

          The income from continuing operations includes the operating profit, discussed above, net interest income, and the provision for income taxes. Net interest income declined by $35,000 during the first nine months of fiscal 1997, as interest bearing investments were liquidated to finance the growth in accounts receivable associated with the higher sales volume.

          During the first nine months of fiscal 1997 there was income tax expense of $75,000, compared to an income tax expense of $100,000 reported for the corresponding period of fiscal 1996. The $100,000 income tax expense for the first three quarters of fiscal 1996 is approximately $16,000 greater than would result from applying the statutory rates to the before tax loss, because of the effects of the permanent differences between financial and taxable income. The income tax expense in the first three quarters of fiscal 1997 is approximately $7,000 less than what would result by applying the statutory rates to the before tax income, as the disposition of the Korean joint venture allowed the Company realized in the current year a tax benefit from the equity in losses recognized for financial statement purposes in fiscal 1996. This benefit was partially offset by differences between financial and taxable income as reflected in the Company's estimated effective tax rate which was applied to pre-tax book income for the fiscal year.

          As a result of the above, continuing operations produced net income of $166,000, or $.04 per share, in the first nine months of fiscal 1997, representing an improvement of $19,000, from the net loss of $147,000, or $.04 per share, reported in the first nine months of fiscal 1996.

Discontinued Operations.
------------------------

          Operating profits of the technical contract personnel business were $22,000 in the first nine months of fiscal 1996. There was no comparable income in the current year because of the sale of this discontinued operation during December 1995.

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

Total Company
-------------

For the nine months ended June 30, 1997 there was net income of $166,000, or $.04 per share, as compared to net income of $453,000, or $.09 per share, for the comparable period of fiscal 1996. The net income for the first nine months of last fiscal year was generated entirely by the sale of the discontinued operations.

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

                                     PART II

Item 1.  Legal Proceedings.
         -----------------

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None.


Item 5.  Other Matters
         -------------

               On July 1, 1997, the Company acquired substantially all of the assets and related operating liabilities of P.R. Hoffman Machine Products Corporation, a Carlisle, Pennsylvania-based corporation ("P.R. Hoffman") (the "Acquisition"). P.R. Hoffman will be operated through the Company's wholly owned subsidiary, P.R. Hoffman Machine Products, Inc. and is expected to remain headquartered in Carlisle.

               P.R. Hoffman specializes in developing, manufacturing and marketing double sided precision lapping and polishing machines and related products including carriers and semiconductor polishing templates. Double sided lapping and polishing machines are designed to process wafer type products such as semiconductor silicon wafers, computer disk media, and ceramic components for wireless communication devises to exact tolerances of thickness, flatness, parallelism and surface finish. Carriers, which are produced by P.R. Hoffman for its own machines as well as for competitors' systems, consist of holders where silicon wafers are nested during the lapping and polishing process. P.R. Hoffman also produces an assortment of plates, gears, parts and wear items for its machines as well as for the machines of competitors.

               Management believes that the addition of P.R. Hoffman's product line to the Company's existing products (used primarily by customers in the manufacture of semiconductors) will enable the Company to offer a more diversified product line, provide a variety of possible solutions for new and existing customers, enhance the Company's ability to serve its customers and markets, and enable the Company to access markets currently served by P.R. Hoffman with the Company's technology and product line. In addition, management believes that the Company's larger and more established international operations will enhance and accelerate P.R. Hoffman's ability to distribute its products internationally.

               The aggregate consideration paid by the Company in connection with the Acquisition was approximately $2,900,000, comprised of $2,435,000 cash, 32,338 unregistered shares of Common Stock, and the assumption of liabilities (approximately $400,000). The cash portion of the purchase price includes an estimate for a post-closing adjustment based upon P.R. Hoffman's June 30, 1997, balance sheet. The acquisition also provided for an earnout formula which, in the aggregate, could result in up to an additional $2 million payment to the seller. Under the terms of the earnout formula, P.R. Hoffman is entitled to fifty (50%) of P.R. Hoffman's pre-tax profits in excess of $800,000 per year for a period of five (5) years up to a cumulative maximum of $2 million. This additional purchase price will be treated as part of the purchase price to the extent earned.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

               a) EXHIBITS -
               Exhibit 10, Employment Agreement between Company and Jong S. Whang, President and Chief Executive Officer, dated 28th day of February, 1997.

               The Company also incorporates by this reference the exhibits filed with the Company's Form 8-K dated July 8, 1997

               b) Reports of Form 8-K
               The Company did not file any reports on Form 8-K during three months ended June 30, 1997


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

                                        DATED:  August 19, 1997