Form 10-K/A
period 1997-09-30
AMTECH SYSTEMS INC
filed 1998-02-04
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
                                                   -----------------------------

         The undersigned registrant hereby amends its Form 10-K for the fiscal year ended September 30, 1997, as follows:

         Part III, Items 10-13 are hereby amended as follows:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Officers

         The following table sets forth information regarding the officers, directors and director nominees of the Company, including biographical data for at least the last five years.


Name                    Age     Positions with the Company
----                    ---     --------------------------

Jong S. Whang           52      President, Chief Executive Officer and Director

Robert T. Hass          47      Vice President-Finance, Chief Financial Officer,
                                Treasurer, Secretary and Director

Donald F. Johnston      72      Director

Alvin Katz              68      Director

Bruce R. Thaw           45      Director


         JONG S. WHANG has been President, Chief Executive Officer and a Director since the inception of the Company and was one of its founders. Mr. Whang's responsibilities as President include the sales effort for the Company's semiconductor equipment business and development of new products and business opportunities in that industry. He has twenty-four years of experience in the semiconductor industry including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., initially as a technician working with chemical vapor deposition (CVD) and later as manager of the quartz fabrication plant with responsibility of providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981 he left U.S. Quartz to found the Company.

         ROBERT T. HASS has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company since June 3, 1992. Mr. Hass has been a Director of the Company since February 29, 1996. From 1991 until May, 1992, he operated a financial consulting practice under the name of Hass Financial Consulting Services, a sole proprietorship. From 1985 to 1991, Mr. Hass served as Director of Accounting Services and then Controller for Lifeshares Group, Inc., a holding company which owned and operated real estate development and insurance subsidiaries, and from 1988 to 1991 served as Controller and Chief Accounting Officer of some of those subsidiaries. From 1984 to 1985, he served as Vice President-Finance and Treasurer of The Victorio Company, a privately owned holding company which owned and operated agriculture, chemical, commercial real estate brokerage, marketing research, and commodities futures brokerage businesses. From 1977 to 1984, he was employed in various capacities including Vice President, Chief Financial Officer and Treasurer by Altamil Corporation, then a public company, which manufactures truck equipment, wirebound containers, and precision aluminum forgings. From 1972 to 1977, he was employed as an auditor with Ernst & Ernst, now known as Ernst & Young. He is a Certified Public Accountant.

         DONALD F. JOHNSTON has been a Director since April 9, 1994, and also served as a Director from March, 1983 to December 1992. He is not otherwise employed by the Company. He was

President and Chief Executive Officer of JAI, Inc., a management consulting firm, from 1985 to March 1993. From 1985 to March 1993, when he retired, he acted as marketing and management consultant to companies in the electronics industry. From November, 1983 until October, 1985, he was President of Process Control, Inc. of Tempe, Arizona. He has held senior management positions with Montgomery Ward & Co. and the Hotpoint Division of the General Electric Company. He has also served as the Vice-President of B.F. Goodrich and the Philco Ford Division of the Ford Motor Company. Mr. Johnston also served as President of Mirco, Amstar Electronics, and Hera Investment Co.

         ALVIN KATZ has been a Director since May 1, 1995. Since 1981 he has been an adjunct professor of business management at the Florida Atlantic University in Boca Raton, Florida. From 1991 until the company was sold in September, 1992, he was Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacture of pollution monitoring equipment. From 1957 to 1976, Mr. Katz was employed by United Parcel Service holding various managerial positions, including District Manager and Corporate Manager of Operations, Planning, Research and Development. He is also a Director of Blimpie International, a fast food franchisor, Nastech Pharmaceutical Company, Inc., a company engaged in research, development and marketing of nasally delivered pharmaceuticals, BCT International, Inc., a franchisor of wholesale thermography printing plants, OZO Diversified Technology, Inc., a manufacturer of depaneling equipment for the semiconductor industry, and Micron Instruments, Inc., a manufacturer of infrared temperature measurement devices, all of which are publicly held corporations.

         BRUCE R. THAW has been a Director since May 1, 1995. Mr. Thaw has been a practicing attorney since 1978. Since 1995, Mr. Thaw has been a self-employed attorney, and from 1984 to 1995, he was a partner in the law firm of Abrams & Thaw. Mr. Thaw is also a Director of Information Resource Engineering, Inc., a public traded company that designs, manufactures and markets computer network security systems and products. Mr. Thaw does not render legal services to the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers as well as persons beneficially owning more than 10% of the Company's Common Stock, to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that between October 1, 1996 and September 30, 1997 all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that reports were not filed to reflect automatic option grants received by Messrs. Johnston and Katz arising under the Company's Non-Employee Directors Stock Option Plan.

ITEM 11.          EXECUTIVE COMPENSATION


         The following table sets forth annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995, of the Company's Chief Executive Officer, and the other most highly compensated executive officers of the company who received annual compensation exceeding $100,000 during such periods (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                      Annual  Compensation
                              ------------------------------------
     Name and        Fiscal                         Other Annual     All Other
Principal Position    Year    Salary    Bonus      Compensation(2)  Compensation
------------------    ----    ------    -----      ---------------  ------------

Jong S. Whang         1997   $139,615  $33,994(1)         -           $3,693(3)
President and Chief   1996    100,000   59,870            -            3,106
Executive Officer     1995     95,000   48,657            -            2,815

Robert T. Hass        1997     89,838   10,771            -            1,935(4)
Vice President
  - Finance



---------------------

(1) On February 24, 1989, the Board of Directors approved an incentive compensation plan for Mr. Whang, which provides for an annual cash bonus equal to 2% of the annual profits of the Company before taxes and extraordinary items; plus 2% of the amount by which the revenues of the Company' s semiconductor equipment business in each year exceed such revenues for the previous year. It is a condition to the payment of any bonus that Mr. Whang have been continually employed by the Company and that the Company have realized a profit after the payment of the bonus. On February 28, 1997, Mr. Whang entered into an employment contract with the Company, which contract incorporated Mr. Whang's incentive compensation plan and added additional bonus eligibility criteria. See "Employment Contracts with Executive Officers," below.

(2) Other compensation to Messrs. Whang and Hass, consisting of the use of a Company car, vacation pay and other perquisites, did not exceed $50,000 or 10% of base compensation during any fiscal year covered by this table.

(3) Amount includes annual insurance premiums of $225 paid on whole-life insurance for the benefit of Mr. Whang's spouse and Company matching contribution in the Amtech Systems, Inc. 401(k) Savings Plan (the "401(k) Plan") for Mr. Whang of $3,438.

(4) Amount represents Company matching contribution in the 401(k) Plan for Mr. Hass.

Option Grants

         The table shown below contains information on grants of stock options during the 1997 fiscal year to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                 Individual Grants
                ------------------------------------------------------------  Potential Realizable Value
                Securities                               Stock                at Assumed Annual Rates of
                Underlying    % of Total               Price on                Stock Price Appreciation
                  Options   Options Granted  Exercise   Date of                   for Option Term(3)
                  Granted    to Employees      Price     Grant    Expiration  --------------------------
     Name           (#)         in 1997       ($/sh)    ($/sh)      Date       0%       5%        10%
--------------  ----------  ---------------  --------  ---------  ----------  ----   --------   --------
Jong S. Whang   207,584(1)        77%         $2.50      $2.50      2/28/07    -     $326,371   $827,089
                                              (2)
Robert T. Hass    2,500(4)         1           2.50       2.50      2/28/07    -        3,931      9,961
                                              (2)


(1) All options were granted to Mr. Whang on February 28, 1997 under the applicable Stock Option Plan. The options granted become exercisable as follows: 20% on February 28, 1998, and an additional 20% on each one year anniversary thereafter. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company or a reorganization, merger or consolidation in which all or substantially all prior shareholders do not continue to own more than 60% of the outstanding shares of common stock and voting securities; (ii) the sale of all or substantially all of the assets of the Company; or (iii) the occurrence of a change in control of the Company. In addition, Mr. Whang's options accelerate upon the Company's termination of Mr. Whang without cause. See "Employment Contracts with Executive Officers."

(2) The exercise price was set at 100% of closing price ($2.50) of the Company's Common Stock on grant day (February 28, 1997), as reported on the Nasdaq SmallCap Market.

(3) Reflects the value of the stock option on the date of grant assuming (i) for the 0% column, no appreciation in the Company's stock price from the date of grant over the term of the option, (ii) for the 5% column, a five percent annual rate of appreciation in the Company's stock price over the term of the option, and (iii) for the 10% column, a ten percent annual rate of appreciation in the Company's stock price over the term of the option, in each case without any discounting to present value. The actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock. Accordingly, the amounts reflected in this table may not necessarily be indicative of the actual results obtained.

(4) All options were granted to Mr. Hass on February 28, 1997 under the applicable Stock Option Plan. The options granted become exercisable as follows: 20% on the date of grant and an additional 20% on each one year anniversary thereafter.

Option Exercises

         The following table shows the stock options exercised by the Named Executive Officers during fiscal year 1997 and the value of stock options held by him, as of the end of fiscal year 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                              Number of Unexercised           Value of Unexercised
                                                     Options                       In-the-Money
                                              at September 30, 1997       Options at September 30, 1997
                  Shares                    --------------------------    -----------------------------
                Acquired on      Value
Name            Exercise (#)    Realized    Exercisable  Unexercisable     Exercisable  Unexerciseable
-------------   ------------    --------    -----------  -------------     -----------  --------------
Jong S. Whang      10,000        $13,550         -          207,584            $0          $38,922


Amendment or Repricing of Options

         During fiscal year 1997, the Company did not amend or reprice any of its stock options held by executive officers of the Company.

Compensation of Directors

         Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Non-employee directors receive fees of $700 per Board meeting attended and $250 per committee meeting attended. In addition, under the Company's Non-Employee Directors Stock Option Plan, each outside director receives an annual grant of options to purchase 6,000 shares of Common Stock. The exercise price of the options is the fair market value of Common Stock on the date of grant and each option has a term of ten years and becomes exercisable in three equal installments commencing on the first anniversary of the date of grant and continuing for the two successive anniversaries thereafter. In the event of the disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of twelve months following the date such person ceased to be a director, but only to the extent such option was exercisable on the date the director ceased to be a director.

Employment Contracts with Executive Officers

         On February 28, 1997, the Company entered into a five (5) year employment agreement with its President, Jong S. Whang. Under the terms of the agreement, Mr. Whang receives an annual salary of $155,000, with annual increases of at least 5% to be determined by the Board of Directors at the end of each year of the agreement. He is entitled to receive the following additional annual incentive cash compensation of up to fifty percent (50%) of his base salary, to be calculated as follows: (i) a bonus equal to 2% of the annual earnings of the Company before taxes and extraordinary items, and (ii) a bonus equal to 2% of the amount by which the revenues of the Company's semiconductor equipment business in each year exceeds such revenues for the previous year. During fiscal year 1997, Mr. Whang earned a cash bonus of $33,994 pursuant to the foregoing formula. It is a condition to the payment of any cash bonus that Mr. Whang shall have been continuously employed by the Company and that the total of all cash and stock bonuses is limited to 10% of the Company's pre-tax earnings for that year. Profits are determined without taking into account the first $3,200,000 expended or invested by the Company in the development of the proposed photo-assisted CVD product. In addition, Mr. Whang was granted 207,584 stock options pursuant to the agreement. These options were granted on February 28, 1997 and vest at the rate of twenty percent (20%) per full year of service over a five year period. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company or a reorganization, merger or consolidation in which all or substantially all prior shareholders do not continue to own more than 60% of then outstanding shares of common stock and voting securities, (ii) the sale of all or substantially all of the assets of the Company, or (iii) the occurrence of a change in control of the Company as discussed in the agreement. The agreement also contains confidentiality and non-compete provisions. If Mr. Whang is terminated other than for "cause," he is entitled to receive as severance pay salary, incentive compensation and vacation accrued through the date of termination plus the greater of $155,000 or the balance of his compensation to the end of the term of the employment agreement computed using the latest applicable salary rate without consideration of any reductions in base pay below $155,000. Mr. Whang is also entitled to participate in any benefit plans generally available to employees of the Company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

         The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of January 16, 1998, by
(i) each director and each nominee for director of the Company, (ii) each officer of the Company, and (iii) all officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investing power with respect to the shares indicated as being beneficially owned.

                                                   Shares of Common Stock
                                                     Beneficially Owned
                                           ------------------------------------
                                             Number of Shares       Percent of
Name and Address(1)                        Beneficially Held(2)    Ownership(3)
----------------                           --------------------    ------------

Jong S. Whang                                   140,493(4)             3.3%

Bruce R. Thaw                                    53,000(5)             1.3%

Donald F. Johnston                               13,250(6)              *

Robert T. Hass                                   16,500(7)              *

                                                   Shares of Common Stock
                                                     Beneficially Owned
                                           ------------------------------------
                                             Number of Shares       Percent of
Name and Address(1)                        Beneficially Held(2)    Ownership(3)
----------------                           --------------------    ------------

Alvin Katz                                      132,000(8)             3.1%

Directors and executive officers as a group     355,243(9)             8.5%
(1)(2)(3)(4)(6)(7)(8)

------------------------

*    Less than 1%.

(1) The address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2) Mr. Whang is the Company's President, CEO and a director. Mr. Hass is the Vice President-Finance, Chief Financial Officer, Treasurer, Secretary and a director. Messrs. Johnston, Katz and Thaw are presently directors.

(3) The shares and percentages shown include the shares of Common Stock actually owned as of January 16, 1998, and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of Common Stock that the identified person had the right to acquire within 60 days of January 16, 1998 upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4) Includes (i) 18,976 shares held jointly with Mr. Whang's spouse and (ii) 41,517 shares issuable upon the exercise of presently exercisable options, with an exercise price of $2.50 per share.

(5) Includes 12,000 shares issuable upon exercise of presently exercisable options with exercise prices of $2.24 per share for 10,000 of these shares and $2.50 per share for the remaining 2,000 shares, and warrants to purchase 4,000 shares of Common Stock at an exercise price of $2.25 per share. Also includes 9,000 shares outstanding and 5,000 shares issuable upon exercise of warrants, all of which are held by Mr. Thaw's spouse.

(6) Includes 12,000 shares issuable upon the exercise of presently exercisable options, with exercise prices of $1.75 per share for 10,000 of these shares and $2.50 per share for the remaining 2,000 shares.

(7) Includes 10,000 shares issuable upon the exercise of presently exercisable options, with an exercise price of $.63 per share. Excludes stock bonus grants for 4,000 shares that do not vest within 60 days of January 16, 1998.

(8) Includes 12,000 shares issuable upon the exercise of presently exercisable options, with exercise prices of $2.24 per share for 10,000 of these shares and $2.50 per share for the remaining 2,000 shares.

(9) Includes 91,517 shares issuable upon exercise of presently exercisable options and 4,000 shares issuable upon exercise of outstanding warrants.

Security Ownership of Certain Beneficial Owners

         There are no persons known to the Company who beneficially own more than 5% of the outstanding Common Stock of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company did not have any transactions during fiscal 1997 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than five (5) percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMTECH SYSTEMS, INC.

February 3, 1998                     By  /s/ Jong S. Whang
                                       -----------------------------------------
                                             Jong S. Whang, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                            Title                            Date
---------                            -----                            ----

  /s/ Jong S. Whang        Chairman of the Board,               February 3, 1998
-------------------------  President
Jong S. Whang              (Chief Executive Officer)


  /s/ Robert T. Hass       Vice President-Finance               February 3, 1998
-------------------------  (Chief Financial
Robert T. Hass             & Accounting Officer)


  /s/ *                    Director                             February 3, 1998
-------------------------
Donald F. Johnston

  /s/ *                    Director                             February 3, 1998
-------------------------
Alvin Katz

  /s/ *                    Director                             February 3, 1998
-------------------------
Bruce R. Thaw


*By:  /s/ Jong S. Whang                                         February 3, 1998
    ----------------------
    Jong S. Whang
                                       10