Form 10-Q
period 1997-12-31
AMTECH SYSTEMS INC
filed 1998-02-17
CIK 720500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:  December 31, 1997
                           ----------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission File Number: 0-11412
                                                ----------

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


                                4,190,456 Shares
--------------------------------------------------------------------------------
                       Outstanding as of December 31, 1997

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements


         Condensed Consolidated Balance Sheets
       December 31, 1997 and September 30, 1997............................  3

         Condensed Consolidated Statements of Operations -
       Three Months Ended December 31, 1997 and 1996.......................  4

         Condensed Consolidated Statements of Cash Flows
       Three Months Ended December 31, 1997, and 1996......................  5

         Notes to Condensed Consolidated Financial Statements..............  6



     Item 2. Management's Discussion and Analysis of  Financial
      Condition and Results of Operations..................................  9
            Results of Operations..........................................  9
            Financial Condition and Working Capital ....................... 11
            Liquidity and Capital Resources................................ 11
            FORWARD-LOOKING STATEMENTS..................................... 13



PART II. OTHER INFORMATION.


     Item 1. Legal Proceedings............................................. 14


     Item 4. Submission of Matters to a Vote of Security Holders........... 14


     Item 6. Exhibits and Reports on Form 8-K.............................. 14



SIGNATURES................................................................. 14

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,  September 30,
                                                          1997          1997
                                                     ------------  -------------
                                                     (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                            $ 1,810,010   $ 1,395,849
 Short-term investments                                      --         579,191
 Accounts receivable, net                               3,029,333     2,983,573
 Inventories                                            2,080,620     2,062,052
 Deferred income taxes                                    277,000       273,000
 Prepaid expenses                                         145,136        85,820
                                                      -----------   -----------
          Total current assets                          7,342,099     7,379,485
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Land, building and leasehold improvements              633,415       629,604
   Equipment and machinery                                845,483       785,142
   Furniture and fixtures                                 735,134       726,365
                                                      -----------   -----------
                                                        2,214,032     2,141,111
Less: accumulated depreciation and amortization           842,627       781,078
                                                      -----------   -----------
                                                        1,371,405     1,360,033
                                                      -----------   -----------
PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, at amortized cost                             596,856       561,238

OTHER ASSETS                                               47,845        54,336
                                                      -----------   -----------
                                                      $ 9,358,205   $ 9,355,092
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                    $   911,537   $   935,338
  Accrued liabilities:
    Compensation and related taxes                        480,554       471,604
    Warranty and installation expenses                    292,357       369,868
    Other accrued liabilities                             214,909       208,355
  Income taxes payable                                    125,000       123,000
                                                      -----------   -----------
          Total current liabilities                     2,024,357     2,108,165
                                                      -----------   -----------

LONG-TERM OBLIGATIONS                                     312,696       318,721
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued               --            --
  Common stock; $.01 par value; 100,000,000 shares
    authorized; 4,190,456 shares issued and outstanding
   (4,185,106 at September 30, 1997)                       41,905        41,850
  Additional paid-in capital                            7,353,612     7,345,187
  Cumulative foreign currency translation adjustment     (309,327)     (284,453)
  Accumulated deficit                                     (65,038)     (174,378)
                                                      -----------   -----------
          Total stockholders' equity                    7,021,152     6,928,206
                                                      -----------   -----------
                                                      $ 9,358,205   $ 9,355,092
                                                      ===========   ===========

           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Three Months Ended December 31, 1997 and 1996

                                                       Three Months Ended
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)

Net revenue                                         $ 4,060,826     $ 2,007,520
Cost of product sales                                 2,731,814       1,338,603
                                                    -----------     -----------
         Gross profit                                 1,329,012         668,917

Selling and general                                   1,089,294         578,400
Gain on disposition of Korean joint venture                --          (115,487)
Research and development                                 68,494          75,571
                                                    -----------     -----------
        Operating profit                                171,224         130,433

Interest income-net                                      18,116          47,025
                                                    -----------     -----------
Income from continuing
   operations before income taxes                       189,340         177,458
Income tax provision                                     80,000          57,000
                                                    -----------     -----------

NET INCOME                                          $   109,340     $   120,458
                                                    ===========     ===========



EARNINGS PER SHARE :
  Basic                                             $       .02     $       .03
  Diluted                                           $       .02     $       .02


Weighted average outstanding shares                   4,190,456       4,141,668

Weighted average common and
   common equivalent shares outstanding               4,713,839       5,171,007

           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Three Months Ended December 31, 1997 and 1996

                                                           Three Months Ended
                                                         -----------------------
                                                             1997        1996
                                                         ----------- -----------
                                                         (Unaudited) (Unaudited)

OPERATING ACTIVITIES:
  Net income                                             $  109,340  $  120,458
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                          83,499      49,910
      Inventory and accounts receivable write-offs           11,241      21,159
      Gain on disposition of Korean joint venture              --      (115,487)
      Deferred tax expense (benefit)                         (4,000)      6,000
   Decreases (increases) in operating assets:
      Accounts receivable                                   (66,242)   (183,330)
      Inventories, prepaids and other assets               (147,224)     35,112
   Increases (decreases) in operating liabilities:
      Accounts payable                                      (14,509)    (96,337)
      Accrued liabilities                                   (56,019)    (24,567)
      Income taxes payable                                    2,000      (9,000)
                                                         ----------  ----------
   Net cash Provided by (Used In) Operating Activities      (81,914)   (196,082)
                                                         ----------  ----------

INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments - net    579,191    (978,614)
  Proceeds from disposition of (Investment in)
    unconsolidated Korean joint venture                        --       475,047
  Proceeds from sale of assets                                2,225        --
  Purchases of property, plant and equipment                (88,067)   (102,883)
                                                         ----------  ----------
    Net Cash Provided by (Used in) Investing Activities     493,349    (606,450)
                                                         ----------  ----------

FINANCING ACTIVITIES:
  Proceeds from stock options exercised                       8,480      21,600
  Proceeds from (Payments on) mortgage loan                  (2,042)     (4,707)
                                                         ----------  ----------
    Net Cash Provided By Financing Activities                 6,438      16,893
                                                         ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES                              (3,712)     (8,483)
                                                         ----------  ----------

CASH AND EQUIVALENTS
  Net increase (decrease)                                   414,161    (794,122)
  Beginning of year                                       1,395,849   1,994,217
                                                         ----------  ----------

END OF QUARTER CASH AND EQUIVALENTS                      $1,810,010  $1,200,095
                                                         ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                            $    4,033  $    4,908
     Income taxes, net of refunds                            82,000      60,000

           See accompanying notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1997


(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc., and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc., formed July 1, 1997 (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. In the opinion of management these financial statements include all adjustments which are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 1997 and September 30, 1997 and the consolidated results of its operations and its consolidated cash flows for the three months ended December 31, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, which is incorporated herein by reference.

         The consolidated results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.


(2)      Inventories
         -----------

          The components of inventories are as follows:

                                                 December 31,     September 30,
                                                     1997             1997
                                                 ------------     -------------
       Purchased parts and
        raw material                              $1,155,017         $995,850
       Work-in-process                               466,515          618,295
       Finished goods                                459,088          447,907
                                                  ----------       ----------
                                Totals            $2,080,620       $2,062,052
                                                  ==========       ==========

(3)     INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
        ---------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers' plan was to operate a silicon test wafer reclaiming business through Seil Semicon, Inc. During the fourth quarter of fiscal 1996, it was determined that the joint venture required significantly more capital than originally anticipated. In the first quarter of fiscal 1997, the Company disposed of its interest in the joint venture because management believed that raising the Company's commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $475,000 during December 1996, in exchange for its interest in the joint venture, thereby recovering its investment and related expenses. Because the Company disposed of its interest in the joint venture and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred in fiscal 1996, a $115,000 gain was recorded in the first quarter of fiscal 1997.


(4)      EARNINGS PER SHARE
         ------------------

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 in the quarter ended December 31, 1997. Statement No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with Basic EPS and fully diluted EPS with diluted EPS and requires dual presentation of basic and diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption was not permitted. All prior period EPS data have been restated to conform to Statement No. 128. The effect of this accounting change was to decrease the EPS reported for the three months ended December 31, 1996, by $.01, from $.03 fully diluted EPS to $.02 diluted EPS. Basic EPS was the same as primary EPS for the first quarter of last year.


                                                    Three Months Ended
                                                        December 31,
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
             Net income                         $  109,340      $  120,458
             After-tax amortization of
              contingent goodwill                   (8,113)          --
                                                ----------      ----------
             Income used in calculation         $  101,227      $  120,458
                                                ==========      ==========

                                                     Continued on next page.....

         ------------------------------


                Weighted average shares:
                 Common shares outstanding       4,190,456       4,141,668
                 Common equivalent shares,
                 issuable upon exercise of
                 Warrants and stock options (1)    523,383       1,029,339
                                                ----------      ----------
                                                 4,713,839       5,171,007
                                                ==========      ==========

                Basic net income per share          $  .02          $  .03
                                                    ======          ======

                Diluted net income per share        $  .02          $  .02
                                                    ======          ======

---------------------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. All shares that could potentially be dilutive in the future were included in the calculation.


(5)      ACQUISITION OF P. R. HOFFMAN
         ----------------------------

On July 1, 1997, the Company purchased substantially all of the assets of P. R. Hoffman Machine Products Corporation, an "S" corporation ("P. R. Hoffman") based in Carlisle, Pennsylvania. In addition to the purchase price paid in fiscal 1997, the Company will pay in either cash or stock an earn-out equal to 50% of the pre-tax income of the P. R. Hoffman, before amortization of goodwill, other expense arising from the application of purchase accounting and allocations of corporate expenses, ("Adjusted Income") in excess of $800,000 per year, during the five (5) fiscal years ending September 30, 2002. The maximum earn-out payable under the purchase agreement is $2 million. This additional purchase price will be treated as part of the purchase price to the extent earned and amortized over the remainder of the period ending June 30, 2012. Thus far into fiscal 1998, the annualized Adjusted Income of this operation has exceeded $800,000 by approximately $347,684. If Adjusted Income for fiscal 1998 equals the annualized Adjusted Income for the period ending December 31, 1997, the contingent purchase price to be paid for the first year of the earn-out will be $173,842. One-fourth of that amount, $43,461, has been recorded as additional goodwill during the first three months of fiscal 1998. All earnings per share amounts for fiscal 1998 include the estimated after-tax amortization of the total projected contingent consideration of $869,210 (five times the $173,842 projected for fiscal 1998).

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:

                                                 Three Months Ended
                                                     December 31,
                                               ---------------------
                                               1997             1996
                                               ----             ----

Net revenue                                   100.0%           100.0%
Cost of product sales                         (67.3)           (66.7)
                                              -----            -----
     Gross profit                              32.7             33.3

Selling and general expenses                  (26.8)           (28.8)
Research and development                       (1.7)            (3.8)
Gain on sale of joint venture                   --               5.8
                                              -----            -----
     Operating income                           4.2%             6.5%
                                              =====            =====



          Net Revenue. Net Revenue increased $2,053,000, or 102%, to $4,061,000 in the first quarter of fiscal 1998, from $2,008,000 of product sales reported in the first quarter of fiscal 1997. Diffusion products contributed $2,145,000 of the total revenue, a 7% increase from the comparable quarter of fiscal 1997. Manufacturing support services, which began operations in the fourth quarter of fiscal 1997, produced $225,000 of revenue. P. R. Hoffman, which produces double sided lapping and polishing machines, related consumables, and semiconductor wafer polishing templates ("wafer fabrication products") was acquired in the fourth quarter of fiscal 1997, produced revenue of $1,691,000 and is the primary reason for the increase in net revenue.

          Gross Profit. Gross profit for the three months ended December 31, 1997, was $1,242,000, $573,000 or 86% higher than in the first quarter of fiscal 1997. The gross profit on diffusion products was $684,000, or 55% of the total gross profit, 32% of diffusion product sales and an increase of $15,000 compared to the first quarter of fiscal 1997. As a percentage of sales, the gross profit from diffusion products was slightly lower in the first quarter of the current year, compared to the similar period in fiscal 1997, as labor and overhead costs have increased to accommodate future growth. Wafer fabrication products contributed $530,296 of gross profit and are the primary source of the increase in gross profit. Manufacturing support services also made a positive contribution to gross profit.

          The selling, general and administrative expenses for the first quarter of fiscal 1998 were $511,000 higher than in comparable period of last fiscal year. New operations (i.e. P. R. Hoffman and manufacturing support services) accounted for $291,000 of this increase. The diffusion business accounted for $220,000 of the increase in such expenses, which results from increased staffing in sales and marketing, added personnel to increase management depth and the costs associated with identifying and reviewing potential acquisitions. Despite the significant increase in selling, general and administrative expenses, they grew at a slower rate than revenue, and amounted to 26.8% of sales, two percentage points lower than the 28.9% for the first quarter of fiscal 1997.

          Research and development. Research and development costs were $7,000 lower than in the three months ended December 31, 1997. While the Company increased its photo-CVD research efforts by $16,000, in preparation for the delivery of higher intensity lamps, this was partially offset by lower costs as progress on other development projects was slowed due to the holidays. It is anticipated that the study of these modified lamps will continue until approximately October 1998.

          As a result of the above, operating profit for the first quarter of fiscal 1998 was $171,000, or 4.2% of revenue, compared to $130,000, or 6.5% of revenue for the first quarter of fiscal 1997. The operating profit for the first quarter of fiscal 1997 included a $115,000 gain from the disposition of the Korean joint venture for which there is no comparable item in the most recently completed quarter. Excluding that gain, operating profit for the first quarter of fiscal 1998, $171,000, or 4.2% of revenue, would be compared to $15,000, or
 .7% of revenue for the first quarter of fiscal 1997.

          Net income includes the operating profit discussed above, net interest income, and the provision for income taxes. During the first quarter of the fiscal 1998, net interest income was $18,000, a decrease of $29,000 from the corresponding quarter of the preceding year, due to the cash used in the acquisition of P. R. Hoffman. As a result, income before income taxes for the latest period was $189,000, compared to $177,000 in the first quarter of fiscal 1997.

          Income tax expense increased $23,000 and from 32% of pre-tax income to 42% pre-tax income this year. The increase was partially attributable to the state income taxes on the income of P. R. Hoffman, as the Arizona diffusion business has operating loss carryforwards, which are not available to P. R. Hoffman. Also, the $57,000 provision for income tax for the first quarter of fiscal 1997 was less than what would result from applying the statutory rates to the before tax income, because of the effects of the permanent differences between financial and taxable income.

          The three months ended December 31, 1997, resulted in a net income of $109,000, or $.02 per share, compared to $120,000, or $.03 per share, in the first quarter of fiscal 1997. As noted above, the most significant factor contributing to the decline in net income was that the first quarter of fiscal 1997 included the gain from the disposition of the Korean joint venture.


Financial Condition and Working Capital.
----------------------------------------

          As of December 31, 1997, the Company has $1,810,000 of readily available liquidity in the form of cash and cash equivalents and short-term investments, a decrease of $165,000 since September 30, 1997. During the three months ended December 31, 1997, working capital increased by $46,000 to $5,362,000, primarily due the positive results of the operations. Similarly, the current ratio improved slightly to 3.6:1 as of December 31, 1997, compared to 3.5:1 as of September 30, 1997. Cash and short-term investments comprise 19% of total assets and stockholders' equity is 75% of total capitalization. Management continues to believe that the level of liquidity and working capital are a reflection of the Company's strong financial condition.

Liquidity and Capital Resources.
--------------------------------

          Management believes the Company's liquidity is sufficient for its current operations. The Company is continuing to perform research on high intensity lamps to be used in conjunction with its patented photo-assisted chemical vapor deposition ("CVD") technology prior to making a decision regarding development of a commercial product incorporating that technology. See the management's discussion and analysis included in the Company's 1997 annual report on Form 10-K for further information regarding the Company's strategy for acquisitions and development of a product based upon the Company's CVD technology. The Company continues to evaluate potential product or business acquisitions that may complement its business. There can be no assurance of the sufficiency of existing working capital or the availability of any other source of financing necessary to permit the Company to pursue simultaneously both its acquisition strategy and to complete development of a photo-assisted CVD product.

          The semiconductor equipment order backlog was $5,300,000 as of December 31, 1997, compared to $2,480,000 as of December 31, 1996, an increase of $2,820,000. The growth in the order backlog reflects the $1,250,000 order backlog of P. R. Hoffman. Also, the backlog for the diffusion business increased $1,569,000, as last years order backlog was adversely effected by the earlier slow-down in the semiconductor industry. While orders are ordinarily filled within three to nine months of receipt, the current backlog includes approximately $800,000 of orders from one customer that may not be shipped until fiscal 1999.

          Several countries, predominantly in Asia, have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. During fiscal year 1997, the Company derived 27% of its sales from these countries. The turmoil in the Asian financial markets is expected to eliminate most, if not all, of the Company's sales of capital equipment into that region for at least all of fiscal 1998. These adverse conditions are expected to have the greatest impact on the high margin U.S. based portion of the diffusion product line, as the ATMOSCAN(R) and IBAL Automation products are believed to improve the customer's yields and efficiencies, but may not be viewed as an absolutely necessity, and therefore are the first types of equipment to be eliminated from customers' capital budgets. Indeed, prior to the intervention of the International Monetary Fund ("IMF"), the Company was expecting to receive a $1 million order from that region, which now will not be received during the foreseeable future. One domestic customer has informed the Company that a $1 million planned order would not be placed during the current fiscal year, as had been originally expected, due reduced demand for their products in the pacific rim. There could be other indirect, adverse effects of the Asian financial crisis, as a number of the Company's domestic and European customers consider Japan and Asia as very important markets. The Company's products are sold on a world-wide basis. Accordingly, the Company will attempt to offset the sales declines caused by the above factors by focusing more attention on other geographic regions. The fact that the sales of diffusion products for the first quarter increased by 7%, and the backlog for such products as of December 31, 1997 was $1,569,000 higher than at the same point in the previous year are encouraging and fiscal 1998 sales of those products are expected to exceed fiscal 1997 levels. However, there can be no assurance that the Company's sales of diffusion products and the related operating results will not be adversely affected. The Company's wafer fabrication products, which were acquired during fiscal 1997 have historically been less dependent on the Asian markets and include a much higher percentage of consumable products. In any event, the Company expects to be able to report higher sales in fiscal 1998 than in fiscal 1997 because the acquired business will be included for four quarters versus one quarter last year.

FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements. The forward-looking statements contained herein are based upon current expectations that involve a number of risks and uncertainties. The forward-looking statements are based upon a number of assumptions, including, without limitation, those enumerated in the related section of the Management's Discussion and Analysis included in the Company's 1997 annual report on Form 10-K, which are hereby incorporated by reference. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in such forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

                           None.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

                           None.


Item 5.  Other Matters.
         --------------

                           None.


Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits -

                           None.


                  (b) Reports on Form 8-K

                         The Company did not file any reports on Form 8-K during
the three months ended December 31, 1997.




                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMTECH SYSTEMS, INC.


                                  by /s/   Robert T. Hass
                                    ---------------------------------------
                                     Robert T. Hass, Vice-President and
                                     Chief Financial Officer
                                     DATED:  February 17, 1998