Form 10-Q/A
period 1997-12-31
AMTECH SYSTEMS INC
filed 1998-02-19
CIK 720500

FORM 10-Q/A
                                (Amendment No. 1)

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

     The undersigned Registrant hereby amends its Form 10-Q for the Quarter ended December 31, 1997, as follows:

     Exhibit 27 is hereby replaced in its entirety with the Exhibit 27 filed with this amendment. This filing is being made to correct an inadvertent error in the eps-primary figure previously disclosed in this schedule.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMTECH SYSTEMS, INC.


                                  by /s/   Robert T. Hass
                                    ---------------------------------------
                                     Robert T. Hass, Vice-President and
                                     Chief Financial Officer
                                     DATED:  February 19, 1998