Form 10-Q
period 1998-03-31
AMTECH SYSTEMS INC
filed 1998-05-14
CIK 720500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:  March 31, 1998
                             --------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

     Commission File Number:  0-11412
                              -------


                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Arizona                                               86-0411215
------------------------------                               ----------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 131 South Clark Drive, Tempe, Arizona                                   85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (602) 967-5146
        -----------------------------------------------------------------

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
                                       ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                          Common Stock, $.01 Par Value
             ------------------------------------------------------
                                (Title of Class)


                                4,202,556 Shares
             ------------------------------------------------------
                        Outstanding as of March 31, 1998

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION.

         Item 1. Financial Statements


         Condensed Consolidated Balance Sheets
           March 31, 1998 and September 30, 1997.............................  3

         Condensed Consolidated Statements of Operations -
           Three and Six Months Ended March 31, 1998 and 1997................  4

         Condensed Consolidated Statements of Cash Flows
           Six Months Ended March 31, 1998 and 1997..........................  5

         Notes to Condensed Consolidated Financial Statements................  6



         Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................  9
                Results of Operations........................................  9
                Financial Condition and Working Capital ..................... 11
                Liquidity and Capital Resources.............................. 11
                FORWARD-LOOKING STATEMENTS................................... 13



PART II. OTHER INFORMATION.


         Item 1. Legal Proceedings........................................... 14


         Item 4. Submission of Matters to a Vote of Security Holders......... 14


         Item 6. Exhibits and Reports on Form 8-K............................ 14



SIGNATURES................................................................... 15

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,    September 30,
                                                         1998           1997
                                                     -----------   -------------
                                                     (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                           $ 1,979,754    $ 1,395,849
 Short-term investments                                     --          579,191
 Accounts receivable, net                              3,211,789      2,983,573
 Inventories                                           2,215,365      2,062,052
 Deferred income taxes                                   318,000        273,000
 Prepaid expenses                                        120,589         85,820
                                                     -----------    -----------
          Total current assets                         7,845,497      7,379,485
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
   Land, building and leasehold improvements             623,971        629,604
   Equipment and machinery                               901,507        785,142
   Furniture and fixtures                                741,818        726,365
                                                     -----------    -----------
                                                       2,267,296      2,141,111
Less: accumulated depreciation and amortization          883,907        781,078
                                                     -----------    -----------
                                                       1,383,389      1,360,033
                                                     -----------    -----------
PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, at amortized cost                            545,235        561,238
                                                     -----------    -----------

OTHER ASSETS                                             100,605         54,336
                                                     -----------    -----------
                                                     $ 9,874,726    $ 9,355,092
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $ 1,226,952    $   935,338
  Accrued liabilities:
    Compensation and related taxes                       526,358        471,604
    Warranty and installation expenses                   309,021        369,868
    Other accrued liabilities                            171,346        208,355
  Income taxes payable                                   172,000        123,000
                                                     -----------    -----------
          Total current liabilities                    2,405,677      2,108,165
                                                     -----------    -----------

LONG-TERM OBLIGATIONS                                    303,320        318,721
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued              --             --
  Common stock; $.01 par value; 100,000,000 shares
    authorized; 4,202,556 shares issued and
    outstanding (4,185,106 at September 30, 1997)         42,026         41,850
  Additional paid-in capital                           7,345,730      7,345,187
  Cumulative foreign currency translation adjustment    (348,934)      (284,453)
  Retained Earnings (Accumulated deficit)                126,907       (174,378)
                                                     -----------    -----------
          Total stockholders' equity                   7,165,729      6,928,206
                                                     -----------    -----------
                                                     $ 9,874,726    $ 9,355,092
                                                     ===========    ===========

           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Six Months Ended March 31, 1998 and 1997


                        Three Months Ended March 31  Six Months Ended March 31,
                        ---------------------------  --------------------------
                             1998         1997          1998           1997
                         -----------   -----------   -----------    -----------
                         (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Net revenue              $ 4,738,521   $ 2,582,807   $ 8,799,347    $ 4,590,327
Cost of product sales      3,166,680     1,881,913     5,898,494      3,220,516
                         -----------   -----------   -----------    -----------
         Gross profit      1,571,841       700,894     2,900,853      1,369,811

Selling and general        1,143,276       629,402     2,232,570      1,207,802
Gain on disposition of
  Korean joint venture           --            --            --        (115,487)
Research and development      98,215        55,323       166,709        130,894
                         -----------   -----------   -----------    -----------
        Operating profit     330,350        16,169       501,574        146,602

Interest income-net           17,595        47,124        35,711         94,149
                         -----------   -----------   -----------    -----------
Net income before income
  taxes                      347,945        63,293       537,285        240,751
Income tax provision         156,000        18,000       236,000         75,000
                         -----------   -----------   -----------    -----------

NET INCOME               $   191,945   $    45,293   $   301,285    $   165,751
                         ===========   ===========   ===========    ===========




EARNINGS PER SHARE
(Note 4):
  Basic                  $       .05   $       .01   $       .07    $       .04
  Diluted                $       .05   $       .01   $       .07    $       .03



Weighted average
  outstanding shares       4,206,308     4,151,718     4,206,370      4,142,291

Weighted average common
   and common equivalent
   shares outstanding      4,236,077     4,221,577     4,291,997      4,851,997

           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended March 31, 1998 and 1997


                                                         Six Months Ended
                                                     --------------------------
                                                            1998           1997
                                                     -----------    -----------
                                                     (Unaduited)    (Unaduited)

OPERATING ACTIVITIES:
  Net income                                         $   301,285    $   165,751
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                      166,793        103,340
      Inventory and accounts receivable write-offs        24,038         33,324
      Gain on disposition of Korean joint venture           --         (115,487)
      Gain on sale of assets                              (2,241)          --
      Deferred tax expense (benefit)                     (45,000)       (45,000)
   Decreases (increases) in operating assets:
      Accounts receivable                               (297,820)    (2,018,875)
      Inventories, prepaids and other assets            (301,343)       (29,529)
   Increases (decreases) in operating liabilities:
      Accounts payable                                   308,529        609,503
      Accrued liabilities                                (24,809)       137,853
      Income taxes payable                                48,916         60,000
                                                     -----------    -----------
   Net cash Provided by (Used In) Operating
      Activities                                         178,348     (1,099,120)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Maturities of short-term investments - net             579,191        224,766
  Proceeds from disposition of
    unconsolidated Korean joint venture                     --          475,047
  Proceeds from sale of assets                             2,241           --
  Purchases of property, plant and equipment            (177,023)      (155,617)
                                                     -----------    -----------
    Net Cash Provided by Investing Activities            404,409        544,196
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from stock options exercised                      719         32,201
  Payments on mortgage loan                               (6,018)        (7,909)
                                                     -----------    -----------
    Net Cash Provided by (Used in) Financing
       Activities                                         (5,299)        24,292
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                            6,447        (23,665)
                                                     -----------    -----------

CASH AND EQUIVALENTS
  Net increase (decrease)                                583,905       (554,297)
  Beginning of year                                    1,395,849      1,994,217
                                                     -----------    -----------

END OF QUARTER CASH AND EQUIVALENTS                  $ 1,979,754    $ 1,439,920
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                        $     7,958    $     9,435
     Income taxes, net of refunds                        232,000         60,000

           See accompanying notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1998


(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products,
Inc., formed July 1, 1997 (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. In the opinion of management these financial statements include all adjustments which are necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1998 and September 30, 1997 and the consolidated results of its operations for the three and six months ended March 31, 1998 and 1997, and its consolidated cash flows for the six months ended March 31, 1998 and 1997.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, which are incorporated herein by reference.

         The consolidated results of operations for the three and six months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories
         -----------

         The components of inventories are as follows:

                                                      March 31,   September 30,
                                                        1998          1997
                                                     ----------    ----------

Purchased parts and
 raw material                                        $1,145,996    $  995,850
Work-in-process                                         568,685       618,295
Finished goods                                          500,684       447,907
                                                     ----------    ----------
                                      Totals         $2,215,365    $2,062,052
                                                     ==========    ==========

(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
         ---------------------------------------

         During the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which it would have a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. in return for a commitment to invest $500,000 in cash. The joint venturers' plan was to operate a silicon test wafer reclaiming business through Seil Semicon, Inc. During the fourth quarter of fiscal 1996, it was determined that the joint venture required significantly more capital than originally anticipated. In the first quarter of fiscal 1997, the Company disposed of its interest in the joint venture because management believed that raising the Company's commitment to $3 million, without obtaining majority control, was more risk than was appropriate for the Company. The Company received $475,000 during December 1996, in exchange for its interest in the joint venture, thereby recovering its investment and related expenses. Because the Company disposed of its interest in the joint venture and recovered its equity in the first year start-up losses and certain expenses related to that venture incurred during fiscal 1996, a $115,000 gain was recorded in the first quarter of fiscal 1997.


(4)      EARNINGS PER SHARE
         ------------------

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 in the quarter ended December 31, 1997. Statement No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS and requires dual presentation of basic and diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption was not permitted. All prior period EPS data have been restated to conform to Statement No. 128. Basic EPS was the same as primary EPS for the second quarter and the first six months of fiscal 1997. Diluted EPS was the same as fully diluted EPS reported for the second quarter of fiscal 1997. This accounting change reduced EPS reported on a diluted basis for the six months ended March 31, 1997 to $.03 per share, from the $.04 fully diluted EPS previously reported. EPS were calculated as follows:


                             Three Months Ended            Six Months Ended
                                  March 31,                    March 31,
                         --------------------------   --------------------------
                             1998           1997          1998           1997
                         -----------    -----------   -----------    -----------
Net income               $   191,945    $    45,293   $   301,285    $   165,751
After-tax amortization
 of contingent goodwill       (7,667)          --         (15,780)          --
                         -----------    -----------   -----------    -----------
Income used in
  the calculations       $   184,278    $    45,293   $   285,505    $   165,751
                         ===========    ===========   ===========    ===========

Weighted average
Shares outstanding:
-------------------
 Common shares             4,206,308      4,151,718     4,206,370      4,141,331
 Common equivalents
  issuable upon
  exercise of warrants
  and stock options(1)        29,769         69,859        85,627        710,666
                         -----------    -----------   -----------    -----------
                           4,236,077      4,221,577     4,291,997      4,851,997
                         ===========    ===========   ===========    ===========

Earnings Per Share:
-------------------
 Basic                   $       .05    $       .01   $       .07    $       .04
                         ===========    ===========   ===========    ===========

 Diluted                 $       .05    $       .01   $       .07    $       .03
                         ===========    ===========   ===========    ===========

-------------

(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants with an exercise price greater than the average market price during the quarter did not enter into the calculation.


(5)      ACQUISITION OF P. R. HOFFMAN
         ----------------------------

         On July 1, 1997, the Company purchased substantially all of the assets of P. R. Hoffman Machine Products Corporation, an "S" corporation based in Carlisle, Pennsylvania. In addition to the purchase price paid in fiscal 1997, the Company will pay in either cash or stock an earn-out equal to 50% of the pre-tax income of P. R. Hoffman, before amortization of goodwill, other expense arising from the application of purchase accounting and allocations of corporate expense ("Adjusted Income"), in excess of $800,000 per year, during the five (5) fiscal years ending September 30, 2002. The maximum earn-out payable under the purchase agreement is $2 million. This additional purchase price will be treated as part of the purchase price to the extent earned and amortized over the remainder of the period ending June 30, 2012. During the first six months of fiscal 1998, the annualized Adjusted Income of this operation has exceeded $800,000 by approximately $338,000. If Adjusted Income for fiscal 1998 equals the annualized Adjusted Income for the period ending March 31, 1998, the contingent purchase price to be paid for the first year of the earn-out will be $169,000. One-half of that amount, $85,000, has been recorded as additional goodwill during the first six months of fiscal 1998. All earnings per share amounts for fiscal 1998 include the estimated after-tax amortization of the total projected contingent consideration of $845,000 (five times the $169,000 projected for fiscal 1998).

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:

                                    Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                    ------------------      ------------------
                                     1998        1997        1998        1997
                                    ------      ------      ------      ------

Net revenue                          100.0%      100.0%      100.0%      100.0%
Cost of product sales                (66.8)      (72.9)      (67.0)      (70.2)
                                    ------      ------      ------      ------
     Gross profit                     33.2        27.1        33.0        29.8

Selling, general and                 (24.1)      (24.4)      (25.4)      (26.3)
 administrative expenses
Research and development              (2.1)       (2.1)       (1.9)       (2.8)
Gain on joint venture                 --          --          --           2.5
                                    ------      ------      ------      ------
     Operating profit                  7.0%         .6%        5.7%        3.2%
                                    ======      ======      ======      ======



          Net Revenue. The Company's net revenue for the quarter ended March 31, 1998 was $4,739,000, an increase of 83% over net revenue of $2,583,000 for the corresponding quarter of the previous fiscal year, and a 17% increase from the first quarter's revenue of $4,061,000. The Company's revenue for the six months ended March 31, 1998 was $8,799,000, an increase of 92% over revenue of $4,590,000 for the corresponding period of the previous fiscal year. Diffusion products, which accounted for 100% of the sales during the first two quarters of last fiscal year, accounted for 60% and 57% of the revenue for the three and six months ended March 31, 1998, respectively. Sales of diffusion products for the three and six months ended March 31, 1998, increased by 10% and 8%, respectively, over the comparable periods of the previous fiscal year. Manufacturing support services, which began operations in the fourth quarter of fiscal 1997, produced $233,000 of revenue during the second quarter of fiscal 1998 and $458,000 during the six months ended March 31, 1998. P. R. Hoffman, which was acquired in the fourth quarter of fiscal 1997, accounted for 78% and 80%, respectively, of the increase in consolidated revenue during the three and six months ended March 31, 1998.

          Gross Profit. The Company's gross profit increased 124% to $1,572,000 for the three months ended March 31, 1998, from $701,000 during the comparable period of the previous fiscal year. Approximately 22% of that increase was attributable to an increase in sales of the existing diffusion products, while new products and services, primarily P. R. Hoffman, accounted for 78% of the increase. Gross profit as a percentage of revenue was 33% in each of the first two quarters of fiscal 1998, compared to 27% in the second quarter of fiscal 1997. The year to year improvement in gross profits as a percentage of revenue is due to the improved product mix within the diffusion business and the addition of the P. R. Hoffman products, which have a higher gross margin than the average of the Company's diffusion products. Gross profit for the six months ended March 31, 1998 increased 112% to $2,901,000, from $1,370,000 in the first six months of fiscal 1997. The gross profit on diffusion products for the first six months of this fiscal year was $1,551,000, or 53% of the consolidated gross profit, 31% of diffusion product sales and an increase of 13%, or $181,000, compared to the first six months of fiscal 1997. Wafer fabrication products contributed $1,074,000 of the gross profit for the six months ended March 31, 1998 and are the primary source of the year-to-date increase in gross profit.

          The selling, general and administrative expenses for the second quarter of fiscal 1998 were $514,000 higher than in the comparable period of fiscal 1997. New operations (i.e. P. R. Hoffman and manufacturing support services) accounted for approximately 50% of this increase. The selling, general and administrative expenses of the existing businesses also increased significantly due to increased staffing in sales and marketing, added personnel to increase management depth and the costs associated with identifying and reviewing potential acquisitions. Despite the significant increase in selling, general and administrative expenses, they grew at approximately the same rate of increase as revenue, and amounted to 24% of sales during the second quarter of fiscal years 1998 and 1997, compared to 27% for the first quarter of the current fiscal year. For the six months ended March 31, 1998, selling, general and administrative expenses amounted to approximately 25% of revenue, compared to 26% in the comparable period in fiscal 1997.

          Research and development. Research and development costs increased by $43,000 during the second quarter of fiscal 1998 over the comparable quarter of fiscal 1997, as work on the modified lamps for the Company's photo-assisted CVD project began. For the same reason, such expenses increased $36,000 during the six months ended March 31, 1998, over the comparable period in the preceding fiscal year. The Company increased its photo-assisted CVD research expenditures by $84,000 during the first six months of the current fiscal year in order to prepare for and commence the study of the higher intensity lamps.

          As a result of the above, operating profit for the second quarter of fiscal 1998 was $330,000, or 7% of revenue, compared to $16,000, or 1% of revenue for the second quarter of fiscal 1997. Operating profit for the first six months of fiscal 1998 was $502,000, or 6% of revenue, compared to $147,000, or 3% of revenue for the first six months of fiscal 1997. The operating profit for the first six months of fiscal 1997 included a $115,000 gain from the disposition of the Korean joint venture for which there is no comparable item in the most recently completed period. Excluding that gain, operating profit for the first six months of fiscal 1997 was $31,000, or 1% of revenue, compared to $502,000, or 6% of revenue for the first six months of the current fiscal year.

          Net income includes the operating profit discussed above, net interest income and the provision for income taxes. During the second quarter of fiscal 1998, net interest income was $18,000, a decrease of $30,000 from the corresponding quarter of the preceding year, due to the cash used in the acquisition of P. R. Hoffman. As a result, income before income taxes for the second quarter of fiscal 1998 was $348,000, compared to $63,000 in the second quarter of fiscal 1997.

          Income tax expense increased $138,000 and from 28% of pre-tax income in fiscal 1997 to 45% of pre-tax income in fiscal 1998. The increase was partially attributable to the state income taxes on the income of P. R. Hoffman, as the Arizona diffusion business has operating loss carryforwards, which are not available to P. R. Hoffman. For essentially the same reasons, income tax expense increased to 44% of pre-tax income for the six months ended March 31, 1998, from 31% for the comparable period of fiscal 1997.

          The three months ended March 31, 1998 resulted in a net income of $192,000, or $.05 per share, compared to $45,000, or $.01 per share, in the second quarter of fiscal 1997. As noted above, the operating profits from new businesses combined with increased revenue and profit from the diffusion business were the most significant factors contributing to the increase in net income.


Financial Condition and Working Capital.
----------------------------------------

          As of March 31, 1998, the Company has $1,980,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash, cash equivalents and short-term investments of $1,975,000, as of the end of the previous fiscal year. During the six months ended March 31, 1998, working capital increased by $169,000 to $5,440,000, primarily due the positive results of operations, described above. As in the past, the Company maintained a current ratio in excess of 3:1 during the first six months of fiscal 1998. Cash and short-term investments comprise 20% of total assets and stockholders' equity is 73% of total capitalization. Management continues to believe that the above are all a reflection of the Company's strong financial condition.

Liquidity and Capital Resources.
--------------------------------

          As in the past, management expects that internal growth of operations will continue to require the use of liquidity to finance the related increases in inventories and accounts receivable. Such growth is expected to require additional investments to increase capacity and improve efficiencies. Management believes that the Company's liquidity is sufficient to meet the requirements of current operations. The Company is continuing to perform research on high intensity lamps to be used in conjunction with its patented photo-assisted

CVD technology prior to making a decision regarding development of a commercial product incorporating that technology. See the discussion under the caption "Management's Discussion and Analysis of Financial Position and Results of Operations" included in the Company's 1997 annual report on Form 10-K for further information regarding the Company's strategy for acquisitions and development of a product based upon the Company's CVD technology and the related potential requirements for additional liquidity and capital resources. The Company continues to evaluate potential product or business acquisitions that may complement its business, as well as the development of additional products within its existing businesses. The potential requirements for additional capital to fund acquisitions and or development projects are expected to be met through one or more sources of financing, such as the possible exercise of the Company's outstanding redeemable common stock warrants, working capital loans from banks, a public offering of debt or equity securities, long-term debt or equipment leasing. There can be no assurance of the sufficiency of existing working capital or the availability of any other source of financing necessary to permit the Company to fully pursue its acquisition or product development strategies.


          As of March 31, 1998, the order backlog was $6,908,000, compared to $5,133,000 as of March 31, 1997, and $5,300,000 as of December 31, 1997. The
year to year increase in the order backlog reflects the $1,735,000 order backlog of P. R. Hoffman. The $1,600,000 increase in the backlog since December 31, 1997 is due primarily to the continued growth in the horizontal diffusion business that commenced in The Netherlands in fiscal 1995. While orders are ordinarily filled within three to nine months of receipt, the current backlog includes a multi-year order with four systems valued at approximately $900,000 remaining to be shipped. Of that order, at least $380,000 and as much as $900,000 will be shipped in fiscal 1999.

          Several countries, predominantly in Asia, have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. During fiscal 1997, the Company derived 27% of its sales from these countries. The turmoil in the Asian financial markets is expected to eliminate most, if not all, of the Company's sales of capital equipment into that region for at least all of fiscal 1998. These adverse conditions are expected to have the greatest impact on the high margin U.S. based portion of the diffusion product line, as the ATMOSCAN(R) and IBAL Automation products are believed to improve the customer's yields and efficiencies, but may not be viewed as absolutely necessary, and therefore are the first types of equipment to be eliminated from customers' capital budgets. Indeed, prior to the intervention of the International Monetary Fund ("IMF"), the Company was expecting to receive a $1 million order from that region, which now will not be received during the foreseeable future. One domestic customer has informed the Company that a $1 million planned order would not be placed during the current fiscal year, as originally had been expected, due to reduced demand for their products in the Pacific Rim. There could be other indirect, adverse effects of the Asian financial crisis on the Company's results of operations, as a number of the Company's domestic and European customers consider Japan and Asia as very important markets. The Company's products are sold on a worldwide basis. Accordingly, the

Company will attempt to offset any sales declines caused by the above factors by focusing more attention on other geographic regions.

          Sales of diffusion products for the second quarter of fiscal 1998 and the six months ended March 31, 1998 were 10% and 8% higher, respectively, than the comparable periods of last fiscal year. The backlog of orders for diffusion products as of March 31, 1998 was also slightly higher than at the point in last fiscal year. These indicators show that management has been successful with its strategy thus far. However, there can be no assurance that the Company's sales of diffusion products and the related operating results will not be adversely affected. The Company's wafer fabrication products, which were acquired during fiscal 1997, have historically been less dependent on the Asian markets and include a much higher percentage of consumable products. In any event, the Company expects to be able to report higher sales in fiscal 1998 than in fiscal 1997 because the acquired business will be included for four quarters versus one quarter last year.


FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements. The forward-looking statements contained herein are based upon current expectations that involve a number of risks and uncertainties. The forward-looking statements are based upon a number of assumptions, including, without limitation, those enumerated in the related section of the Management's Discussion and Analysis included in the Company's 1997 annual report on Form 10-K, which are hereby incorporated by reference. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in such forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

                           None.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On March 20, 1998, the Company held its annual meeting of shareholders at which 3,710,707, or 88.36% of the 4,199,706 shares outstanding were represented by proxy or in person. The following persons where elected to the board of directors with shares voted as follows:
                                           Shares      Votes
                                         ---------    --------
                 Board Members Elected   Voted For    Withheld
                 ---------------------   ---------    --------
                 Jong S. Whang           3,667,464      43,243
                 Robert T. Hass          3,670,028      40,679
                 Donald F. Johnston      3,663,530      47,177
                 Alvin Katz              3,656,940      53,767
                 Bruce R. Thaw           3,654,940      55,767

         Shareholders also approved the proposed 1998 Incentive Stock Option Plan which authorized the issuance of options for up to 100,000 shares of the Company's $.01 par value common stock. Shareholders voted 3,375,952 shares for approval of the plan, 213,108 shares against approval of the plan, and abstained from voting 71,062 shares. Shareholders present or represented by proxy at the meeting did not vote 50,585 shares on the proposed stock option plan.


Item 5.  Other Matters.
         --------------

               None.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits -

               None.


         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    AMTECH SYSTEMS, INC.






                 by /s/   Robert T. Hass
                    ----------------------------------
                    Robert T. Hass, Vice-President and
                    Chief Financial Officer
                    DATED:  May 13, 1998
                                       15