Form 10-Q
period 1998-06-30
AMTECH SYSTEMS INC
filed 1998-08-14
CIK 720500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:  JUNE 30, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------
Commission File Number:  0-11412

                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Arizona                                                86-0411215
------------------------------                                ----------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


  131 South Clark Drive, Tempe, Arizona                             85281
----------------------------------------                          ----------
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
                                    Yes X     No
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                          Common Stock, $.01 Par Value
                         -------------------------------
                                (Title of Class)

                                4,220,606 Shares
                         -------------------------------
                         Outstanding as of June 30, 1998

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 1998 and September 30, 1997.............................. 3

         Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended June 30, 1998 and 1997................ 4

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 1998 and 1997.......................... 5

         Notes to Condensed Consolidated Financial Statements................ 6


         Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 9
                Results of Operations........................................ 9
                Financial Condition and Working Capital .................... 13
                Liquidity and Capital Resources..............................13
                FORWARD-LOOKING STATEMENTS.................................. 14


PART II. OTHER INFORMATION.


         Item 1. Legal Proceedings...........................................15


         Item 4. Submission of Matters to a Vote of Security Holders.........15


         Item 6. Exhibits and Reports on Form 8-K............................15


SIGNATURES...................................................................15

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                         1998          1997
                                                         ----          ----
                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $1,683,346     $1,395,849
 Short-term investments                                       --        579,191
 Accounts receivable, net                              2,923,544      2,983,573
 Inventories                                           2,749,227      2,062,052
 Deferred income taxes                                   293,000        273,000
 Prepaid expenses & refundable income taxes              167,075         85,820
                                                      ----------     ----------
          Total current assets                         7,816,192      7,379,485
                                                      ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
   Land, building and leasehold improvements             647,526        629,604
   Equipment and machinery                               934,801        785,142
   Furniture and fixtures                                786,241        726,365
                                                      ----------     ----------
                                                       2,368,568      2,141,111
Less: accumulated depreciation                           957,877        781,078
                                                      ----------     ----------
                                                       1,410,691      1,360,033
                                                      ----------     ----------
PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, at amortized cost                            567,532        561,238
                                                      ----------     ----------

OTHER ASSETS, net of accumulated amortization             75,075         54,336
                                                      ----------     ----------
                                                      $9,869,490     $9,355,092
                                                      ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $1,048,025     $  935,338
  Accrued liabilities:
    Compensation and related taxes                       578,482        471,604
    Warranty and installation expenses                   305,941        369,868
    Other accrued liabilities                            594,422        208,355
  Income taxes payable                                        --        123,000
                                                      ----------     ----------
          Total current liabilities                    2,526,870      2,108,165
                                                      ----------     ----------

LONG-TERM OBLIGATIONS                                    305,180        318,721
                                                      ----------     ----------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                --             --
  Common stock; $.01 par value; 100,000,000 shares
    authorized; 4,220,606 shares issued and
    outstanding at June 30, 1998 and 4,185,106
    at September 30, 1997                                 42,206         41,850
  Additional paid-in capital                           7,361,967      7,345,187
  Cumulative foreign currency translation adjustment    (309,075)      (284,453)
  Accumulated deficit                                    (57,658)      (174,378)
                                                      ----------     ----------
          Total stockholders' equity                   7,037,440      6,928,206
                                                      ----------     ----------
                                                      $9,869,490     $9,355,092
                                                      ==========     ==========
           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           For The Three and Nine Months Ended June 30, 1998 and 1997

                                            Three Months Ended June 30,   Nine Months Ended June 30,
                                            ---------------------------   --------------------------
                                               1998           1997           1998            1997
                                               ----           ----           ----            ----
                                           (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
Net revenue                                $ 3,687,135    $ 2,805,830    $ 12,486,482    $ 7,396,157
Cost of product sales                        2,741,317      1,851,029       8,639,811      5,071,545
                                           -----------    -----------    ------------    -----------
         Gross profit                          945,818        954,801       3,846,671      2,324,612

Selling and general                          1,162,420        932,831       3,394,990      2,140,633
Gain on disposition of Korean joint venture         --             --              --       (115,487)
Research and development                        97,834         60,517         264,543        191,411
                                           -----------    -----------    ------------    -----------
        Operating profit (loss)               (314,436)       (38,547)        187,138        108,055

Interest income-net                             14,871         39,248          50,582        133,397
                                           -----------    -----------    ------------    -----------

Net income (loss) before income taxes         (299,565)           701         237,720        241,452
Income tax provision (benefit)                (115,000)            --         121,000         75,000
                                           -----------    -----------    ------------    -----------

NET INCOME (LOSS)                          $  (184,565)   $       701    $    116,720    $   166,452
                                           ===========    ===========    ============    ===========
EARNINGS (LOSS) PER SHARE (Note 4):
  Basic                                    $      (.04)   $        --    $        .03    $       .04
  Diluted                                  $      (.04)   $        --    $        .03    $       .04

Weighted average outstanding shares          4,220,606      4,165,703       4,211,082      4,149,778

Weighted average common and
   common equivalent shares outstanding      4,220,606      4,461,860       4,263,588      4,722,868

           See accompanying notes to Condensed Financial Statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Nine Months Ended June 30, 1998 and 1997

                                                          Nine  Months Ended
                                                       ------------------------
                                                          1998          1997
                                                          ----          ----
                                                       (Unaduited)  (Unaduited)
OPERATING ACTIVITIES:
  Net income                                           $  116,720   $   166,452
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                       254,045       159,725
      Inventory and accounts receivable write-offs         37,902        46,123
      Gain on disposition of Korean joint venture              --      (115,487)
      Gain on sale of assets                               (2,241)           --
      Deferred tax benefit                                (20,000)     (133,000)
   Decreases (increases) in operating assets:
      Accounts receivable                                  34,752    (2,202,755)
      Inventories, prepaids and other assets             (711,189)     (453,152)
   Increases (decreases) in operating liabilities:
      Accounts payable                                    121,577       670,384
      Accrued liabilities                                 491,941       412,820
      Income taxes payable                               (219,493)      147,000
                                                       ----------   -----------
   Net cash Provided by (Used In) Operating Activities    104,014    (1,301,890)
                                                       ----------   -----------
INVESTING ACTIVITIES:
  Maturities of short-term investments - net              579,191     1,284,631
  Proceeds from disposition of
    unconsolidated Korean joint venture                        --       475,047
  Proceeds from sale of assets                              2,241            --
  Purchases of property, plant and equipment             (262,569)     (186,170)
                                                       ----------   -----------
    Net Cash Provided by Investing Activities             318,863     1,573,508
                                                       ----------   -----------
FINANCING ACTIVITIES:
  Stock repurchases less proceeds from stock
     options exercised                                    (24,775)       35,201
  Payments on mortgage loan                                (9,017)      (10,169)
                                                       ----------   -----------
    Net Cash Provided by (Used in) Financing
     Activities                                           (33,792)       25,032
                                                       ----------   -----------

EFFECT OF EXCHANGE RATE CHANGES                          (101,588)        9,039
                                                       ----------   -----------
CASH AND EQUIVALENTS
  Net increase                                            287,497       305,689
  Beginning of year                                     1,395,849     1,994,217
                                                       ----------   -----------

END OF QUARTER CASH AND EQUIVALENTS                    $1,683,346   $ 2,299,906
                                                       ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                          $   11,858   $    12,347
     Income taxes, net of refunds                         360,000        60,000

           See accompanying notes to Condensed Financial Statements.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1998

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

                  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), and are unaudited. In the opinion of management these financial statements include all adjustments which are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1998 and September 30, 1997 and the consolidated results of its operations for the three and nine months ended June 30, 1998 and 1997, and its consolidated cash flows for the nine months ended June 30, 1998 and 1997.

                  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, which are incorporated herein by reference.

                  The consolidated results of operations for the three and nine months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

         (2)      INVENTORIES

                  The components of inventories are as follows:

                                            June 30,           September 30,
                                              1998                 1997
                                              ----                 ----
          Purchased parts and
           raw material                    $ 1,222,876           $  995,850
          Work-in-process                    1,049,386              618,295
          Finished goods                       476,965              447,907
                                           -----------           ----------
          Totals                           $ 2,749,227           $2,062,052
                                           ===========           ==========

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

         (4)      EARNINGS PER SHARE

                  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 in the quarter ended December 31, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No.
         15. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption was not permitted. All prior period EPS data have been restated to conform to SFAS No. 128. Basic EPS was the same as primary EPS for the third quarter and the first nine months of fiscal 1997. Diluted EPS was the same as fully diluted EPS reported for the third quarter and the first nine months of fiscal 1997. EPS were calculated as follows:

                                   Three Months Ended         Nine Months Ended
                                         June 30,                 June 30,
                                   ------------------         -----------------
                                    1998         1997         1998        1997
                                    ----         ----         ----        ----
         Net income (loss)        $(184,565)    $   701     $116,720    $166,452

         After-tax amortization
         of contingent goodwill          --          --       (5,936)         --
                                  ---------     -------     --------    --------
         Income (loss) used in
          the calculations        $(184,565)    $   701     $110,784    $166,452
                                  =========     =======     ========    ========

         Weighted average
         Shares outstanding:
          Common shares            4,220,606    4,165,703  4,211,082   4,149,778
          Common equivalents
           issuable upon
           exercise of warrants
           and stock options(1)           --      296,157     52,507     573,090
                                   ---------    ---------  ---------   ---------
                                   4,220,606    4,461,860  4,263,588   4,722,868
                                   =========   ==========  =========   =========
         EARNINGS (LOSS) PER SHARE:
          Basic                    ($    .04)  $       --  $     .03   $     .04
                                   =========   ==========  =========   =========

          Diluted                  ($    .04)  $           $     .03   $     .04
                                   =========   ==========  =========   =========
         -------------
         (1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants with an exercise price greater than the average market price during the period did not enter into the calculation. Additionally, anti-dilutive options and warrants did not enter into the calculation.

         (5)       ACQUISITION OF P. R. HOFFMAN

                    On July 1, 1997, the Company purchased substantially all of the assets of P. R. Hoffman Machine Products Corporation, an "S" corporation based in Carlisle, Pennsylvania ("P.R. Hoffman"). In addition to the purchase price paid in fiscal 1997, the Company will pay in either cash or stock an earn-out equal to 50% of the pre-tax income of P. R. Hoffman, before amortization of goodwill, other expense arising from the application of purchase accounting and allocations of corporate expense ("Adjusted Income") in excess of $800,000 per year, during the five (5) fiscal years ending September 30, 2002. The maximum earn-out payable under the purchase agreement is $2 million. This additional purchase price will be treated as part of the purchase price to the extent earned and amortized over the remainder of the period ending June 30, 2012. During the first nine months of fiscal 1998, the annualized Adjusted Income of this operation has exceeded $800,000 by approximately $85,000. If Adjusted Income for fiscal 1998 equals the annualized Adjusted Income for the period ending June 30, 1998, the contingent purchase price to be paid for the first year of the earn-out will be $42,500. Three-fourths of that amount, $32,000, has been recorded as additional goodwill during the first nine months of fiscal 1998. Earnings per share amounts for the first nine months of fiscal 1998 include the estimated after-tax amortization of the total projected contingent consideration of $212,000 (five times the $42,500 projected for fiscal 1998). For the three months ended June 30, 1998, their effects were not considered because their effects would have been anti-dilutive.

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:

                         Three Months Ended   Nine Months Ended
                               June 30,           June 30,
                         ------------------   ----------------
                           1998      1997      1998      1997
                           ----      ----      ----      ----
Net revenue               100.0%    100.0%    100.0%    100.0%
Cost of product sales     (74.3)    (66.0)    (69.2)    (68.6)
                          -----     -----     -----     -----
     Gross profit          25.7      34.0      30.8      31.4

Selling, general and
 administrative expenses  (31.5)    (33.2)    (27.2)    (28.9)
Research and development   (2.7)     (2.2)     (2.1)     (2.6)
Gain on joint venture        --        --        --       1.6
                          -----     -----     -----     -----
     Operating profit      (8.5)%    (1.4)%     1.5%      1.5%
                          =====     =====     =====     =====

          Net Revenue. The Company's net revenue for the quarter ended June 30, 1998 was $3,687,000, an increase of $881,000, or 31%, over net revenue of $2,806,000 for the corresponding quarter of the previous fiscal year. P. R. Hoffman, which was acquired in the fourth quarter of fiscal 1997, and manufacturing support services, which began operations in the fourth quarter of fiscal 1997, contributed $1,750,000 to consolidated revenue of the third quarter of fiscal 1998. The increase in revenue contributed by these new operations was partially offset by a decrease of $868,000, or 31%, in revenue from the sale of existing diffusion equipment and related replacement parts. Consolidated revenue in the third quarter of fiscal 1998 was lower than that of the first and second quarters of fiscal 1998 by 9% and 22%, respectively, primarily due to the decline in sales of diffusion products. Customer change orders delayed the shipment of two large system orders totaling approximately $700,000 from their anticipated ship date of June 1998 until the fourth quarter, accounting for most of the decline in diffusion product sales.

          The Company's revenue for the nine months ended June 30, 1998 was $12,486,000, an increase of $5,090,000, or 69%, over revenue of $7,396,000 for the corresponding period of the previous fiscal year. P. R. Hoffman and manufacturing support services contributed $5,571,000 to the consolidated revenue for the nine months ended June 30, 1998. The increase in revenue contributed by those new operations was partially offset by a year-to-date decline of $481,000, or 7%, in revenue from the sale of existing diffusion equipment and related replacement parts. See the preceding paragraph for an explanation of the reduction in third quarter diffusion product sales.

          Gross Profit. The Company's gross profit decreased approximately $9,000 to $946,000 for the three months ended June 30, 1998, from $955,000 during the comparable period of the previous fiscal year. The $478,000 of gross profit produced by the P.R. Hoffman and manufacturing support service operations during the third quarter of fiscal 1998 was more than offset by the $487,000 decline in gross profit derived from the sale of diffusion products for the comparable period of the previous fiscal year. Approximately 63% of the reduction in gross profit from existing products was due to lower sales volume of such products, as discussed above. Gross profit as a percentage of revenue was 26% in the third quarter of fiscal 1998, compared to 34% in the third quarter of fiscal 1997 and 33% in each of the first two quarters of fiscal 1998. The gross profit percentage for all products was lower in the most recent quarter than in the comparable period last year and the first two quarters of this year. The reduction in the gross profit percentage on new products and services is due to increased price competition and customer discounts granted as a result of the general slowdown in the semiconductor industry. During the third quarter of fiscal 1998, the Company incurred $111,000 more in manufacturing labor and overhead costs in its diffusion operations, as compared to the comparable quarter of fiscal 1997, in order to increase capacity, quality and customer service. However, due to the delay in shipments discussed above, these higher costs were spread over a lower sales volume further contributing to the decline in the gross profit percentage.

          Gross profit for the nine months ended June 30, 1998 increased 65% to $3,847,000, from $2,325,000 in the first nine months of fiscal 1997. The year-to-date gross profit for both fiscal years was 31% of sales. The sale of new products and services contributed $ 1,828,000 of the gross profit, or 33% of the related sales, for the nine months ended June 30, 1998 and is the source of the year-to-date increase in gross profit. The gross profit on diffusion products declined $306,000, or 13%, during the first nine months of fiscal 1998 from the same period in fiscal 1997, partially offsetting the increased margins resulting from new products. However, the diffusion product sales contributed $2,019,000, or 52%, of consolidated gross profit. As a percentage of sales, the gross profit derived from diffusion product sales was 29% for the first nine months of fiscal 1998 versus 31% for the comparable period of fiscal 1997. The decline in the gross profit percentage for diffusion products is attributable entirely to increases in manufacturing overhead costs incurred to improve product quality, customer service and in anticipation of higher diffusion sales, which have not been achieved due to the delay in shipments as explained above.

          Selling, general and administrative expenses. The Company's selling, general and administrative expenses for the third quarter of fiscal 1998 were $230,000 higher than in the comparable period of fiscal 1997. New operations (i.e. P. R. Hoffman and manufacturing support services) incurred approximately $320,000 of such expenses and thus were the sole cause of the increase during the quarter. The selling, general and administrative expenses of existing diffusion operations for the third quarter of fiscal 1998 declined approximately $91,000 due to a significant decrease in sales and related commissions generated by independent sales representatives. Commission expense of the diffusion business in particular can vary significantly from quarter to quarter depending on the source of the orders shipped. During the most recently completed quarter there was a significant decline in commissions, which was partially offset by increases in internal sales and marketing, general and administrative expenses. The increase in offsetting expenses primarily resulted from additional personnel hired to increase the depth of management and costs associated with identifying and reviewing potential acquisitions. Selling, general and administrative expenses grew at approximately the same rate of increase as consolidated revenue when compared to the same quarter last year, and amounted to 32% and 33% of sales during the third quarter of fiscal years 1998 and 1997, respectively. However, in the third quarter of fiscal 1998 such expenses were higher in both absolute dollars and as a percentage of sales than in the first and second quarters of the current fiscal year when such expenses were 27% and 24% of sales, respectively, due to spreading those costs over higher sales achieved in those earlier quarters.

          For the nine months ended June 30, 1998, selling, general and administrative expenses increased by $1,254,000, or 59%, compared to the same period in fiscal 1997. The new operations accounted for $936,000 of that increase. However, because of increased sales volume, particularly in the first two quarters of fiscal 1998, such expenses decreased as a percentage of sales to 27%, from 29%, in the comparable period in fiscal 1997.

          Research and development. Research and development costs increased by $37,000 during the third quarter of fiscal 1998 over the comparable quarter of fiscal 1997, as work on the modified lamps for the Company's photo-assisted CVD project continued. For the same reason, such expenses increased $73,000 during the nine months ended June 30, 1998, over the comparable period in the preceding fiscal year.

          Operating profit (loss). As noted above, gross profit of the new operations merely offset the decline in the gross profit of the diffusion operations during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Therefore, the increase in selling, administrative and research costs resulted in an operating loss of $314,000 for the three months ended June 30, 1998, compared to an operating loss of $39,000 in the third quarter of fiscal 1997.

          Year-to-date as of June 30, 1998, the new operations of P.R. Hoffman and manufacturing support services produced $891,000 of operating profit, before allocation of general corporate expenses. However, this was largely offset by the decline in gross profit of the diffusion operations, caused by the delayed shipments, discussed above, and the increased expenses of those operations. The operating profit of the new operations was also offset by the fact that the current fiscal year's operating profit does not include an item comparable to the $115,000 gain from the disposition of the Korean joint venture recorded during the first nine months of last fiscal year. Therefore, operating profit for the first nine months of fiscal 1998 was $187,000, or 2% of revenue, compared to $108,000, or 2% of revenue for the first nine months of fiscal 1997. Excluding that gain, operating profit for the first nine months of fiscal 1998 was $187,000 compared to an operating loss of $7,000 for the first nine months of the last fiscal year.

          Net income includes the operating profit (loss) discussed above, net interest income and the provision for income taxes. During the third quarter of fiscal 1998, net interest income was $15,000, a decrease of $24,000 from the $39,000 of net interest income for the corresponding quarter of the preceding year. The decrease in net interest income is primarily attributable to the Company's use of cash in its investment in the acquisition of P. R. Hoffman. As a result, the loss before income taxes for the third quarter of fiscal 1998 was $300,000, compared to net income of $1,000 in the third quarter of fiscal 1997. Income before income taxes for the nine months ended June 30, 1998, after deducting the loss for the quarter from the before tax earnings of the first six months, was $238,000, a decline of $4,000 from the comparable period in fiscal 1997.

          Net income (loss). An income tax benefit of $115,000, recorded at an effective tax rate of 38%, reduced the net loss for the third quarter of fiscal 1998 to $185,000, or $.04 per share, compared to net income of $1,000 during the third quarter of fiscal 1997. For the nine months ended June 30, 1998, income tax expense was $121,000, representing an effective tax rate of 51%, compared to income tax expense of $75,000, for an effective tax rate of 31%, during the comparable period of fiscal 1997. The current year increase in the effective tax rate is primarily due to the relatively high state income taxes of PR Hoffman, with no offsetting state income benefit from the operating loss of the diffusion business. As a result, net income of $117,000, or $.03 per share, was earned in the first nine months of the current fiscal year, compared to $166,000, or $.04 per share, during the same period in fiscal 1997.

          As of June 30, 1998, the order backlog was $5,150,000, compared to $4,675,000 as of June 30, 1997, and $5,300,000 as of December 31, 1997. The year to year increase in the order backlog  reflects the $1,150,000  order backlog of
P. R. Hoffman. The $150,000 decrease in the backlog since December 31, 1997 is due primarily to the decline in the semiconductor industry offset by the delay in shipment of certain customer orders into the fourth quarter, as discussed above. While orders are ordinarily filled within three to nine months of receipt, the current backlog includes a multi-year order with four systems valued at approximately $900,000, of which $380,000 will be shipped in fiscal 1999.

          Several countries, predominantly in Asia, have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. During fiscal 1997, the Company derived 27% of its sales from these countries. The turmoil in the Asian financial markets is expected to eliminate most, if not all, of the Company's sales of capital equipment into that region during fiscal 1998 and probably for most of 1999, as well. These adverse conditions are expected to have the greatest impact on the high margin U.S. based portion of the Company's diffusion product line, as the ATMOSCAN(R) and IBAL Automation products are believed to improve the customer's yields and efficiencies, but may not be viewed as absolutely necessary, and therefore are the first types of equipment to be eliminated from customers' capital budgets. Indeed, prior to the intervention of the International Monetary Fund ("IMF"), the Company was expecting to receive a $1 million order from that region, which now will not be received in the foreseeable future. In addition, one domestic customer has informed the Company that a $1 million planned order would not be placed during the current fiscal year, as originally had been expected, due to reduced demand for this customer's products in the pacific rim. Recently, orders for P.R. Hoffman's consumable products, IBAL Automation and the ATMOSCAN(R) have declined significantly as a result of direct and indirect, adverse effects of the Asian financial crisis. This turmoil has resulted in a general slowdown in the semiconductor industry and many of the Company's domestic and European semiconductor customers are experiencing a reduction in orders, especially from their customers in Japan and Asia. The Company's products are sold on a worldwide basis. Accordingly, the Company will attempt to offset any sales declines caused by the above factors by focusing more attention on other geographic regions as well as expanding its sales to customers outside the semiconductor industry. While the Company expects that the delayed shipments from the third quarter will positively impact its fourth quarter results, there can be no assurance that the Company can achieve break-even financial results in fiscal 1999. The Company has taken several steps to reduce operating costs and continues to evaluate other actions to minimize losses that would otherwise occur during this industry slowdown.

FINANCIAL CONDITION AND WORKING CAPITAL.

          As of June 30, 1998, the Company had $1,683,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash, cash equivalents and short-term investments of $1,975,000, as of the end of the previous fiscal year. Working capital has remained constant during the current fiscal year and was $5,289,000 as of June 30, 1998. As in the past, the Company maintained a current ratio in excess of 3:1 during the first nine months of fiscal 1998. Cash and short-term investments comprise 17% of total assets and stockholders' equity is 71% of total capitalization.

LIQUIDITY AND CAPITAL RESOURCES.

          Management expects that the operations will continue to use cash, as it is possible that the Company will incur operating losses in 1999. If the slowdown in the semiconductor industry is relatively short-lived, of which there is no assurance, liquidity will be required to finance growth-related increases in inventories and accounts receivable. Such growth could also require additional investments to increase capacity and improve efficiencies. While there can be no assurance, the Company believes that its cash is sufficient to meet the requirements of current operations and has implemented cost reductions in order to conserve the Company's liquidity. The Company is continuing to perform research on high intensity lamps to be used in conjunction with its patented photo-assisted CVD technology before making a decision regarding development of a commercial product incorporating that technology. See the discussion under the caption "Management's Discussion and Analysis of Financial Position and Results of Operations" included in the Company's 1997 annual report on Form 10-K for further information regarding the Company's strategy for acquisitions and development of a product based upon the Company's CVD technology and the related potential requirements for additional liquidity and capital resources. The Company continues to evaluate potential product or business acquisitions that may complement its business, as well as the development of additional products within its existing businesses. However, such activities have slowed significantly as management is now giving its highest priority to making the Company's existing businesses profitable. The Company will attempt to meet any potential shortfall in liquidity, whether it results from operating losses or investments in photo-CVD or in growth related capital expenditures, through one or more sources of financing, such as possible working capital loans from banks or long-term debt or equipment leasing. There can be no assurance that the actions taken by the company will sufficiently conserve existing working capital. While the Company has very little debt in relation to its available collateral, there can be no assurance that other sources of financing will be available or sufficient when needed.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

               None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.


Item 5.  OTHER MATTERS.

               None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits -

               None.


         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMTECH SYSTEMS, INC.




                             By /S/   Robert T. Hass
                               ----------------------------------
                               Robert T. Hass, Vice-President and
                               Chief Financial Officer
                               DATED:  August 14, 1998