Form 10-Q
period 1998-12-31
AMTECH SYSTEMS INC
filed 1999-02-16
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

    [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                  EXCHANGE ACT OF 1934

For the quarter ended:  December 31, 1998

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

                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

                                4,220,732 Shares
--------------------------------------------------------------------------------
                       Outstanding as of December 31, 1998

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION.

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                  December 31, 1998 and September 30, 1998 ...................3

                 Condensed Consolidated Statements of Operations -
                  Three Ended December 31, 1998 and 1997 .....................4

                 Condensed Consolidated Statements of Stockholders' Equity ...5

                 Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended December 31, 1998 and 1997 ..............6

                 Notes to Condensed Consolidated Financial Statements ........7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................10
                 Results of Operations ......................................10
                 Liquidity and Financial Condition ..........................12
                 Year 2000 Compliance .......................................12
                 Forward-Looking Statements .................................13

PART II. OTHER INFORMATION.

         Item 1. Legal Proceedings ..........................................14

         Item 4. Submission of Matters to a Vote of Security Holders ........14

         Item 6. Exhibits and Reports on Form 8-K ...........................14

SIGNATURES ..................................................................14

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31,    September 30,
                                                                       1998             1998
                                                                  -------------    -------------
                                                                   (Unaudited)
                                             ASSETS
CURRENT ASSETS:
 Cash and equivalents                                             $   1,742,462    $   1,351,542
 Accounts receivable - net                                            2,274,554        2,894,217
 Inventories                                                          2,019,334        2,393,708
 Deferred income taxes                                                  378,000          393,000
 Income taxes refundable                                                191,000          404,000
 Prepaid expenses                                                        76,192           87,711
                                                                  -------------    -------------
          Total current assets                                        6,681,542        7,524,178

PROPERTY, PLANT AND EQUIPMENT - net                                   1,282,499        1,243,016

PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED AND OTHER ASSETS -  net                                      552,973          558,285
                                                                  -------------    -------------
          TOTAL ASSETS                                            $   8,517,014    $   9,325,479
                                                                  =============    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $     629,227    $   1,229,451
  Accrued compensation and related taxes                                489,351          573,294
  Accrued warranty expense                                              149,564          166,839
  Accrued installation expense                                          193,551          183,909
  Customer deposits                                                      69,028          249,795
  Other accrued liabilities                                             245,173          127,435
                                                                  -------------    -------------
          Total current liabilities                                   1,775,894        2,530,723

LONG-TERM OBLIGATIONS                                                   346,093          347,667
                                                                  -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                             --               --
  Common stock; $.01 par value; 100,000,000 shares authorized;
    4,220,732 (4,220,606 in 1998) shares issued and outstanding          42,207           42,206
  Additional paid-in capital                                          7,385,485        7,385,486
  Cumulative foreign currency translation adjustment                   (215,378)        (216,338)
  Accumulated deficit                                                  (817,287)        (764,265)
                                                                  -------------    -------------
          Total stockholders' equity                                  6,395,027        6,447,089
                                                                  -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   8,517,014    $   9,325,479
                                                                  =============    =============

                   See accompanying notes to condensed financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                         Three Months Ended
                                                    ----------------------------
                                                        1998             1997
                                                    -----------      -----------
                                                    (Unaudited)      (Unaudited)

Net product sales                                   $ 3,378,708      $ 4,060,826
Cost of product sales                                 2,594,795        2,819,142
                                                    -----------      -----------
         Gross margin                                   783,913        1,241,684

Selling, general and administrative                     791,814        1,001,966
Photo-CVD project                                          --             38,603
Other research and development                           81,958           29,891
                                                    -----------      -----------
        Operating profit (loss)                         (89,859)         171,224

Interest income-net                                       9,837           18,116
                                                    -----------      -----------
Income (loss) from continuing
   operations before income taxes                       (80,022)         189,340
Income tax provision (benefit)                          (27,000)          80,000
                                                    -----------      -----------

NET INCOME (LOSS)                                   $   (53,022)     $   109,340
                                                    ===========      ===========


BASIC EARNINGS (LOSS) PER SHARE :
  Income (Loss) From Continuing Operations          $      (.01)     $       .02
  Net Income (Loss)                                 $      (.01)     $       .02
  Weighted average shares outstanding                 4,220,702        4,190,456


DILUTED EARNINGS (LOSS) PER SHARE:
  Income (Loss) From Continuing Operations          $      (.01)     $       .02
  Net Income (Loss)                                 $      (.01)     $       .02
  Weighted average shares outstanding                 4,220,702        4,713,839

           See accompanying notes to condensed financial statements.

                    AMTECH SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                     ACCUMULATED OTHER
                                                                       COMPREHENSIVE
                                                                      INCOME (LOSSES)
                                   COMMON STOCK                        (I.E. FOREIGN
                            --------------------------    ADDITIONAL      CURRENCY                       TOTAL
                             NUMBER OF                     PAID-IN      TRANSLATION    ACCUMULATED   STOCKHOLDERS'
                               SHARES         AMOUNT       CAPITAL      ADJUSTMENTS)     DEFICIT         EQUITY
                            -----------    -----------   -----------    -----------    -----------    -----------
BALANCE AT
 SEPTEMBER 30, 1997           4,185,106    $    41,850   $ 7,345,187    $  (284,453)   $  (174,378)   $ 6,928,206

  Net income                       --             --            --             --          109,340        109,340
  Translation adjustment           --             --            --          (24,874)          --          (24,874)
                                                                                                      -----------
     Comprehensive income                                                                                  84,466
                                                                                                      -----------

  Employee stock bonus            5,350             55         8,425           --             --            8,480
                            -----------    -----------   -----------    -----------    -----------    -----------

BALANCE AT

 DECEMBER 31, 1997            4,190,456    $    41,905   $ 7,353,612    $  (309,327)   $   (65,038)   $ 7,021,152
                            ===========    ===========   ===========    ===========    ===========    ===========



BALANCE AT
 SEPTEMBER 30, 1998           4,220,606    $    42,206   $ 7,385,486    $  (216,338)   $  (764,265)   $ 6,447,089

  Net income                       --             --            --             --          (53,022)       (53,022)
  Translation adjustment           --             --            --              960           --              960
                                                                                                      -----------
     Comprehensive income                                                                                 (52,062)
                                                                                                      -----------

  Employee stock bonus              126              1            (1)          --             --             --
                            -----------    -----------   -----------    -----------    -----------    -----------

BALANCE AT
 DECEMBER 31, 1998            4,220,732    $    42,207   $ 7,385,485    $  (215,378)   $  (817,287)   $ 6,395,027
                            ===========    ===========   ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                              THREE MONTHS ENDED
                                                          --------------------------
                                                              1998           1997
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                       $   (53,022)   $   109,340
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                           114,290         83,499
      Inventory and accounts receivable write-offs             19,151         11,241
      Deferred income taxes                                    15,000         (4,000)
  (Increase) decrease in:
      Accounts receivable                                     615,178        (66,242)
      Inventories, prepaids and other assets                  333,431       (147,224)
   Increase (decrease) in:
      Accounts payable                                       (601,790)       (14,509)
      Accrued liabilities                                    (156,202)       (56,019)
      Income taxes payable/refundable                         213,000          2,000
                                                          -----------    -----------
   Net Cash Provided By (Used In) Operating Activities        499,036        (81,914)
                                                          -----------    -----------

INVESTING ACTIVITIES:
  Maturities of short-term investments - net                     --          579,191
  Proceeds from sale of assets                                   --            2,225
  Purchases of property, plant and equipment                 (103,172)       (88,067)
                                                          -----------    -----------
    Net Cash Provided By (Used In) Investing Activities      (103,172)       493,349
                                                          -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from stock options exercised                          --            8,480
  Proceeds from (payments on) mortgage loan                    (2,139)        (2,042)
                                                          -----------    -----------
    Net Cash Provided By Financing Activities                  (2,139)         6,438

EFFECT OF EXCHANGE RATE CHANGES                                (2,805)        (3,712)
                                                          -----------    -----------

CASH AND EQUIVALENTS:
  Net increase (decrease)                                     390,920        414,161
  Beginning of year                                         1,351,542      1,395,849
                                                          -----------    -----------
END OF YEAR CASH AND EQUIVALENTS                          $ 1,742,462    $ 1,810,010
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
     Interest                                             $     2,938    $     4,033
     Income taxes, net of refunds                            (209,000)        82,000

           See accompanying notes to condensed financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1998

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc. formed July 1, 1997 ("P.R. Hoffman"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), and are unaudited. In the opinion of management these financial statements include all adjustments which are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 1998 and September 30, 1998 and the consolidated results of its operations for the three months ended December 31, 1998 and 1997, and its consolidated cash flows for the three months ended December 31, 1998 and 1997.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, which are incorporated herein by reference.

         The consolidated results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

(2)      INVENTORIES

         The components of inventories are as follows:

                                           December 31,      September 30,
                                               1998               1998
                                           ------------      -------------
                  Purchased parts and
                   raw material            $  1,142,393      $   1,174,570
                  Work-in-process               292,519            612,646
                  Finished goods                584,422            606,492
                                           ------------      -------------
                  Totals                   $  2,019,334      $   2,393,708
                                           ============      =============

(3)      EARNINGS PER SHARE

         EPS were calculated as follows:

                                                Three Months Ended
                                                   December 31,
                                          ----------------------------
                                              1998             1997
                                          -----------      -----------

         Net income (loss)                $   (53,022)     $   109,340

         After-tax amortization
         of contingent goodwill                  --             (8,113)
                                          -----------      -----------

         Income (loss) used in
          in the calculations             $   (53,022)     $   101,227
                                          ===========      ===========
         Weighted average
         Shares
          Common shares                     4,220,702        4,190,456
          Common equivalents
           issuable upon
           exercise of
           warrants and stock
           options(1)                            --            523,383
                                          -----------      -----------
                                            4,220,702        4,713,839
                                          ===========      ===========
         Earnings (Loss)
          Basic                           ($      .01)     $       .02
                                          ===========      ===========

          Diluted                         ($      .01)     $       .02
                                          ===========      ===========
         -------------------
         (1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants with an exercise price greater than the average market price during the period did not enter into the calculation. Additionally, anti-dilutive options and warrants did not enter into the calculation.

(4)      COMPREHENSIVE INCOME

         As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting and displaying of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. SFAS No. 130 had no effect on the Company's consolidated net income or stockholders' equity. Comprehensive income and components of accumulated other comprehensive income are presented in the Condensed Consolidated Statements of Stockholders' Equity

(5)      RECLASSIFICATIONS

         Certain reclassifications have been made to the amounts for fiscal 1998 to conform to the fiscal 1999 presentation.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:


                                             Three Months Ended
                                                December 31,
                                            ------------------
                                             1998         1997
                                            -----        -----

Net revenue                                 100.0%       100.0%
Cost of product sales                       (76.8)       (69.4)
                                            -----        -----
     Gross profit                            23.2         30.6

Selling, general and
 administrative expenses                    (23.5)       (24.7)
Research and development                     (2.4)        (1.7)
Gain on joint venture                        --           --
                                            -----        -----
     Operating profit                        (2.7)%        4.2%
                                            =====        =====


          NET  REVENUE.  The  Company's  net revenue for the three  months ended
December  31,  1998 was  $3,379,000,  a decline of  $682,000,  or 17%,  from net revenue of $4,061,000 for the corresponding period of the previous fiscal year. The decline in revenue was caused by the continuing effects of the slowdown in the semiconductor industry, which began to effect operations during the latter part of fiscal 1998. The revenue of P. R. Hoffman declined 43%, accounting for most of the decline in consolidated revenue, as that operation was the one most effected by the slowdown. Revenue for the diffusion business increased approximately 7%, as the decline in the sales of robotics and Atmoscans was more than offset by the increase in the sales of furnaces and related parts.

         GROSS PROFIT.  The Company's  gross profit  decreased by  approximately
$458,000 to $784,000 for the three months ended December 31, 1998, from $1,242,000 during the comparable period of the previous fiscal year. The decline in gross profit was primarily due to the decline in the revenue of P.R. Hoffman, discussed above. All of the Company's products and services encountered competitive pressures on pricing, which further eroded gross profits. Gross profit as a percentage of revenue was 23% in the first quarter of fiscal 1999, compared to 31% in the first quarter of fiscal 1998. The gross profit percentage for all products was lower in the most recent quarter than in the comparable period of fiscal 1998 primarily due to competitive pressures on pricing, caused by the industry slowdown.

The Company reduced manufacturing salaries and wages and other manufacturing overhead costs by slightly less than the percentage decline in revenue, so that spreading fixed costs over lower sales volume did not significantly contribute to the decline in the gross profit percentage.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Due to the industry slowdown and the related decline in revenue, the Company cut selling, general and administrative expenses for the first quarter of fiscal 1999 by $210,000, or 21%, from the level of such expenses incurred in the first quarter of fiscal 1998. A reduction in acquisition activity and in the expenses associated therewith also contributed to this decline. Selling, general and administrative expenses were reduced by approximately the same rate of decrease in consolidated revenue when compared to the same quarter of fiscal 1998, and amounted to 23% and 25% of sales during the first quarter of fiscal years 1999 and 1998, respectively.

          RESEARCH AND DEVELOPMENT. Research and development costs increased by $13,000, to $82,000, during the first quarter of fiscal 1999, compared to $68,000 during the comparable quarter of fiscal 1998. This increase was primarily attributable to the stepped up development of improved models of existing products, such as robotic loading systems and the furnace control interface. Costs of investigating potential new technologies replaced the costs incurred in fiscal 1998 for the now suspended photo assisted CVD (chemical vapor deposition) research project.

          OPERATING PROFIT (LOSS). The $458,000 decline in gross profit is primarily attributable to the decline in sales volume discussed above. Expenses, including research and development, declined $197,000. As a result, an operating loss of $90,000 was incurred during the quarter ended December 31, 1998, a $261,000 decline from the $171,000 operating profit earned during the comparable period in fiscal 1998.

         Net income includes the operating profit (loss) discussed above, net interest income and the provision for income taxes. During the first quarter of fiscal 1999, net interest income was $10,000, a decrease of $8,000 from the $18,000 of net interest income for the corresponding quarter of fiscal 1998. The decrease in net interest income is due to having started the quarter with less cash and short-term investments, as funds were used to finance the increase in inventories and refundable income taxes during fiscal 1998. However, by the end of the first quarter of fiscal 1999, there was a $391,000 net increase in cash, which is available for investment, due to reductions in inventories and receivables and the collection of certain income tax refunds. As a result of the above factors, the net loss before income taxes for the first quarter of fiscal 1999 was $80,000, compared to income before income taxes of $189,000 in the first quarter of fiscal 1998.

          NET INCOME (LOSS). An income tax benefit of $27,000, recorded at an effective tax rate of 34%, reduced the net loss for the first quarter of fiscal 1999 to $53,000, or $.01 per share. During the first quarter of fiscal 1998, the Company recorded income tax expense of $80,000, reflecting a 42% effective tax rate, resulting in net income of $109,000, or $.02 per share. The lower effective tax rate is primarily attributable to the fact that a significant portion of losses incurred during the first quarter of fiscal 1999 were in jurisdictions that either do not have income taxes or do not permit a carryback of operating losses to earlier periods and therefore the tax benefits were offset by an increase to the valuation allowance. Due to cost reductions implemented during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the $53,000 net loss for the first quarter of fiscal 1999 was significantly lower than the net losses of $185,000 and $707,000, for the third and fourth quarters of fiscal 1998, respectively.

          At December 31, 1998, the order backlog was $5,213,000, only slightly lower than the $5,300,000 backlog at December 31, 1997. The backlog as of December 31, 1998 was approximately $1,100,000 higher than at September 30, 1998. Orders are generally shipped within three to six months of receipt. Accordingly, the order backlog may not be a valid measure of revenue or earnings for a future period.

LIQUIDITY AND FINANCIAL CONDITION.

          At December 31, 1998, the Company had $1,742,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,352,000 at September 30, 1998, an increase of $390,000. For the first quarter of fiscal 1999, the net loss plus amortization and depreciation (i.e. cash flow) was a positive $61,000. For these reasons, the Company continues to believe that there is sufficient liquidity for existing operations.

          At December 31, 1998, working capital was $4,906,000, down only slightly from $4,994,000, at September 30, 1998. The Company's current ratio increased to 3.8:1 at the end of the first quarter of fiscal 1999, compared to 3:1 at the beginning of that quarter. Also, at the end of the first quarter of fiscal 1999, cash and short-term investments comprised 20% of total assets and stockholders' equity accounted for 75% of total capitalization. The Company believes that, despite recent losses, it continues to posses the financial strength to plan for future growth, while actively managing the current industry slowdown.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in a little less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

         The Company is in the process of identifying the programs, infrastructure, and products that could be affected by the Year 2000 issue and is developing and implementing a plan to resolve the problem on a timely basis. Based on a preliminary, informal review of the hardware and software components of its systems and products, the Company anticipates that the plan will not require it to devote a considerable amount of internal resources or otherwise hire substantial external resources to assist with the implementation of such plan. The Company expects that the costs to be incurred by it to deal with this issue will be not be material, as many of the issues were resolved before the end of fiscal 1998, through installation of regular software updates provided by licensors under standard maintenance agreements. The Company does not anticipate that any problems encountered by suppliers and vendors in connection with the

Year 2000 will have a material adverse effect on the Company's financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant further reductions in demand or rescheduling of customer purchase orders that have occurred recently due to equipment buyers' caution resulting from over-capacity for the production of semiconductor chips, (c) that the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) that competitive conditions within the Company's markets will not materially deteriorate further, (e) that the Company's efforts to integrate its P.R. Hoffman subsidiary will continue to progress, (f) that the Company's efforts to improve its products and maintain its competitiveness in the markets it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies these development costs, (g) that the Company will be able to retain, and when needed, add key technical and management personnel, (h) that business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (i) that the Company's forecasts will accurately anticipate market demand, (j) that there will be no material adverse changes in the Company's exiting operations, (k) that the Company's plan for a reverse stock split will be approved by shareholders at its 1999 Annual Meeting of Shareholders to be held on February 26, 1999, and will enable the Company to avoid the de-listing of its Common Stock by the NASDAQ Small-Cap Market, (l) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any, (m) the semiconductor equipment industry will recover from the current slowdown, (n) the turmoil in the Asian markets will not spread to other geographic regions or further deteriorate, (o) the Company has or will be able to reduce costs sufficiently to avoid using a substantial portion of its current liquidity to fund losses, (p) the Company will not, either directly or indirectly, incur any material Year 2000 issues and
(q) that demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

               None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5.  OTHER MATTERS.

               None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits -

               None.

         (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMTECH SYSTEMS, INC.





         By /s/ Robert T. Hass                 Dated: February 16, 1998
            -----------------------------            ---------------------
            Robert T. Hass, Vice-President-Finance and
            (Chief Financial and Accounting Officer)