Form 10-Q
period 1999-03-31
AMTECH SYSTEMS INC
filed 1999-05-17
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 1999
                       ----------------

                                       OR

    [  ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number: 0-11412


                              AMTECH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                Arizona                                   86-0411215
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    131 South Clark Drive, Tempe, Arizona                   85281
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  602-967-5146
                                                    --------------


                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)


                                2,111,279 Shares
--------------------------------------------------------------------------------
                        Outstanding as of March 31, 1999

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION.

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                   March 31, 1999 and September 30, 1998.................... 3

                 Condensed Consolidated Statements of Operations -
                   Three and Six Months Ended March 31, 1999 and 1998....... 4

                 Condensed Consolidated Statements of Stockholders' Equity...5

                 Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended March 31, 1999 and 1998................. 6

                 Notes to Condensed Consolidated Financial Statements....... 7


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10
                 Results of Operations......................................10
                 Liquidity and Financial Condition .........................13
                 Year 2000 Compliance ......................................13
                 Forward-Looking Statements.................................14



PART II. OTHER INFORMATION.


         Item 1. Legal Proceedings..........................................15


         Item 4. Submission of Matters to a Vote of Security Holders........15


         Item 6. Exhibits and Reports on Form 8-K...........................15


SIGNATURES..................................................................15

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,       SEPTEMBER 30,
                                                                    1999              1998
                                                                 -----------       -----------
                                                                (Unaudited)
                                             ASSETS
CURRENT ASSETS:
 Cash and equivalents                                            $ 1,158,462       $ 1,351,542
 Accounts receivable - net                                         3,417,928         2,894,217
 Inventories                                                       2,409,679         2,393,708
 Deferred income taxes                                               372,000           393,000
 Income taxes refundable                                              96,000           404,000
 Prepaid expenses                                                     76,091            87,711
                                                                 -----------       -----------
          Total current assets                                     7,530,160         7,524,178

PROPERTY, PLANT AND EQUIPMENT - net                                1,213,149         1,243,016

PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED AND OTHER ASSETS -  net                                   541,228           558,285
                                                                 -----------       -----------
          TOTAL ASSETS                                           $ 9,284,537       $ 9,325,479
                                                                 ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $   806,355       $ 1,229,451
  Accrued compensation and related taxes                             654,645           573,294
  Accrued warranty expense                                           135,992           166,839
  Accrued installation expense                                       159,210           183,909
  Customer deposits                                                  604,912           249,795
  Other accrued liabilities                                          123,120           127,435
                                                                 -----------       -----------
          Total current liabilities                                2,484,234         2,530,723

LONG-TERM OBLIGATIONS                                                324,665           347,667
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                            --                --
  Common stock; $.01 par value; 100,000,000 shares authorized;
    2,111,279 (2,110,303 in 1998) shares issued and outstanding       21,113            21,103
  Additional paid-in capital                                       7,406,579         7,406,589
  Cumulative foreign currency translation adjustment                (302,293)         (216,338)
  Accumulated deficit                                               (649,761)         (764,265)
                                                                 -----------       -----------
          Total stockholders' equity                               6,475,638         6,447,089
                                                                 -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 9,284,537       $ 9,325,479
                                                                 ===========       ===========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three and Six Months Ended March 31, 1999 and 1998

                                             Three Months Ended March 31       Six Months Ended March 31
                                             --------------------------      --------------------------
                                                1999            1998            1999            1998
                                             ----------      ----------      ----------      ----------
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net product sales                            $3,593,204      $4,738,521      $6,971,912      $8,799,347
Cost of product sales                         2,443,918       3,254,942       5,038,713       6,074,084
                                             ----------      ----------      ----------      ----------
         Gross margin                         1,149,286       1,483,579       1,933,199       2,725,263

Selling, general and administrative             811,806       1,055,014       1,603,620       2,056,980
Research and development                         82,202          98,215         164,160         166,709
                                             ----------      ----------      ----------      ----------
        Operating profit                        255,278         330,350         165,419         501,574

Interest income-net                              10,248          17,595          20,085          35,711
                                             ----------      ----------      ----------      ----------

Income before income taxes                      265,526         347,945         185,504         537,285
Income tax provision                             98,000         156,000          71,000         236,000
                                             ----------      ----------      ----------      ----------


NET INCOME                                   $  167,526      $  191,945      $  114,504      $  301,285
                                             ==========      ==========      ==========      ==========




EARNINGS PER SHARE :
  Basic                                      $      .08      $      .09      $      .05      $      .14
  Weighted average shares outstanding         2,110,510       2,103,154       2,110,429       2,103,185

  Diluted                                    $      .08      $      .09      $      .05      $      .13
  Weighted average shares outstanding         2,147,591       2,118,039       2,150,478       2,145,999

           See accompanying notes to condensed financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                                               ACCUMULATED OTHER
                                                                 COMPREHENSIVE
                                                                INCOME (LOSSES)
                                  COMMON STOCK                  (I.E. FOREIGN
                               -------------------  ADDITIONAL     CURRENCY                   TOTAL
                               NUMBER OF              PAID-IN     TRANSLATION  ACCUMULATED STOCKHOLDERS'
                                SHARES    AMOUNT     CAPITAL      ADJUSTMENTS)  DEFICIT       EQUITY
                               ---------  --------  ----------    ----------   ----------   -----------
BALANCE AT
 SEPTEMBER 30, 1997            2,092,553  $ 20,926  $7,366,111    $ (284,453)  $ (174,378)  $ 6,928,206

  Net income                           -         -           -             -      301,285       301,285
  Translation adjustment               -         -           -       (64,481)           -       (64,481)
                                                                                                --------
     Comprehensive income                                                                       236,804
                                                                                                --------

  Employee stock bonus             8,725        87         632             -            -           719
                               ---------  --------  ----------    ----------   ----------   -----------

BALANCE AT
 MARCH 31, 1998                2,101,278  $ 21,013  $7,366,743    $ (348,934)  $  126,907   $ 7,165,729
                               =========  ========  ==========    ==========   ==========   ===========



BALANCE AT
 SEPTEMBER 30, 1998            2,110,303  $ 21,103  $7,406,589    $ (216,338)  $ (764,265)  $ 6,447,089

  Net income                           -         -           -             -      114,504       114,504
  Translation adjustment               -         -           -       (85,955)           -       (85,955)
                                                                                                --------
     Comprehensive income                                                                        28,549
                                                                                                --------

  Other items                        976        10         (10)            -            -             -
                               ---------  --------  ----------    ----------   ----------   -----------

BALANCE AT
 MARCH 31, 1999                2,111,279  $ 21,113  $7,406,579    $ (302,293)  $ (649,761) $  6,475,638
                               =========  ========  ==========    ==========   ==========   ===========

           See accompanying notes to condensed financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended March 31, 1999 and 1998

                                                                   Six Months Ended
                                                             -----------------------------
                                                                 1999              1998
                                                             -----------       -----------
                                                              Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                 $   114,504       $   301,285
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                              156,984           166,793
      Inventory and accounts receivable write-offs                49,336            24,038
      Loss (gain) on disposals of long-lived assets                   --            (2,241)
      Deferred income taxes                                       21,000           (45,000)
  (Increase) decrease in:
      Accounts receivable                                       (675,244)         (297,820)
      Inventories, prepaids and other assets                    (125,641)         (301,343)
   Increase (decrease) in:
      Accounts payable                                          (347,776)          308,529
      Accrued liabilities                                        433,045           (24,809)
      Income taxes payable/refundable                            301,309            48,916
                                                             -----------       -----------
   Net Cash Provided By (Used In) Operating Activities           (72,483)          178,348
                                                             -----------       -----------

INVESTING ACTIVITIES:
  Maturities of short-term investments - net                          --           579,191
  Proceeds from sale of assets                                        --             2,241
  Purchases of property, plant and equipment                    (143,275)         (177,023)
                                                             -----------       -----------
    Net Cash Provided By (Used In) Investing Activities         (143,275)          404,409
                                                             -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from stock options exercised                               --               719
  Payments on mortgage loan                                       (5,901)           (6,018)
                                                             -----------       -----------
    Net Cash Used In Financing Activities                         (5,901)           (5,299)
                                                             -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           28,579             6,447
                                                             -----------       -----------

CASH AND EQUIVALENTS:
  Net increase (decrease)                                       (193,080)          583,905
  Beginning of year                                            1,351,542         1,395,849
                                                             -----------       -----------
END OF YEAR CASH AND EQUIVALENTS                             $ 1,158,462       $ 1,979,754
                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
     Interest                                                $     5,806       $     7,958
     Income taxes, net of refunds                               (209,000)          232,000


           See accompanying notes to condensed financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1999


(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc. formed July 1, 1997 ("P.R. Hoffman") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made.

         Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, which are incorporated herein by reference.

         The consolidated results of operations for the three and six months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.


(2)      INVENTORIES
         -----------

         The components of inventories are as follows:

                                              March 31,       September 30,
                                                1999              1998
                                           ------------       ------------
                  Purchased parts and
                   raw material            $  1,045,447       $  1,174,570
                  Work-in-process               759,478            612,646
                  Finished goods                604,754            606,492
                                           ------------       ------------
                  Totals                   $  2,409,679       $  2,393,708
                                           ============       ============

(3)      EARNINGS PER SHARE
         ------------------

         Earnings per share were calculated as follows:


                              Three Months Ended          Six Months Ended
                                     March 31,               March 31,
                            ------------------------  ----------------------
                                1999         1998         1999       1998
                            -----------  -----------  -----------  ---------
Net income                  $   167,526  $   191,945  $   114,504  $ 301,285

After-tax amortization of
contingent goodwill                  --       (7,667)          --    (15,780)
                            -----------  -----------  -----------  ---------

Income used in
  in the calculations       $   167,526  $   184,278  $   114,504  $ 285,505
                            ===========  ===========  ===========  =========

Weighted average
Shares outstanding:
 Common shares                2,110,510    2,103,154    2,110,429  2,103,185
 Common
  equivalents
  issuable upon
  exercise of
  warrants and
  stock options(1)               37,081       14,885       40,049     42,814
                            -----------  -----------  -----------  ---------
                              2,147,591    2,118,039    2,150,478  2,145,999
                            ===========  ===========  ===========  =========

Earnings Per Share:
 Basic                      $       .08  $       .09  $       .05  $     .14
                            ===========  ===========  ===========  =========

 Diluted                    $       .08  $       .09  $       .05  $     .13
                            ===========  ===========  ===========  =========

-------------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 1,501,500 shares had an exercise price greater than the average market price during the period and therefore did not enter into the calculation.

(2) All share amounts above have been restated to give effect to the one for two reverse stock split that became effective in March 1999. See Note 4, regarding the reverse stock split.

4.       REVERSE STOCK SPLIT
         -------------------

         Effective with the close of business on March 15, 1999, each two shares of the $.01 par value common stock ("Common Stock") of the Company was combined and reclassified into one share of the Common Stock. All shares and per share amounts have been restated to give effect for this one for two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.


5.       COMPREHENSIVE INCOME
         --------------------

         As of October 1, 1998,  the  Company  adopted  Statement  of  Financial
         Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting and displaying of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. SFAS No. 130 had no effect on the Company's consolidated net income or stockholders' equity. Comprehensive income and components of accumulated other comprehensive income are presented in the Condensed Consolidated Statements of Stockholders' Equity.


6.       RECLASSIFICATIONS
         -----------------

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

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:

                              Three Months Ended             Six Months Ended
                                    March 31,                    March 31,
                              ------------------           -------------------
                               1999        1998              1999        1998

Net revenue                   100.0%       100.0%           100.0%       100.0%
Cost of product sales         (68.0)       (68.7)           (72.3)       (69.0)
                             ------      -------           ------      -------
      Gross profit             32.0         31.3             27.7         31.0

Selling, general and
 administrative expenses      (22.6)       (22.2)           (22.9)       (23.4)

Research and development       (2.3)        (2.1)            (2.4)        (1.9)
                             ------      -------           ------      -------
       Operating profit         7.1%         7.0%             2.4%         5.7%
                             ======      =======           ======      =======



          NET REVENUE. The Company's net revenue for the three months ended March 31, 1999 was $3,593,000, a decline of $1,145,000, or 24%, from net revenue of $4,739,000 for the corresponding period of the previous fiscal year. The decline in revenue for quarter ended March 31, 1999 was caused by the continuing effects of the slowdown in the semiconductor industry, which began to affect operations during the latter part of fiscal 1998. The industry slowdown adversely effected the revenue of all operations during the most recently completed quarter when compared to the prior year. However, consolidated revenue for the second quarter was 6% higher than in the first quarter of the current fiscal year, reflecting a slight improvement in the industry.

          Revenue for the first six months of fiscal 1999 was $6,972,000, a decline of $1,827,000, or 21%, from the corresponding period in fiscal 1998. The decline in revenue for the six months ended March 31, 1999 was caused by the continuing effects of the slowdown in the semiconductor industry, which began to affect operations during the latter part of fiscal 1998. The industry slowdown adversely effected the revenue of all operations, except for the Tempress diffusion operations. The revenue increase from Tempress diffusion products during the first quarter of the fiscal year caused this operation to have increased revenue for the first half of this fiscal year.

          GROSS PROFIT. The Company's gross profit decreased by approximately $334,000 to $1,149,000 for the three months ended March 31, 1999, from $1,484,000 during the comparable period of the previous fiscal year. The decline in gross profit during the second quarter resulted primarily from reduced sales volume, discussed above. Gross profit as a percentage of sales was 32% for the second quarter, a slight improvement over the 31% for the second quarter of fiscal 1998, the net result of several nearly offsetting factors.

          The Company's gross profit decreased by approximately $792,000 to $1,933,000 for the six months ended March 31, 1999, from $2,725,000 during the comparable period of the previous fiscal year. The decline is primarily attributable to the 21% decline in the sales volume discussed above. Gross profit as a percentage of revenue was 28% in the first six months of fiscal 1999, compared to 31% in the first six months of fiscal 1998. The gross profit percentage for all products was lower in the first half of the current fiscal year than in the comparable period of fiscal 1998, primarily due to competitive pressures on pricing during the first quarter of this fiscal year, caused by the industry slowdown.

          Comparing the gross profit for the second quarter to the first quarter of the current fiscal year provides and indication of some improvement in the industry. For the second quarter of fiscal 1999, gross profit increased by $365,000, or 47%, over the first quarter on the 6% increase in revenue discussed above. This improvement also demonstrates the effectiveness of the Company's cost reductions implemented late in the first quarter of this fiscal year.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1999 were $243,000, or 23%, less than the level of such expenses incurred in the second quarter of fiscal 1998. A reduction in acquisition activity and in the associated expenses also contributed to this decline. Selling, general and administrative expenses were reduced by approximately the same percentage as the decline in consolidated revenue when compared to the same quarter of fiscal 1998, and amounted to 23% and 22% of sales during the second quarter of fiscal years 1999 and 1998, respectively.

          For the six months ended March 31, 1999, the Company reduced selling, general and administrative expense by $453,000 from $2,057,000, a decrease of 22%. Since these expenses were reduced by approximately the same percentage as the decline in sales volume, these expenses amounted to approximately 23% of sales for both periods.

          RESEARCH AND DEVELOPMENT. Research and development costs decreased by $16,000, to $82,000, during the second quarter of fiscal 1999, compared to $98,000 during the comparable quarter of fiscal 1998. For the first six months of fiscal 1999, research & development costs were $164,000, compared to $167,000 in the first six months of fiscal 1998. Research and development efforts were stepped-up in order to develop improved models of existing products, such as robotic loading systems and the furnace control interface. Costs of investigating potential new technologies replaced the costs incurred in fiscal 1998 for the now suspended photo assisted CVD (chemical vapor deposition) research project.

          OPERATING PROFIT. The $75,000 decline in operating profit for the second quarter of fiscal 1999 is primarily attributable to the decline in sales volume discussed above. Expenses, including research and development, declined $259,000. As a result, operating profit of $255,000 was realized during the quarter ended March 31, 1999, a decrease of $75,000 from the $330,000 operating profit earned during the comparable period in fiscal 1998.

          For the six months ended March 31, 1999, operating profit declined $336,000, or 67%, to $165,000 from $502,000 in the comparable period in fiscal 1998. This decline is primarily attributable to the operating loss in the first quarter of fiscal 1999. Reductions in expenses, including research and development, were $456,000 in the first six months of fiscal 1999 over the same period in 1998.

          Net income includes the operating profit discussed above, net interest income and the provision for income taxes. During the second quarter of fiscal 1999, net interest income was $10,000, a decrease of $8,000 from the $18,000 of net interest income for the corresponding quarter of fiscal 1998. For the six months ended March 31, 1999, net interest income was $20,000, a decrease of $16,000 from the $36,000 of net interest income for the corresponding period of fiscal 1998. The decrease in net interest income is attributable to the Company beginning fiscal 1999 with less cash and short-term investments, as funds were used to finance the increase in inventories and refundable income taxes during fiscal 1998. As a result of the above factors, income before income taxes for the second quarter of fiscal 1999 was $266,000, compared to income before taxes of $348,000 in the second quarter of fiscal 1998, a decline of $82,000.

          NET INCOME. Net income in the second quarter of fiscal 1999 declined by $24,000 to $168,000, or 13%, from the second quarter of fiscal 1998. Income tax expense of $98,000, recorded at an effective tax rate of 37%, reduced net income for the second quarter of fiscal 1999 to $168,000, or $.08 per share. During the second quarter of fiscal 1998, the Company recorded income tax expense of $156,000, reflecting a 45% effective tax rate, resulting in net income of $192,000, or $.09 per share. The lower effective tax rate in the current fiscal year is primarily attributable to the fact that a significantly higher percentage of earnings during the second quarter of fiscal 1999 were in jurisdictions that have lower income tax rates and due the utilization of state net operating carryforwards, which previously had been offset by a valuation allowance.

          For the six months ended March 31, 1999, the Company recorded income tax expense of $71,000, an effective rate of 38%, reducing net income to $115,000, or $.05 per share. For the same period in fiscal 1998, income taxes of $236,000, an effective rate of 44%, reduced net income to $301,000. The lower effective tax rate in the current fiscal year is attributable to factors discussed above.

          The increase in net earnings for the second quarter over the first quarter of fiscal 1999 is due to cost reductions implemented during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 and to the 6% increase in revenue. The $168,000 net income for the second quarter of fiscal 1999 is an improvement of $221,000, compared to the $53,000 net loss for the first quarter of fiscal 1999 and also reflects a turnaround from the net losses of $185,000 and $707,000, for the third and fourth quarters of fiscal 1998, respectively.

          BACKLOG. At March 31, 1999 the order backlog was $4,433,000, a reduction of 26% from the $5,986,000 backlog at March 31, 1998. The backlog as of March 31, 1999 was approximately $315,000 higher than at September 30, 1998, but it was down $780,000 from the $5,213,000 backlog at December 31, 1998. Orders are generally shipped within three to six months of receipt. Accordingly, the order backlog may not be a valid measure of revenue or earnings for a future period.

LIQUIDITY AND FINANCIAL CONDITION.

          At March 31, 1999, the Company had $1,158,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,352,000 at September 30, 1998, a decrease of approximately $193,000. For the first six months of fiscal 1999, net income plus amortization and depreciation (i.e. cash flow) was a positive $271,000. The Company continues to believe that there is sufficient liquidity for existing operations.

          At March 31, 1999, working capital was $5,046,000, up slightly from $4,993,000, at September 30, 1998. The Company's current ratio, 3.0:1 at the end of the second quarter of fiscal 1999, was unchanged from the beginning of the year. Also, at the end of the second quarter of fiscal 1999, cash and short-term investments comprised 12% of total assets and stockholders' equity accounted for 70% of total capitalization. The Company believes that it continues to posses the financial strength to plan for future growth, while actively managing the current industry slowdown.


YEAR 2000 COMPLIANCE

          Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than eight months, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

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

FORWARD-LOOKING STATEMENTS

          The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant further reductions in demand or rescheduling of customer purchase orders that have occurred recently due to equipment buyers' caution resulting from over-capacity for the production of semiconductor chips, (c) that the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) that competitive conditions within the Company's markets will not materially deteriorate further, (e) that the Company's efforts to improve its products and maintain its competitiveness in the markets it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies these development costs,
(f) that the Company will be able to retain, and when needed, add key technical and management personnel, (g) that business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) that the Company's forecasts will accurately anticipate market demand, (i) that there will be no material adverse changes in the Company's exiting operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any, (k) the semiconductor equipment industry will recover from the current slowdown, (l) the turmoil in the Asian markets will not spread to other geographic regions or further deteriorate, (m) the Company has or will be able to reduce costs sufficiently to avoid using a substantial portion of its current liquidity to fund losses, (n) the Company will not, either directly or indirectly, incur any material Year 2000 issues and (o) that demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On February 26, 1999, the Company held its annual meeting of shareholders at which 3,771,053, or 89.09% of the 4,232,632 shares outstanding were represented by proxy or in person. The following persons where elected to the board of directors with shares voted as follows:

              Election of Directors            For            Withheld
              ---------------------        -----------     -----------
              Jong S. Whang                 3,722,713          48,340
              Robert T. Hass                3,723,413          47,640
              Donald F. Johnston            3,722,963          48,090
              Alvin Katz                    3,723,387          47,666
              Bruce R. Thaw                 3,723,437          47,616

         At that meeting, the shareholders also approved the proposed amendment to the Articles of Incorporation to effect a one for two reverse split of the Company's $.01 par value common stock. Shareholders voted 3,584,459 shares for approval of the proposed amendment; 173,279 shares were voted against proposed amendment; and proxies representing 13,315 shares abstained from voting.

Item 5.  Other Matters.
         --------------

               None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits -

               None.

         (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMTECH SYSTEMS, INC.


  By    /s/ Robert T. Hass                                Dated: May 17, 1999
      -------------------------------------------                --------------
       Robert T. Hass, Vice-President-Finance and
       (Chief Financial and Accounting Officer)