Form 10-Q
period 1999-06-30
AMTECH SYSTEMS INC
filed 1999-08-16
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended: June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission File Number: 0-11412


                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

           Arizona                                               86-0411215
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 131 South Clark Drive, Tempe, Arizona                              85281
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's telephone number, including area code: 602-967-5146

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

                                2,108,679 Shares
                         -------------------------------
                         Outstanding as of June 30, 1999

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               June 30, 1999 and September 30, 1998                          3

             Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended June 30, 1999 and 1998            4

             Condensed Consolidated Statements of Stockholders' Equity       5

             Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended June 30, 1999 and 1998                      6

             Notes to Condensed Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

             Results of Operations                                          11
             Liquidity and Financial Condition                              14
             Year 2000 Compliance                                           14
             Forward-Looking Statements                                     15

PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings                                              16

     Item 4. Submission of Matters to a Vote of Security Holders            16

     Item 5. Other Matters                                                  16

     Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                  16

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                         1999          1998
                                                      -----------  ------------
                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                $   890,729   $ 1,351,542
  Accounts receivable - net                             2,588,514     2,894,217
  Inventories - net                                     2,792,939     2,393,708
  Deferred income taxes                                   234,000       393,000
  Income taxes refundable                                 358,000       404,000
  Prepaid expenses                                         29,784        87,711
                                                      -----------   -----------
    Total current assets                                6,893,966     7,524,178

PROPERTY, PLANT AND EQUIPMENT - net                     1,136,559     1,243,016

PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED AND OTHER ASSETS -  net                        522,070       558,285
                                                      -----------   -----------
    TOTAL ASSETS                                      $ 8,552,595   $ 9,325,479
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $   902,475   $ 1,229,451
  Accrued compensation and related taxes                  503,407       573,294
  Accrued warranty expense                                 95,602       166,839
  Accrued installation expense                            130,283       183,909
  Customer deposits                                        10,860       249,795
  Other accrued liabilities                               145,196       127,435
                                                      -----------   -----------
    Total current liabilities                           1,787,823     2,530,723

LONG-TERM OBLIGATIONS                                     314,523       347,667
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                 --            --
  Common stock; $.01 par value; 100,000,000
    shares authorized; 2,108,679 (2,110,303
    in 1998) shares issued and outstanding                 21,087        21,103
  Additional paid-in capital                            7,400,152     7,406,589
  Accumulated other comprehensive losses
    (ie: cumulative foreign currency translation
    adjustment)                                          (349,227)     (216,338)
  Accumulated deficit                                    (621,763)     (764,265)
                                                      -----------   -----------
    Total stockholders' equity                          6,450,249     6,447,089
                                                      -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 8,552,595   $ 9,325,479
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three and Nine Months Ended June 30, 1999 and 1998

                                             Three Months                  Nine Months
                                             Ended June 30                Ended June 30
                                        -------------------------    -------------------------
                                           1999          1998           1999          1998
                                        -----------   -----------    -----------   -----------
                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net product sales                       $ 3,403,801   $ 3,687,135    $10,375,713   $12,486,482
Cost of product sales                     2,448,938     2,864,481      7,487,651     8,938,565
                                        -----------   -----------    -----------   -----------
    Gross margin                            954,863       822,654      2,888,062     3,547,917

Selling, general and administrative         884,902     1,039,256      2,488,522     3,096,236
Research and development                     23,084        97,834        187,244       264,543
                                        -----------   -----------    -----------   -----------
    Operating profit (loss)                  46,877      (314,436)       212,296       187,138

Interest income-net                          12,121        14,871         32,206        50,582
                                        -----------   -----------    -----------   -----------
Income (loss) before income taxes            58,998      (299,565)       244,502       237,720
Income tax provision (benefit)               31,000      (115,000)       102,000       121,000
                                        -----------   -----------    -----------   -----------
NET INCOME (LOSS)                       $    27,998   $  (184,565)   $   142,502   $   116,720
                                        ===========   ===========    ===========   ===========
EARNINGS (LOSS) PER SHARE:
  Basic                                 $       .01   $      (.09)   $       .07   $       .05
  Weighted average shares outstanding     2,109,736     2,110,303      2,110,198     2,105,541

  Diluted                               $       .01   $      (.09)   $       .07   $       .05
  Weighted average shares outstanding     2,204,528     2,110,303      2,173,504     2,131,794

     See accompanying notes to condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                           Accumulated Other
                                                                             Comprehensive
                                                                            Income (Losses)
                                      Common Stock                          (i.e. Foreign
                               --------------------------    Additional        Currency                        Total
                                Number of                      Paid-in       Translation      Accumulated   Stockholders'
                                 Shares         Amount         Capital       Adjustments)       Deficit       Equity
                               -----------    -----------    -----------     -----------      -----------   -----------

BALANCE AT
 SEPTEMBER 30, 1997             2,092,553      $ 20,926      $ 7,366,111      $(284,453)      $(174,378)    $ 6,928,206
  Net income                           --            --               --             --         116,720         116,720
  Translation adjustment               --            --               --        (24,622)             --         (24,622)
                                                                                                            -----------
    Comprehensive income                                                                                         92,098

  Employee stock bonus -
    net of stock repurchases       17,750           177           16,959             --              --          17,136
                               ----------      --------      -----------      ---------       ---------     -----------
BALANCE AT
 JUNE 30, 1998                  2,110,303      $ 21,103      $ 7,383,070      $(309,075)      $ (57,658)    $ 7,037,440
                               ==========      ========      ===========      =========       =========     ===========
BALANCE AT
 SEPTEMBER 30, 1998             2,110,303      $ 21,103      $ 7,406,589      $(216,338)      $(764,265)    $ 6,447,089
  Net income                           --            --               --             --         142,502         142,502
  Translation adjustment               --            --               --       (132,889)             --        (132,889)
                                                                                                            -----------
    Comprehensive income                                                                                          9,613

Repurchases of Stock
  and other items                  (1,624)          (16)          (6,437)            --              --          (6,453)
                               ----------      --------      -----------      ---------       ---------     -----------
BALANCE AT
 JUNE 30, 1999                  2,108,679      $ 21,087      $ 7,400,152      $(349,227)      $(621,763)    $ 6,450,249
                               ==========      ========      ===========      =========       =========     ===========
 MARCH 31, 1998                 2,101,278      $ 21,013      $ 7,366,743      $(348,934)      $ 126,907     $ 7,165,729
  Net income                           --            --               --             --        (184,665)       (184,565)
  Translation adjustment               --            --               --         39,859              --          39,859
                                                                                                            -----------
    Comprehensive income                                                                                       (144,706)

  Employee stock bonus - net
    of stock repurchases            9,025            90           16,327             --              --          16,417
                               ----------      --------      -----------      ---------       ---------     -----------
BALANCE AT
 JUNE 30, 1998                  2,110,303      $ 21,103      $ 7,383,070      $(309,075)      $ (57,658)    $ 7,037,440
                               ==========      ========      ===========      =========       =========     ===========
BALANCE AT
 MARCH 31, 1999                 2,111,279      $ 21,113      $ 7,406,579      $(302,293)      $(649,761)    $ 6,475,638
  Net income                           --            --               --             --          27,998          27,998
  Translation adjustment               --            --               --        (46,934)             --         (46,934)
                                                                                                            -----------
    Comprehensive income                                                                                        (18,936)
                                                                                                            -----------
  Repurchase of stock
    and other items                (2,600)          (26)          (6,427)            --              --          (6,453)
                               ----------      --------      -----------      ---------       ---------     -----------
BALANCE AT
 JUNE 30, 1999                  2,108,679      $ 21,087      $ 7,400,152      $(349,227)      $(621,763)    $ 6,450,249
                               ==========      ========      ===========      =========       =========     ===========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                          Nine Months Ended
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
  Net income                                         $   142,502    $   116,720
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      241,545        254,045
      Inventory and accounts receivable write-offs        69,239         37,902
      Gain on disposals of long-lived assets                  --         (2,241)
      Deferred income taxes                              159,000        (20,000)
   (Increase) decrease in:
      Accounts receivable                                 90,164         34,752
      Inventories, prepaids and other assets            (512,816)      (711,189)
    Increase (decrease) in:
      Accounts payable                                  (251,136)       121,577
      Accrued liabilities                               (349,750)       491,941
      Income taxes payable/refundable                     39,598       (219,493)
                                                     -----------    -----------
    Net Cash Provided By (Used In) Operating
      Activities                                        (371,654)       104,014
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Maturities of short-term investments - net                  --        579,191
  Proceeds from sale of assets                                --          2,241
  Purchases of property, plant and equipment            (154,311)      (262,569)
                                                     -----------    -----------
    Net Cash Provided By (Used In) Investing
      Activities                                        (154,311)       318,863
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Stock repurchases                                       (6,453)       (24,775)
  Payments on mortgage loan                               (9,184)        (9,017)
                                                     -----------    -----------
    Net Cash Used In Financing Activities                (15,637)       (33,792)
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   80,789       (101,588)
                                                     -----------    -----------
CASH AND EQUIVALENTS:
  Net increase (decrease)                               (460,813)       287,497
  Beginning of year                                    1,351,542      1,395,849
                                                     -----------    -----------
END OF YEAR CASH AND EQUIVALENTS                     $   890,729    $ 1,683,346
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                         $    11,425    $    11,858
    Income taxes, net of refunds                         (52,503)       360,000

     See accompanying notes to condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 1999

1.   BASIS OF PRESENTATION

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made.

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

     The consolidated results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     The components of inventories are as follows:

                                                     June 30,      September 30,
                                                       1999            1998
                                                    ----------     ------------
     Purchased parts and
       raw material                                 $1,286,068      $1,174,570
     Work-in-process                                   911,758         612,646
     Finished goods                                    595,113         606,492
                                                    ----------      ----------
     Totals                                         $2,792,939      $2,393,708
                                                    ==========      ==========

3.   EARNINGS PER SHARE

     Earnings per share were calculated as follows:

                               Three Months Ended          Nine Months Ended
                                    June 30,                   June 30,
                            ------------------------   ------------------------
                               1999         1998          1999         1998
                            -----------  -----------   -----------  -----------
     Net income             $    27,998  $  (184,565)  $   142,502  $   116,720

     After-tax
     amortization of
     contingent goodwill             --           --            --       (5,936)
                            -----------  -----------   -----------  -----------
     Income used in
       in the calculations  $    27,998  $  (184,565)  $   142,502  $   110,784
                            ===========  ===========   ===========  ===========
     Weighted average
     Shares outstanding:
       Common shares          2,109,736    2,110,303     2,110,198    2,105,541
       Common equivalents
         issuable upon
         exercise of
         warrants and
         stock options(1)        94,792           --        63,306       26,253
                            -----------  -----------   -----------  -----------
                              2,204,528    2,110,303     2,173,504    2,131,794
                            ===========  ===========   ===========  ===========
     Earnings Per Share:
       Basic                $       .01  $      (.09)  $       .07  $       .05
                            ===========  ===========   ===========  ===========
       Diluted              $       .01  $      (.09)  $       .07  $       .05
                            ===========  ===========   ===========  ===========

     ----------
     (1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 1,492,500 shares and 1,642,792 shares had an exercise price greater than the average market price during the three months ended June 30, 1999 and 1998, respectively, and therefore did not enter into the calculation. Options and warrants on 1,492,500 shares and 1,527,792 shares were excluded from the calculation for the nine months ended June 30, 1999 and 1998, respectively.

     (2) All share amounts above have been restated to give effect to the one for two reverse stock split that became effective in March 1999. See
          Note 4, regarding the reverse stock split.

4.   REVERSE STOCK SPLIT

     Effective as of the close of business on March 15, 1999, each two shares of the $.01 par value common stock ("Common Stock") of the Company were combined and reclassified into one share of the Common Stock. All shares and per share amounts have been restated to give effect to this one for two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133".
     This statement defers the effective date of SFAS 133 to the Company's quarter ending December 31, 2000. The Company does not expect the adoption of SFAS 133 and SFAS 137 to have a material impact on its future results of operations or financial position.

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Startup Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The new statement is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement effective October 1, 1999. Initial application of this standard will not have a material impact on the Company's financial position or results of operations.

6.   SHAREHOLDER RIGHTS PLAN

     During May 1999, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-hundredth of a share of Series A Participating Preferred Stock, at a purchase price of $8.50, subject to certain antidilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company's common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the common stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company, entitles the holder to purchase an amount of common stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquirer, having a market value of twice the exercise price of the right. Rights held by the acquiring person will become void and will not be exercisable to purchase shares at the discounted purchase price.

7.   RECLASSIFICATIONS

     Certain costs of field service and installation in the amount of $123,164 and $298,754 for the three and nine months ended June 30, 1998, respectively, have been reclassified from selling, general and administrative expense to cost of product sales to conform to the 1999 presentation.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                     Three Months Ended      Nine Months Ended
                                          June 30,               June 30,
                                     -----------------       -----------------
                                     1999        1998        1999        1998
                                     -----       -----       -----       -----
Net revenue                          100.0%      100.0%      100.0%      100.0%
Cost of product sales                (71.9)      (77.7)      (72.2)      (71.6)
                                     -----       -----       -----       -----
  Gross profit                        28.1        22.3        27.8        28.4

Selling, general and
  administrative expenses            (26.0)      (28.1)      (24.0)      (24.8)

Research and development               (.7)       (2.7)       (1.8)       (2.1)
                                     -----       -----       -----       -----
  Operating profit (loss)              1.4%       (8.5)%       2.0%        1.5%
                                     =====       =====       =====       =====

     NET REVENUE. The Company's net revenue for the three months ended June 30, 1999 was $3,404,000, a decline of $283,000, or 8%, from net revenue of $3,687,000 for the corresponding period of the previous fiscal year. The decline in revenue for quarter ended June 30, 1999 was caused by the continuing effects of the slowdown in the semiconductor industry, which began to affect operations during the latter part of fiscal 1998. During the most recently completed quarter, the industry slowdown adversely effected the revenue of all operations when compared to the prior year, with the only exception being revenue from the sale of P.R. Hoffman products, primarily consumable items. While sales of P.R. Hoffman products did not increase significantly during the third quarter compared to the same quarter in last fiscal year, they were 12% higher than in the second quarter of this fiscal year and increased 57% compared to the first quarter of the fiscal year, which was the lowest point in that operation's revenue since the beginning of the industry slowdown. Because the sales and production cycles for consumable products generally are much shorter than those for capital equipment, management believes that the improvement in the operations of P.R. Hoffman may be a leading indicator for the other operations of the Company.

     Revenue for the first nine months of fiscal 1999 was $10,376,000, a decline of $2,111,000, or 17%, from the corresponding period in fiscal 1998. The decline in revenue for the nine months ended June 30, 1999 was caused by the continuing effects of the slowdown in the semiconductor industry, which began to affect operations during the latter part of fiscal 1998. The industry slowdown adversely affected the revenue of all major product categories.

     GROSS PROFIT. The Company's gross profit increased by approximately $132,000 to $955,000, for the three months ended June 30, 1999, from $823,000 during the comparable period of the previous fiscal year. Gross profit as a percentage of sales was 28% for the third quarter of fiscal 1999 compared to 22% for the third quarter of fiscal 1998. The increase in gross profit and the gross profit percentage during the third quarter resulted from significant reductions in manufacturing overhead expenses, primarily within the diffusion equipment operations. Those expense reductions were implemented primarily in the fourth quarter of last fiscal year and the first quarter of this fiscal year, shortly after the industry slowdown began to affect the Company's operations.

     The Company's gross profit decreased by approximately $660,000, or 19%, to $2,888,000 for the nine months ended June 30, 1999, from $3,548,000 during the comparable period of the previous fiscal year. The decline is primarily attributable to the 17% decline in the sales volume discussed above. Gross profit as a percentage of revenue was approximately 28% in the first nine months of fiscal 1999 and fiscal 1998, as manufacturing expenses were reduced in response to the industry slowdown.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1999 were reduced by $154,000, or 15%, compared to those expenses incurred in the third quarter of fiscal 1998. Expense reductions implemented by the Company in the first quarter of fiscal 1999 account for most of that decline. The temporary curtailment of the Company's acquisition activities and the associated expenses also contributed to the decline. Since the percentage decline in selling, general and administrative expenses during the quarter was significantly higher than the percentage decline in consolidated revenue, these expenses as a percentage of revenue were reduced to 26% in the third quarter of fiscal 1999, compared to 28% of sales during the third quarter of fiscal year 1998.

     For the nine months ended June 30, 1999, the Company reduced selling, general and administrative expense by $608,000 from $3,096,000, a decrease of 20%. These expenses amounted to approximately 24% and 25% of sales for the nine months ended June 30, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased by $75,000, to $23,000, during the third quarter of fiscal 1999, compared to $98,000 during the comparable quarter of fiscal 1998. Approximately $46,000 of the research and development work in the Netherlands was funded by a government grant, the proceeds of which were received during the third quarter of this fiscal year and accounted for as a reduction in these expenses. The Company is currently investigating potential new technologies. This activity is in its early stages and thus funding is significantly lower than the expenses incurred during fiscal 1998 on the now suspended photo assisted CVD (chemical vapor deposition) research project. For the first nine months of fiscal 1999, research & development costs were $187,000, compared to $265,000 in the first nine months of fiscal 1998, with the decline occurring in the third quarter, as discussed above.

     OPERATING PROFIT (LOSS). Operating profit for the third quarter of fiscal 1998 increased by $361,000 to $47,000 from an operating loss of $314,000 in the same period of fiscal 1998. This improvement was achieved even though revenue declined by 8%, as discussed above, as margins were improved significantly and other expenses, including research and development, were reduced by $229,000. The improvement in operating profit also reflects the Company's successful efforts in reducing manufacturing labor and overhead.

     For the nine months ended June 30, 1999, operating profit increased $25,000, or 13%, to $212,000 from $187,000 in the comparable period in fiscal 1998. The improvement in operating profit was achieved despite a 17% decline in revenues discussed above. This increase is primarily attributable to reductions in expenses in fiscal 1999, which more than offset the decline in gross profit, resulting from the lower revenues. Such non-manufacturing expenses, including research and development, were reduced by $685,000, or 20%, in the first nine months of fiscal 1999 over the same period in 1998.

     NET INCOME. Net income includes operating profit, discussed above, net interest income and the provision for income taxes. During the third quarter of fiscal 1999, net interest income was $12,000, or $3,000 lower than the $15,000 of net interest income for the corresponding quarter of fiscal 1998. For the nine months ended June 30, 1999, net interest income was $32,000, a decrease of $18,000 compared to $50,000 of net interest income for the corresponding period of fiscal 1998. The decline in net interest income is attributable to the lower level of cash and short-term investments during fiscal 1999, as funds were used to finance increased inventories, as explained below. As a result of the above factors, income before income taxes for the third quarter of fiscal 1999 was $59,000, compared to a loss before taxes of $300,000 in the third quarter of fiscal 1998, an improvement of $359,000.

     Income tax expense of $31,000, recorded at an effective tax rate of 53%, resulted in net income for the third quarter of fiscal 1999 of $28,000, or $.01 per share. During the third quarter of fiscal 1998, the Company recorded income tax benefits of $115,000, reflecting a 38% effective tax rate, which resulted in a net loss of $185,000, or $(.09) per share. The higher effective tax rate in the current fiscal year is primarily attributable to the fact that a significantly higher percentage of earnings during the third quarter of fiscal 1999 were in jurisdictions that have higher income tax rates. As a result of the above factors, net income in the third quarter of fiscal 1999 increased by $213,000 to $28,000, or $.01 per share, from a net loss of $185,000, or $(.09)
per share, in the third quarter of fiscal 1998.

     For the nine months ended June 30, 1999, the Company recorded income tax expense of $102,000, an effective rate of 42%, resulting in net income of $143,000, or $.07 per share. For the same period in fiscal 1998, income taxes of $121,000, an effective rate of 51%, reduced net income to $117,000, or $.05 per share.

     BACKLOG. At June 30, 1999, the order backlog was $4,655,000, a reduction of 10% from the $5,152,000 backlog at June 30, 1998. The backlog as of June 30, 1999 was approximately $536,000 higher than at September 30, 1998, and it was up $222,000 from the $4,433,000 backlog at March 31, 1999. Orders are generally shipped within three to six months of receipt. Accordingly, the order backlog may not be a valid measure of revenue or earnings for a future period.

LIQUIDITY AND FINANCIAL CONDITION.

     At June 30, 1999, the Company had $891,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,352,000 at September 30, 1998, a decrease of approximately $461,000. The decline in cash and equivalents is primarily due to an increase in inventories of approximately $560,000, as inventory levels have nearly returned to the same level as of June 30, 1998. For the first nine months of fiscal 1999, net income plus amortization and depreciation (i.e. cash flow) was a positive $384,000. The Company continues to believe that there is sufficient liquidity for existing operations.

     At June 30, 1999, working capital was $5,106,000, up slightly from $4,993,000, at September 30, 1998. The Company's current ratio, 3.9:1 at the end of the third quarter of fiscal 1999, improved from 3.0:1 at the beginning of the year. Also, at the end of the third quarter of fiscal 1999, cash and short-term investments comprised 10% of total assets and stockholders' equity accounted for 75% of total capitalization. The Company believes that it continues to posses the financial strength to plan for future growth, while actively managing the current industry slowdown.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than five months, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

READINESS AND RELATED RISKS. The Company is in the process of identifying the programs, infrastructure, and products that could be affected by the Year 2000 issue and is developing and implementing a plan to resolve the priority concerns on a timely basis. Based on a review of the hardware and software components of its systems and products, the Company anticipates that the plan will not require it to devote a considerable amount of internal resources or otherwise hire substantial external resources to assist with the implementation of such plan.

COSTS. The Company expects that the costs to be incurred by it to deal with this issue will not be material, as most of the issues have been resolved through installation of regular software updates provided by licensors under standard maintenance agreements.

CONTINGENCY PLANS. The production processes of the Company and of its critical vendors are not significantly dependent upon hardware or software which is likely to be affected by "Year 2000" problems. The Company does not anticipate that any problems encountered by suppliers and vendors in connection with the Year 2000 will have a material adverse effect on the Company's financial condition and results of operations.

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

     None.

ITEM 5. OTHER MATTERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits -

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on May 28, 1999 disclosing the adoption of a rights agreement dated May 17, 1999, between Amtech Systems, Inc. and American Securities Transfer & Trust, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.


By /s/ Robert T. Hass                                     Dated: August 16, 1999
   ------------------------------------------
   Robert T. Hass, Vice-President-Finance and
   (Chief Financial and Accounting Officer)