Form 10-K405
period 1999-09-30
AMTECH SYSTEMS INC
filed 1999-12-23
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  0-11412


                              AMTECH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Arizona                                              86-0411215
(State or other jurisdiction of                               (I.R.S. Employer
-------------------------------                              -------------------
 incorporation or organization)                              Identification No.)


 131 South Clark Drive, Tempe, Arizona                              85281
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: 480-967-5146

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)


                            Redeemable Public Warrant
                            -------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes

     The aggregate market value of voting stock held by non-affiliates of the registrant: $6,665,000 as of December 16, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 2,108,679 shares of Common Stock, $.01 par value, outstanding as of December 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART III (Items 9-13) is incorporated by reference to the registrant's proxy statement for the registrant's Annual Meeting of Shareholders to be held on or about February 25, 2000.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
ITEM 1.   BUSINESS.............................................................4
            Background.........................................................4
            Financial Information About Industry Segments......................4
            Operating Strategy and Industry Overview...........................5
            Products...........................................................6
            Proposed New Products..............................................9
            Manufacturing and Suppliers.......................................10
            Order Backlog.....................................................10
            Research, Development and Engineering.............................10
            Patents...........................................................11
            Sales and Marketing...............................................12
            Competition.......................................................13
            Employees.........................................................14
            Financial Information About Foreign And Domestic
              Operations and Export Sales.....................................14

ITEM 2.   PROPERTIES..........................................................14

ITEM 3.   LEGAL PROCEEDINGS...................................................14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS' MATTERS..............................................15
            Market Information................................................15
            Holders...........................................................15
            Dividends.........................................................15

ITEM 6.   SELECTED FINANCIAL DATA.............................................16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................17
            Plans For Expansion And Capital Resources.........................17
            Results of Operations.............................................18
            Fiscal 1999 Compared to Fiscal 1998...............................18
            Fiscal 1998 Compared to Fiscal 1997...............................20
            Liquidity And Capital Resources...................................21
            Year 2000 Compliance..............................................21
            Quantitative And Qualitative Disclosures About Market Risk........22
            Forward-Looking Statements........................................22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................24

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................25

ITEM 10.  EXECUTIVE COMPENSATION..............................................25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....25

SIGNATURES....................................................................28

POWER OF ATTORNEY.............................................................28

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Amtech Systems, Inc. (the "Company") was incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc., and changed to its present name in 1987. The Company also conducts operations through two wholly owned subsidiaries, Tempress Systems, Inc., a Texas corporation with all its operations in the Netherlands ("Tempress Systems"), and P.R. Hoffman Machine Products, Inc., an Arizona corporation ("P.R. Hoffman").

     The Company's initial business was the manufacture of quartzware implements for sale to and use by manufacturers of semiconductor chips. The Company is currently, and has been since 1987, engaged in the manufacture and marketing of several items of capital equipment used by customers in the manufacture of semiconductors, two of which are patented. The Company's Processing/Robotic product line (Atmoscan(R), IBAL and load stations) is designed to enable its customers to increase the degree of control over their semiconductor chip manufacturing environment, to reduce exposure to contaminants by limiting human contact during the manufacturing process and improve employee safety. In fiscal 1995, the Company began the complementary business of producing and selling horizontal diffusion furnaces for use in semiconductor fabrication, through its wholly owned subsidiary, Tempress Systems. In fiscal 1998, the Company, through its Tempress operations, began producing and selling conveyor diffusion furnaces for use in precision thermal processing of electronic parts.

     In fiscal 1994, the Company added research and product development of new technologies to its on-going development of new products and product improvements based on existing technologies. From fiscal 1994 through the end of fiscal 1998, the new technology under investigation consisted of photo-assisted CVD (chemical vapor deposition) research conducted by and in conjunction with the University of California at Santa Cruz (the "University"). In this regard, the University studied several generations of higher intensity light sources, none of which have yielded results that would enable the Company to produce a commercially viable product. While this research was partially successful, it was suspended indefinitely effective September 30, 1998, until such time as reliable higher intensity lamps are available and success appears more probable.

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

     Beginning in fiscal 1999, the Company began research on a new technology asher. In November 1999, the Company announced a joint product development agreement with PSK Tech, Inc. to develop a new technology ashing machine using the Company's damage-free technology and PSK Tech's expertise in the design of ashers and asher processes.

     Unless the context otherwise requires, the "Company" refers to Amtech Systems, Inc., an Arizona corporation, and its wholly owned subsidiaries. The Company's principal executive offices are located at 131 South Clark Drive, Tempe, Arizona 85281 and its telephone number is (480) 967-5146.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For information about industry segments see Note 7 of the Notes to the Financial Statements included herein.

OPERATING STRATEGY AND INDUSTRY OVERVIEW

     The Company is engaged primarily in the design, manufacture and marketing of several items of capital equipment and related consumables and spare parts used by customers in the manufacture and fabrication of semiconductors. Semiconductors, or semiconductor "chips," are fabricated on a silicon wafer substrate and are part of the circuitry or electronic components of many products, including computers, telecommunication systems, automotive products, consumer goods and industrial automation and control systems. The manufacture of semiconductors involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. The Company's products currently address deposition steps, the fabrication of silicon wafers, and the reclaiming of semiconductor test wafers. See proposed new product regarding ashers, which perform a step within the broad category of photolithography. The Company's products within the deposition area perform oxidation/diffusion and low-pressure deposition ("LPCVD") steps. During these steps silicon wafers (the substrates from which chips are made) are inserted in a diffusion furnace and subjected to the precise flow of gases under very intense heat.

     The Company manufactures and sells horizontal and conveyor diffusion furnaces through its wholly owned subsidiary, Tempress Systems. In addition, the Company manufactures and sells a Processing/Robotic product line designed to enable customers using horizontal diffusion furnaces to increase their degree of control over the manufacturing environment, to reduce exposure to contaminants by reducing the amount of human contact during the manufacturing process and to improve employee safety. Following an industry trend, the size of individual semiconductor chips has tended to decrease while the size of the wafers from which chips are made has tended to increase. As a result, the value of each wafer has increased because each is the source of an increased number of chips. As the value of wafers increase, so too does the importance of control over the manufacturing environment.

     There also is a trend in the semiconductor industry, related to the trend to produce smaller chips, toward the use in semiconductor manufacturing facilities of newer technology, vertical diffusion furnaces. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers, however, such furnaces are significantly more expensive to purchase than horizontal diffusion furnaces. The Company's Processing/Robotic product line is useable with horizontal diffusion furnaces only.

     The July 1997 addition of P.R. Hoffman's product line of double sided precision lapping and polishing machines and related products has broadened and expanded the markets served by the Company, which now include fabricators of semiconductor devices to the producers of the silicon wafers used by those fabricators. Following the P.R. Hoffman acquisition, the Company began marketing the P.R. Hoffman product line through the Company's larger and more established distribution network. Similarly, the Company began marketing its existing products to the markets being served by P.R. Hoffman.

     The Company's target market for its Processing/Robotic product line consists of customers who wish to increase the efficiency and safety (or ergonomics) of their existing semiconductor manufacturing facilities equipped with horizontal diffusion systems. Through its Tempress System operations, the Company also provides its customers with efficient integrated horizontal diffusion furnace systems for use in semiconductor fabrication, and, to a lesser extent, conveyor diffusion furnace systems for use in precision thermal processing of electronic parts. The Company's target market also includes customers who do not require or cannot justify the higher priced vertical diffusion furnace systems. Based on market information obtained through customer and market contacts, the Company believes that a majority of worldwide semiconductor manufacturing facilities is equipped with horizontal diffusion furnaces, as compared with vertical diffusion furnaces. While the Company estimates that each year the percentage of facilities in the world equipped with vertical systems will become closer to and eventually surpass that of horizontal systems, it believes that a significant demand for its present product line will continue to exist, although there can be no assurance in that regard. The Company plans to increase its share of the diffusion furnace market by expanding its manufacture and sales of horizontal diffusion furnaces. In 1996, Tempress Systems acquired a modern, high-tech manufacturing facility in Heerde, The Netherlands, for its European operations, and moved its operations into this new facility.

     The Company's target market for its lapping and polishing machines and related consumables and spare parts are producers of silicon wafers, silicon test wafer reclaiming businesses, manufacturers that use silicon wafers in the fabrication of semiconductors and producers of thin wafers made of other materials, such as quartz, ceramics and metals used in the manufacture of optics, computer storage disks and ceramic components for wireless communication products. Sales to customers processing optics and ceramics were 13% of consolidated sales in fiscal 1998 and in fiscal 1999. The long-term demand for silicon wafer lapping and polishing machines and related products has been fueled by the inherent need of semiconductor device manufacturers to continually meet the growing demand for such semiconductors caused by the rapid increase in the uses for such devices. In order to produce today's higher density chips, semiconductor manufacturers must maintain tighter tolerances with respect to the surface finish, flatness and planerization of the bare silicon wafer, which in turn is requiring more polishing steps and thus more surface processing equipment and supplies. A similar trend is occurring in the computer disk industry as manufacturers strive to produce higher density drives in order to satisfy end user demand for greater storage capacity and reduced size.

     INDUSTRY CYCLES AND TRENDS. Sales of the Company's products depend in large part upon the capital equipment expenditures and/or operating levels of semiconductor manufacturers, which depend on current and/or anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a material adverse effect on capital and operating expenditures by semiconductor manufacturers. Semiconductor industry downturns have and will in the future adversely affect the sales, gross profit and operating results of suppliers that serve the industry, including the Company. The industry is also experiencing the consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. The Company believes that growth in its sales and profitability will depend upon increased demand for semiconductors. During the second half of fiscal 1998 and the first half of fiscal 1999, the Company experienced lower sales volume and profitability, as a result of an industry slowdown. The industry and the Company are now experiencing a period of cyclical recovery.

PRODUCTS

     DIFFUSION FURNACES

     Through its wholly owned subsidiary, Tempress Systems, the Company produces and sells horizontal and conveyor diffusion furnace systems, which generally include a Tempress(R) load station, with the Tempress(R) trademark. These furnaces utilize existing industry technology for sale to customers who do not require the advanced automation of, or can not justify the significantly higher expense of, vertical diffusion furnaces. While the major advantage of vertical diffusion furnaces is their susceptibility to increased automation, which decreases the degree of human intervention in the manufacturing process, the use of horizontal diffusion furnaces, with less automation, is more economical for larger size chips and multi-model semiconductor manufacturing. While industry forecasts indicate that overall market demand for horizontal diffusion furnaces will decline, the Company believes that a significant niche market will persist for such furnaces.

     The Company started the horizontal diffusion furnace business utilizing certain acquired assets previously owned by a bankrupt company, Tempress B.V., located in The Netherlands, including the right to use the trade name "Tempress(R)" in connection with such furnaces. Tempress B.V. was involved in the development, manufacture and sale of a number of different products, including a horizontal diffusion furnace. The right to use the trade name "Tempress" is also held by three subsidiaries of the former Tempress B.V. in connection with the sale of other Tempress products and services unrelated to the horizontal diffusion furnace. The Company believes, and sales volume would appear to support, that the diffusion furnace products it designs and sells under the "Tempress" name have gained acceptance by the Company's targeted market.

     In fiscal 1998, the Company began producing and selling conveyor diffusion furnace systems used to produce thick films for the electronics industry. Conveyor furnace systems provide for precision thermal processing of electronic parts for thick film applications, anneal, sealing, soldering, silvering, curling, brazing, alloying, gloss-metal sealing and component packaging.

     PROCESSING/ROBOTIC EQUIPMENT

     ATMOSCAN(R)

     The Company's "Atmoscan(R)" is a patented controlled environment wafer processing system for use with horizontal diffusion furnaces. When in use, it is loaded with wafers and inserted into the diffusion furnace under a nitrogen-controlled environment. The Atmoscan(R) technology is a processing method that includes a cantilever tube used to load silicon wafers into a diffusion furnace and through which a purging inert gas flows during the loading and unloading processes.

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

     The Company has manufactured and sold Atmoscan(R) units to major semiconductor manufacturers in the United States, the Pacific Rim and Europe, including at various times to International Business Machines, Intel Corporation, Samsung, Motorola, SGS-Thompson, SVG-Thermco and others. Sales of Atmoscan(R) have declined from their peak in 1989, due to an industry trend toward use of vertical diffusion furnaces.

     The Company also has designed and sells an open cantilever paddle system, which remains the most commonly used horizontal wafer loading system in the semiconductor industry. Similar systems have been used by the industry since the introduction of the Atmoscan(R), the Company's alternative to the cantilevered processing system.

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

     IBAL Butler is a robotics device which further automates the loading of wafers into the diffusion furnace by automatically transferring wafer carriers onto the IBAL Trolley for loading into the Atmoscan(R) or on the cantilever paddle system for the appropriate furnace tube. IBAL Queue provides a convenient staging area for the operator to place boats on a load station and automates the loading of those boats onto the IBAL Butler. The first IBAL Queue unit was shipped during the second quarter of fiscal 1994. Use of the IBAL products reduces human handling and, therefore, reduces exposure of wafers to contaminants during the loading and unloading of the process tubes and improves safety in manufacturing facilities. All of the IBAL modules have been designed by the Company.

     The Company continues to develop automation solutions for robotic wafer handling in connection with horizontal diffusion furnaces. It has received its first orders for IBAL Shuttle for delivery in January 2000. The IBAL Shuttle transfers wafers between the IBAL Queue and wafer transfer machines manufactured by third parties, providing customers with complete cassette-to-cassette wafer handling.

     LOAD STATIONS

     The IBAL automation products described above are offered and sometimes sold as a complete system, mounted on a device called a "load station," which also includes an ultra-clean environment for wafer loading by filtering and controlling the flow of air. The Company began shipping such high-end load stations in fiscal 1992. Those stations are assembled and tested in the Company's Tempe, Arizona facility. Further, almost all diffusion furnaces, described above, are sold with either a Tempress(R) load station, manufactured in The Netherlands, or a high-end load station described in the preceding sentence.

     Sales volume of the Company's robotic product line is affected more by the semiconductor industry cycles, both favorably and unfavorably, than diffusion furnace sales. The reason for the greater affect of the industry cycles is primarily attributable to the fact that the wafer handling performed by this robotic equipment can be performed manually, as opposed to diffusion furnaces for which there are no practical lower cost alternatives.

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
                                            working, ceramics

     On average, the Company's surface processing systems are priced lower than competing systems offered by SpeedFam, Peter Wolters of America and Lapmaster. The systems offered by the Company's competitors tend to feature more sophisticated controls and user interfaces, and thus in some applications can be operated by less skilled employees.

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

     The Company licenses the design for its steel carrier with plastic inserts from Wacker GmbH in Germany ("Wacker"). Under a non-exclusive license agreement with Wacker, the Company pays Wacker a 5% royalty for carriers sold by the Company based on this design. The royalty fee does not apply to sales to the licensor. The Company believes that the licensor, despite patenting the design, is currently unable to consistently manufacture insert carriers that properly hold the wafer in place and that the Company's proprietary manufacturing process provides a competitive barrier to entry.

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

PROPOSED NEW PRODUCTS

     During fiscal 1999, the Company began investigating an alternative to the energy sources currently used in ashing processes. Ashers are used by the semiconductor industry to remove photoresist materials from silicon wafers after each lithography step. Plasma is the most common energy source used in current ashers. While stripping the photoresist material from the wafers, plasma causes damage to the silicon substrate, which the industry does not believe will be acceptable as the line-width of the circuitry is reduced in future generations of leading-edge semiconductors. In November 1999, Amtech Systems, Inc. ("Amtech") announced that it had reached an agreement with PSK Tech Inc.
regarding the joint development of a new ashing machine, using Amtech's damage-free ashing technology (a "New Asher"). Amtech and PSK Tech believe that, if successful, the New Asher under development will be damage free and thus will receive strong demand from the high-end semiconductor manufacturers.

     The joint product development agreement provides that Amtech will provide its patent pending, damage-free ashing technology and know-how and PSK Tech Inc. will provide its expertise in the design and manufacture of ashers and asher processes. The two companies will jointly own any resulting technology. Under the agreement, Amtech will have exclusive selling and marketing rights to the resulting New Asher for all of North America and Europe and PSK Tech will have exclusive selling and marketing rights for all of Asia. Each company has agreed to pay to the other a license fee of between two and five percent (2%-5%) of its New Asher sales. Amtech has also agreed to sell the energy source assemblies to PSK Tech for PSK's New Asher sales into Asia. Amtech will purchase from PSK Tech ashers without the energy source assembly, for the platform of its New Asher to be sold in the United States and Europe. The assemblies that each company sells to the other will be at a price to be mutually agreed upon, but shall not exceed
1.334 times its cost of manufacturing. Development work has begun, with first shipments projected to occur in fiscal year 2001.

     Ashing equipment manufactured by PSK Tech is currently being selected almost exclusively by the world's present #1 semiconductor memory chip producers for their ashing processes. PSK Tech, located near Seoul, South Korea, is publicly owned and listed on the Korean stock market.

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

     The Company's operations in Carlisle, Pennsylvania are equipped to perform a high percentage of its manufacturing processes. Manufacturing at this facility includes the following: metal stamping, milling, painting, assembling, welding, punching, cutting, heat treating, machining and laminating. Manufacturing processes that are typically subcontracted out by this location include plastic injection, laser cutting and wire EDM machining, and complex electrical wiring. Key suppliers include two steel mills capable of holding the type and tolerances the Company requires, an injection molder that provides plastic insets for steel carriers, a pad supplier that produces a unique material used to attach semiconductor wafers to the polishing template (sole sourced from a Japanese company), and adhesive manufacturer that supplies the critical glue used in the production of the semiconductor polishing templates.

ORDER BACKLOG

     As of November 30, 1999, the Company's order backlog for semiconductor equipment was approximately $4,124,000, compared to approximately $4,800,000 at the same date in the previous year. The Company includes in its backlog all credit approved customer purchase orders. Orders in the backlog may be canceled by the customer upon payment of mutually acceptable cancellation charges. The Company anticipates that substantially all of its current backlog will be shipped in fiscal 2000. Orders generally are shipped within three to six months of receipt. Accordingly, the backlog may not be a valid measure of revenue for a future period. In addition, a backlog does not provide any assurance that the Company will realize a profit from the order.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The markets served by the Company are characterized by evolving industry standards and rapid technological change. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research and development expenditures during fiscal 1997, 1998 and 1999 were approximately $280,000, $438,000 and $268,000, respectively. Due to the suspension of the photo-assisted CVD project and the general slowdown in the semiconductor industry, the Company reduced its research and development expenditures in fiscal 1999. With the research and development work on a new technology asher and the current industry recovery, the Company expects to expend approximately $409,000 in fiscal year 2000.

     The Atmoscan(R) was acquired in 1983 through a licensing arrangement with its inventor, who was not employed by the Company. The Company's other products (excluding the Company's products acquired in the P.R. Hoffman acquisition) were developed by Company personnel. The Company presently employs at its Tempe, Arizona plant, three engineers, including one with a Ph.D. and one in the sales department, and six technicians. The Company presently employs eight engineers, one with a Ph.D., and seven technicians in its Netherlands operation. These employees design and support the horizontal diffusion furnace and conveyor furnace product lines manufactured in The Netherlands. Two engineers and one technician are employed in the Company's Carlisle, Pennsylvania operation. They design wafer lapping machines and carriers to meet the customers' processing requirements.

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

PATENTS

     Generally, the effect of a patent is that the courts will grant to the patent holder the right to prevent others from making, using and selling the combination of elements or combination of steps covered by the patent. The Company has several United States patents on the Atmoscan(R) system, each reflecting an improvement to or modification of the previous patent. The two Japanese patents on the Atmoscan(R) cover the first two U.S. patents listed in the table below.

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

     The following table shows the patents granted and the expiration date thereof and the material patents pending for the Company's products in each of the countries listed below:

                                                             EXPIRATION DATE OR
PRODUCT                      COUNTRY                         PENDING APPROVAL
-------                      -------                         ----------------
Atmoscan(R)                  United States                   July 10, 2001
Atmoscan(R)                  United States                   July 2, 2002
Atmoscan(R)                  United States                   August 30, 2005
Atmoscan(R)                  Japan                           June 1, 2004
Atmoscan(R)                  Japan                           July 18, 2005
Atmoscan(R)                  European Patent Community
                             - France                        July 18, 2004
                             - Germany                       July 18, 2004
                             - United Kingdom                July 18, 2004
                             - Italy                         July 18, 2004
                             - Netherlands                   July 18, 2004
IBAL Cantilever Trolley      United States                   July 10, 2015
IBAL Cantilever Trolley      United States                   June 12, 2018
Photo CVD                    United States                   June 1, 2010
Photo CVD                    United States                   November 15, 2011
Photo CVD                    Japan                           Pending Approval
IBAL Model S-300             United States                   Pending Approval
Proposed damage-free asher   United States                   Pending Approval

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

SALES AND MARKETING

     The market for the Company's Processing/Robotic and diffusion furnace product line consists of semiconductor manufacturers in the United States, Korea, Western Europe, Taiwan, Japan, India, Australia and the People's Republic of China. This market is comprised of two major segments, customers who are installing new semiconductor manufacturing facilities and customers who wish to install new equipment systems in existing facilities. The Company's products have been sold in both market segments. The Company has increased and intends to continue to increase its share of that market by expanding sales of horizontal diffusion furnaces manufactured by the Company in its Netherlands facility and increasing its sales, marketing and manufacturing capabilities in Europe. This plan has and is expected to increase revenue not only through added sales of horizontal furnaces or Processing/Robotic products, but also by making each of the products more competitive by offering them as part of a broader complement of diffusion products with greater capabilities. For example, the Company expects to generate increased sales of diffusion furnaces by offering them together with Atmoscan(R) and IBAL products. One element of this strategy is to sell these products under the Amtech/Tempress name, where appropriate. The Company also expects to obtain orders for its new horizontal diffusion furnace from former Tempress customers as well as customers in the United States, a large market that had not been effectively penetrated by Tempress in recent years.

     The Company has historically marketed its polishing machines and related parts and expendables to manufacturers of silicon wafers for the semiconductor industry, equipment with optical components, disk media for the computer industry, and ceramic components for wireless communication products. The Company also sells diffusion furnace and processing/robotic products to some of these customers, as it did prior to the P.R. Hoffman acquisition. Further, the Company believes the process of sales lead generation will be enhanced by the sharing of leads among its increased number of product lines, including those acquired in the P.R. Hoffman acquisition transaction.

     The  Company's  installed  base  of  customers  (facilities  at  which  the
Company's products are installed and operating) includes Intel, Lucent Technologies, Motorola, Texas Instruments, Phillips, SGS-Thomson, Samsung, Hyundai, ITT Night Vision, UMC and BP Solar. Of these corporations, Motorola, Intel Corporation, SGS-Thomson and Samsung have been customers of the Company for approximately 15 years.

     The Company markets its products by direct customer contact through Company sales personnel, which consists of eight persons based in the United States, including the President, three other outside salespersons and an inside sales and marketing staff of four persons. The Company employs five sales and marketing personnel in The Netherlands. The Company also markets its products through a network of domestic and international independent sales representatives and distributors. The Company's promotional activities have consisted of advertising in trade magazines and the distribution of product brochures. The Company also participates in trade shows, including Semicon West, Semicon Europa, Diskcon and one large optical show per year. The Company is dependent on its President, Jong S. Whang, for its sales and marketing activities in Asia and its sales are enhanced by his active involvement with the accounts of certain other key customers.

     During fiscal 1999, one customer accounted for 14% of sales from continuing operations. No other customers accounted for 10% or more of sales. For a more complete analysis of significant equipment customers, see Note 6 of the Notes to Consolidated Financial Statements included herein (the "Financial Statements").

     There are presently 18 independent sales representatives and seven international distributors, each covering a specified geographical area on an exclusive basis. The areas now covered by representatives are the New England area, Pennsylvania, Texas, Washington, Oregon, the United Kingdom, Central Europe (including Germany, Switzerland and Austria), India, Italy, Japan, Korea, Singapore, Malaysia, Taiwan, Thailand and the People's Republic of China. Representatives are paid a commission as specified from time to time in the Company's commission schedule, which at present is generally higher for complete systems and lower for spare parts and accessories. Further, a discount has been granted to a customer who is a manufacturer of diffusion furnaces.

     Semiconductor equipment sales generally fluctuate with the level of capital spending in the semiconductor industry. The semiconductor business is cyclical.

COMPETITION

     The Company is not aware of any significant product that directly competes with the Atmoscan(R); however, there are several processing systems and various configurations of existing manufacturing products that provide advantages similar to those that the Company believes the Atmoscan(R) provides to semiconductor manufacturers. Notwithstanding this competition, the Company believes that Atmoscan(R) provides better results in terms of more uniform wafer temperature and dispersion of heated gases in the semiconductor manufacturing process, less exposure of semiconductor wafers to contaminants, and other technical advantages which afford to its users a higher yield and, therefore, a lower per item cost in the manufacture of semiconductors. While the industry trend is toward the use of vertical diffusion furnaces (with which Atmoscan(R) is not useable), the Company believes that a number of customers are and will continue to be willing to buy Atmoscan(R) units and horizontal diffusion furnaces because for all but very large production runs of smaller geometry chips there is a higher productivity with horizontal furnaces and because many applications do not involve the processing of smaller devices on larger silicon wafers and thus do not require the much more expensive vertical furnaces.

     The Company believes that there are several products in the market that perform the same functions as the IBAL automation products, IBAL Atmoscan(R) Trolley, IBAL Cantilever Trolley, IBAL Butler and IBAL Queue, however, such products require more expensive clean room floor space and are generally more expensive. The IBAL products are intended for customers who do not have or can not justify the additional clean room space required for competing, more complex systems. Load stations are sold to customers that are upgrading their existing facilities with other products of the Company or as part of a larger equipment package to customers starting-up new facilities. These load stations provide a cleaner environment than those they replace and the higher-end models can reduce the down-time for the upgrade or installation as these load stations were specifically designed to accept the Company's Processing/Robotic products without further modification. Products competitive with the Company's load station are sold by several well-established firms, larger than the Company. The cantilever paddle system is designed for easy assembly and disassembly to minimize downtime during maintenance. The Company expects to sell its horizontal diffusion furnaces to customers who purchase them in small quantities and that it will maintain a competitive position through its policy of providing competitive prices and product support services designed for the customer's specific requirements.

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

EMPLOYEES

     At November 30, 1999, the Company employed 92 people (including corporate officers); 53 in manufacturing, 15 in engineering, 10 in administration and 14 in sales. Of these employees, 20 are based at the Company's offices and plant in Tempe, Arizona, 29 are employed at its facility in Carlisle, Pennsylvania, 33 at its facility in Heerde, The Netherlands, and 10 in the Company's contract semiconductor manufacturing support services business located in Austin, Texas. Of the 29 people employed at the Company's Carlisle, Pennsylvania facility, 16 are represented by the United Auto Workers Union - Local 1443. The Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

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

                          1999                 1998                 1997
                   ------------------   ------------------   ------------------
United States (1)  $ 8,728,000     59%  $ 9,029,000     55%  $ 4,227,000     38%
Far East (2)           754,000      5     1,228,000      8     3,044,000     27
Europe (3)           4,216,000     29     5,030,000     31     3,840,000     35
Australia            1,068,000      7       927,000      6            --     --
                   -----------  -----   -----------  -----   -----------  -----
TOTAL              $14,766,000    100%  $16,214,000    100%  $11,111,000    100%
                   ===========  =====   ===========  =====   ===========  =====

----------
(1)  Includes sales in Canada and less than 1% in Central and South America.
(2) Includes Korea, Singapore, Taiwan, Japan, the People's Republic of China, Hong Kong, Indonesia, India and Malaysia.
(3)  Includes sales in Israel and Africa, which are not material.

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

     The Company subleases a 21,740 square foot building located in Carlisle, Pennsylvania from John R. Krieger, the former owner of that business and current Director of Corporate Development for the Company. These facilities are leased at a current rate of $9,860, on a triple net basis, for a term to expire on June 30, 2004. The Company has the option to renew the lease for five successive terms of one year each.

     The Company considers the above facilities suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

MARKET INFORMATION

     The Company's common stock, par value $.01 per share (Common Stock") is traded in the over-the-counter market and is quoted under the symbol "ASYS" in the automated quotation system of the National Association of Securities Dealers Small Cap Market ("NASDAQ").

     The following table sets forth the range of the high and low bid price for the shares of the Company's Common Stock for each quarter of fiscal years 1999 and 1998 as reported by the NASDAQ Small Cap Market.

                  QUARTER ENDED                         HIGH          LOW
                  -------------                         ----          ---
     Fiscal 1999:

          December 31, 1998                            $ 2.13        $ 1.00
          March 31, 1999                                 1.75           .94
          June 30, 1999                                  3.06          1.25
          September 30, 1999                             3.00          1.69

     Fiscal 1998:

          December 31, 1997                            $ 7.63        $ 4.00
          March 31, 1998                                 6.00          3.25
          June 30, 1998                                  5.25          2.25
          September 30, 1998                             2.69          1.00

     In order to maintain listing of its Common Stock on the Nasdaq SmallCap Market, the Company is required to satisfy certain quantitative and qualitative requirements. Effective with the close of business on March 15, 1999, each two shares of the Company's Common Stock were combined and reclassified into one share of the Common Stock. All shares and per share amounts have been restated to give effect to this one for two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

HOLDERS

     As of December 16, 1999, there were approximately 1,466 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never paid dividends. Its present policy is to apply cash to investment in product development, acquisition or expansion; consequently, it does not expect to pay dividends within the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth with respect to the Company's operations for each of the years in the three year period ended September 30, 1999 and with respect to the balance sheets at September 30, 1999 and 1998 are derived from audited financial statements that have been audited by Arthur
Andersen LLP, independent public accountants, which are included elsewhere in this Report and are qualified by reference to such financial statements. Data from the statements of operations for the fiscal years ended September 30, 1996 and 1995 and the balance sheet data at September 30, 1997, 1996 and 1995 are derived from financial statements not included in this Report. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's financial statements (including the related notes thereto) contained elsewhere in this Report.

                                                                   FISCAL YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------
                                                    1999           1998           1997           1996           1995
                                                ------------   ------------   ------------   ------------   ------------
OPERATING DATA:
From Continuing Operations:
  Revenues                                      $ 14,766,075   $ 16,213,904   $ 11,111,142   $  8,414,005   $  6,864,068
  Operating Profit (Loss)(1)(5)                      567,776       (904,334)       215,420        120,813         39,582
  Income (Loss) from
    Continuing Operations(1)(5)                      362,307       (589,887)       237,709        197,591        171,053
Net Income (Loss)(1)(4)(5)                      $    362,307   $   (589,887)  $    237,709   $    508,683   $    226,568
Diluted Earnings (Loss) Per Share: (1)(2)(5)
  Continuing Operations (Loss)                  $        .17   $       (.28)  $        .10   $        .07   $        .09
  Net Income (Loss) (4)                         $        .17   $       (.28)  $        .10   $        .19   $        .12

BALANCE SHEET DATA:
Cash and Short-Term Investments                 $  1,124,685   $  1,351,542   $  1,975,040   $  4,458,337   $  4,505,389
Working Capital                                    5,374,231      4,993,455      5,271,320      5,480,452      6,163,304
Total Assets                                       8,744,558      9,325,479      9,355,092      8,458,614      8,365,519
Total Current Liabilities                          1,747,513      2,530,723      2,108,165      1,568,994      1,363,291
Long-Term Obligations                                286,828        347,667        318,721        265,355             --
Accumulated Deficit                                 (401,958)      (764,265)      (174,378)      (412,087)      (920,770)
Shareholders' Equity(3)                            6,710,217      6,447,089      6,928,206      6,624,265      7,002,228

----------
(1) The results for the fiscal years 1998, 1997, and 1996 include approximately $170,000, $85,000, and $132,000, respectively, expensed for amounts paid or payable to the University under the Research Agreement described elsewhere herein. In addition, in fiscal 1998 the Company took a charge of $184,000 for the write-off of certain long-lived assets.
(2) The results shown have been restated to reflect the one-for-two reverse split of Common Stock which was effective March 15, 1999.
(3) The decline in Shareholders' Equity in 1996 resulted from the Company's receipt of 98,017 shares of its Common Stock upon disposition of the stock of Echelon Services Company.
(4) The results for fiscal 1996 include $311,092 of income from and gain on the disposal of discontinued operations.
(5) Income from continuing operations for fiscal 1997 includes a $115,487 gain from the disposition of the Company's interest in the Seil Semicon joint venture. Income from continuing operations for fiscal 1996 includes the Company's $65,063 equity in the losses of the Seil Semicon joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

PLANS FOR EXPANSION AND CAPITAL RESOURCES

     The Company is engaged primarily in the manufacture and marketing of several items of capital equipment, spare parts and related consumables used in the fabrication of semiconductor chips. The business is comprised of two segments. The polishing supplies and equipment segment serves fabricators of silicon wafers, the raw material used in the manufacture of semiconductors. The semiconductor production equipment segment supplies equipment to semiconductor chip fabricators. Some of these products, amounting to an estimated 13% of consolidated sales in both fiscal 1999 and 1998, are also sold for use in the production of optics, wireless communications, memory disk media, ceramics and other products. The Company also provides contract semiconductor manufacturing support services, accounting for an estimated 3% and 6% of consolidated sales in fiscal 1999 and 1998, respectively. The Company intends to focus on expanding its revenue and operating profits derived from the sale of semiconductor production equipment and polishing supplies and equipment sold to semiconductor fabricators and manufacturers of silicon wafers used in the fabrication of such semiconductors, respectively. The Company is seeking to expand its revenue and operating profits through the development of new products that serve these markets and to further penetrate these markets with existing and new products.

     ACQUISITIONS. As a part of the above strategy, the Company acquired substantially all of the assets and assumed certain of the related liabilities of P.R. Hoffman Machine Products Corporation on July 1, 1997. The total cost of the acquisition, including the liabilities assumed and related transaction costs, was $3,192,000. See Note 3 to the Consolidated Financial Statements, included herein, for further details of the acquisition and pro forma revenues and earnings for fiscal 1997, reflecting the assumption that the acquisition had occurred at the beginning of such fiscal year. During fiscal 1999, the acquired operations accounted for 40% of consolidated revenue and 50% of consolidated operating profit, which includes allocated corporate expenses.

     During the fourth quarter of fiscal 1997, the Company began providing contract semiconductor manufacturing support services, which is included in the semiconductor production equipment (and services) segment. Although the Company is currently providing such services to only one customer, its fiscal 1999 revenue was $435,000 and the operation is making a positive contribution to operating profit.

     During fiscal 1996, the Company entered into a joint venture agreement pursuant to which it acquired a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc. (the "Korean Joint Venture") in return for a commitment to invest $500,000 in cash. The purpose of the joint venture was to develop and operate a silicon test wafer reclaiming business. In fiscal 1997, the Company sold its interest in the joint venture for $478,000, because the requirements of continuing in that business, without obtaining majority control, were determined to involve more risk than was appropriate for the Company. See Note 11 to the Consolidated Financial Statements, included herein. As a result, the Company recorded a gain in fiscal 1997 of $115,487, largely representing recovery of related costs and expenses recorded in the previous year.

     The Company participated in the Korean Joint Venture in calendar year 1996 and acquired P.R. Hoffman on July 1, 1997, but temporarily shifted its focus to internal product development in June 1998, due to a slowdown in the semiconductor industry at that time. Presently, the industry is experiencing a period of rapid recovery. Accordingly, the Company has returned its focus to the evaluation of other potential product or business acquisitions that might complement its existing business. Based upon the Company's acquisition criteria, such an acquisition could require more capital resources than used to acquire P.R. Hoffman. The determination of the appropriateness of a potential acquisition is expected to take into consideration many factors, including the status and potential capital requirements for developing a new technology asher, the economic terms of the acquisition under review, and the potential synergy of the business opportunity with the Company's existing business. However, until the market price of the Company's common stock equals management's estimate of its intrinsic value, any acquisitions will likely be limited to those that can be financed with debt.

     RESEARCH AND DEVELOPMENT. In fiscal 1994, the Company added research and development of new technologies to its on-going development of new products and product improvements based on existing technologies. From fiscal 1994 through the end of fiscal 1998, the new technology under investigation consisted of photo-assisted CVD (chemical vapor deposition) research conducted by and in conjunction with the University of California at Santa Cruz (the "University"). In this regard, the University studied several generations of higher intensity light sources, none of which have yielded results that would enable the Company to produce a commercially viable product. The Company's aggregate expenditures on photo-assisted CVD development from fiscal 1994 through September 30, 1998 were $743,000. While this research was partially successful, it was suspended indefinitely effective September 30, 1998, until such time as reliable higher intensity lamps are available and success appears more probable. Before the suspension, fiscal 1998 expenditures to the University were $170,000, an increase of $85,000 over fiscal 1997.

     Beginning in fiscal 1999, the Company began research on a new technology asher. In November 1999, the Company announced a joint product development agreement with PSK Tech, Inc., to develop a new technology ashing machine using Amtech's damage-free technology and PSK Tech's expertise in the design of ashers and asher processes. The Company expended $268,000 in both fiscal years 1999 and 1998, respectively, on research and development of new semiconductor production equipment products and improvement to current products, based on new and existing technologies. The Company will continue to make these types of expenditures in the foreseeable future. For fiscal 2000, the Company has budgeted a total of $409,000 for research and development expenses. The Company may approve other projects of that nature, depending on their merit and anticipated effect on earnings. Any expenditure for currently unplanned development of products and services, if any, will negatively impact the Company's future operating results until such project achieves profitability.

     The Company's currently available cash and short-term investments are expected to be sufficient to service the inter-period liquidity requirements of the already expanded operations of the Company. Therefore, any funds required for significant unplanned development of new products or acquisitions are expected to be obtained from one or more sources of financing, such as working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     REVENUES. Consolidated revenues decreased by $1,448,000, or 9%, to $14,766,000 in fiscal 1999 from $16,214,000 in fiscal 1998. Revenues of the semiconductor production equipment segment decreased by $1,413,000, or 14%, to $8,853,000 in fiscal 1999 from $10,266,000 in fiscal 1998. The decline in sales of capital equipment by the semiconductor production equipment segment accounted for nearly all of the reduction in consolidated revenues and was caused by the industry slowdown that began in fiscal 1998. During fiscal years 1999 and 1998, revenues of the polishing supplies and equipment segment were $5,913,000 and $5,948,000, respectively, for a decline of less than 1%. The polishing supplies and equipment segment was the first to be effected by the industry slowdown and the first to benefit from the recovery the industry is currently experiencing. The Company believes revenue growth will resume in fiscal 2000, as the industry is now experiencing rapid recovery.

     GROSS MARGINS. Despite a 9% decline in consolidated revenues, the consolidated gross margin increased by $443,000, or 12%. All of the increase in gross margin was attributable to the semiconductor production equipment segment. The gross margin as a percentage of semiconductor equipment product sales increased to 30% in fiscal 1999, from 22% in fiscal 1998, as a result of decreased labor and overhead costs and product mix. In fiscal 1999, the revenues and gross margin of the polishing supplies and equipment segment remained at nearly the same levels as in fiscal 1998. As a percentage of sales, the consolidated gross margin was 28% of sales in fiscal 1999, compared to 23% in fiscal 1998, which also is attributable to improved profitability of the semiconductor production equipment segment, discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses decreased by $859,000, or 21%, to $3,330,000 in fiscal 1999, from $4,189,000 in fiscal 1998. The selling, general and administrative expenses of the semiconductor production equipment segment decreased $648,000 as a result of the following factors: (i) the reduction of personnel and other costs; (ii) reduction of expenses related to evaluating potential acquisitions; and (iii) no fiscal 1999 charge comparable to the $184,000 charge taken by the Company in fiscal 1998 for the write-off of a demonstration unit. The selling, general and administrative expenses of the polishing supplies and equipment segment decreased $211,000 as a result of the Company's cost reduction program implemented in the last quarter of fiscal 1998. As a result of these cost reductions, consolidated selling and general expenses declined to 23% of revenue in fiscal 1999 as compared to 26% of revenue in fiscal 1998. Research and development expenses are discussed separately above.

     OPERATING PROFIT (LOSS). The semiconductor equipment industry is experiencing a cyclical recovery. As a result of this recovery and other factors discussed above, the Company had an operating profit of $568,000 in fiscal 1999, compared to an operating loss of $904,000 in fiscal 1997. Revenues declined for both of the Company's operating segments in fiscal 1999, but operating income increased in both segments due to a cost reduction program implemented by the Company in the last quarter of fiscal 1998 and the first quarter of fiscal 1999. Income (loss) from continuing operations before income taxes includes operating income (loss), discussed above, and net interest income. Net interest income was $20,000 lower in fiscal 1999, as compared to fiscal 1998, due to a decline in cash balances during fiscal 1999. As a result of the above items, income from continuing operations before income taxes increased by $1,452,000 to $602,000 in fiscal 1999.

     NET INCOME (LOSS). The income tax provision is $240,000 in fiscal 1999, compared to an income tax benefit of $260,000 in fiscal 1998, which resulted from the Company's net loss in 1998. The effective tax rate for fiscal 1999 is 40%, which is higher than the 34% statutory rate due to the provision for state income taxes and items that are not deductible for federal income taxes. See
Note 10 to the Consolidated Financial Statements for further details including an analysis of the differences between the statutory rate and the effective rate for fiscal 1999 and 1998. After taking into consideration the income tax provision (benefit), the fiscal 1999 net income is $362,000, or $.17 per share, compared to a net loss of $590,000, or $(.28) per share, in fiscal 1998.

     TRENDS. As a result of the cyclical recovery in the semiconductor industry, consolidated revenue for the second half of fiscal 1999, $15,588,000 on an annualized basis, was higher than the $13,944,000 of annualized revenue in the first half of the fiscal year. Sales for fiscal 2000 are expected to continue to recover from the industry downturn experienced in the second half of fiscal 1998 and the first half of fiscal 1999. The Company believes that the cyclical improvement in the industry will continue into fiscal 2001, however, no assurance can be given regarding how long the current trend will continue.

     During fiscal 1999, approximately $168,000 of net income was earned in the second quarter, $28,000 in the third, and $219,000 in the fourth fiscal quarter, compared to a loss $53,000 in the first quarter of fiscal 1999. In light of the rapid recovery currently being experienced by the semiconductor industry and the Company's trend of improving earnings in fiscal 1999, the Company believes there will be continued improvement in net income during fiscal 2000.

     The Company's semiconductor production equipment segment has been and will continue to be affected by industry trends. The use and installed base of vertical furnaces is increasing throughout the industry on a worldwide basis, particularly for the fabrication of leading edge semiconductor devices, and each year it is expected to increase in usage to and eventually surpass that of horizontal furnaces. However, the Company believes that there will continue to be demand for horizontal diffusion furnaces, notwithstanding other advantages of vertical systems (e.g. the capability to produce more sophisticated semiconductors more efficiently through more advanced automation), because generally production runs, other than those for high volume production of small chips on larger wafers, are more efficiently produced in horizontal furnaces as compared to vertical furnaces.

     The Company's semiconductor production equipment products may be used to upgrade, retro-fit or replace existing horizontal furnaces in order to extend their useful lives or otherwise avoid the necessity for the customer to acquire more expensive vertical furnaces. Horizontal furnaces are also sold for use in new facilities that do not require vertical furnaces for the particular process. Another important factor is the growth of semiconductor manufacturing using the less capital-intensive horizontal diffusion furnaces in the manufacturer of solar cells, and for other less demanding processes, which could further prolong the commercial life of the Company's existing semiconductor production equipment products.

     The market for the Company's products remains a small niche market. Accordingly, future revenues are and will continue to be dependent upon the introduction or acquisition of new products. Examples include the IBAL automation products introduced from fiscal 1991 to fiscal 1993, or improved versions of products that exist in the market, such as the Tempress(R) horizontal diffusion furnaces, conveyor ovens and "clean room" load stations. The Company intends to pursue both types of product introductions in the future. Product or business acquisitions are also a part of the Company's strategy for growth, as evidenced by the acquisition of P.R. Hoffman's product line of double sided precision lapping and polishing machines and related consumable products in the fourth quarter of fiscal 1997. The Company intends to again pursue acquisitions of other businesses or products that complement its existing product lines, but recognizes that its ability to do so is dependent upon a higher market price for the Company's Common Stock and/or the availability of other sources of capital.

FISCAL 1998 COMPARED TO FISCAL 1997

     REVENUES. The consolidated revenues increased by $5,103,000, or 46%, to $16,214,000 in fiscal 1998, from $11,111,000 in fiscal 1997. During the same period, operating income decreased by $1,119,000 from $215,000 in fiscal 1997 to an operating loss of $904,000 in fiscal 1998. The polishing supplies and equipment segment, comprised of the P.R. Hoffman operations, and the Company's new manufacturing support services were included in the consolidated results of operations for four quarters in fiscal 1998 versus one quarter in fiscal 1997. As a result, these products and services accounted for substantially all of the increase in consolidated revenue and produced $554,000 greater operating profit, before corporate allocations, in fiscal 1998 compared to the fourth quarter of fiscal 1997.

     GROSS MARGINS. Revenues of the semiconductor production equipment segment increased by $778,000, or 8%, to $10,266,000, while the gross margin from these products and services decreased by $371,000, or 14%. As a result of the cyclical downturn, the anticipated increase in sales of semiconductor production equipment did not materialize. The gross margin as a percentage of semiconductor production equipment segment revenue declined to 22% in fiscal 1998 from 27% in fiscal 1997, as a result of increased labor and overhead costs, price competition and product mix. The increases in labor and overhead costs were made in anticipation of increased sales of semiconductor production equipment, which did not materialize. The industry slowdown also increased the amount of price competition experienced during fiscal 1998. Finally, the addition of conveyor furnaces to the Company's semiconductor production equipment segment resulted in higher costs because of the short delivery schedule for such products, as well as higher re-work costs associated with adding a product not previously manufactured. Overall, the gross margin from consolidated sales increased by $646,000, or 21%, as a result of the polishing supplies and equipment segment and manufacturing support services contributing to all four quarters of fiscal 1998, compared to one quarter's gross margin in fiscal 1997. As a percentage of sales, the consolidated gross margin was 23% of sales in fiscal 1998, compared to 28% in fiscal 1997. The operations that were new in fiscal 1997 had lower gross margins as a percent of sales in fiscal 1998 as compared to fiscal 1997, contributing further to the decline in the consolidated gross margin percentages.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased by $1,492,000, or 55%, to $4,189,000 in fiscal 1998, from $2,697,000 in fiscal 1997. The selling, general and administrative expenses of the polishing supplies and equipment segment and manufacturing support services directly contributed $1,173,000 of that increase. That portion of the increase in selling, general and administrative expenses was caused by those operations being included in the consolidated operating results for four quarters in fiscal 1998 compared to one quarter in fiscal 1997. The selling, general and administrative expenses of the semiconductor production equipment segment, excluding manufacturing support services and total corporate expenses, increased $319,000 as a result of the following factors: (i) the addition of personnel and other costs in anticipation of higher revenues; (ii) incurrence of expenses related to investigating and evaluating potential acquisitions, particularly before the industry slowdown affected operations; and
(iii) a charge of $184,000 taken by the Company for the write-off of a demonstration unit that is no longer suitable for tradeshows. As a result, consolidated selling and general expenses increased to 26% of revenue in fiscal 1998 from 24% of revenue in fiscal 1997. Research and development expenses in fiscal 1998 were $158,000 higher than in fiscal 1997 due to the increase in expenditures to the University discussed above and to increased development
expenditures  in  an  effort  to  improve  existing   semiconductor   production
equipment.

     OPERATING PROFIT (LOSS). Primarily as a result of the cyclical downturn in the semiconductor equipment industry and other factors discussed above, the Company had an operating loss of $904,000 in fiscal 1998, compared to an operating profit of $215,000 in fiscal 1997. Income (loss) from continuing operations before income taxes includes operating income (loss), discussed above, and net interest income. Net interest income was $108,000 lower in fiscal 1998, as compared to fiscal 1997, due to cash used in the acquisition of the polishing supplies and equipment business and for increased inventories and furniture and equipment purchases associated with the expansion of the Company's semiconductor production equipment product line. As a result of these items, income from continuing operations before income taxes decreased by $1,228,000 to a loss of $850,000 in fiscal 1998.

     NET INCOME (LOSS). As a result of the Company's net loss, the Company recognized an income tax benefit of $260,000 in fiscal 1998, compared to the fiscal 1997 provision for income taxes of $140,000. The effective tax rate for fiscal 1998 is 31%, which is lower than the 34% statutory rate due to the provision for state income taxes on the Company's new operations and services and items that are not deductible for federal income taxes. The effective rate for fiscal 1997 was 37%, 3% higher than the statutory rate, due to the same items as in fiscal 1998. See Note 10 to the Consolidated Financial Statements for further details including an analysis of the differences between the statutory rate and the effective rate for fiscal 1998 and 1997. After taking into consideration the provision for (benefit from) income taxes, the fiscal 1998 net loss is $590,000, or $(.28) per share, compared to net income of $238,000, or $.11 basic earnings per basic share ($.10 diluted earnings per share), in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999 and 1998, cash and cash equivalents were $1,125,000 and $1,352,000, respectively. The fiscal 1999 decrease in cash and cash equivalents of $227,000 was primarily attributable to $86,000 of cash used in operations and $158,000 for purchases of property and equipment. While the Company expects to invest up to $100,000 in equipment, software and furniture and fixtures during fiscal 2000, and up to $409,000 for research and development, the Company believes there is sufficient liquidity for these and current operations. However, see the disclosure under the caption "Plans for Expansion and Capital Resources," above, for an explanation of factors that would give rise to requirements for additional sources of liquidity and capital resources, and possible sources of such to meet those needs.

     Working capital increased by $381,000 to $5,374,000 at September 30, 1999, from $4,993,000 as of September 30, 1998, an increase of 8%. The ratio of current assets to current liabilities increased to 4.1:1 from 3.0:1. Cash and cash equivalents comprise 13% of total assets and stockholders' equity accounts for 77% of total assets. These are measures of financial condition.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

     READINESS AND RELATED RISKS. The Company believes it has identified the programs, infrastructure and products that could be affected by the Year 2000 issue and has taken steps to resolve the priority issues on a timely basis. Based on a review of the hardware and software components of its systems and products, the Company does not anticipate devoting a considerable amount of internal resources or otherwise hire substantial external resources to resolve the key Year 2000 issues.

     COSTS. The costs incurred by the Company in connection with Year 2000 issues combined with the costs yet to be expended on such issues is not expected to be material, as most of the issues have been resolved through installation of regular software updates provided by licensors under standard maintenance agreements.

     CONTINGENCY PLANS. The production processes of the Company and of its critical vendors are not significantly dependent upon hardware or software that is likely to be affected by Year 2000 problems. The Company does not anticipate that any problems encountered by suppliers and vendors in connection with the Year 2000 will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Its operations in the United States are conducted in United States dollars. The Company's operation in The Netherlands, a component of the semiconductor production equipment segment, conducts business primarily in The Netherlands' guilder and, to a lesser extent, the United States dollar and other European currencies. As of January 1, 1999, the European Union, of which The Netherlands is a member, established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. Most of the other European currencies in which the Company's Netherlands operation conducts business also have fixed exchange rates with the Euro. Currently, the functional currency of the Company's Netherlands operation is The Netherlands guilder. Thus, by the end of the three year transition period, the functional currency of that operation will be the Euro.

     The Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of September 30, 1999, the Company did not hold any derivative securities. The Company incurred net foreign currency losses of $83,000 and $11,000 in 1999 and 1998, respectively, and gains of $34,000 in 1997. As of September 30, 1999, a 10% change in the foreign currency rates would not have a material impact on the Company's financial condition. However, the Company's investment in and advances to its Netherlands' operation total $1,426,000. A 10% change in the value of The Netherlands guilder relative to the United States dollar would cause a $142,600 foreign currency translation adjustment, a type of other comprehensive income, which would be a direct adjustment to stockholders' equity.

     When the value of The Netherlands guilder declines relative to the value of the United States dollar, operations in The Netherlands can be more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. When the value of The Netherlands guilder increases relative to the value of the United States dollar, operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in The Netherlands guilder or the Euro and to increase its purchases denominated in United States dollars. The Company estimates that the annual purchases and sales of this operation that are denominated in currencies not linked to its functional currency, including United States dollars, British pounds and Swiss francs, are approximately $600,000 and $800,000, respectively. Most of those purchases and sales are denominated in United States dollars and those purchases equal approximately 75% of those sales, providing a partial hedge against fluctuations in exchange rates. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations, the Company does not hedge against the effects of exchange rate changes on future transactions, such as sales for which the Company has not yet received a purchase order. The Netherlands guilder is near its historically low value relative to the United States dollar, giving the Company's operation based in The Netherlands a competitive advantage over other suppliers based in the United States. However, a future increase in the relative value of The Netherlands guilder could have a materially adverse effect on future results of the Company's operations.

     The polishing supplies and equipment segment makes annual purchases of approximately $650,000 through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly effected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the United States dollar would effect the cost of this segment's purchases by $65,000.

     The Company is also exposed to interest rate risk on its fixed debt obligations. At September 30, 1999, fixed rate debt obligations totaled $197,000 with a fixed interest rate of 6.95% through June 2001. Due to the relatively insignificant principal balance of outstanding debt, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant further reductions in demand or rescheduling of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs,
(f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) that the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any, (k) the semiconductor equipment industry will continue to recover from the recent slowdown, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) the Company will not, either directly or indirectly, incur any material Year 2000 issues and (o) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.....................................F-1

Financial Statements -

  Consolidated Balance Sheets
  September 30, 1999 and 1998................................................F-2

  Consolidated Statements of Operations for
  the years ended September 30, 1999, 1998 and 1997..........................F-3

  Consolidated Statements of Stockholders'
  Equity for the years ended September 30,
  1999, 1998 and 1997........................................................F-4

  Consolidated Statements of Cash Flows for
  the years ended September 30, 1999, 1998 and 1997..........................F-5

  Notes to Consolidated Financial Statements
   September 30, 1999, 1998 and 1997.........................................F-7

Financial Statement Schedule for the years ended September 30, 1999,
  1998 and 1997:

  Schedule II - Valuation and Qualifying Accounts............................S-1

         All Schedules, other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AMTECH SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of AMTECH SYSTEMS, INC. (an Arizona corporation) and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  December 15, 1999.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                                         1999          1998
                                                      -----------   -----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $ 1,124,685   $ 1,351,542
 Accounts receivable - net                              3,208,488     2,894,217
 Inventories                                            2,259,657     2,393,708
 Deferred income taxes                                    421,000       393,000
 Income taxes refundable                                   34,000       404,000
 Prepaid expenses                                          73,914        87,711
                                                      -----------   -----------
        Total current assets                            7,121,744     7,524,178

PROPERTY, PLANT AND EQUIPMENT - net                     1,098,313     1,243,016

GOODWILL AND OTHER ASSETS -  net                          524,501       558,285
                                                      -----------   -----------
        TOTAL ASSETS                                  $ 8,744,558   $ 9,325,479
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   627,445   $ 1,229,451
  Accrued compensation and related taxes                  458,277       573,294
  Accrued warranty expense                                146,590       166,839
  Accrued installation expense                            196,349       183,909
  Customer deposits                                        83,242       249,795
  Other accrued liabilities                               235,610       127,435
                                                      -----------   -----------
        Total current liabilities                       1,747,513     2,530,723
                                                      -----------   -----------
LONG-TERM OBLIGATIONS                                     286,828       347,667
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                 --            --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 2,108,679 (2,110,303 in 1998) shares
    issued and outstanding                                 21,087        21,103
  Additional paid-in capital                            7,400,152     7,406,589
  Accumulated other comprehensive loss -
    Cumulative foreign currency
      translation adjustment                             (309,064)     (216,338)
  Accumulated deficit                                    (401,958)     (764,265)
                                                      -----------   -----------
        Total stockholders' equity                      6,710,217     6,447,089
                                                      -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 8,744,558   $ 9,325,479
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                The Years Ended September 30, 1999, 1998 and 1997

                                           1999          1998          1997
                                        -----------   -----------   -----------

Net product sales                       $14,766,075   $16,213,904   $11,111,142
Cost of product sales                    10,599,708    12,490,631     8,033,653
                                        -----------   -----------   -----------
         Gross margin                     4,166,367     3,723,273     3,077,489

Selling, general and administrative       3,330,348     4,189,387     2,697,060
Equity in (income) of
  Korean joint venture                           --            --      (115,487)
Photo-CVD project                                --       170,306        84,883
Other research and development              268,243       267,914       195,613
                                        -----------   -----------   -----------
        Operating profit (loss)             567,776      (904,334)      215,420

Interest income,net                          34,531        54,447       162,289
                                        -----------   -----------   -----------
Income (loss) before income taxes           602,307      (849,887)      377,709
Income tax provision (benefit)              240,000      (260,000)      140,000
                                        -----------   -----------   -----------
NET INCOME (LOSS)                       $   362,307   $  (589,887)  $   237,709
                                        ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE
  Basic                                 $       .17   $      (.28)  $       .11
  Weighted average shares outstanding     2,109,815     2,106,741     2,084,055

  Diluted                               $       .17   $      (.28)  $       .10
  Weighted average shares outstanding     2,189,201     2,106,741     2,348,971


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                  COMMON STOCK                    ACCUMULATED
                              ---------------------  ADDITIONAL     OTHER                        TOTAL
                                NUMBER                PAID-IN    COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                               OF SHARES     AMOUNT   CAPITAL    INCOME (LOSS)    DEFICIT       EQUITY
                               ---------     ------   -------    -------------    -------       ------
BALANCE AT
SEPTEMBER 30, 1996             2,054,834   $ 20,548   $7,064,352   $ (48,548)    $(412,087)    $6,624,265
Net income                            --         --           --          --       237,709        237,709
Translation adjustment                --         --           --    (235,905)                    (235,905)
                                                                                               ----------
   Comprehensive income                                                                             1,804
                                                                                               ----------
Employee stock bonus -
  net of stock repurchases         8,025         80       34,657          --            --         34,737
Stock options exercised           13,500        135       35,065          --            --         35,200
Shares and warrants issued
 in connection with the
 acquisition of  P.R.
 Hoffman assets                   16,194        162      232,038          --            --        232,200
                               ---------   --------   ----------   ---------     ---------     ----------
BALANCE AT
SEPTEMBER 30, 1997             2,092,553     20,925    7,366,112    (284,453)     (174,378)     6,928,206
 Net loss                             --         --           --          --      (589,887)      (589,887)
 Translation adjustment               --         --           --      68,115            --         68,115
                                                                                               ----------
   Comprehensive loss                                                                            (521,772)
                                                                                               ----------
 Stock options exercised           9,000         90       16,160          --            --         16,250
 Employee stock bonus -
  net of stock repurchases         8,750         88       24,317          --            --         24,405
                               ---------   --------   ----------   ---------     ---------     ----------
BALANCE AT
SEPTEMBER 30, 1998             2,110,303     21,103    7,406,589    (216,338)     (764,265)     6,447,089
 Net income                           --         --           --          --       362,307        362,307
 Translation adjustment               --         --           --     (92,726)           --        (92,726)
                                                                                               ----------
    Comprehensive income                                                                          269,581
                                                                                               ----------
 Employee stock bonus -
  net of stock repurchases        (1,624)       (16)      (6,437)         --            --         (6,453)
                               ---------   --------   ----------   ---------     ---------     ----------
BALANCE AT
SEPTEMBER 30, 1999             2,108,679   $ 21,087   $7,400,152   $(309,064)    $(401,958)    $6,710,217
                               =========   ========   ==========   =========     =========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                      1999           1998           1997
                                                   -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                $   362,307    $  (589,887)   $   237,709
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                    312,371        361,046        233,938
      Inventory and accounts receivable write-offs     142,490        135,642         76,123
      Loss on disposals of long-lived assets                --        183,872            592
      Equity in income from Korean joint venture            --             --       (115,487)
      Deferred income taxes                            (28,000)      (120,000)       (50,000)
  (Increase) decrease in:
      Accounts receivable                             (473,383)       160,719       (401,561)
      Inventories, prepaid expenses and other
        assets                                         (60,958)      (429,450)      (421,270)
   Increase (decrease) in:
      Accounts payable                                (542,561)       240,963        191,544
      Accrued liabilities and customer deposits       (155,788)       244,643        188,091
      Income taxes payable/refundable                  364,063       (522,059)       (21,000)
                                                   -----------    -----------    -----------
   Net Cash Used In Operating Activities               (79,459)      (334,511)       (81,321)
                                                   -----------    -----------    -----------
INVESTING ACTIVITIES:
  Maturities of short-term investments - net                --        579,191      1,884,929
  Proceeds from disposition of interest in
    Korean joint venture                                    --             --        475,047
  Purchases of property, plant and equipment          (158,232)      (310,962)      (236,652)
  Cash paid for net assets of P.R. Hoffman
    Machine Products Corporation                            --             --     (2,569,580)
                                                   -----------    -----------    -----------
   Net Cash Provided By (Used In)
    Investing Activities                              (158,232)       268,229       (446,256)
                                                   -----------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from stock options exercised                     --         16,250         35,200
  Employee stock bonus - net of stock
    repurchases                                         (6,453)        24,405         34,737
  Payments on mortgage loan                            (12,062)       (12,069)       (19,635)
                                                   -----------    -----------    -----------
   Net Cash Provided By (Used In)
    Financing Activities                              (18,515)        28,586         50,302
                                                   -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 29,349         (6,611)      (121,093)
                                                   -----------    -----------    -----------
CASH AND EQUIVALENTS:
  Net decrease                                        (226,857)       (44,307)      (598,368)
  Beginning of year                                  1,351,542      1,395,849      1,994,217
                                                   -----------    -----------    -----------
END OF YEAR CASH AND EQUIVALENTS                   $ 1,124,685    $ 1,351,542    $ 1,395,849
                                                   ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
              For The Years Ended September 30, 1999, 1998 and 1997

                                              1999          1998         1997
                                            ---------     ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
     Interest                               $  10,169     $  15,731    $  19,855
     Income taxes paid  (refunded)           (102,000)      387,411      216,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

(1) NATURE OF OPERATIONS:

     Amtech Systems, Inc. (an Arizona corporation), P. R. Hoffman Machine Products, Inc., a wholly-owned subsidiary formed in July 1997, ("P. R. Hoffman") both based in the United States, and Tempress Systems, Inc., a wholly-owned subsidiary formed in September 1994 and based in The Netherlands ("Tempress"), comprise the "Company". The Company designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor industry, and in certain semiconductor fabrication processes. These products are sold to manufacturers of silicon wafers and semiconductors worldwide, particularly in the United States, Korea, and Northern Europe. During fiscal 1997, the Company began providing semiconductor manufacturing support services. The Company serves a niche market in an industry which experiences rapid technological advances and which in the past has been very cyclical. Therefore, the Company's future profitability and growth depend on its ability to develop or acquire and market profitable new products and its ability to adapt to cyclical trends.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly owned subsidiaries,
P. R. Hoffman Machine Products, Inc. since its acquisition date (see Note 3) and Tempress Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the September 30, 1998 and 1997 financial statements to conform to the September 30, 1999 presentation.

     REVENUE RECOGNITION - Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose requested by the customer not to ship the product, the product is complete and ready for shipment and is segregated from existing inventory and there are no material contingencies. As of September 30, 1999, the Company had recognized $736,000 of revenue for two furnace systems for which shipment had not occurred. In each case, the Company had received eighty-five percent (85%) of the selling price by September 30, 1999, and had met the revenue recognition criteria described above.

     Service revenues are recognized as services are performed.

     CASH EQUIVALENTS - Cash equivalents consist of time certificates of deposit and U.S. treasury bills. The Company considers certificates of deposit and treasury bills to be cash equivalents if their maturity is 90 days or less from date of purchase. Investments maturing in more than 90 days are considered to be "available-for-sale" (as defined by Statement of Financial Accounting Standards
(SFAS) No. 115) and are recorded at fair value, which approximates cost. There were no available for sale securities or short-term investments at September 30, 1999 and 1998.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory as of September 30, 1999 and 1998 are as follows:

                                                 1999               1998
                                              ----------         ----------
     Purchased parts                          $1,237,348         $1,174,570
     Work-in-progress                            605,769            612,646
     Finished goods                              416,540            606,492
                                              ----------         ----------
                                              $2,259,657         $2,393,708
                                              ==========         ==========

     PROPERTY, PLANT AND EQUIPMENT - Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation expense for fiscal years 1999, 1998 and 1997 was approximately $256,000, $273,000 and $196,000, respectively.

     Depreciation is computed using the straight-line method. Useful lives for equipment, machinery and leasehold improvements are from three to five years; for furniture and fixtures from five to ten years; and for buildings twenty years.

     Long-lived   assets  are  reviewed  for  impairment   whenever   events  or
circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

     Due to model changes in 1998, the Company reviewed a Tempress diffusion furnace built for use at tradeshows and determined that the net present value of future cash flows it can expect from this furnace were less than the carrying value of the asset. Accordingly, a loss of $184,000, the cost of the furnace less accumulated depreciation, was included in selling, general and administrative expense in fiscal 1998.

     The following is a summary of property, plant and equipment as of September 30, 1999 and 1998:

                                                   1999           1998
                                                -----------    -----------
     Building and leasehold improvements        $   588,324    $   610,507
     Equipment and machinery                      1,046,247        935,280
     Furniture and fixtures                         471,884        498,634
                                                -----------    -----------
                                                  2,106,455      2,044,421
     Accumulated depreciation                    (1,008,142)      (801,405)
                                                -----------    -----------
                                                $ 1,098,313    $ 1,243,016
                                                ===========    ===========

     GOODWILL - The purchase price in excess of net assets acquired, commonly referred to as goodwill, is being amortized over fifteen years using the straight-line method. Amortization expense for fiscal years 1999, 1998 and 1997 was approximately $37,000, $37,000, and $9,000, respectively.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     WARRANTY - The Company provides free of charge a limited warranty, generally twelve months, to all purchasers of its new products and systems. Current liabilities include approximately $147,000 and $167,000 for accrued warranty expense as of September 30, 1999 and 1998, respectively. Warranty expense for fiscal 1999, 1998 and 1997 amounted to approximately $190,000, $240,000, and $267,000, respectively. Management believes this amount is sufficient for all future warranty costs on systems sold through September 30, 1999.

     RESEARCH  AND  DEVELOPMENT   EXPENSES  -  The  Company   expenses   product
development costs as they are incurred. The Company incurred expenses of approximately $268,000 in 1999, $438,000 in 1998, and $280,000 in 1997, related to the development of a new ashing machine, research on photo-assisted CVD (chemical vapor deposition) equipment and processes, the development of diffusion furnaces and the improvement of IBAL and other products.

     FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION - Financial information relating to the Company's foreign subsidiary is reported in accordance with Statement of Accounting Financial Standards ("SFAS") No. 52, "Foreign Currency Translation". Income from continuing operations includes a loss from foreign currency transactions of $83,000 in 1999, $11,000 in 1998 and gains of $34,000 in 1997. The functional currency of Tempress is The Netherlands guilder. The gains or losses resulting from the translation of the financial statements of the Company's foreign-based operation have been included as a separate component of shareholders' equity.

     INCOME TAXES - The Company files consolidated federal income tax returns and computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax law (see Note 10).

     EARNINGS PER COMMON SHARE - The Company utilizes SFAS No. 128, "Earnings Per Share" ("EPS") to calculate basic and diluted EPS (see Note 11).

     Effective with the close of business on March 15, 1999, each two shares of the $0.01 par value common stock of the Company were converted and reclassified into one share. All shares and per share amounts have been restated to give effect for this one-for-two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

     STOCK-BASED COMPENSATION - The Company accounts for its employee stock-based compensation plans under SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits companies to record employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, under which no compensation cost is recognized and to disclose the pro forma effects on earnings and earnings per share as if the fair value approach had been adopted. (See Note 12).

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

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the Company's current assets and current liabilities approximate fair value due to the short-term in which these instruments mature. The carrying value of the Company's long-term debt approximates fair value because the interest rate of the mortgage note payable (see Note 4) approximates prevailing interest rates for similar debt instruments.

     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". This statement defers the effective date of SFAS No. 133 to the Company's quarter ending December 31, 2000. The Company does not expect the adoption of SFAS Nos. 133 and 137 to have a material impact on its future results of operations or financial position.

(3) PURCHASE OF P. R. HOFFMAN MACHINE PRODUCTS' ASSETS:

     On July 1, 1997, the Company acquired substantially all of the assets and operating liabilities of P. R. Hoffman Machine Products Corporation. P. R. Hoffman specializes in the development, manufacture and marketing of double-sided lapping and polishing machines and related consumables used in the manufacture of semiconductor silicon wafers. This acquisition was accounted for under the purchase method of accounting; therefore, the accompanying statements include the results of the operations of P. R. Hoffman since the date of acquisition.

     The cost of the acquisition is summarized as follows:
          Cash                                                   $2,308,000
          Liabilities assumed                                       382,000
          Acquisition transaction costs                             270,000
          Issuance of 16,194 shares of common stock                  65,000
          Issuance of 75,000 warrants (see Notes 11 and 12)         167,000
                                                                 ----------
               Total cost of acquisition                         $3,192,000
                                                                 ==========

     The cost of the acquisition was allocated as follows:
          Accounts receivable                                    $1,122,000
          Inventory                                               1,060,000
          Property                                                  421,000
          Other assets and liabilities                               35,000
          Goodwill                                                  554,000
                                                                 ----------
               Total                                             $3,192,000
                                                                 ==========

     The valuation of the common stock issued in connection with this transaction was determined based on the fair market value of the common stock on the date of issuance, taking into account the illiquidity arising from restrictions on the sale of the stock. The goodwill is being amortized on a straight-line basis over a period of 15 years.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(3) PURCHASE OF P. R. HOFFMAN MACHINE PRODUCTS' ASSETS - (CONTINUED)

     In addition to the above purchase price, the former owner of P. R. Hoffman Machine Products Corporation is entitled to additional payments equal to 50% of pretax income of the P. R. Hoffman operation in excess of $800,000 per year for a period of 5 years ending September 30, 2002, limited to a maximum aggregate of $2 million of such payments. The additional contingent purchase price of up to $2 million is payable in a combination of cash and unregistered and registered common stock of the Company, as defined in the Asset Purchase Agreement. This additional consideration will be treated as part of the purchase price to the extent earned and will be amortized over the remainder of the fifteen-year period that began on the July 1, 1997 acquisition date. No contingent consideration was earned in fiscal 1999, 1998 or 1997.

     As a part of the transaction, the Company subleases a 21,740 square foot building, located in Carlisle, Pennsylvania, from John R. Krieger, the Company's Director of Corporate Development and former owner of the P. R. Hoffman operation. The lease requires monthly payments of $9,860 on a triple net basis, expires on June 30, 2004, and includes an option to renew the lease for five successive one-year terms. Monthly lease payments increase to $10,300, $10,700, $10,810 and $10,860 on July 1, 2000, 2001, 2002 and 2003, respectively. The
Company also entered into an employment agreement with Mr. Krieger, which requires payments of $150,000 per year and expires on June 30, 2001.

     The following unaudited consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of fiscal 1997. This unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the fiscal year and is not necessarily indicative of results that may be obtained in the future.

                                                                    1997
                                                                -----------
     Revenues                                                   $16,121,577
     Income from continuing operations                              575,069
     Net income                                                     575,069

     Earnings per share:
          Income from continuing operations                     $       .22
          Net income                                            $       .22

     For purposes of the above unaudited pro forma presentation, the historical revenues and earnings of P.R. Hoffman for the twelve month period ended September 30, 1997 have been combined with the revenues and earnings of the Company for the year ended September 30, 1997.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(4) LONG-TERM OBLIGATIONS:

     Long-term debt included in long-term obligations includes a twenty year mortgage secured by the Company's land and building located in The Netherlands. The non-current portion of the long-term debt was $185,000 and $215,000 as of September 30, 1999 and 1998, respectively. As of September 30, 1999, the collateral has a carrying value of $348,000. Principal payments of $13,000 per year are payable in The Netherlands guilder in 240 equal monthly payments, with the payments for fiscal 2000 included in accounts payable as of September 30, 1999. Interest is fixed at 6.95% through June 2001, after which the rate will be adjusted to the prevailing market rate. There is a penalty for prepayment of the loan prior to June 2001.

     In October 1998, the Company was granted a line of credit in the amount of approximately $375,000, the equivalent of 750,000 of The Netherlands' guilders at an interest rate of 2% over a Netherlands bank's basic interest rate, 3.5% as of September 30, 1999. The line of credit is secured by a $125,000 second lien on the Company's land and building in the Netherlands, and certain accounts receivable, which amounted to $819,000 as of September 30, 1999.

(5) COMMITMENTS AND CONTINGENCIES:

     Key suppliers include two (2) steel mills, one domestic and one German, capable of meeting the material specification the Company requires; an injection molder that provides plastic insets for steel carriers; a pad supplier that produces a unique material used to attach semiconductor wafers to the polishing template (sole sourced from a Japanese company); and an adhesive manufacturer that supplies the critical glue used in the production of the semiconductor polishing templates. As of September 30, 1999, the Company has unconditional commitments to purchase $190,000 of steel. Due to long lead-times, certain minimum order quantities and quantities of similar steel in inventory, it could take several years to use all of the steel commitments in production of the Company's products. However, these purchase commitments are not expected to result in any significant losses.

     The Company has engaged an investment banker to assist it in identifying potential acquisition candidates and to assist with financing transactions. Upon closing any transaction(s) initiated prior to August 17, 2000 with proceeds and/or aggregate consideration equal to $1 million or more in which the investment banker has earned a contingent fee, the Company will issue to the investment banker 100,000 five year warrants to purchase the Company's common stock at an exercise price of $2.625 per share exercisable on the later of the date of issuance or August 16, 2000.

(6) MAJOR CUSTOMERS AND FOREIGN SALES:

     The Company had major customers accounting for more than 10% of sales, which were different in each of the three years presented, as follows:

                                            1999         1998         1997
                                            ----         ----         ----
     Customer 1                               --           --           16%
     Customer 2                               --           --           16%
     Customer 3                               --           12%          --
     Customer 4                               --           12%          --
     Customer 5                               14%          --           --
                                            ----         ----         ----
                                              14%          24%          32%
                                            ====         ====         ====

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(6) MAJOR CUSTOMERS AND FOREIGN SALES - (CONTINUED)

     Receivables from the one customer comprise 16% of accounts receivable at September 30, 1999. Receivables from three customers comprised 43% of accounts receivable at September 30, 1998, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk".

     The Company's sales were to customers in the following geographic regions:

                                                         1999    1998    1997
                                                         ----    ----    ----
     United States & Canada (including 1%                  59%     55%     38%
        or less to Central and South America)
     Far East (Korea, People's Republic of China,           5       8      27
        Taiwan, Japan, Singapore, Indonesia,
         Malaysia and India)
     Europe (including 1% or less to Israel and Africa)    29      31      35
     Australia                                              7       6      --
                                                         ----    ----    ----
                                                          100%    100%    100%
                                                         ====    ====    ====

(7) BUSINESS SEGMENT INFORMATION:

     The Company classifies its products into two core business segments: (1) the semiconductor production equipment segment which designs, manufactures and markets semiconductor wafer processing equipment used in the fabrication of integrated circuits, and (2) the polishing supplies and equipment segment, which designs, manufactures and markets carriers, templates, and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments in 1999, 1998, and 1997 is as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
    Revenues
      Semiconductor production equipment  $ 8,852,590  $10,266,265  $ 9,488,530
      Polishing supplies and equipment      5,913,485    5,947,639    1,622,612
                                          -----------  -----------  -----------
                                          $14,766,075  $16,213,904  $11,111,142
                                          ===========  ===========  ===========
    Operating profit (loss)
      Semiconductor production equipment  $   281,789  $  (985,614) $   (22,712)
      Polishing supplies and equipment        285,987       81,280      238,132
                                          -----------  -----------  -----------
    Total segment operating profit            567,776     (904,334)     215,420
      Interest income - net                    34,531       54,447      162,289
                                          -----------  -----------  -----------
    Income (loss) before income taxes     $   602,307  $  (849,887) $   377,709
                                          ===========  ===========  ===========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(7)  BUSINESS SEGMENT INFORMATION - (CONTINUED)

                                               1999         1998         1997
                                            ----------   ----------   ----------
    Identifiable assets
      Semiconductor production equipment    $5,236,460   $6,319,875
      Polishing supplies and equipment       3,508,098    3,005,604
                                            ----------   ----------
                                            $8,744,558   $9,325,479
                                            ==========   ==========
    Capital expenditures
      Semiconductor production equipment    $   90,036   $  255,478   $  236,652
      Polishing supplies and equipment          68,196       55,484           --
                                            ----------   ----------   ----------
                                            $  158,232   $  310,962   $  236,652
                                            ==========   ==========   ==========
    Depreciation and amortization expense
      Semiconductor production equipment    $  201,785   $  259,117   $  212,887
      Polishing supplies and equipment         110,586      101,929       21,051
                                            ----------   ----------   ----------
                                            $  312,371   $  361,046   $  233,938
                                            ==========   ==========   ==========

        The Company has  manufacturing  operations  in the United States and The
Netherlands. Revenues, operating profit (loss) and identifiable assets by geographic region of the locations for the fiscal years ended 1999, 1998 and 1997 are as follows:

                                   1999            1998            1997
                               ------------    ------------    ------------
     Revenues
       United States           $  9,307,085    $ 10,481,408    $  5,321,240
       The Netherlands            5,458,990       5,732,496       5,789,902
                               ------------    ------------    ------------
                               $ 14,766,075    $ 16,213,904    $ 11,111,142
                               ============    ============    ============
     Operating profit (loss)
       United States           $    610,381    $   (376,754)   $   (146,742)
       The Netherlands              (42,605)       (527,580)        362,162
                               ------------    ------------    ------------
                               $    567,776    $   (904,334)   $    215,420
                               ============    ============    ============
     Identifiable assets
       United States           $  6,528,205    $  5,855,188
       The Netherlands            2,216,353       3,470,291
                               ------------    ------------
                               $  8,744,558    $  9,325,479
                               ============    ============

(8) LEASES:

     The Company leases buildings, vehicles and equipment. As of September 30, 1999 minimum rental commitments under noncancellable operating leases total $735,000, of which $193,000, $180,000, $134,000, $130,000 and $98,000 are payable in fiscal years 2000, 2001, 2002, 2003 and 2004, respectively.

     Rental expense related to continuing operations, net of sublease income, for 1999, 1998 and 1997 was approximately $231,000, $234,000 and $98,000, respectively.

(9) PROPRIETARY PRODUCT RIGHTS:

     The Company acquired the proprietary product rights to Atmoscan in 1983, which provides an improved method for the automatic loading of silicon wafers into diffusion furnaces. The Company has agreed to pay the inventor royalties for 17 years until November 22, 2000. Royalties are 4% on sales of complete Atmoscan systems and 2% on any related spare parts.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

     Through the acquisition of the net assets of P. R. Hoffman Machine Products Corporation (see Note 3), the Company acquired the license for the design of its steel carriers with plastic inserts for abrasive machining of silicon wafers. In 1995, P. R. Hoffman Machine Products Corporation licensed the patent rights from Wacker Siltronics. Royalties are 5% on net sales of insert carriers to third parties.

     Royalty expense included in cost of product sales totaled approximately $73,000, $82,000 and $44,000 in 1999, 1998 and 1997, respectively.

(10) INCOME TAXES:

     The provision for (benefit from) income taxes on continuing operations consists of:

                                                1999        1998        1997
                                              ---------   ---------   ---------
     Current
       Domestic federal                       $ 250,000   $ (28,000)  $ (32,000)
       Foreign                                  (25,000)   (133,000)    202,000
       Domestic State                            43,000      21,000      20,000
                                              ---------   ---------   ---------
                                                268,000    (140,000)    190,000
                                              ---------   ---------   ---------
     Deferred
       Domestic federal                         (31,000)    (70,000)   (125,000)
       Foreign                                   13,000     (45,000)     77,000
       Domestic State                           (10,000)     (5,000)     (2,000)
                                              ---------   ---------   ---------
                                                (28,000)   (120,000)    (50,000)
                                              ---------   ---------   ---------
                                              $ 240,000   $(260,000)  $ 140,000
                                              =========   =========   =========

     The provision for income taxes on continuing operations is different from the amount that would be computed by applying the United States corporate income tax rate to the income (loss) from continuing operations before income taxes. The differences as of September 30 are summarized as follows:

                                                1999        1998        1997
                                              ---------   ---------   ---------
   Provision (benefit) at the federal rate    $ 205,000   $(289,000)  $ 128,000
   Effect of expenses not deductible for tax     15,000      19,000      19,000
   State tax provision                           42,000     (38,000)     23,000
   Effect of losses of Korean joint venture          --          --     (22,000)
   Change in valuation allowance                (22,000)     54,000       3,000
   Other items                                       --      (6,000)    (11,000)
                                              ---------   ---------   ---------
   Income tax provision (benefit)             $ 240,000   $(260,000)  $ 140,000
                                              =========   =========   =========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

10) INCOME TAXES - (CONTINUED)

     The tax assets (liabilities) comprising the net deferred tax asset as of September 30, 1999 and 1998 are as follows:

                                                           1999         1998
                                                         ---------    ---------

     Allowance for doubtful accounts                     $  56,000    $  54,000
     Uniform capitalization of inventory costs              58,000       50,000
     Inventory write-downs not currently deductible        125,000       71,000
     Book vs. tax depreciation                               7,000      (27,000)
     Unrealized currency losses (gains)                     (4,000)      35,000
     State net operating loss carryforwards                 50,000       72,000
     Liabilities not currently deductible                  222,000      253,000
     Valuation allowance                                   (93,000)    (115,000)
                                                         ---------    ---------
                                                         $ 421,000    $ 393,000
                                                         =========    =========

        In evaluating the probability of realizing its deferred tax assets, the Company has limited its recognition of deferred tax assets to those tax assets which management believes are more likely than not to be realized. The remaining deferred tax assets have been offset by the valuation allowance.

(11) EARNINGS (LOSS) PER SHARE:

     All EPS data presented have been restated as required by SFAS No. 128. EPS were calculated as follows:

                                             1999          1998          1997
                                          ----------   -----------    ----------
     Net income (loss)                    $  362,307   $  (589,887)   $  237,709

     Weighted average
     Shares outstanding:
      Common stock                         2,109,815     2,106,741     2,084,055
      Common stock equivalents issuable
        Upon exercise of warrants
        And stock options (1)                 79,386            --       264,916
                                          ----------   -----------    ----------
                                           2,189,201     2,106,741     2,348,971
                                          ==========   ===========    ==========
     Earnings (Loss) Per Share:
      Basic                               $      .17   $      (.28)   $      .11
                                          ==========   ===========    ==========
      Diluted                             $      .17   $      (.28)   $      .10
                                          ==========   ===========    ==========

----------
(1) Number of common stock equivalents calculated using the treasury stock method and the average market price during the period. Options and warrants on 1,492,500 shares had an exercise price greater than the average market price during the year ended September 30, 1999 and therefore did not enter into the EPS calculation. In fiscal 1998 all options and warrants, totaling 1,685,792, were anti-dilutive due to the net loss and therefore did not enter into the EPS calculation. Of these options and warrants, 1,645,792 had an exercise price greater than the average market price during fiscal 1998.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

(12) STOCK BASED COMPENSATION:

     STOCK WARRANTS - In fiscal 1995, the Company issued an aggregate of 1,312,500 redeemable warrants to the public (1,207,500) and the underwriter (105,000) in connection with a secondary public offering, which have an exercise price of $5.50 per share and expire on December 15, 1999. The redeemable warrants are subject to the Company's right of redemption, under certain circumstances, at $.05 each during the period in which they are exercisable. On December 15, 1999, the Company's Board of Directors extended the expiration date of the publicly traded redeemable warrants to January 14, 2000.

     In connection with the acquisition of the net assets of P.R. Hoffman Machine Products Corporation during fiscal 1997, the Company issued 75,000 warrants to purchase one share each of $.01 par value common stock at a per share exercise price of $6.00. These warrants have been valued at $167,000 using the Black-Scholes valuation method. The primary assumptions used in the valuation of these warrants were a risk free rate of 6.29%, expected dividend yield of 0%, average holding period of 2.5 years, and 69% volatility. The value of these warrants has been included in the acquisition cost associated with the purchase of the P. R. Hoffman net assets.

     STOCK OPTION PLANS - The board of directors has reserved 25,000 shares of common stock for issuance upon exercise of the outstanding options issued to employees under the 1983 Incentive Stock Option Plan, which expired in 1993. Another 15,000 shares of common stock are reserved for the exercise of stock purchase rights granted to directors under Director Stock Purchase Agreements prior to 1996. The Non-Employee Directors Stock Option Plan was approved by the stockholders in 1996 for the issuance of up to 100,000 shares of common stock to directors. The Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan were also approved by stockholders in 1996 under which a combined total of 160,000 shares were authorized. The 1998 Employee Stock Option Plan, under which 50,000 shares may be granted, was adopted by the board of director on January 31, 1998 and approved by shareholders on March 20, 1998. All of the plans with the exception of the 1983 Incentive Stock Option Plan expire in 2006. Qualified stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring February 28, 2008. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued in fiscal years 1999, 1998 and 1997 vest at the rate of 20% - 33% per year. Shares granted under the 1995 Stock Bonus Plan totaled 25,000 in 1995 and 4,250 in 1996, of which 6,000 were forfeited in 1996. As of September 30, 1999, the Company had 100,500 options available for issuance under the plans.

     The stock option transactions and the options outstanding for the three years ended September 30, 1999, are summarized as follows:

                                                   Number of    Weighted-Average
                                                    Options      Exercise Price
                                                    -------      --------------
     Outstanding at September 30,1996                66,500          $2.64
            Granted                                 141,042           5.00
            Exercised                               (13,500)          2.14
            Expired                                  (3,000)          3.26
                                                   --------
     Outstanding at September 30,1997               191,042           4.34
            Granted                                  27,000           4.66
            Exercised                                (9,000)          1.80
            Expired or forfeited                    (16,750)          4.46
                                                   --------
     Outstanding at September 30,1998               192,292           4.52
            Granted                                  41,500           1.38
            Exercised                                    --             --
            Expired or forfeited                     (6,500)          1.13
                                                   --------
     Outstanding at September 30,1999               227,292           1.17
                                                   ========
     Outstanding options exercisable as of:
            September 30, 1997                       25,000           2.90
            September 30, 1998                       49,000           4.74
            September 30, 1999                       72,000           1.13

     In fiscal 1999, 1998 and 1997 the number of incentive stock options issued to employees, net of forfeitures, were 26,000, 3,500 and 132,000 respectively, and they were valued at $54,000, $17,000 and $440,000 respectively, using the Black-Scholes valuation method. On October 14, 1998, the Company re-priced all stock options outstanding as of that date to the closing market price on that date of $1.13 per share. Vesting schedules and expiration dates remain unchanged. In accordance with APB No. 25, "Accounting for Stock Issued to Employees", the Company is not required to record compensation expense related to this re-pricing and no such expense has been recorded in these financial statements. The incremental value attributed to the re-pricing of the stock options was $58,000. The primary assumptions used in the valuations were a weighted average risk free rates of 4.33% to 6.23%, an expected dividend yield of 0%, holding periods of three to eight years and volatility of 63% to 86%. No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred.

     Had the effects of stock-based compensation been accounted for in the financial statements for fiscal 1999, the net income would have been approximately $232,000 and the basic and diluted earnings per share would have been $.11. Had the effects of stock-based compensation been accounted for in the financial statements for fiscal 1998, the net loss would have been approximately $681,000 and the basic and diluted loss per share would have been $.32. Had the effects of stock-based compensation been accounted for in the financial statements for fiscal 1997, the net income would have been approximately $187,000 and the basic and diluted earnings per share would have been $.08.

     As of September 30, 1999 the Company's 227,292 outstanding stock options had a weighted average remaining contractual life of 7.1 years and a range of exercise prices of $1.13 to $1.50. In addition, as of September 30, 1999 the Company had 72,000 of exercisable stock options with a weighted average remaining contractual life of 7.1 years all at an exercise price of $1.13.

(13) KOREAN JOINT VENTURE:

     In the first quarter of fiscal 1996, the Company entered into a joint venture agreement pursuant to which the Company received a 45% ownership interest and a 50% voting interest in Seil Semicon, Inc., (the "JVC"), in return for a commitment to invest $500,000 in cash. The joint venturers planned to operate a silicon test wafer reclaiming business in Korea through Seil Semicon, Inc., which remains in the start-up phase. Pursuant to that agreement, the Company invested $425,000 and expensed $65,000 of that amount as its share of the start-up losses. The joint venture succeeded in acquiring real property for construction of the reclamation facility and in securing $3 million in third party financing. However, a review during the fourth quarter of fiscal 1996 led the Company to negotiate the sale of its interest in the joint venture. The Company received $478,000 during December 1996, pursuant to the termination agreement, which reimbursed the Company's actual investment and expenses.

(14) SHAREHOLDER RIGHTS PLAN:

     During May 1999, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right for each outstanding common share to purchase one one-hundredth of a share of Series A Participating Preferred Stock, at a purchase price of $8.50, subject to certain antidilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company's common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the common stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company at $.01 per right, entitles the holder to purchase an amount of common stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquirer, having an equivalent market value of $17.00 per right at a purchase price of $8.50. Rights held by the acquiring person or group will become void and will not be exercisable.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                       For the Year  Balance at    Charged
                          Ended       Beginning   (credited)                Balance at
                      September 30,    of Year    to Expense   Write-offs   End of Year
                      -------------    -------    ----------   ----------   -----------
1. Allowance for
     Doubtful Accounts:
                          1999        $143,000     $ 29,144      $32,144      $140,000

                          1998         130,000       25,198       12,198       143,000

                          1997          90,000       42,960        2,960       130,000

2. Deferred Tax
     Valuation Allowance
                          1999        $115,000     $(22,000)     $    --       $93,000

                          1998          61,000       54,000           --       115,000

                          1997          58,000        3,000           --        61,000

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS.

     The following is a list of all financial statements filed as a part of this
Report:

     1.   Consolidated Balance Sheets - September 30, 1999 and 1998

     2. Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

     3. Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997

     4. Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

     5. Notes to Consolidated Financial Statements - September 30, 1999, 1998 and 1997

(b) FINANCIAL STATEMENT SCHEDULES

     The following is a list of a financial statement schedule required to be filed as a part of this Report:

     1.   Schedule II - Valuation and Qualifying Accounts

     All schedules other than the Schedule listed above are omitted as the information is not required, is not material or is otherwise furnished.

(c) EXHIBITS.

                                                                       Method of
    Exhibit No.   Description                                           Filing
    -----------   -----------                                           ------
        3.1       Articles of Incorporation                                A

        3.2       Articles of Amendment to Articles of Incorporation,
                  dated April 27, 1983                                     A

        3.3       Articles of Amendment to Articles of Incorporation,
                  dated May 19, 1987                                       B

        3.4       Articles of Amendment to Articles of Incorporation,
                  dated May 2, 1988                                        C

        3.5       Articles of Amendment to Articles of Incorporation,
                  dated May 28, 1993                                       F

        3.6       Amended and Restated Bylaws                              D

        4.1       Rights Agreement dated May 17, 1999                      M

       10.1       Amended and Restated 1995 Stock Option Plan              H

       10.2       1995 Stock Bonus Plan                                    H

       10.3       Non-Employee Director Stock Option Plan                  I

       10.4       Employment Agreement with Robert T. Hass,
                  dated May 19, 1992                                       E

       10.5       Registration Rights Agreement with J.S. Whang,
                  dated January 24, 1994                                   F

       10.6       Employment Agreement with J.S. Whang, dated
                  February 28, 1997                                        K

       10.7       Contract of Sale (Real Property) dated June 21,
                  1996 between Tempress Systems, Inc. and
                  Orgelmakerij Gedr. Rell B.V.                             G

       10.8       Employment Agreement, dated July 1, 1997, between
                  the Registrant and John R. Krieger                       J

       10.9       Registration Rights Agreement, dated July 1, 1997,
                  between the Registrant and John R. Krieger               J

       10.10      Asset Purchase Agreement, dated July 1, 1997, among
                  the Registrant, P.R. Hoffman Machines Corporation
                  and John R. Krieger                                      J

       10.11      1998 Employee Stock Option Plan                          L

       10.12      Amendment to Employment Agreement, dated 1999,
                  between the Registrant and John R. Krieger               *

       10.13      Sublease Agreement, dated July 1, 1999, between
                  the Registrant and John R. Krieger                       *

                                                                       Method of
    Exhibit No.   Description                                           Filing
    -----------   -----------                                           ------
       21         Subsidiaries of the Registrant                           N

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

F Incorporated by reference to the Company's Form S-1 Registration Statement No. 33-77368.

G Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-09917.

H Incorporated by reference to Company's Form S-8 Registration Statement relating to the Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan filed with the Securities and Exchange Commission on September 9, 1997.

I Incorporated by reference to Company's Form S-8 Registration Statement relating to the Non-Employee Directors Stock Option Plan filed with the Securities and Exchange Commission on August 8, 1996.

J Incorporated by reference to the Company's Current Report on Form 8-K, dated July 1, 1997.

K Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

L Incorporated by reference to the Company's Proxy Statement for shareholders meeting held on March 20, 1998.

M Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17,1999.

N Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(d) Reports on Form 8-K

     The Company filed a Form 8-K on May 28, 1999, disclosing the adoption of a rights agreement dated May 17, 1999, between Amtech Systems, Inc. and American Securities Transfer & Trust, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMTECH SYSTEMS, INC.

December 23, 1999                       By: /s/ Jong S. Whang
                                            ------------------------------------
                                            Jong S. Whang, President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                       Title                          Date
       ---------                       -----                          ----

/s/  Jong S. Whang          Chairman of the Board, President   December 23, 1999
-------------------------   (Chief Executive Officer)
Jong S. Whang

/s/  Robert T. Hass         Vice President-Finance             December 23, 1999
-------------------------   (Chief Financial & Accounting
Robert T. Hass               Officer)

/s/  Donald F. Johnston     Director                           December 23, 1999
-------------------------
Donald F. Johnston

/s/  Alvin Katz             Director                           December 23, 1999
-------------------------
Alvin Katz

/s/  Bruce R. Thaw          Director                           December 23, 1999
-------------------------
Bruce R. Thaw