Form 10-Q
period 1999-12-31
AMTECH SYSTEMS INC
filed 2000-02-15
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number: 0-11412


                              AMTECH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Arizona                                             86-0411215
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

131 South Clark Drive, Tempe, Arizona                           85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  480-967-5146
                                                     ------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Shares of Common Stock outstanding as of December 31, 1999 :  2,108,679
                                                              ---------

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
PART I.  FINANCIAL INFORMATION.

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                 December 31, 1999 and September 30, 1999...................  3

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended December 31, 1999 and 1998..............  4

                 Consolidated Statements of Stockholders' Equity -
                 Three Months Ended December 31, 1999 and 1998..............  5

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 1999 and 1998..............  6

                 Notes to Condensed Consolidated Financial Statements.......  7


         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
                 Results of Operations...................................... 11
                 Liquidity and Financial Condition ......................... 13
                 Year 2000 Compliance ...................................... 13
                 Quantitative and Qualitative Disclosures about
                   Market Risk.............................................. 14
                 Forward-Looking Statements................................. 15


PART II. OTHER INFORMATION.


         Item 2. Change in Securities and Use of Proceeds................... 17


SIGNATURES.................................................................. 17

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,   September 30,
                                                        1999           1999
                                                   ------------    -------------
                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $ 1,125,790     $ 1,124,685
 Accounts receivable - net                            3,726,023       3,208,488
 Inventories                                          2,171,499       2,259,657
 Deferred income taxes                                  482,000         421,000
 Income taxes refundable                                    -            34,000
 Prepaid expenses                                        87,390          73,914
                                                    -----------     -----------
          Total current assets                        7,592,702       7,121,744

PROPERTY, PLANT AND EQUIPMENT - net                   1,030,522       1,098,313

GOODWILL AND OTHER ASSETS -  net                        542,630         524,501
                                                    -----------     -----------
          TOTAL ASSETS                              $ 9,165,854     $ 8,744,558
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $   734,572     $   627,445
  Accrued compensation and related taxes                612,838         458,277
  Accrued warranty expense                              198,476         146,590
  Accrued installation expense                          206,100         196,349
  Customer deposits                                     134,928          83,242
  Other accrued liabilities                             175,103         235,610
  Income taxes payable                                   41,000             -
                                                    -----------     -----------
      Total current liabilities                       2,103,017       1,747,513
                                                    -----------     -----------
LONG-TERM OBLIGATIONS                                   273,247         286,828
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued              -               -
  Common stock; $0.01 par value; 100,000,000
    shares authorized; 2,108,679 shares issued
    and outstanding                                      21,087          21,087
  Additional paid-in capital                          7,400,152       7,400,152
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation
      adjustment                                       (360,518)       (309,064)
  Accumulated deficit                                  (271,131)       (401,958)
                                                    -----------     -----------
      Total stockholders' equity                      6,789,590       6,710,217
                                                    -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 9,165,854     $ 8,744,558
                                                    ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Three Months Ended December 31, 1999 and 1998


                                                        Three Months Ended
                                                 -------------------------------
                                                     1999               1998
                                                 ------------       -----------
                                                 (Unaudited)        (Unaudited)

Net product sales                                $ 3,862,512        $ 3,378,708
Cost of product sales                              2,635,918          2,594,795
                                                 -----------        -----------
         Gross margin                              1,226,594            783,913

Selling, general and administrative                  959,681            791,814
Research and development                              53,246             81,958
                                                 -----------        -----------
        Operating profit (loss)                      213,667            (89,859)

Interest income, net                                   9,160              9,837
                                                 -----------        -----------

Income (loss) before income taxes                    222,827            (80,022)
Income tax provision (benefit)                        92,000            (27,000)
                                                 -----------        -----------

NET INCOME (LOSS)                                $   130,827        $   (53,022)
                                                 ===========        ===========

EARNINGS (LOSS) PER SHARE:
  Basic                                          $       .06        $      (.03)
  Weighted average shares outstanding              2,108,679          2,110,351

  Diluted                                        $       .06        $      (.03)
  Weighted average shares outstanding              2,222,131          2,110,351


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months Ended December 31, 1999 and 1998

                                               COMMON STOCK                              ACCUMULATED
                                         ---------------------------      ADDITIONAL        OTHER                          TOTAL
                                             NUMBER                        PAID-IN      COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                           OF SHARES        AMOUNT         CAPITAL      INCOME (LOSS)      DEFICIT         EQUITY
                                         --------------  ------------    -----------    -------------    -----------   -------------
BALANCE AT
 SEPTEMBER 30, 1998                        2,110,303       $ 21,103      $ 7,406,589      $ (216,338)     $ (764,265)   $ 6,447,089

  Net income                                     -              -                -               -           (53,022)       (53,022)
  Translation adjustment                         -              -                -             960               -              960
                                                                                                                        -----------
     Comprehensive income                                                                                                   (52,062)
                                                                                                                        -----------
  Employee stock bonus -
    net of stock repurchases                      63              1               (1)            -               -              -
                                           ---------       --------      -----------       ----------      ----------   -----------

BALANCE AT
DECEMBER 31, 1998                          2,110,366       $ 21,104      $ 7,406,588       $ (215,378)     $ (817,287)  $ 6,395,027
                                           =========       ========      ===========       ==========      ==========   ===========


BALANCE AT
 SEPTEMBER 30, 1999                        2,108,679       $ 21,087      $ 7,400,152       $ (309,064)     $ (401,958)  $ 6,710,217

  Net income                                     -              -                -                -           130,827       130,827
  Translation adjustment                         -              -                -            (51,454)            -         (51,454)
                                                                                                                        -----------
     Comprehensive income                          -              -              -                -               -         79,373
                                           ---------       --------      -----------       ----------      ----------   -----------

BALANCE AT
DECEMBER 31, 1999                          2,108,679       $ 21,087      $ 7,400,152       $ (360,518)     $ (271,131)  $ 6,789,590
                                           =========       ========      ===========       ==========      ==========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 1999 and 1998


                                                           Three Months Ended
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                    $  130,827    $  (53,022)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                        73,057       114,290
      Inventory and accounts receivable write-offs         28,479        19,151
      Loss on disposals of long-lived assets                  432           -
      Deferred income taxes                               (61,000)       15,000
  (Increase) decrease in:
      Accounts receivable                                (582,917)      615,178
      Inventories, prepaid expenses and other assets      (27,289)      333,431
  Increase (decrease) in:
      Accounts payable                                    120,613      (601,790)
      Accrued liabilities and customer deposits           240,283      (156,202)
      Income taxes payable/refundable                      72,985       213,000
                                                       ----------    ----------
  Net Cash (Used In) Provided By Operating Activities      (4,530)      499,036
                                                       ----------    ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (20,545)     (103,172)
                                                       ----------    ----------
  Net Cash Used In Investing Activities                   (20,545)     (103,172)
                                                       ----------    ----------

FINANCING ACTIVITIES:
  Payments on mortgage loan                                (2,855)       (2,139)
                                                       ----------    ----------
  Net Cash Used In Financing Activities                    (2,855)       (2,139)
                                                       ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    29,035        (2,805)
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS:
  Net increase                                              1,105       390,920
  Beginning of year                                     1,124,685     1,351,542
                                                       ----------    ----------
END OF YEAR CASH AND CASH EQUIVALENTS                  $1,125,790    $1,742,462
                                                       ==========    ==========

Cash paid during the period for:
  Interest                                             $   3,530     $    2,938
  Income taxes paid  (refunded)                              -         (209,000)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc. (collectively, the "Company"). All significant
     intercompany   balances   and   transactions   have  been   eliminated   in
     consolidation.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made.

     Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which are incorporated herein by reference.

     The consolidated results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.


2.   REVENUE RECOGNITION

     Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose requested by the customer not to ship the product, the product is complete and ready for shipment and is segregated from existing inventory and there are no material contingencies. As of December 31, 1999, the Company had recognized, in previous periods, $533,000 of revenue for a furnace system for which shipment had not occurred. The Company received payment in full for this system prior to December 31, 1999, and met the revenue recognition criteria described above.

3.   INVENTORIES

     The components of inventories are as follows:

                                     December 31,        September 30,
                                         1999                1999
                                     ------------        -------------
         Purchased parts and
           raw material              $ 1,169,593          $ 1,237,348
         Work-in-process                 524,899              605,769
         Finished goods                  477,007              416,540
                                     -----------          -----------
         Totals                      $ 2,171,499          $ 2,259,657
                                     ===========          ===========


4.   EARNINGS PER SHARE

     Earnings per share were calculated as follows:

                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
         Net income (loss)                              $ 130,827    $ (53,022)

         Pro forma after-tax amortization of
           contingent goodwill (3)                         (4,033)        ---
                                                        ---------    ---------
         Income used in
           in the calculations                          $ 126,794    $ (53,022)
                                                        =========    =========

         WEIGHTED AVERAGE
         SHARES OUTSTANDING:
           Common shares                                2,108,679    2,110,351
           Common equivalents issuable upon
             upon exercise of warrants and
             stock options (1)                            113,452        ---
                                                        ---------    ---------
                                                        2,222,131    2,110,351
                                                        =========    =========
         EARNINGS PER SHARE:
           Basic                                        $     .06    $    (.03)

           Diluted                                      $     .06    $    (.03)

     -------------

     (1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 1,492,500 shares had an exercise price greater than the average market price during the three months ended December 31, 1999 and 1998, and therefore did not enter into the calculation. On December 15, 1999 and January 14, 2000, warrants on 210,000 shares and 1,207,500 shares, respectively, expired. All options and warrants were excluded from the calculation for the three months ended December 31, 1998 since they would have been anti-dilutive.

     (2) All share amounts above have been restated to give effect to the one for two reverse stock split that became effective in March 1999.

     (3) Pro forma contingent goodwill arises from the July 1, 1997, purchase of the assets and operations of P. R. Hoffman Machine Products Corporation ("P. R. Hoffman"). In addition to the purchase price paid in fiscal 1997, the Company will pay, in the form of either cash or Common Stock, an earn-out equal to 50% of Adjusted Income of P. R. Hoffman in excess of $800,000 per year, during the five (5) fiscal years ending September 30, 2002. Adjusted Income is defined as pre-tax income, before amortization of goodwill, other expenses arising from the application of purchase accounting and before allocations of corporate expenses. The maximum earn-out payable under the purchase agreement is $2 million. No contingent purchase price was earned during the first two years since the acquisition. If earned, the additional purchase price will be treated as part of the purchase price and amortized over the remainder of the period ending June 30, 2012. During the first quarter of fiscal 2000, the annualized Adjusted Income of this operation exceeded $800,000 by approximately $250,000. If Adjusted Income for fiscal 2000 equals the annualized Adjusted Income for the period ending December 31, 1999, the contingent purchase price to be paid for the current fiscal year will be $125,000. Based on these estimates of income for the year, all earnings per share amounts for fiscal 2000 include the pro forma after-tax amortization of the total projected contingent consideration of $375,000 (three times the $125,000 projected for fiscal 2000, as there are three years remaining in the earn-out period).


5.   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". This statement defers the effective date of SFAS 133 to the Company's quarter ending December 31, 2000. The Company does not expect the adoption of SFAS 133 and 137 to have a material impact on its future results of operations or financial position.

     On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used in the Company's semiconductor production equipment segment would result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of the change , if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's first quarter of its fiscal year ending on September 30, 2001. To the extent SAB No. 101 is relevant to its future equipment sales arrangements, the Company intends to adopt the new accounting on October 1, 2000. At the current time, it is not possible to determine the effect this change will have on the results of operations of the Company. However, management believes the effects on liquidity, cash flow and financial position will not be material. The Company is also considering potential changes to its standard contracts for equipment sales that could mitigate the impact of SAB No. 101.

6.   BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments: (1) the semiconductor production equipment segment which designs, manufactures and markets semiconductor wafer processing equipment used in the fabrication of integrated circuits, and (2) the polishing supplies and equipment  segment,  which  designs,  manufactures  and  markets  carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments in fiscal years 2000 and 1999 is as follows:

                                                     Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                    1999           1998
                                                 ----------     ----------
     Revenues
        Semiconductor production
          equipment                              $2,165,474     $2,410,656
        Polishing supplies and equipment          1,697,038        968,052
                                                 ----------     ----------
                                                 $3,862,512     $3,378,708
                                                 ==========     ==========
     Operating profit (loss)
        Semiconductor production
          equipment                              $   65,176     $  (37,415)
        Polishing supplies and equipment            148,491        (52,444)

        Total operating profit (loss)               213,667        (89,859)
          Interest income - net                       9,160          9,837
                                                 ----------     ----------
        Income (loss) before income taxes        $  222,827     $  (80,022)
                                                 ==========     ==========

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                                     Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                    1999           1998
                                                 ----------     ----------

             Net revenue                            100.0%         100.0%
             Cost of product sales                  (68.2)         (76.8)
                                                    -----          -----
                  Gross profit                       31.8           23.2

             Selling, general and
               administrative expenses              (24.9)         (23.5)

             Research and development               ( 1.4)         ( 2.4)
                                                    -----          -----
                  Operating profit (loss)             5.5%         ( 2.7)%
                                                    =====          =====

     NET REVENUE. The Company's net revenue for the three months ended December 31, 1999 (first quarter fiscal 2000), was $3,863,000, an increase of $484,000, or 14%, compared to net revenue of $3,379,000 for the first quarter of the previous fiscal year. The increase in revenue for the quarter ended December 31, 1999, was due to an increase of $729,000, or 75%, in revenues of the polishing supplies and equipment segment. Sales of semiconductor production equipment and related service revenue declined by $245,000, or 10%, as a $499,000, or 114%, increase in sales of IBAL Automation and Atmoscan(R) processing equipment was more than offset by a decline in the sales of diffusion furnaces.

     GROSS PROFIT. The Company's gross profit increased by approximately $443,000 to $1,227,000, for the three months ended December 31, 1999, from $784,000 during the comparable period of the previous fiscal year. The polishing supplies and equipment segment accounted for $265,000 of the increase in consolidated gross profit due to the increase in sales volume discussed above. Despite the decline in revenue from the semiconductor production equipment segment, gross profit from that segment increased due to a more favorable product mix resulting from the increase in sales of IBAL Automation products. Gross profit as a percentage of sales was 32% for the first quarter of fiscal 2000, an improvement of nine percentage points, compared to 23% for the first quarter of fiscal 1999. The increase in the gross profit percentage during the first quarter primarily resulted from the improved product mix and increased labor efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 2000 increased by $168,000, or 21%, to $960,000, compared to $792,000 incurred in the first quarter of fiscal 1999. Of this increase, $131,000, or 78% of the total increase, resulted from higher commission, royalty and incentive compensation expenses, which are related to the increases in sales volume and profitability. Commissions increased as a percentage of sales due to the higher volume of sales derived from territories where the Company utilizes outside sales representatives.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased by $29,000, to $53,000, during the first quarter of fiscal 2000, compared to $82,000 during the comparable quarter of fiscal 1999. Approximately $12,000 of the research and development work in the Netherlands was funded by a government grant during the first quarter of this fiscal year and contributed to the reduction in these expenses. As announced in November 1999, the Company is actively engaged in the joint product development of a new technology asher. While the Company is actively managing these costs in order to meet its quarterly and annual profit goals, research and development costs are expected to peak at approximately $165,000 for the second fiscal quarter ending March 31, 2000.

     OPERATING PROFIT (LOSS). Operating profit for the first quarter of fiscal 2000 increased by $304,000 to $214,000, compared to an operating loss of $90,000 in the same period of fiscal 1999. Operating profit for the polishing supplies and equipment segment increased by $200,000 to $148,000, compared to an operating loss of $52,000 in the first quarter of fiscal 1999, as a result of the 75% increase in sales volume, increased productivity and continued management of expenses. Despite the 10% decline in revenue from the semiconductor production equipment segment, operating profit increased by $102,000 to $65,000 compared to an operating loss of $37,000, due to a more favorable product mix discussed above.

     NET INCOME. Net income includes operating profit, discussed above, net interest income and the provision for income taxes. During the first quarter of fiscal 2000, net interest income was $9,000, or $1,000 lower than the $10,000 of net interest income for the corresponding quarter of fiscal 1999. As a result of the above factors, income before income taxes for the third quarter of fiscal 2000 was $223,000, compared to a loss before taxes of $80,000 in the first quarter of fiscal 1999, an improvement of $303,000.

     Income tax expense of $92,000, recorded at an effective tax rate of 41%, resulted in net income for the first quarter of fiscal 2000 of $131,000, or $.06 per share. During the first quarter of fiscal 1999, the Company recorded income tax benefits of $27,000, reflecting a 34% effective tax rate. The lower effective tax rate in the prior fiscal year is primarily attributable to the fact that most of the benefit from state loss carryforwards was offset by an increase in the valuation allowance, while the high percentage of the first quarter fiscal 2000 earnings were in a jurisdiction where the Company had no state loss carryforwards. As a result of the above factors, net income in the first quarter of fiscal 2000 increased by $184,000 to $131,000, or $.06 per share, from a net loss of $53,000, or $(.03) per share, in the first quarter of fiscal 1999.

     BACKLOG. At December 31, 1999, the order backlog was $4,150,000, a reduction of 20% from the $5,213,000 backlog at December 31, 1998. The backlog as of December 31, 1999 was approximately $391,000 higher than at September 30, 1999, an increase of 10%, and a number of large systems orders have been booked since the end of the quarter. In addition, the backolg as of December 31, 1999 has a product mix with an expected higher gross profit margin than the backlog of one year earlier. Orders are generally shipped within three to six months of receipt. Accordingly, the order backlog may not be a valid measure of revenue or earnings for a future period.

LIQUIDITY AND FINANCIAL CONDITION

     At December 31, 1999, the Company had $1,126,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,125,000 at September 30, 1999, an increase of approximately $1,000. This measure of liquidity would have increased significantly more except that certain customer payments that ordinarily would have been received before the end of the quarter were received after December 31, 1999. For the first three months of fiscal 2000, net income plus amortization and depreciation (i.e. cash flow) was a positive $204,000 compared to a positive $61,000 for the first quarter of the prior fiscal year. The Company continues to believe that there is sufficient liquidity for existing operations.

     At December 31, 1999, working capital was $5,490,000, up $115,000 from $5,374,000, at September 30, 1999. While the Company's current ratio declined to 3.6:1 at the end of the first quarter of fiscal 2000 from 4.1:1 at the beginning of the year, the Company believes that its current ratio continues to indicate a strong financial condition. At the end of the first quarter of fiscal 2000, cash and cash equivalents comprised 12% of total assets and stockholders' equity accounted for 74% of total capitalization. The Company believes that it continues to posses the financial strength necessary for future growth.

YEAR 2000 COMPLIANCE

     Certain computer systems and software products are coded to accept two digit entries in the date code field. Date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result many companies may need to upgrade their computer systems and software to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, may be affected by the Year 2000 issue.

     READINESS AND RELATED RISKS. The Company believes it has identified the programs, infrastructure, and products that could be affected by the Year 2000 issue and has taken steps to resolve the priority issues on a timely basis. As of the date of this report, the Company has not experienced any significant Year 2000 problems with the hardware and software components of its systems and products, and it does not anticipate that the resolution of Year 2000 problems will require it to devote any material amount of resources.

     COSTS. The costs incurred by the Company in connection with Year 2000 issues have not been material as most of the issues have been resolved through installation of regular software updates provided by licensors under standard maintenance agreements.

     CONTINGENCY PLANS. The production processes of the Company and of its critical vendors are not significantly dependent upon hardware or software which is likely to be affected by "Year 2000" problems. The Company has not experienced, and does not expect to experience any problems with suppliers and vendors in connection with the Year 2000 that will have a material adverse effect on the Company's financial condition and results of operations.



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

     Based upon its fiscal 1999 information, the Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of December 31, 1999, the Company did not hold any derivative securities. The Company incurred net foreign currency losses of $23,000 and $3,000 in first quarter of fiscal 2000 and 1999, respectively. As of December 31, 1999, a 10% change in the foreign currency rates would not have a material impact on the Company's financial condition. However, due to the Company's investment in and advances to its Netherlands' operation the recent decline in the value of The Netherlands guilder relative to the United States dollar caused a negative foreign currency translation adjustment of $51,000, a component of comprehensive income, which is a direct adjustment to stockholders' equity.

     When the value of The Netherlands guilder declines relative to the value of the United States dollar, operations in The Netherlands can be more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. When the value of The Netherlands guilder increases relative to the value of the United States dollar, operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in The Netherlands guilder or the Euro and to increase its purchases denominated in United States dollars. Based upon fiscal year 1999 information, the Company estimates that the annual purchases and sales of this operation that are denominated in currencies not linked to its functional currency, including United States dollars, British pounds and Swiss francs, are approximately
$600,000 and $800,000, respectively. Most of those purchases and sales are denominated in United States dollars and those purchases equal approximately 75% of those sales, providing a partial hedge against fluctuations in exchange rates. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations, the Company does not hedge against the effects of exchange rate changes on future transactions, such as sales for which the Company has not yet received a purchase order. The Netherlands guilder is near its historically low value relative to the United States dollar, giving the Company's operation based in The Netherlands a competitive advantage over other suppliers based in the United States. However, a future increase in the relative value of The Netherlands guilder could have a materially adverse effect on the Company's future results of operations.

     Based upon fiscal 1999 information, the Company estimates that its polishing supplies and equipment segment makes annual purchases of approximately $650,000 through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly effected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the United States dollar would affect the cost of this segment's purchases by $65,000.

     The Company is also exposed to interest rate risk on its fixed debt obligations. At December 31, 1999, fixed rate debt obligations totaled $182,000 with a fixed interest rate of 6.95% through June 2001. Due to the relatively insignificant principal balance of outstanding debt, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.


FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant further reductions in demand or rescheduling of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs,
(f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any, (k) the semiconductor equipment industry will continue to recover from the recent slowdown, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) the Company will not, either directly or indirectly, incur any material Year 2000 issues and (o) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION


Item 2.  CHANGE IN SECURITIES.

                  On December 15, 1999, non-public warrants for the purchase of 210,000 shares expired. On December 15, 1999, the Board of Directors of the Company elected to extend the expiration date of the 1,207,500 redeemable public warrants from December 15, 1999 to January 14, 2000, thereby providing the warrant-holders additional time to exercise these warrants.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMTECH SYSTEMS, INC.


         By /s/   Robert T. Hass                        Dated: February 15, 2000
            --------------------------------------             -----------------
            Robert T. Hass, Vice-President-Finance
            and (Chief Financial and Accounting
            Officer)