Form 10-K/A
period 1999-09-30
AMTECH SYSTEMS INC
filed 2000-03-03
CIK 720500

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

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended September 30, 1999, as follows:

     Part III, Items 9-12 are hereby amended as follows:

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND OFFICERS

     The  following  table  sets  forth  information   regarding  the  officers,
directors and director nominees of the Company, including biographical data for at least the last five years.

     Name                 Age   Position with the Company
     ----                 ---   -------------------------
     Jong S. Whang        54    President, Chief Executive Officer and Director
     Robert T. Hass       49    Vice President-Finance, Chief Financial Officer,
                                Treasurer, Secretary and Director
     Donald F. Johnston   73    Director
     Alvin Katz           70    Director
     Bruce R. Thaw        47    Director

     JONG S. WHANG has been President, Chief Executive Officer and a Director of the Company since its inception and was one of its founders. Mr. Whang's responsibilities as President include the sales effort for the Company's semiconductor equipment business and development of new products and business opportunities in that industry. He has twenty-six years of experience in the semiconductor industry, including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., initially as a technician working with chemical vapor deposition (CVD) and later as manager of the quartz fabrication plant with responsibility of providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981 he left U.S. Quartz to found the Company.

     ROBERT T. HASS has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company since June 3, 1992. Mr. Hass has served as a Director of the Company since February 29, 1996. From 1991 until May 1992, he operated a financial consulting practice under the name of Hass Financial Consulting Services, a sole proprietorship. From 1985 to 1991, Mr. Hass served as Director of Accounting Services and then Controller for Lifeshares Group, Inc., a holding company which owned and operated real estate development and insurance subsidiaries, and from 1988 to 1991 served as Controller and Chief Accounting Officer of some of those subsidiaries. From 1984 to 1985, he served as Vice President-Finance and Treasurer of The Victorio Company, a privately owned holding company which owned and operated agriculture, chemical, commercial real estate brokerage, marketing research and commodities futures brokerage businesses. From 1977 to 1984, he was employed in various capacities including Vice President, Chief Financial Officer and Treasurer by Altamil Corporation, then a public company, which manufactures truck equipment, wire-bound containers, and precision aluminum forgings. From 1972 to 1977, he was employed as an auditor with Ernst & Ernst, now known as Ernst & Young. He is a Certified Public Accountant.

     DONALD F. JOHNSTON has been a Director of the Company since April 9, 1994, and also served as a Director from March 1983 to December 1992. He is not otherwise employed by the Company. From 1985 to March 1993, he served as President and Chief Executive Officer of JAI, Inc., a management-consulting firm. From 1985 to March 1993, when he retired, he acted as marketing and management consultant to companies in the electronics industry. From November 1983 until October 1985, he was President of Process Control, Inc. of Tempe, Arizona. He has held senior management positions with Montgomery Ward & Co. and the Hotpoint Division of the General Electric Company. He has also served as the Vice-President of B.F. Goodrich, Vice-President of Marketing of the Philco Ford Division of the Ford Motor Company and Executive Vice-President of CTV. Mr. Johnston also served as President and Chief Executive Officer of Mirco Electronics, Amstar Electronics and Hera Investment Co.

     ALVIN KATZ has been a Director of the Company since May 1, 1995. Since 1981, he has been an adjunct professor of business management at the Florida Atlantic University in Boca Raton, Florida. From 1991 until the company was sold in September 1992, he was Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacture of pollution monitoring equipment. From 1957 to 1976, Mr. Katz was employed by United Parcel Service holding various managerial positions, including District Manager and Corporate Manager of Operations Planning, Research and Development. He is also a Director of Blimpie International, a fast food franchiser, Nastech Pharmaceutical Company, Inc., a company engaged in research, development and marketing of nasally delivered pharmaceuticals, and President of BMAC, a biomedical automation company, all of which are publicly held corporations.

     BRUCE R. THAW has been a Director of the Company since May 1, 1995. Mr. Thaw has been a practicing attorney since 1978. Since 1995, Mr. Thaw has been a self-employed attorney, and from 1984 to 1995, he was a partner in the law firm of Abrams & Thaw. Mr. Thaw is also a Director of Information Resource Engineering, Inc., a publicly traded company that designs, manufactures and markets computer network security systems and products, and Nastech Pharmaceutical Company, Inc., a publicly traded company engaged in the research, marketing and development of pharmaceutical products. Mr. Thaw does not render legal services to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that between October 1, 1998 and September 30, 1999 all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that reports were not timely filed with respect to the automatic option grant to directors arising under the Company's Non-employee Directors Stock Option Plan and the options grants reflected in Item 10 below.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1999, 1998 and 1997 of the Company's Chief Executive Officer, and the other most highly compensated executive officer of the Company who received annual compensation exceeding $100,000 during such periods (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                        Annual Compensation             Compensation
                               --------------------------------------   ------------
     Name and        Fiscal                            Other Annual      Restricted      All Other
Principal Position    Year     Salary    Bonus(1)     Compensation(2)   Stock Awards   Compensation(3)
------------------    ----     ------    --------     ---------------   ------------   ---------------
Jong S. Whang         1999   $ 130,200   $ 12,292           --               --            $    0
President and Chief   1998     167,147          0           --               --             3,037
Executive Officer     1997     139,615     33,994(1)        --               --             3,693

Robert T. Hass        1999      85,500          0           --               --                 0
Vice President-       1998      96,105      7,245           --               --             2,123
Finance               1997      89,838     10,771           --               --             1,935

----------
(1) On February 24, 1989, the Board of Directors approved an incentive compensation plan for Mr. Whang, which provides for an annual cash bonus equal to 2% of the annual profits of the Company before taxes and extraordinary items; plus 2% of the amount by which the revenues of the Company's semiconductor equipment business in each year exceed such revenues for the previous year. It is a condition to the payment of any bonus that Mr. Whang have been continually employed by the Company and that the Company have realized a profit after the payment of the bonus. On February 28, 1997, Mr. Whang entered into an employment contract with the Company, which contract incorporated Mr. Whang's incentive compensation plan and added additional bonus eligibility criteria. See "Employment Contracts with Executive Officers," below. Effective October 4, 1998, Mr. Whang voluntarily initiated a 20% reduction in his salary to $130,200.

(2) Other compensation to Messrs. Whang and Hass, consisting of the use of a Company car, vacation pay and other perquisites, did not exceed $50,000 or 10% of base compensation during any fiscal year covered by this table.

(3) Amounts for Mr. Whang include annual insurance premiums paid on whole-life insurance for the benefit of Mr. Whang's spouse of $225 in fiscal 1997 and Company matching contributions in the Amtech Systems, Inc. 401(k) Plan (the "Amtech 401(k) Plan") for Mr. Whang of $0, $3,037 and $3,438 in 1999, 1998
     and 1997, respectively. Amounts for Mr. Hass represent Company matching contributions in the Amtech 401(k) Plan. Effective October 4, 1998, Mr. Hass' annual salary was reduced to $85,500.

OPTION GRANTS

     The table shown below contains information on grants of stock options during the 1999 fiscal year to the Named Executive Officers.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                    Individual Grants
                           --------------------------------------             Potential Realizable Value
               Securities    % of Total                  Stock                at Assumed Annual Rates of
               Underlying      Options                  Price on               Stock Price Appreciation
                Options      Granted to      Exercise    Date of                 for Option Term(4)
                Granted      Employees        Price       Grant    Expiration  -------------------------
      Name        (#)      in Fiscal 1999   ($/Share)   ($/Share)     Date       0%       5%       10%
      ----      -------    --------------   ---------   ---------     ----     ------   ------    ------
Jong S. Whang   2,500(1)         8%          $1.50(3)     $1.50     10/01/08     -0-    $2,358    $5,977
Robert T. Hass  5,000(2)        15%          $1.13(3)     $1.13      2/26/09     -0-    $3,541    $8,973

----------
(1) All options were granted to Mr. Whang on February 26, 1999 under the applicable Stock Option Plan. The options granted become exercisable as follows: 20% on February 26, 2000, and an additional 20% on each one year anniversary thereafter. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company or a reorganization, merger or consolidation in which all or substantially all prior shareholders do not continue to own more than 60% of the outstanding shares of common stock and voting securities; (ii) the sale of all or substantially all of the assets of the Company; or (iii) the occurrence of a change in control of the Company.

(2) All options were granted to Mr. Hass on October 1, 1998 under the applicable Stock Option Plan. The options granted become exercisable as follows: 20% on October 1, 1999 and an additional 20% on each one year anniversary thereafter.

(3) The exercise price was set at 100% of closing price of the Company's Common Stock on grant day, (February 26, 1999 for options granted to Mr. Whang and October 1, 1998 for options granted to Mr. Hass), as reported on the NASDAQ SmallCap Market. The options granted to Mr. Hass were re-priced on October 14, 1998, along with all other outstanding stock options to the market price on that date, ($1.126).

(4) Reflects the value of the stock option on the date of grant assuming (i) for the 0% column, no appreciation in the Company's stock price from the date of grant over the term of the option, (ii) for the 5% column, a five percent annual rate of appreciation in the Company's stock price over the term of the option, and (iii) for the 10% column, a ten percent annual rate of appreciation in the Company's stock price over the term of the option, in each case without any discounting to present value. The actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock. Accordingly, the amounts reflected in this table may not necessarily be indicative of the actual results obtained.

OPTION EXERCISES

     There were no exercises of stock options during fiscal year 1999 by the Named Executive Officers.

BOARD REPORT ON REPRICING

     The Board believes that the Company has taken constructive steps to improve its performance and believes that hiring and retaining key employees is central to implementing these measures. In furtherance of these goals, in October 1998, the Board reduced the per share exercise price of options previously granted to Jong S. Whang and Robert T. Hass. The Board concluded that the results achieved by these executives were the basis for the repricing of options granted to them. No other provisions of these options were altered.

     In accordance with the rules of the Securities and Exchange Commission ("SEC"), this Option Repricing Report of the Board of Directors is not intended to be "filed" or "soliciting material" or subject to Regulations 14A or 14C or
Section 18 of the Securities Exchange Act 1934, as amended, or incorporated into any other filing by the Company with the SEC.

AMENDMENT OR RE-PRICING OPTIONS

     The table below setsforth information for all executive officers with respect to re-pricing of options for the 10 years preceding September 30, 1999.

                        Ten Year Option/SAR Repricings(1)

                                 Number of                                               Length of
                                 Securities    Market Price    Exercise               Original Option
                                 Underlying     of Stock at    Price of               Term Remaining
                                  Options        Time of     Stock at Time    New       at Date of
                                 Repriced or   Repricing or  or Repricing   Exercise   Repricing or
     Name               Date      Amended       Amendment    or Amendment    Price       Amendment
     ----               ----      -------       ---------     ---------      -----       ---------
Jong S. Whang      Oct. 14, 1998   103,792        $1.126         $5.00       $1.126     8 3/8 years
President and CEO
Robert T. Hass     Oct. 14, 1998     1,250        $1.126         $5.00       $1.126     8 3/8 years
VP-Finance         Oct. 14, 1998     5,000        $1.126         $1.50       $1.126        10 years

----------
(1) The number of shares and the prices per share have all been restated to give effect for the two-for-one reverse split that took effect on March 15, 1999.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

     On February 28, 1997, the Company entered into a five (5) year employment agreement with its President, Jong S. Whang. Under the terms of the agreement, Mr. Whang is entitled to an annual salary of $170,900 on October 1, 1998, with annual increases of at least 5% to be determined by the Board of Directors at the end of each year of the agreement. Effective October 4, 1998, Mr. Whang voluntarily initiated a 20% reduction in his salary to $130,200. In addition, he is entitled to receive annual incentive cash compensation of up to 50% of his base salary, to be calculated as follows: (i) a bonus equal to 2% of the annual earnings of the Company before taxes and extraordinary items, and (ii) a bonus equal to 2% of the amount by which the revenues of the Company's semiconductor equipment business in each year exceeds such revenues for the previous year. It is a condition to the payment of any cash bonus that Mr. Whang shall have been continuously employed by the Company and that the total of all cash and stock bonuses is limited to 10% of the Company's pre-tax earnings for that year. Profits are determined without taking into account the first $3,200,000 expended or invested by the Company in the development of the proposed photo-assisted CVD product, which has been suspended. In addition, Mr. Whang was granted 103,792 stock options pursuant to the agreement. These options were granted on February 28, 1997 and vest at the rate of 20% per full year of service over a five-year period. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company or a reorganization, merger or consolidation in which all or substantially all prior shareholders do not continue to own more than 60% of the then outstanding shares of Common Stock and voting securities, (ii) the sale of all or substantially all of the assets of the Company, or (iii) the occurrence of a change in control of the Company as discussed in the agreement. The agreement also contains confidentiality and non-compete provisions. If Mr. Whang is terminated other than for "cause," he is entitled to receive as severance pay salary, incentive compensation and vacation accrued through the date of termination plus the greater of his then annual salary or the balance of his compensation to the end of the term of the employment agreement computed using the latest applicable salary rate without consideration of any salary reductions. Mr. Whang is also entitled to participate in any benefit plans generally available to employees of the Company.

COMPENSATION AND OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Option Committee of the Company's Board of Directors (the "Committee), which is composed entirely of independent, outside directors, establishes the general compensation policies of the Company and specific compensation for each executive officer of the Company, and administers the Company's stock option program. The Committee's intent is to make the compensation packages of the executive officers of the Company sufficient to attract and retain persons of exceptional quality, and to provide effective incentives to motivate and reward Company executives for achieving the financial and strategic goals of the Company essential to the Company's long-term success and to growth in shareholder value. The Company's executive compensation package consists of three main components: (1) base salary, (2) incentive cash bonuses, and (3) stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of January 21, 2000, by
(i) each director and each nominee for director of the Company, (ii) certain of the Company's executive officers (the "Named Executive Officers"), and (iii) all executive officers and directors as a group. There are no persons known to the Company who beneficially own five percent (5%) or more of the Company's outstanding Common Stock. This information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

                                           Number of Shares          Percent of
      Name and Address(1)(2)             Beneficially Held(3)       Ownership(3)
      ----------------------             --------------------       ------------
Jong S. Whang                                 114,463(4)                5.3%
Robert T. Hass                                  8,250(5)                 *
Donald F. Johnston                             10,625(6)                 *
Alvin Katz                                     87,500(6)                4.1%
Bruce R. Thaw                                  21,500(6)                1.0%
Directors and Executive Officers of
 the Company as a group (5 persons)           242,338(7)               11.5%

----------
* Less than 1%.

(1) The address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2) Mr. Whang is the Company's President, CEO and a director. Mr. Hass is the Vice President-Finance, Chief Financial Officer, Treasurer, Secretary and a director. Messrs. Johnston, Katz and Thaw are presently directors.

(3) The shares and percentages shown include the shares of Common Stock actually owned as of January 17, 2000, and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of Common Stock that the identified person had the right to acquire within 60 days of January 21, 2000 upon the exercise of options or warrants are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4) Includes (i) 9,488 shares held jointly with Mr. Whang's spouse and (ii) 62,775 shares issuable upon the exercise of presently exercisable options; 62,275 shares issuable at an exercise price of $1.126 per share; the balance of 500 shares issuable at an exercise price of $1.50 per share.

(5) Includes 1,750 shares issuable upon exercise of presently exercisable options with an exercise price of $1.126 per share.

(6) Includes 10,000 shares issuable upon exercise of presently exercisable options; 9000 shares issuable at an exercise price of $1.126 per share and the balance of 1000 shares issuable at an exercise price of $1.50 per share.

(7) Includes 94,525 shares issuable upon exercise of presently exercisable options; 91,025 shares issuable at an exercise price of $1.126 per share and the balance of 3,500 shares issuable at an exercise price of $1.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company did not have any transactions during fiscal 1999 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMTECH SYSTEMS, INC.

February 28, 2000                       By /s/  Jong S. Whang
                                           -------------------------------------
                                           Jong S. Whang, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                           Date
       ---------                     -----                           ----

/s/ Jong S. Whang           Chairman of the Board, President   February 28, 2000
-------------------------   (Chief Executive Officer)
Jong S. Whang


/s/ Robert T. Hass          Vice President-Finance             February 28, 2000
-------------------------   (Chief Financial & Accounting
Robert T. Hass              Officer)


/s/ *                       Director                           February 28, 2000
-------------------------
Donald F. Johnson


/s/ *                       Director                           February 28, 2000
-------------------------
Alvan Katz


/s/ *                       Director                           February 28, 2000
-------------------------
Bruce R. Thaw


*By: /s/ Jong S. Whang                                         February 28, 2000
     ----------------------------
     Jong S. Whang