Form 10-Q
period 2000-03-31
AMTECH SYSTEMS INC
filed 2000-05-15
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:  March 31, 2000

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   131 South Clark Drive, Tempe, Arizona 85281
          (Address of principal executive offices, including Zip Code)


Registrant's telephone number, including area code: 480-967-5146

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Shares of Common Stock outstanding as of March 31, 2000: 2,110,729

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION.

  Item 1. Condensed Financial Statements

          Consolidated Balance Sheets -
              March 31, 2000 and September 30, 1999........................   3

          Consolidated Statements of Operations -
              Three and Six Months Ended March 31, 2000 and 1999...........   4

          Consolidated Statements of Stockholders' Equity-
              Three and Six Months Ended March 31, 2000 and 1999 ..........   5

          Consolidated Statements of Cash Flows -
              Three and Six Months Ended March 31, 2000 and 1999 ..........   6

          Notes to Condensed Consolidated Financial Statements ............   7


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations
          Results of Operations............................................  11
          Liquidity and Financial Condition ...............................  14
          Accounting Pronouncements Not Yet Adopted........................  14
          Year 2000 Compliance ............................................  15
          Quantitative and Qualitative Disclosures about Market Risk.......  15
          Forward-Looking Statements.......................................  17


PART II. OTHER INFORMATION.

         Item 2.  Change in Securities and Use of Proceeds.................  18

         Item 4.  Submission of Matters to a Vote of Securities Holders....  18

SIGNATURES      ...........................................................  18

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,    SEPTEMBER 30,
                                                                      2000           1999
                                                                   -----------    -----------
                                                                   (Unaudited)
                                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                        $ 1,869,031    $ 1,124,685
  Accounts receivable - net                                          3,344,076      3,208,488
  Inventories                                                        2,591,195      2,259,657
  Deferred income taxes                                                482,000        421,000
  Income taxes refundable                                                9,000         34,000
  Prepaid expenses                                                      37,111         73,914
                                                                   -----------    -----------
           Total current assets                                      8,332,413      7,121,744

 PROPERTY, PLANT AND EQUIPMENT - net                                   994,181      1,098,313

 GOODWILL AND OTHER ASSETS -  net                                      493,754        524,501
                                                                   -----------    -----------
           TOTAL ASSETS                                            $ 9,820,348    $ 8,744,558
                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                $   990,510    $   627,445
   Accrued compensation and related taxes                              645,017        458,277
   Accrued warranty expense                                            229,733        146,590
   Accrued installation expense                                        130,356        196,349
   Customer deposits                                                   457,181         83,242
   Other accrued liabilities                                            93,650        235,610
                                                                   -----------    -----------
           Total current liabilities                                 2,546,447      1,747,513
                                                                   -----------    -----------

 LONG-TERM OBLIGATIONS                                                 262,063        286,828
                                                                   -----------    -----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
   Preferred stock; no specified terms;
     100,000,000 shares authorized; none issued                             --             --
   Common stock; $0.01 par value; 100,000,000 shares authorized;
     2,110,729 (2,108,679 in 1999) shares issued and outstanding        21,107         21,087
   Additional paid-in capital                                        7,402,572      7,400,152
   Accumulated other comprehensive loss -
     Cumulative foreign currency translation adjustment               (407,880)      (309,064)
   Accumulated deficit                                                  (3,961)      (401,958)
                                                                   -----------    -----------
           Total stockholders' equity                                7,011,838      6,710,217
                                                                   -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 9,820,348    $ 8,744,558
                                                                   ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Three and Six Months Ended March 31, 2000 and 1999

                                         THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                         ----------------------------   --------------------------
                                              2000           1999           2000           1999
                                           ----------     ----------     ----------     ----------
                                           (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
Net product sales                          $4,549,100     $3,593,204     $8,411,612     $6,971,912
Cost of product sales                       2,868,232      2,443,918      5,504,150      5,038,713
                                           ----------     ----------     ----------     ----------
         Gross margin                       1,680,868      1,149,286      2,907,462      1,933,199

Selling, general and administrative         1,080,420        811,806      2,040,101      1,603,620
Research and development                      196,336         82,202        249,582        164,160
                                           ----------     ----------     ----------     ----------
        Operating profit                      404,112        255,278        617,779        165,419

Interest income, net                           12,058         10,248         21,218         20,085
                                           ----------     ----------     ----------     ----------

Income before income taxes                    416,170        265,526        638,997        185,504
Income tax provision                          149,000         98,000        241,000         71,000
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $  267,170     $  167,526     $  397,997     $  114,504
                                           ==========     ==========     ==========     ==========

EARNINGS PER SHARE:
  Basic                                    $      .13     $      .08     $      .19     $      .05
  Weighted average shares outstanding       2,109,154      2,110,510      2,108,915      2,110,429

  Diluted                                  $      .12     $      .08     $      .18     $      .05
  Weighted average shares outstanding       2,274,526      2,147,591      2,257,517      2,150,478

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                  COMMON STOCK                       ACCUMULATED
                             ---------------------     ADDITIONAL       OTHER                      TOTAL
                               NUMBER                   PAID-IN    COMPREHENSIVE   ACCUMULATED  STOCKHOLDERS'
                             OF SHARES      AMOUNT      CAPITAL     INCOME (LOSS)    DEFICIT       EQUITY
                             ---------      ------      -------     -------------    -------       ------
 BALANCE AT
  SEPTEMBER 30, 1998         2,110,303     $21,103   $ 7,406,589    $(216,338)     $(764,265)   $ 6,447,089
   Net Income                       --          --            --           --        114,504        114,504
   Translation adjustment           --          --            --      (85,955)            --        (85,955)
                                                                                                -----------
      Comprehensive income                                                                           28,549
                                                                                                -----------
   Employee stock bonus -
     net of repurchases            976          10           (10)          --             --             --
                             ---------     -------   -----------    ---------      ---------    -----------
 BALANCE AT
  MARCH 31, 1999             2,111,279      21,113     7,406,579     (302,293)      (649,761)     6,475,638
                             =========     =======   ===========    =========      =========    ===========

 BALANCE AT
  SEPTEMBER 30, 1999         2,108,679     $21,087   $ 7,400,152    $(309,064)     $(401,958)   $ 6,710,217
   Net income                       --          --            --           --        397,997        397,997
   Translation adjustment           --          --            --      (98,816)            --        (98,816)
                                                                                                -----------
      Comprehensive income                                                                          299,181
                                                                                                -----------

 Stock Options Exercised         2,050          20         2,420           --             --          2,440
                             ---------     -------   -----------    ---------      ---------    -----------
 BALANCE AT
 MARCH 31, 2000              2,110,729      21,107     7,402,572     (407,880)        (3,961)   $ 7,011,838
                             =========     =======   ===========    =========      =========    ===========

 BALANCE AT
  DECEMBER 31, 1998          2,110,366     $21,104   $ 7,406,588    $(215,378)     $(817,287)   $ 6,395,027
   Net income                       --          --            --           --        167,526        167,526
   Translation adjustment           --          --            --      (86,915)            --        (86,915)
                                                                                                -----------
      Comprehensive income                                                                           80,611
                                                                                                -----------
   Employee stock bonus -
     net of repurchases            913           9            (9)          --             --             --
                             ---------     -------   -----------    ---------      ---------    -----------
 BALANCE AT
 MARCH 31, 1999              2,111,279      21,113     7,406,579     (302,293)      (649,761)     6,475,638
                             =========     =======   ===========    =========      =========    ===========

 BALANCE AT
  DECEMBER 31, 1999          2,108,679     $21,087   $ 7,400,152    $(360,518)     $(271,131)   $ 6,789,590
   Net income                       --          --            --           --        267,170        267,170
   Translation adjustment           --          --            --      (47,362)            --        (47,362)
                                                                                                -----------
      Comprehensive income          --          --            --           --             --        219,808
                                                                                                -----------

 Stock Options Exercised         2,050          20         2,420           --             --          2,440
                             ---------     -------   -----------    ---------      ---------    -----------
 BALANCE AT
 MARCH 31, 2000              2,110,729     $21,107   $ 7,402,572    $(407,880)     $  (3,961)   $ 7,011,838
                             =========     =======   ===========    =========      =========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                            SIX MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                               2000            1999
                                                            -----------     -----------
                                                            (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
   Net income                                               $   397,997      $   114,504
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                            148,427          156,984
       Inventory and accounts receivable write-offs              46,876           49,336
       Loss on disposals of long-lived assets                       432               --
       Deferred income taxes                                    (61,000)          21,000
   (Increase) decrease in:
       Accounts receivable                                     (249,067)        (675,244)
       Inventories, prepaid expenses and other assets          (412,669)        (125,641)
    Increase (decrease) in:
       Accounts payable                                         382,859         (347,776)
       Accrued liabilities and customer deposits                501,359          433,045
       Income taxes payable                                      21,366          301,309
                                                            -----------      -----------
    Net Cash Provided By (Used In) Operating Activities         776,580          (72,483)
                                                            -----------      -----------

 INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                   (67,778)        (143,275)
                                                            -----------      -----------
    Net Cash Used In Investing Activities                       (67,778)        (143,275)
                                                            -----------      -----------

 FINANCING ACTIVITIES:
   Proceeds from stock options exercised                          2,440               --
   Payments on mortgage loan                                     (5,569)          (5,901)
                                                            -----------      -----------
    Net Cash Used In Financing Activities                        (3,129)          (5,901)
                                                            -----------      -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                         38,673           28,579
                                                            -----------      -----------

 CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                      744,346         (193,080)
   Beginning of year                                          1,124,685        1,351,542
                                                            -----------      -----------
 END OF YEAR CASH AND CASH EQUIVALENTS                      $ 1,869,031      $ 1,158,462
                                                            ===========      ===========

 SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                              $     6,148      $     5,806
      Income taxes paid  (refunded)                             280,000         (209,000)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2000


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

     The consolidated results of operations for the three and six months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   REVENUE RECOGNITION

     Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment, which usually precedes final customer acceptance, provided that final customer acceptance and collection of the related receivable is probable. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose that led the customer to request us not to ship the product, the product is complete, ready for shipment and is segregated from existing inventory and there are no material contingencies. As of March 31, 2000, the Company had recognized $161,000 of revenue for a furnace system for which shipment had not occurred. The Company met the revenue recognition criteria described above.

3.   INVENTORIES

     The components of inventories are as follows:

                                              MARCH 31,         SEPTEMBER 30,
                                                 2000               1999
                                              ----------         ----------
     Purchased parts and
      raw material                            $1,250,963         $1,237,348
     Work-in-process                             922,831            605,769
     Finished goods                              417,401            416,540
                                              ----------         ----------
     Totals                                   $2,591,195         $2,259,657
                                              ==========         ==========

4.   EARNINGS PER SHARE

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       MARCH 31,                 MARCH 31,
                               -----------------------   -----------------------
                                  2000         1999         2000        1999
                               ----------   ----------   ----------   ----------
    Net income                 $  267,170   $  167,526   $  397,997   $  114,504

    Weighted average
    Shares outstanding:
     Common shares              2,109,154    2,110,510    2,108,915    2,110,429
     Common equivalents
       issuable upon exercise
       of warrants and stock
       options(1)(2)              165,372       37,081      148,602       40,049
                               ----------   ----------   ----------   ----------
                                2,274,526    2,147,591    2,257,517    2,150,478
                               ==========   ==========   ==========   ==========
    Earnings Per Share:
     Basic                     $      .13   $      .08   $      .19   $      .05
                               ==========   ==========   ==========   ==========

     Diluted                   $      .12   $      .08   $      .18   $      .05
                               ==========   ==========   ==========   ==========

----------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 84,000 and 1,501,500 shares had an exercise price greater than the average market price during the three and six months ended March 31, 2000 and 1999, respectively and therefore did not enter into the calculation. On December 15, 1999 and January 14, 2000, warrants on 210,000 shares and 1,207,500 shares, respectively, expired.

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

     In December, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 is effective for the Company's first fiscal quarter ending on December 31, 2000. Based upon the prevailing interpretations of SAB No. 101, the Company will be required to recognize sales of its semiconductor production systems based upon installation and customer acceptance, rather than its current practice of recognizing such revenue upon transfer of title, generally upon shipment. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, it will report a significant cumulative charge related to a change in an accounting principle on October 1, 2000. At the current time, it is not possible to determine the effect this change will have on the financial position or results of operations of the Company. This item will appear as a non-operating item in the Company's statement of operations. However, management believes the effects on liquidity and cash flow will not be material. The Company is also considering potential changes to its standard contracts for equipment sales that may mitigate the impact of SAB No. 101.

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

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                              -----------------------     -----------------------
                                                 2000         1999           2000         1999
                                              ----------   ----------     ----------   ----------
Revenues
 Semiconductor production equipment           $2,540,822   $2,232,226     $4,706,296   $4,642,882

 Polishing supplies and equipment              2,008,278    1,360,978      3,705,316    2,329,030
                                              ----------   ----------     ----------   ----------
                                              $4,549,100   $3,593,204     $ 8,411,612 $ 6,971,912
                                              ==========   ==========     ==========   ==========

Operating Profit
 Semiconductor production
   equipment - see notes (1) and (2)          $  119,753   $  197,177     $  184,929   $  159,762

 Polishing supplies and equipment                284,359       58,101        432,850        5,657
                                              ----------   ----------     ----------   ----------
Total Operating Profit                           404,112      255,278        617,779      165,419
 Interest income - net                            12,058       10,248         21,218       20,085
                                              ----------   ----------     ----------   ----------
Income before income taxes                    $  416,170   $  265,526     $  638,997   $  185,504
                                              ==========   ==========     ==========   ==========

----------
(1) Includes the Company's share of the research and development on the new technology asher in the amount of $131,000 and $34,000 for the quarters ended March 31, 2000 and 1999, respectively, and $169,000 and $71,000 incurred during the six month periods ended March 31, 2000 and 1999, respectively.

(2) The semiconductor production equipment segment also includes $110,000 and $119,000 of corporate expenses in excess of allocations in the quarter and six month period ended March 31, 2000, respectively, compared to corporate allocations in excess of corporate expenses of $6,000 and $25,000 in the quarter and six month period ended March 31, 1999, respectively.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The  following  table  sets  forth  certain   operational  data  as  a
percentage of net revenue for the periods indicated:

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       MARCH 31,                 MARCH 31,
                                  -------------------       -------------------
                                   2000         1999         2000         1999
                                  ------       ------       ------       ------
Net revenue                        100.0%       100.0%       100.0%       100.0%
Cost of product sales               63.1         68.0         65.4         72.3
                                  ------       ------       ------       ------
     Gross margin                   36.9         32.0         34.6         27.7

Selling, general and
 administrative expenses            23.7         22.6         24.3         22.9
Research and development             4.3          2.3          3.0          2.4
                                  ------       ------       ------       ------
     Operating profit                8.9%         7.1%         7.3%         2.4%
                                  ======       ======       ======       ======

          NET REVENUE. The Company's net revenue for the three months ended March 31, 2000 was $4,549,000, an increase of $956,000, or 27%, compared to net revenue of $3,593,000 for the second quarter of the previous fiscal year. Polishing supplies and equipment segment revenue grew by $647,000, or 48% to $2,008,000 compared to $1,361,000 for the second quarter of fiscal 1999. A significant increase in sales volume, particularly in polishing equipment and related parts, and the raising sales prices to their pre-Asian financial crises levels contributed to the increased revenue of this segment. Revenues of the semiconductor production equipment and related services segment increased $309,000, or 14% to $2,541,000 in the second quarter of fiscal 2000 from $2,232,000 in the same quarter of 1999. The increase in the semiconductor production equipment segment revenue was achieved through an 82% increase in the volume of IBAL Automation sales, approximately one-half of which was offset by the decline in the sales of diffusion furnaces. The revenue for the second quarter of fiscal 2000 was $687,000, or 18%, higher than during the first fiscal quarter as the revenue of both segments increased.

          Consolidated revenue for the first six months of fiscal 2000 was $8,412,000, an increase of $1,440,000, or 21%, compared to $6,972,000 in the previous fiscal year. The increase in revenue for the six months ended March 31, 2000, was due almost entirely to the higher sales volume and price increases in the polishing supplies and equipment segment. Within the semiconductor production equipment and related services a $1,122,000, or 94%, increase in sales of IBAL Automation and Atmoscan(R) processing equipment was almost entirely offset by the decline in the sales of diffusion furnaces. In the third quarter of fiscal 1999, the global semiconductor equipment industry began to recover as a result of increased sales and profitability of semiconductor manufacturers. This upturn in the industry was a significant factor contributing to the increase in sales volume during the quarter and six months ended March 31, 2000.

          GROSS MARGIN. The Company's gross margin increased by approximately $532,000, or 46%, to $1,681,000, for the three months ended March 31, 2000, from $1,149,000 during the comparable period of the previous fiscal year. Approximately two-thirds of that increase resulted from an increase in revenue discussed above. Gross margin as a percentage of sales increased to 37% from 32% in the prior year and accounted for approximately one-third of the increase in gross margin. The improvement in gross margin as a percentage of revenue is due primarily to increased labor efficiencies.

          For the six months ended March 31, 2000, gross margin increased by $974,000, or 50%, to $2,907,000 from $1,933,000 in the comparable period of fiscal 1999. The polishing supplies and equipment segment accounted for $580,000 , or 60% of the increase in consolidated gross margin in the first six months of fiscal 2000 due to the increase in sales volume discussed above. Despite the relatively insignificant increase in semiconductor production equipment segment revenue, gross margin from that segment increased $394,000, or 29%, due to a more favorable product mix resulting from the increase in sales of IBAL Automation products and from improved margins on diffusion furnaces. Gross margin as a percentage of sales was 35% for the first six months of fiscal 2000, an improvement of seven percentage points, compared to 28% for the first six months of fiscal 1999. The increase in the gross margin percentage primarily resulted from the improved product mix and increased labor efficiencies.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 2000 increased by $268,000, or 33%, to $1,080,000, compared to $812,000 incurred in the second quarter of fiscal 1999. Commissions, royalties and incentive compensation, which vary with changes in sales volume or profitability accounted for $104,000 of those increases. Other selling expenses, primarily personnel and advertising costs related to the IBAL Automation product line, increased $120,000.

          For the first half of fiscal 2000, selling, general and administrative expenses increased by $436,000, or 27%, to $2,040,000, compared to $1,604,000 incurred in the first six months of fiscal 1999. Higher commissions, royalties and incentive compensation, which vary with changes in sales volume or profitability, accounted for $222,000, or 51%, of the total increase. Other selling expenses, primarily personnel and advertising, increased $128,000. Commissions also increased as a percentage of sales due to the higher volume of sales derived from territories where the Company utilizes outside sales representatives.

          RESEARCH AND DEVELOPMENT. Research and development costs increased by $114,000, to $196,000, during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, due to development work on a new technology asher, which, if successful, will be a new class of products within the semiconductor production equipment segment. As announced in November 1999, the Company is actively engaged in the joint development of a new technology asher. The Company's share of expenses associated with the asher development accounted for $97,000 of the increase in total research and development.

          For the six months ended March 31, 2000, research and development costs increased by $86,000, to $250,000 compared to $164,000 during the comparable quarter of fiscal 1999. The increase was related to the asher development project discussed above.

          OPERATING PROFIT. Operating profit for the second quarter of fiscal 2000 increased by $149,000, or 58%, to $404,000, compared to an operating profit of $255,000 in the same period of fiscal 1999. The increase in operating profit is primarily attributable to the 27% increase in consolidated revenue. Operating profit for the polishing supplies and equipment segment increased by $226,000 to $284,000, compared to $58,000 in the second quarter of fiscal 1999, as a result of the 48% increase in sales volume. In the semiconductor production equipment segment, operating profit was $120,000, a decrease of $77,000. The decline in the second quarter operating profit of the semiconductor equipment segment is due to the $97,000 increase in research and development costs associated with the asher development, discussed above, and the $116,000 increase in the unallocated portion of corporate expenses. Excluding the research and development costs of the new asher product line and the increase in unallocated corporate expenses, the operating profit the semiconductor production equipment segment was $361,000 for the second quarter of the current fiscal year, compared to $225,000 in the comparable period of last fiscal year.

          For the six months ended March 31, 2000, operating profit increased $453,000, or 273%, to $618,000 from $165,000 in fiscal 1999. The increase in the operating profit is primarily attributable to the polishing supplies and equipment segment, which achieved a 59% increase in sales volume. The operating profit of the semiconductor production equipment segment for the first half of fiscal 2000 increased by $25,000 or 16% on a revenue increase of $63,000. Excluding the research and development costs of the new asher product line and the increase in unallocated corporate expenses, the operating profit for the semiconductor production equipment segment was $472,000 for the first six months of the current fiscal year, compared to $206,000 in comparable period of last fiscal year.

          NET INCOME. Net income includes operating profit, discussed above, net interest income and the provision for income taxes. During the second quarter of fiscal 2000, net interest income was $12,000, or $2,000 higher than the $10,000 of net interest income for the corresponding quarter of fiscal 1999. As a result of the above factors, income before income taxes for the second quarter of fiscal 2000 was $416,000, a increase of 57%, compared to $266,000 in the second quarter of fiscal 1999.

          Interest income for the six months ended March 31, 2000 was $21,000, or $1,000 higher than the same period in fiscal 1999. Income before income taxes for the first six months of fiscal 2000 increased by $453,000, or 244%, to $639,000 in fiscal 2000 as compared to $186,000 for the first six months of fiscal 1999.

          Income tax expense of $149,000, recorded at an effective tax rate of 36%, resulted in net income for the second quarter of fiscal 2000 of $267,000, or $.12 per diluted share. During the second quarter of fiscal 1999, the Company recorded income tax expense of $98,000, reflecting a 37% effective tax rate, resulting in net income of $168,000, or $.08 per share.

          For the six months ended March 31, 2000, the Company recorded income tax expense of $241,000, an effective rate of 38%, compared to $71,000, an effective rate of 38%, for the comparable period in fiscal 1999. The resulting net income for the first half of fiscal 2000 was $398,000, or $.18 per diluted share, an increase of 248% compared to the $115,000 of net income, or $.05 per share, earnings in the first half of the previous year.

          BACKLOG. At March 31, 2000, the order backlog was $4,444,000, a slight increase of less than 1% from the $4,433,000 backlog at March 31, 1999. The backlog as of March 31, 2000 was approximately $294,000 higher than at December 31, 1999, an increase of 7%, and approximately $685,000 higher than at the end of fiscal 1999, an increase of 18%. In addition, the backlog as of March 31, 2000 has a product mix with an expected higher gross margin than the backlog of one year earlier. Orders are generally shipped within three to six months of receipt. Accordingly, the order backlog may not be a valid measure of revenue or earnings for a future period.

LIQUIDITY AND FINANCIAL CONDITION

          At March 31, 2000, the Company had $1,869,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,125,000 at September 30, 1999, an increase of approximately $744,000. The increase in liquidity corresponds to the $777,000 net cash provided by operating activities as reflected in the condensed consolidated statements of cash flow for the six months ended March 31, 2000. The Company continues to believe that there is sufficient liquidity for existing operations.

          At March 31, 2000, working capital was $5,786,000, up $412,000 from $5,374,000, at September 30, 1999. While the Company's current ratio declined to 3.3:1 at the end of the second quarter of fiscal 2000 from 4.1:1 at the beginning of the year, the Company believes that its current ratio continues to indicate a strong financial condition. At the end of the second quarter of fiscal 2000, cash and cash equivalents comprised 19% of total assets and stockholders' equity accounted for 71% of total capitalization. The Company believes that it continues to posses the financial strength necessary to achieve continued growth.

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

         In December, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 is effective for the Company's first fiscal quarter ending on December 31, 2000. Based upon the prevailing interpretations of SAB No. 101, the Company will be required to recognize sales of its semiconductor production systems based upon installation and customer acceptance, rather than its current practice of recognizing such revenue upon transfer of title, generally upon shipment. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, it will report a significant cumulative charge related to a change in an accounting principle on October 1, 2000. At the current time, it is not possible to determine the effect this change will have on the financial position or results of operations of the Company. This item will appear as a non-operating item in the Company's statement of operations. However, management believes the effects on liquidity and cash flow will not be material. The Company is also considering potential changes to its standard contracts for equipment sales that may mitigate the impact of SAB No. 101.

YEAR 2000 COMPLIANCE

         Certain computer systems and software products are coded to accept two digit entries in the date code field. Date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, many companies may need to upgrade their computer systems and software to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, may be affected by the Year 2000 issue.

         As of the date of this report, the Company has not experienced any significant Year 2000 problems with the hardware and software components of its systems and products. While there can be no assurance, the company does not anticipate that the resolution of Year 2000 problems will require it to devote any material amount of resources.

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

         Based upon its fiscal 1999 information, the Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies, the United States dollar and The Netherlands guilder, or currencies that have fixed exchange rates with The Netherlands guilder. As of March 31, 2000, the Company did not hold any derivative securities. The Company incurred net foreign currency transaction losses of $14,000 and $45,000 in the first six months of fiscal 2000 and 1999, respectively. As of March 31, 1999, a 10% change in the foreign currency rates would not have a material impact on the Company's financial condition. However, the Company's investment in and advances to its Netherlands' operation, which total $1,458,000, are recorded in The Netherland guilder, the currency used to purchase those net assets, and then translated to United States dollars, the reporting currency, at the end of each accounting period. As a result, the significant decline in the value of The Netherlands guilder relative to the United States dollar caused a negative foreign currency translation adjustment during the first six months of fiscal 2000 of $99,000. This adjustment is a component of comprehensive income and recorded as a direct adjustment to stockholders' equity.

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

         Based upon fiscal 1999 information, the Company estimates that its polishing supplies and equipment segment makes annual purchases of approximately $650,000 through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly effected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the

United States dollar would affect the cost of this segment's purchases by approximately $65,000.

         The Company is also exposed to interest rate risk on its fixed debt obligations. At March 31, 2000, fixed rate debt obligations totaled $171,000 with a fixed interest rate of 6.95% through June 2001. Due to the relatively insignificant principal balance of outstanding debt, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES.

          On December 15, 1999, non-public warrants for the purchase of 210,000 shares expired. On December 15, 1999, the Board of Directors of the Company elected to extend the expiration date of the 1,207,500 redeemable public warrants from December 15, 1999 to January 14, 2000, thereby providing the warrant-holders additional time to exercise these warrants. Such public warrants expired on January 14, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On February 25, 2000, the Company held its annual meeting of shareholders at which 1,835,932, or 87% of the 2,108,679 shares outstanding were represented by proxy or in person. The following persons where elected to the board of directors with shares voted as follows:

ELECTION OF DIRECTORS                            FOR           WITHHELD
---------------------                            ---           --------

Jong S. Whang                                 1,831,600         4,332
Robert T. Hass                                1,831,626         4,306
Donald F. Johnston                            1,830,613         5,319
Alvin Katz                                    1,828,078         7,854
Bruce R. Thaw                                 1,831,639         4,293

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          AMTECH SYSTEMS, INC.


          By /s/ Robert T. Hass                              Dated: May 15, 2000
             --------------------------------------------
             Robert T. Hass, Vice-President-Finance and
             (Chief Financial and Accounting Officer)