Form 10-Q
period 2000-06-30
AMTECH SYSTEMS INC
filed 2000-08-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                         Commission File Number: 0-11412


                              AMTECH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               Arizona                                           86-0411215
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 131 South Clark Drive, Tempe, Arizona                             85281
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 480-967-5146

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Shares of Common Stock outstanding as of June 30, 2000: 2,163,808

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
PART I. FINANCIAL INFORMATION.

  Item 1. Condensed Financial Statements

    Consolidated Balance Sheets -
      June 30, 2000 and September 30, 1999..................................   3

    Consolidated Statements of Operations -
      Three and Nine Months Ended June 30, 2000 and 1999....................   4

    Consolidated Statements of Stockholders' Equity-
      Three and Nine Months Ended June 30, 2000 and 1999....................   5

    Consolidated Statements of Cash Flows -
      Nine Months Ended June 30, 2000 and 1999..............................   6

    Notes to Condensed Consolidated Financial Statements....................   7


  Item 2. Management's Discussion and Analysis of Financial

    Condition and Results of Operations
      Results of Operations.................................................  11
    Liquidity and Financial Condition ......................................  14
    Accounting Pronouncements Not Yet Adopted...............................  14
    Year 2000 Compliance ...................................................  15
    Quantitative and Qualitative Disclosures about Market Risk..............  15
    Forward-Looking Statements..............................................  17

PART II. OTHER INFORMATION.

  Item 2. Change in Securities .............................................  18

  Item 4. Submission of Matters to a Vote of Securities Holders.............  18


SIGNATURES..................................................................  18

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     September 30,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)
                                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                         $ 2,226,817     $ 1,124,685
  Accounts receivable - net                           3,064,462       3,208,488
  Inventories                                         2,616,991       2,259,657
  Deferred income taxes                                 508,000         421,000
  Income taxes refundable                                    --          34,000
  Prepaid expenses                                       24,765          73,914
                                                    -----------     -----------
     Total current assets                             8,441,035       7,121,744

 PROPERTY, PLANT AND EQUIPMENT - net                  1,018,622       1,098,313

 GOODWILL AND OTHER ASSETS -  net                       504,862         524,501
                                                    -----------     -----------
     TOTAL ASSETS                                   $ 9,964,519     $ 8,744,558
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                 $   803,526     $   627,445
   Accrued compensation and related taxes               629,576         458,277
   Accrued warranty expense                             194,509         146,590
   Accrued installation expense                         167,115         196,349
   Customer deposits                                    271,360          83,242
   Income taxes payable                                 204,000              --
   Other accrued liabilities                            128,846         235,610
                                                    -----------     -----------
     Total current liabilities                        2,398,932       1,747,513
                                                    -----------     -----------

 LONG-TERM OBLIGATIONS                                  259,984         286,828
                                                    -----------     -----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
   Preferred stock; no specified terms;
     100,000,000 shares authorized; none issued              --              --
   Common stock; $0.01 par value; 100,000,000
     shares authorized; 2,163,808 (2,108,679
     in 1999) shares issued and outstanding              21,638          21,087
   Additional paid-in capital                         7,402,043       7,400,152
   Accumulated other comprehensive loss -
     Cumulative foreign currency translation
     adjustment                                        (406,612)       (309,064)
   Retained Earnings                                    288,534        (401,958)
                                                    -----------     -----------
     Total stockholders' equity                       7,305,603       6,710,217
                                                    -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 9,964,519     $ 8,744,558
                                                    ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Three and Nine Months Ended June 30, 2000 and 1999

                                        Three Months Ended June 30,  Nine Months Ended June 30,
                                        ---------------------------  --------------------------
                                            2000          1999           2000           1999
                                         ----------    ----------    -----------    -----------
                                        (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

Net product sales                        $4,693,430    $3,403,801    $13,105,042    $10,375,713
Cost of product sales                     3,020,817     2,448,938      8,524,967      7,487,651
                                         ----------    ----------    -----------    -----------
  Gross margin                            1,672,613       954,863      4,580,075      2,888,062

Selling, general and administrative       1,144,149       884,902      3,184,250      2,488,522
Research and development                     84,107        23,084        333,689        187,244
                                         ----------    ----------    -----------    -----------
  Operating profit                          444,357        46,877      1,062,136        212,296

Interest income, net                         21,138        12,121         42,356         32,206
                                         ----------    ----------    -----------    -----------

Income before income taxes                  465,495        58,998      1,104,492        244,502
Income tax provision                        173,000        31,000        414,000        102,000
                                         ----------    ----------    -----------    -----------

NET INCOME                               $  292,495    $   27,998    $   690,492    $   142,502
                                         ==========    ==========    ===========    ===========
EARNINGS PER SHARE:
  Basic                                  $      .14    $      .01    $       .32    $       .07
  Weighted average shares outstanding     2,163,808     2,109,736      2,131,992      2,110,198

  Diluted                                $      .13    $      .01    $       .31    $       .07
  Weighted average shares outstanding     2,269,558     2,204,528      2,237,236      2,173,504

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Three and Nine Months Ended June 30, 2000 and 1999

                                  Common Stock                          Accumulated
                              ---------------------       Additional       Other                        Total
                               Number                      Paid-in     Comprehensive    Retained     Stockholders'
                              of Shares      Amount        Capital     Income (Loss)    Earnings        Equity
                              ---------      ------        -------     -------------    --------        ------
BALANCE AT
 SEPTEMBER 30, 1998           2,110,303     $ 21,103     $ 7,406,589     $(216,338)    $(764,265)    $ 6,447,089
  Net Income                         --           --              --            --       142,502         142,502
  Translation adjustment             --           --              --      (132,889)           --        (132,889)
                                                                                                     -----------
    Comprehensive income                                                                                   9,613
                                                                                                     -----------
  Repurchases of Stock
    and other items              (1,624)         (16)         (6,437)           --            --          (6,453)
                             ----------     --------     -----------     ---------     ---------     -----------
BALANCE AT
 JUNE 30, 1999                2,108,679     $ 21,087     $ 7,400,152     $(349,227)    $(621,763)    $ 6,450,249
                             ==========     ========     ===========     =========     =========     ===========
BALANCE AT
 SEPTEMBER 30, 1999           2,108,679     $ 21,087     $ 7,400,152     $(309,064)    $(401,958)    $ 6,710,217
  Net income                         --           --              --            --       690,492         690,492
  Translation adjustment             --           --              --       (97,548)           --         (97,548)
                                                                                                     -----------
    Comprehensive income                                                                                 592,944
                                                                                                     -----------

  Stock Options Exercised        55,129          551           1,891            --            --           2,442
                             ----------     --------     -----------     ---------     ---------     -----------
BALANCE AT
 JUNE 30, 2000                2,163,808     $ 21,638     $ 7,402,043     $(406,612)    $ 288,534     $ 7,305,603
                             ==========     ========     ===========     =========     =========     ===========
BALANCE AT
 MARCH 31, 1999               2,111,279     $ 21,113     $ 7,406,579     $(302,293)    $(649,761)    $ 6,475,638
  Net income                         --           --              --            --        27,998          27,998
  Translation adjustment             --           --              --       (46,934)           --         (46,934)
                                                                                                     -----------
    Comprehensive loss                                                                                   (18,936)
                                                                                                     -----------
  Employee stock bonus -
    net of repurchases           (2,600)         (26)         (6,427)           --            --          (6,453)
                             ----------     --------     -----------     ---------     ---------     -----------
BALANCE AT
 JUNE 30, 1999                2,108,679     $ 21,087     $ 7,400,152     $(349,227)    $(621,763)    $ 6,450,249
                             ==========     ========     ===========     =========     =========     ===========
BALANCE AT
  MARCH 31, 2000              2,110,729     $ 21,107     $ 7,402,572     $(407,880)    $  (3,961)    $ 7,011,838
   Net income                        --           --              --            --       292,495         292,495
   Translation adjustment            --           --              --         1,268            --           1,268
                                                                                                     -----------
    Comprehensive income             --           --              --            --            --         293,763
                                                                                                     -----------

  Stock Options Exercised        53,079          531            (529)           --            --               2
                             ----------     --------     -----------     ---------     ---------     -----------
BALANCE AT
 JUNE 30, 2000                2,163,808     $ 21,638     $ 7,402,043     $(406,612)    $ 288,534     $ 7,305,603
                             ==========     ========     ===========     =========     =========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2000 and 1999

                                                          Nine Months Ended June 30,
                                                          ---------------------------
                                                              2000            1999
                                                          -----------     -----------
                                                          (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
  Net income                                              $   690,492     $   142,502
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                           219,432         241,545
      Provision for inventory and accounts
        receivable write-offs                                  20,266          69,239
      Loss on disposals of long-lived assets                      432              --
      Deferred income taxes                                   (87,000)        159,000
  (Increase) decrease in:
      Accounts receivable                                      28,893          90,164
      Inventories, prepaid expenses and other assets         (416,763)       (512,816)
  Increase (decrease) in:
      Accounts payable                                        192,931        (251,136)
      Accrued liabilities and customer deposits               322,742        (349,750)
      Income taxes payable                                    235,355          39,598
                                                          -----------     -----------
   Net Cash Provided By (Used In) Operating Activities      1,206,780        (371,654)
                                                          -----------     -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (148,205)       (154,311)
                                                          -----------     -----------
   Net Cash Used In Investing Activities                     (148,205)       (154,311)
                                                          -----------     -----------
FINANCING ACTIVITIES:
  Proceeds from stock options exercised                         2,442              --
  Stock Repurchases                                                --          (6,453)
  Payments on mortgage loan                                    (8,128)         (9,184)
                                                          -----------     -----------
   Net Cash Used In Financing Activities                       (5,686)        (15,637)
                                                          -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        49,243          80,789
                                                          -----------     -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                   1,102,132        (460,813)
  Beginning of year                                         1,124,685       1,351,542
                                                          -----------     -----------
END OF YEAR CASH AND CASH EQUIVALENTS                     $ 2,226,817     $   890,729
                                                          ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                             $     9,562     $    11,425
     Income taxes paid  (refunded)                            263,000         (53,000)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2000

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

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which are incorporated herein by reference.

     The consolidated results of operations for the three and nine months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2. REVENUE RECOGNITION

     Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment, which usually precedes final customer acceptance, provided that final customer acceptance and collection of the related receivable is probable. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose that led the customer to request delayed shipment of the product, the product is complete, ready for shipment and is segregated from existing inventory and there are no material contingencies.

3. INVENTORIES

     The components of inventories are as follows:

                                                 June 30,          September 30,
                                                   2000                1999
                                                ----------          ----------
     Purchased parts and
      raw material                              $1,359,162          $1,237,348
     Work-in-process                               873,303             605,769
     Finished goods                                384,526             416,540
                                                ----------          ----------
     Totals                                     $2,616,991          $2,259,657
                                                ==========          ==========

4. EARNINGS PER SHARE

                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                               -----------------------   -----------------------

                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
Net income                     $  292,495   $   27,998   $  690,492   $  142,502

Weighted average
Shares outstanding:
 Common shares                  2,163,808    2,109,736    2,131,992    2,110,198
 Common equivalents
   issuable upon
   exercise of warrants
   and stock options(1)           105,750       94,792      105,244       63,306
                               ----------   ----------   ----------   ----------
                                2,269,558    2,204,528    2,237,236    2,173,504
                               ==========   ==========   ==========   ==========

Earnings Per Share: Share:
 Basic                         $      .14   $      .01   $      .32   $      .07
                               ==========   ==========   ==========   ==========

 Diluted                       $      .13   $      .01   $      .31   $      .07
                               ==========   ==========   ==========   ==========

----------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants to purchase 84,000 and 1,492,500 shares had an exercise price greater than the average market price during the three and nine months ended June 30, 2000 and 1999, respectively, and therefore did not enter into the calculation. On December 15, 1999 and January 14, 2000, warrants to purchase 210,000 shares and 1,207,500 shares, respectively, expired.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides the SEC staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

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

                                             Three Months Ended             Nine Months Ended
                                                  June 30,                       June 30,
                                         --------------------------     --------------------------
                                            2000           1999            2000           1999
                                         ----------    ------------     -----------    -----------
    Revenues:
 Semiconductor production equipment      $2,587,020    $  1,880,516     $ 7,293,316    $ 6,523,398
 Polishing supplies and equipment         2,106,410       1,523,285       5,811,726      3,852,315
                                         ----------    ------------     -----------    -----------
                                         $4,693,430    $  3,403,801     $13,105,042    $10,375,713
                                         ==========    ============     ===========    ===========
Operating profit (loss):
 Semiconductor production equipment -
   see notes (1) and (2)                 $  216,015    $    (42,640)    $   400,944    $   117,122
 Polishing supplies and equipment           228,342          89,517         661,192         95,174
                                         ----------    ------------     -----------    -----------
        Total operating profit              444,357          46,877       1,062,136        212,296
        Interest income - net                21,138          12,121          42,356         32,206
                                         ----------    ------------     -----------    -----------
        Income before income taxes       $  465,495    $     58,998     $ 1,104,492    $   244,502
                                         ==========    ============     ===========    ===========

----------
(1)  Includes  the  Company's  share of the research  and  development  on a new technology asher in the amount of $56,000 and $34,000 for the quarters ended June 30, 2000 and 1999, respectively, and $224,000 and $106,000 incurred during the nine month periods ended June 30, 2000 and 1999, respectively.

(2) The semiconductor production equipment segment also includes $71,000 and $190,000 of corporate expenses in excess of allocations in the quarter and nine month period ended June 30, 2000, respectively, compared to corporate expenses in excess of allocations of $13,000 in the quarter ended June 30, 1999 and corporate allocations in excess of corporate expenses of $12,000 in the nine month period ended June 30, 1999.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                      Three Months Ended      Nine Months Ended
                                           June 30,                June 30
                                      -----------------       -----------------
                                       2000        1999        2000        1999
                                      -----       -----       -----       -----
Net revenue                           100.0%      100.0%      100.0%      100.0%
Cost of product sales                  64.4        71.9        65.1        72.2
                                      -----       -----       -----       -----
     Gross margin                      35.6        28.1        34.9        27.8

Selling, general and
  administrative expenses              24.3        26.0        24.3        24.0
Research and development                1.8          .7         2.5         1.8
                                      -----       -----       -----       -----
     Operating profit                   9.5%        1.4%        8.1%        2.0%
                                      =====       =====       =====       =====

     NET REVENUE. The Company's net revenue for the three months ended June 30, 2000 was $4,693,000, an increase of $1,289,000, or 38%, compared to net revenue of $3,404,000 for the third quarter of the previous fiscal year. Sales in both segments, the polishing supplies and equipment segment and the semiconductor production equipment segment, increased by 38%, primarily due to the continued strong performance of the semiconductor industry, which the Company serves. The increase in the semiconductor production equipment segment revenue was achieved through a 214% increase in the volume of IBAL Automation and Atmoscan systems, which was partially offset by a 24% decline in the sales of diffusion furnaces. Sales for the quarter were only slightly greater than in the immediately preceding quarter, partially due to delays in shipping one system order. However, the value of the orders booked during the quarter were three (3) times the amount of the orders shipped. This includes two large orders, one for five
(5) fully automated diffusion furnaces and the other for eleven (11) diffusion furnace systems, that are to be shipped over the next twelve months. Because of the recent increase in orders, the Company expects to achieve significantly higher revenue over the next several quarters. See backlog and trends for further information on these matters.

     Consolidated revenue for the first nine months of fiscal 2000 was $13,105,000, an increase of $2,729,000, or 26%, compared to $10,376,000 in the previous fiscal year. The increase in revenue for the nine months ended June 30, 2000, was due primarily to increased capital spending by the semiconductor industry. The polishing supplies and equipment segment sales increased by 51%, with the increase in equipment sales outpacing that of consumables. The semiconductor production equipment segment sales increased by 12%. A 128% increase in sales of IBAL Automation and Atmoscan(R) processing equipment was partially offset by a 30% decline in the sales of diffusion furnaces. In the third quarter of fiscal 1999, the global semiconductor equipment industry began to recover as a result of increased sales and profitability of semiconductor manufacturers. This upturn in the industry was a significant factor contributing to the increase in sales volume of the Company's capital equipment and consumable parts during the quarter and nine months ended June 30, 2000.

     GROSS MARGIN. The Company's gross margin increased by approximately $718,000, or 75%, to $1,673,000 for the three months ended June 30, 2000, from $955,000 during the comparable period of the previous fiscal year. The majority of that increase resulted from the increase in revenue discussed above. Gross margin as a percentage of sales increased to 36% from 28% in the prior year. The decrease in the cost of sales as a percentage of revenue accounted for approximately one-third of the increase in gross margin. The improvement in gross margin as a percentage of revenue is due primarily to an improved product mix that included a higher percentage of IBAL Automation and Atmoscan sales in the third quarter of the prior fiscal year.

     For the nine months ended June 30, 2000, gross margin increased by $1,692,000, or 59%, to $4,580,000 from $2,888,000 in the comparable period of fiscal 1999. The polishing supplies and equipment segment accounted for $813,000, or 48%, of the increase in consolidated gross margin in the first nine months of fiscal 2000, and primarily resulted from that segment's revenue increase, discussed above. Despite the relatively small 12% increase in semiconductor production equipment segment revenue, gross margin from that segment increased $879,000, or 46%, primarily due to a more favorable product mix that included a higher percentage of IBAL Automation products, which generally have higher gross margins. Gross margin as a percentage of sales was 35% for the first nine months of fiscal 2000, an improvement of seven percentage points, compared to 28% for the first nine months of fiscal 1999. The increase in the gross margin percentage primarily resulted from the improved product mix, discussed above, and increased labor efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 2000 increased by $259,000, or 29%, to $1,144,000, compared to $885,000 spent in the third quarter of fiscal 1999. Commissions, royalties and incentive compensation, which vary with changes in sales volume or profitability accounted for $209,000 of this increase. Commission expense was significantly higher in absolute terms and as a percentage of sales, as a greater proportion of sales was derived from territories where the Company utilizes outside sales representatives. Other selling expenses, primarily personnel and advertising costs related to the IBAL Automation product line, increased $69,000.

     For the first nine months of fiscal 2000, selling, general and administrative expenses increased by $695,000, or 28%, to $3,184,000, compared to $2,489,000 incurred in the first nine months of fiscal 1999. Higher commissions, royalties and incentive compensation, which vary with changes in sales volume or profitability, accounted for $444,000, or 64%, of the total increase. Commissions is the most significant of those increases as the Company derived a higher percentage of its sales from territories where the Company utilizes outside sales representatives. Other selling expenses, primarily personnel and advertising, increased by $183,000.

     RESEARCH AND DEVELOPMENT. Research and development costs increased by $61,000, to $84,000, during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, due to development work on a new technology asher, which, if successful, will be a new class of products within the semiconductor production equipment segment. As announced in November 1999, the Company is actively engaged in the joint development of a new technology asher. The Company's share of expenses associated with the asher development accounted for $22,000 of the increase in total research and development. The remainder of the increase was primarily attributable to the development of new IBAL Automation products.

     For the nine months ended June 30, 2000, research and development costs increased by $147,000, to $334,000, compared to $187,000 during the comparable quarter of fiscal 1999. Most of the increase was related to the asher development project discussed above.

     OPERATING PROFIT. Operating profit for the third quarter of fiscal 2000 increased by $397,000, or 845%, to $444,000, compared to an operating profit of $47,000 in the same period of fiscal 1999. The increase in operating profit is primarily attributable to the 38% increase in consolidated revenue and a product mix with a higher average mark-up. Operating profit for the polishing supplies and equipment segment increased by $138,000 to $228,000, compared to $90,000 in the third quarter of fiscal 1999, as a result of the 38% increase in sales volume. In the semiconductor production equipment segment, operating profit was $216,000, an increase of $259,000, compared to an operating loss of $43,000 in the third quarter of fiscal 1999. The increase in the third quarter operating profit of the semiconductor equipment segment is due to the increase in sales of IBAL Automation products and the more profitable product mix discussed above.

     For the nine months ended June 30, 2000, operating profit increased $850,000, or 401%, to $1,062,000 from $212,000 in fiscal 1999. The increase in the operating profit is primarily attributable to increases in revenues and gross margins discussed above.

     NET INCOME. Net income includes operating profit, discussed above, net interest income and the provision for income taxes. During the third quarter of fiscal 2000, net interest income increased $9,000 to $21,000, compared to $12,000 of net interest income for the corresponding quarter of fiscal 1999. As a result of the above factors, income before income taxes for the third quarter of fiscal 2000 was $465,000, an increase of 688%, compared to $59,000 in the third quarter of fiscal 1999.

     Interest income for the nine months ended June 30, 2000 was $42,000, or $10,000 higher than the same period in fiscal 1999. Income before income taxes for the first nine months of fiscal 2000 increased by $859,000, or 351%, to $1,104,000 in fiscal 2000, compared to $245,000 for the first nine months of fiscal 1999.

     Income tax expense of $173,000, recorded at an effective tax rate of 37%, resulted in net income for the third quarter of fiscal 2000 of $292,000, or $.13 per diluted share. During the third quarter of fiscal 1999, the Company recorded income tax expense of $31,000, reflecting a 53% effective tax rate, resulting in net income of $28,000, or $.01 per share.

     For the nine months ended June 30, 2000, the Company recorded income tax expense of $414,000, at an effective tax rate of 37%, compared to $102,000, at an effective tax rate of 42%, for the comparable period in fiscal 1999. The decrease in the effective tax rate in fiscal 2000 is due to reduction in the valuation of allowance for state deferred income taxes, resulting from realizing the benefit of certain state net operating loss carryforwards, and an increase in the proportion of taxable income arising in jurisdictions with lower tax rates. The resulting net income for the first nine months of fiscal 2000 was $690,000, or $.31 per diluted share, an increase of 383%, compared to the net income of $143,000, or $.07 per share, in the first nine months of the previous fiscal year.

     BACKLOG. At June 30, 2000, the order backlog was $14,151,000, an increase of 204% from the $4,655,000 backlog at June 30, 1999. The backlog as of June 30, 2000 was approximately $9,707,000 higher than at March 31, 2000, an increase of 218%, and approximately $10,393,000 higher than at the end of fiscal 1999, an increase of 277%. The June 30, 2000 backlog includes two recent large orders, one for five (5) fully automated diffusion furnaces and the other for eleven
(11) diffusion furnace systems, that are to be shipped over the next twelve months. Because of the recent increase in orders, the Company expects to achieve significantly higher revenue over the next several quarters.

     Due  to  the  possibility  of  customer  changes  in  delivery   schedules,
cancellation of orders, potential delays in product shipments, delays in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and changes in product mix, our backlog as of any point in time may not be representative of actual sales and profitability in any future period. A reduction in backlog during any particular period could have a material adverse affect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $2,227,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $1,125,000 at September 30, 1999, an increase of approximately $1,102,000. The increase in liquidity corresponds to the $1,207,000 net cash provided by operating activities as reflected in the condensed consolidated statements of cash flow for the nine months ended June 30, 2000. The Company continues to believe that there is sufficient liquidity for existing operations.

     At March 31, 2000, working capital was $6,042,000, up $668,000 from $5,374,000, at September 30, 1999. While the Company's current ratio declined to 3.5:1 at the end of the third quarter of fiscal 2000 from 4.1:1 at the beginning of the year, the Company believes that its current ratio continues to indicate a strong financial condition. At the end of the third quarter of fiscal 2000, cash and cash equivalents comprised 22% of total assets and stockholders' equity accounted for 73% of total capitalization. The Company believes that it continues to posses the financial strength necessary to achieve continued growth.

     If June 30, 2000 were the fiscal year end, the Company would owe $105,000 to the former owner of P.R. Hoffman Machine Products, Inc. as contingent consideration under the terms of the 1997 purchase agreement. If the earnings for the fourth quarter of fiscal 2000 are the same as earnings of the third quarter, the amount owed will increase to $279,000. Any contingent consideration earned will be treated as goodwill and, as such, will be a use of capital resources. The Company has the option to pay this obligation in cash or with its $.01 par value Common Stock.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides the SEC staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

YEAR 2000 COMPLIANCE

     Certain computer systems and software products are coded to accept two digit entries in the date code field. Date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, many companies needed to upgrade their computer systems and software to comply with such "Year 2000" requirements. Certain of the Company's systems, including information and computer systems and automated equipment, could have been affected by the Year 2000 issue.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Its operations in the United States are conducted in United States dollars. The Company's operation in The Netherlands, a component of the semiconductor production equipment segment, conducts business primarily in The Netherlands' guilder and, to a lesser extent, the United States dollar and other European currencies. As of January 1, 1999, the European Union, of which The Netherlands is a member, established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. Most of the other European currencies in which the Company's Netherlands operation conducts business also have fixed exchange rates with the Euro. Currently, the functional currency of the Company's Netherlands operation is The Netherlands guilder. Thus, by the end of the three-year transition period, the functional currency of that operation will be the Euro.

     Based upon its fiscal 1999 information, the Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies, the United States dollar and The Netherlands guilder, or currencies that have fixed exchange rates with The Netherlands guilder. As of June 30, 2000, the Company did not hold any derivative securities. The Company incurred net foreign currency transaction losses of $1,000 and $98,000 in the first nine months of fiscal 2000 and 1999, respectively. As of June 30, 2000, a 10% change in the foreign currency rates would not have a material impact on the Company's financial condition. However, the Company's investment in and advances to its Netherlands' operation, which total $1,458,000, are recorded in The Netherland guilder, the currency used to purchase those net assets, and then translated to United States dollars, the reporting currency, at the end of each accounting period. As a result, the significant decline in the value of The Netherlands guilder relative to the United States dollar caused a negative foreign currency translation adjustment during the first nine months of fiscal 2000 of $98,000. This adjustment is a component of comprehensive income and recorded as a direct adjustment to stockholders' equity. While the backlog includes approximately $6.5 million of orders denominated in British pounds, the contract terms limits the Company's Exchange rate risk to approximately $200,000.

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

     Based upon its fiscal 1999 information, the Company estimates that its polishing supplies and equipment segment makes annual purchases of approximately $650,000 through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly affected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the

United States dollar would affect the cost of this segment's purchases by approximately $65,000.

     The Company also has fixed rate debt denominated in The Netherlands guilder, which has no interest rate risk. At June 30, 2000, fixed rate debt obligations totaled $158,000 with a fixed interest rate of 6.95% through June 2001. Due to the relatively insignificant principal balance of outstanding debt, the Company does not actively manage the foreign exchange risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the semiconductor equipment industry will continue to recover from the recent slowdown, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) the Company will not, either directly or indirectly, incur any material Year 2000 issues and (o) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

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

AMTECH SYSTEMS, INC.



By /s/ Robert T. Hass                   Dated: August 14, 2000
   --------------------------------            ---------------------------------
   Robert T. Hass, Vice-President-
   Finance and (Chief Financial
   and Accounting Officer)