Form 10-K405
period 2000-09-30
AMTECH SYSTEMS INC
filed 2000-12-22
CIK 720500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes

      The aggregate market value of voting stock held by non-affiliates of the registrant: $20,570,000 as of December 15, 2000

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

      Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 2,630,171 shares of Common Stock, $.01 par value, outstanding as of December 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 2001 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant's fiscal year ended September 30, 2000, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                    Page
ITEM 1.  BUSINESS.................................................................    4
            Background............................................................    4
            Financial Information about Industry Segments.........................    5
            Operating Strategy and Industry Overview..............................    5
            Principal Products....................................................    7
            Proposed New Products.................................................   10
            Manufacturing and Suppliers...........................................   11
            Order Backlog.........................................................   11
            Research, Development and Engineering.................................   12
            Patents...............................................................   12
            Sales and Marketing...................................................   13
            Competition...........................................................   14
            Employees.............................................................   15
            FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
            EXPORT SALES..........................................................   16

ITEM 2.  PROPERTIES...............................................................   16

ITEM 3.  LEGAL PROCEEDINGS........................................................   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   17

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS..   17
            Market Information....................................................   17
            Holders...............................................................   17
            Dividends.............................................................   17

ITEM 6.  SELECTED FINANCIAL DATA..................................................   18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...........................................................   19
            Strategy for Expansion and Capital Resources..........................   19
            Results of Operations.................................................   20
            Fiscal 2000 Compared to Fiscal 1999...................................   21
            Fiscal 1999 Compared to Fiscal 1998...................................   24
            Liquidity And Capital Resources.......................................   25
            Accounting Pronouncements Not Yet Adopted.............................   25

          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK............................................   26

          FORWARD-LOOKING STATEMENTS..............................................   27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................   28

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................   46

ITEM 10. EXECUTIVE COMPENSATION...................................................   46

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........   46

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................   46

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........   46
SIGNATURES........................................................................   49
POWER OF ATTORNEY.................................................................   49

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

      Amtech Systems, Inc. ("Amtech" or the "Company") was incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc., and changed to its present name in 1987. The Company also conducts operations through two wholly-owned subsidiaries, Tempress Systems, Inc., a Texas corporation with all its operations in the Netherlands ("Tempress Systems"), and P.R. Hoffman Machine Products, Inc., an Arizona corporation ("P.R. Hoffman").

      The Company's initial business was the manufacture of quartzware implements for sale to and use by manufacturers of semiconductor chips. The Company is currently, and has been since 1987, engaged in the manufacture and marketing of several items of capital equipment used by customers in the manufacture of semiconductors, two of which are patented. The Company's Processing/Robotic product line (Atmoscan(R), IBAL Automation and load stations) is designed to enable its customers to increase the degree of control over their semiconductor chip manufacturing environment, to reduce exposure to contaminants by limiting human contact during the manufacturing process and improve employee safety. The Company launched two new automation products, the S-300 and E-300, at the Semicon West 2000 tradeshow in San Francisco in July 2000.

      In fiscal 1995, the Company began the complementary business of producing and selling horizontal diffusion furnaces for use in semiconductor fabrication, through its wholly-owned subsidiary, Tempress Systems. In fiscal 1998, the Company's Tempress Systems operation began producing and selling conveyor diffusion furnaces for use in precision thermal processing of electronic parts. In fiscal 2000 the Company started producing high temperature and ultra high temperature diffusion furnaces for use in the manufacture of optical components, a new market the Company believes could grow to in excess of 25% of fiscal 2001's consolidated revenue. The Company's semiconductor equipment segment is comprised of the Processing/Robotic and horizontal diffusion furnace product lines.

      In July 1997, the Company acquired substantially all of the assets of P.R. Hoffman Machine Products Corporation and began developing, manufacturing, marketing and selling polishing supplies, i.e. carriers and semiconductor polishing templates, double-sided precision lapping and polishing machines and replacement parts through its wholly-owned subsidiary, P.R. Hoffman. These products are used for high throughput precision surface processing of semiconductor wafers, precision optics and other thin wafer materials, such as computer disk media and ceramic components for wireless telecommunication devices. The polishing supplies segment of the Company's business is comprised solely of its P.R. Hoffman operation.

      In the fourth quarter of fiscal 1997, the Company began offering manufacturing support services to one of its Texas-based customers. These services consist of wet and dry cleaning of semiconductor machine processing parts. The Company intends to offer manufacturing support services to other customers and third parties as such opportunities become available. For segment reporting purposes, the results of operation and assets of the manufacturing support services operation have been aggregated with the semiconductor equipment segment.

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

      Unless the context otherwise requires, the "Company" refers to Amtech Systems, Inc., an Arizona corporation, and its wholly-owned subsidiaries. The Company's principal executive offices are located at 131 South Clark Drive, Tempe, Arizona 85281 and its telephone number is (480) 967-5146.



FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      For information about industry segments see Note 9 of the Notes to the Financial Statements included herein.

OPERATING STRATEGY AND INDUSTRY OVERVIEW

      The Company is engaged primarily in the design, manufacture and marketing of several items of capital equipment and related consumables and spare parts primarily used by customers in the manufacture and fabrication of semiconductors and optical components of telecom networks and the silicon wafer substrate on which such devices are fabricated. Semiconductors, or semiconductor "chips," and optical components are fabricated on a silicon wafer substrate and are part of the circuitry or electronic components of many products, including computers, wireless telecommunication devices, automotive products, consumer goods, industrial automation and control systems and high-speed switches for broadband fiber optic telecommunication networks. The manufacture of semiconductors and optical components involves repeating a complex series of process steps to a silicon wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. The Company's products currently address deposition steps and the surface finishing steps in the production of silicon wafers. See proposed new product regarding ashers, which perform one step, the removal of the photoresist, within the broad category of photolithography. The Company's products within the deposition area perform oxidation/diffusion, low-pressure deposition ("LPCVD") steps and certain high and ultra-high temperature processes used in the manufacture of optical components. During these steps silicon wafers (the substrates from which chips and optical components are made) are inserted in a diffusion furnace and subjected to a precise flow of gases under very intense heat.

      The Company also manufactures and sells horizontal and conveyor diffusion furnaces through its wholly-owned subsidiary, Tempress Systems. In addition, the Company manufactures and sells a Processing/Robotic product line designed to enable customers using horizontal diffusion furnaces to increase their degree of control over the manufacturing environment, to reduce exposure to contaminants by reducing the amount of human contact during the manufacturing process and to improve employee safety. Following an industry trend, the size of individual semiconductor chips has tended to decrease while the size of the wafers from which chips are made has tended to increase. As a result, the value of each wafer has increased because each is the source of an increased number of chips. As the value of wafers increase, so too does the importance of control over the manufacturing environment.

      There also is a trend in the semiconductor industry, related to the trend to produce smaller chips, toward the use of vertical diffusion furnaces in semiconductor manufacturing facilities with newer technology. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers, however, such furnaces are significantly more expensive to purchase than horizontal diffusion furnaces. As a result of this trend and the fact that the products of our semiconductor equipment segment consist of or are only useable with horizontal diffusion furnaces, the Company expected to experience a decline in that segment's sales of existing products. However, this trend has not adversely affected us yet because of (i) significant orders from manufacturers of optical components, (ii) increased demand from existing markets, such as manufacturers of wireless communication devices and micro-controllers used in a number of consumer applications, where certain processes do not require the use of more expensive vertical furnaces, and (iii) improvements in the automation of horizontal diffusion furnaces, such as our robotic product line, which have given us a competitive advantage for certain processes relative to vertical furnaces than previously.

      The Company's target market for its Processing/Robotic product line consists of customers who wish to increase the efficiency and safety (or ergonomics) of their existing semiconductor manufacturing facilities equipped with horizontal diffusion systems and those users of horizontal diffusion furnaces that are upgrading or replacing those systems to process 200 mm wafer sizes. Through its Tempress System operations, the Company also provides its customers with efficient integrated horizontal diffusion furnace systems for use in semiconductor fabrication, and, to a lesser extent, conveyor diffusion furnace systems for use in precision thermal processing of electronic parts. The Company's target market also includes customers who do not require or cannot justify the higher priced vertical diffusion furnace systems. The Company believes that a nearly equal number of the worldwide semiconductor manufacturing facilities is equipped with horizontal diffusion furnaces for at least some of their diffusion processes, as compared with those facilities equipped solely with vertical diffusion furnaces. We plan to increase our share of the diffusion furnace market by expanding sales of our robotic line (i) with new products, such as S-300 and E-300 models, introduced in the fourth quarter of fiscal 2000, (ii) increasing awareness of users of horizontal furnace systems of the merits of our existing products, such as IBAL, which now provides cassette to cassette functionality,
(iii) expand sales of horizontal diffusion furnaces by identifying and penetrating new markets, such our sales to manufacturers of solar cells, particularly in fiscal 1998 and optical components beginning in fiscal 2000, and
(iv) acquisition of complementary or competitive products or businesses, as part of the industry's trend toward consolidation. See "Manufacturing and Suppliers," herein for a description of steps taken to increase capacity to accommodate this growth in revenues. However, to the extent that the trend to use vertical furnaces instead of horizontal diffusion furnaces continues, our revenues may decline and our ability to generate income may be adversely affected.

      One element of our growth strategy is to expand revenue and profits through strategic acquisitions. Our July 1997 acquisition of the P.R. Hoffman product line of polishing supplies, i.e. carriers and semiconductor polishing templates, and double-sided precision lapping and polishing machines and replacement parts has broadened and expanded the markets served by the Company. These markets, now include the producers of the silicon wafers used by fabricators of semiconductor devices, as well as the fabricators themselves. The P.R. Hoffman product line and operations is also known as the Company's polishing supplies segment. Following the P.R. Hoffman acquisition, the Company began joint marketing efforts to both markets in those limited number of circumstances where the customer had requirements for products from the Company's two operating segments.

      The Company's target market for its lapping and polishing machines and related consumables and spare parts are producers of silicon wafers, certain semiconductor fabricators that perform some silicon wafer processing steps in-house and producers of thin wafers made of other materials, such as quartz, ceramics and metals used in the manufacture of optics, computer storage disks and components for wireless telecommunication devices. The Company's polishing supplies segment's sales to customers processing optics, ceramics and materials other than silicon were 15% and 13% of consolidated sales in fiscal 2000 and fiscal 1999, respectively. The long-term demand for silicon wafer lapping and polishing machines and related products has been fueled by the inherent need of semiconductor device manufacturers to continually meet the growing demand for such semiconductors caused by the rapid increase in the uses for such devices. In order to produce today's higher density chips, semiconductor manufacturers must maintain tighter tolerances with respect to the surface finish, flatness and planerization of the bare silicon wafer, which in turn is requiring more polishing steps and thus more surface processing supplies and equipment. A similar trend is occurring in the computer disk industry as manufacturers strive to produce higher density drives in order to satisfy end user demand for greater storage capacity and reduced size.

      Industry Cycles and Trends. Sales of the Company's products depend in large part upon the capital equipment expenditures and/or operating levels of semiconductor manufacturers, which depend on current and/or anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a material adverse effect on capital and operating expenditures by semiconductor manufacturers. Semiconductor industry downturns have and will in the future adversely affect the sales, gross profit and operating results of suppliers that serve the industry, including the Company. The industry is also experiencing the consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. The Company believes that growth in its sales and profitability will continue to depend primarily upon increased demand for semiconductors. During the second half of fiscal 1998 and the first half of fiscal 1999, the Company experienced lower sales volume and profitability as a result of an industry slowdown. From at least April 1, 1999 to the present, the semiconductor industry and the Company experienced a period of cyclical expansion. However, there are many indications that the semiconductor industry has built excess inventory and is experiencing a correction that has resulted in at least a short-term and severe reduction in the selling prices of certain semiconductor `devices. A number of analysts expect that this will cause the suppliers to that industry to enter a period of much slower growth during calendar 2001. Since September 30, 2000, the Company has been notified of the cancellation of one $894,000 system. Also, two major customers, including the one that cancelled the system order and the Company's largest customer in the optical component industry, have indicated that they may wish to postpone shipment of other orders. However, in light of the increased demand for the Company's Processing/Robotic products, including the two new products introduced late in fiscal 2000, additional orders from other customers in the optical component market, which could comprise in excess of 25% of fiscal 2001's consolidated revenue, it is too early to determine the extent the Company will be affected by these recent developments. See "Trends" in Item 7. Management's Discussion and Analysis for further information on the Company's expectations for fiscal 2001.

PRINCIPAL PRODUCTS

SEMICONDUCTOR (PRODUCTION) EQUIPMENT SEGMENT

      Diffusion Furnaces

      Through its wholly-owned subsidiary, Tempress Systems, the Company produces and sells horizontal and conveyor diffusion furnace systems, which generally include a Tempress(R) load station, with the Tempress(R) trademark. The Company's diffusion furnaces currently address several deposition steps, including oxidation/diffusion, low-pressure deposition ("LPCVD") steps used by semiconductor fabricators and certain high and ultra-high temperature processes used in the manufacture of optical components. During these steps silicon wafers (the substrates from which chips and optical components are made) are inserted in a diffusion furnace and subjected to a precise flow of gases under very intense heat. The Company's Tempress(R) diffusion furnaces are manufactured in The Netherlands.

      These furnaces utilize existing industry technology and are sold to customers who do not require the advanced automation of, or can not justify the significantly higher expense of, vertical diffusion furnaces for some or all of their diffusion processes. While the major advantage of vertical diffusion furnaces is their susceptibility to increased automation, which decreases the degree of human intervention in the manufacturing process, the use of horizontal diffusion furnaces, with less automation, is more economical for larger size chips and multi-model semiconductor manufacturing. The Company has also sold these furnaces to manufacturers of solar cells. These diffusion furnaces are often customized to meet the requirements of the customers' particular processes and whenever possible sold in various combinations with the other products of the semiconductor equipment segment.

      In fiscal 1998, the Company began producing and selling conveyor diffusion furnace systems used to produce thick films for the electronics industry. Conveyor furnace systems provide for precision thermal processing of electronic parts for thick film applications, anneal, sealing, soldering, silvering, curling, brazing, alloying, gloss-metal sealing and component packaging.

      Starting in the fourth quarter of fiscal 2000 the Company secured and made initial shipments against significant orders for its horizontal diffusion furnace systems from manufacturers of optical components of high-speed switches used in broadband fiber optic telecommunications networks. These systems include standard diffusion furnaces used to produce thick oxide layers on silicon wafers and ultra-high temperature furnaces used for certain of the customers' proprietary processes. While these products are similar in many respects to those sold to the semiconductor industry, they are being sold into a new market for the Company, which could represent 25% or more of fiscal 2001's consolidated revenues.

      Processing/Robotic Equipment

      IBAL Automation

      "IBAL" is an acronym for "Individual Boats with Automated Loading." The Company's IBAL automation system is a patented integrated automation system composed of several modules, with the base module being called simply IBAL. Boats are quartz trays that hold silicon wafers while they are being processed in diffusion furnaces. IBAL Trolley is comprised of hardware and software, which automatically places boats into Atmoscan(R) tubes or onto a cantilever paddle system before they are inserted in the diffusion furnace, and automatically removes the trays after completion of the diffusion process.

      IBAL Butler is a robotics device that further automates the loading of wafers into the diffusion furnace. The IBAL Butler automatically transfers wafer carriers onto the IBAL Trolley of the appropriate furnace tube level, for loading into the Atmoscan(R) or on the cantilever paddle system. IBAL Queue provides a convenient staging area for the operator to place boats on a load station and automates the loading of those boats onto the IBAL Butler. The first IBAL Queue unit was shipped during the second quarter of fiscal 1994. The IBAL Shuttle transfers wafers between the IBAL Queue and wafer transfer machines manufactured by third parties, providing customers with complete cassette-to-cassette wafer handling. The first IBAL Shuttle modules were sold and shipped during fiscal 2000.

      During fiscal 2000 the Company introduced two new robotic products, the S-300 and E-300. The S-300 model automatically transports a full batch of up to 300 wafers to the designated tube level and places them onto the cantilever loader of a diffusion furnace at one time. The operator gives instructions to the S-300 through a simple touch screen control panel. The Company demonstrated the S-300 system throughout the Semicon West 2000 tradeshow in San Francisco in July 2000. The S-300 can load cantilever paddles but not the Company's Atmoscan(R) product. At Semicon West, the Company also displayed and operated its new E-300 Full Batch Elevator, which transports up to 300 wafers to the designated tube level, but does not load or unload the cantilever paddle. While the E-300 model offers less functionality than the S-300, it proved to be extremely reliable. Since the E-300 does not perform the actual loading, it can be used, with or without the IBAL trolley, in connection with the Atmoscan(R) product. In line with the Company's growth strategy, these products are designed to capture additional diffusion equipment market share.

      Use of the IBAL products reduces human handling and, therefore, reduces exposure of wafers to contaminants during the loading and unloading of the process tubes and improves employee safety and ergonomics in semiconductor manufacturing facilities. The Company has also sold IBAL products to manufacturers of solar cells. The Company has not yet sold IBAL products to manufacturers of optical components, because most of the processes involve very long production cycles, reducing the frequency of loading and unloading. However, the Company intends to address that market with its IBAL products whenever it is appropriate. All of the IBAL modules have been designed by the Company.

      The IBAL automation products described above are offered and sometimes sold as a complete system, mounted on a device called a "load station," which also includes an ultra-clean environment for wafer loading by filtering and controlling the flow of air. The Company began shipping such high-end load stations in fiscal 1992. Further, the IBAL automation products are at times sold as part of fully integrated Tempress(R) diffusion furnaces, described above.

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

      The Company has manufactured and sold Atmoscan(R) units to major semiconductor manufacturers in the United States, the Pacific Rim and Europe, including at various times to International Business Machines, Intel Corporation, Samsung, Motorola, SGS-Thompson, SVG-Thermco and others. Sales of Atmoscan(R) have declined from their peak in 1989, due to an industry trend toward use of vertical diffusion furnaces for many of the processes previously performed in horizontal diffusion furnaces.

      The Company also has designed and sells an open cantilever paddle system, which remains the most commonly used wafer loading system for horizontal furnaces in the semiconductor industry. Similar systems have been used by the industry since prior to the introduction of the Atmoscan(R), the Company's alternative to the cantilevered processing system.

      There is a trend in the semiconductor industry, related to the trend to produce smaller chips, toward the use of vertical furnaces in semiconductor manufacturing facilities with newer technology. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers, however, such furnaces are significantly more expensive to purchase than horizontal diffusion furnaces. The products of the semiconductor equipment segment consist of or are only useable with horizontal diffusion furnaces. The Company had expected this trend to cause a decline in that segment's sales of existing products. We believe this trend has not adversely affected us yet because of (i) significant orders from new markets, such as manufacturers of optical components, (ii) increased demand from existing markets, such as manufacturers of wireless telecommunication devices and micro-controllers used in a number of consumer applications and companies that are increasing their semiconductor manufacturing capacity by upgrading their production lines to use 200mm wafers, where some or all of the processes do not require the use of more expensive vertical furnaces, and (iii) improvements in the automation of horizontal diffusion furnaces, such as our robotic product line, have given us a competitive advantage for certain processes relative to vertical furnaces, than previously.


POLISHING SUPPLIES (AND EQUIPMENT) SEGMENT

      Through its wholly-owned subsidiary, P.R. Hoffman, the Company develops, manufactures, markets and sells double-sided precision lapping and polishing machines and complementary products including carriers, semiconductor polishing templates and parts, and is sometimes referred as the Company's polishing supplies segment.

      Carriers

      Carriers are workholders where wafers are nested during the lapping and polishing processes. Carriers are produced for the Company's line of lapping and polishing machines as well as for competitors' systems. Substantially all of the carriers are customized for specific applications. The Company produces custom carriers in a variety of sizes, configurations and materials. A significant and expanding category of the Company's steel carriers contain plastic inserts molded into the work-holes of the carrier and are referred to as insert carriers. Although standard steel carriers are preferred in many applications because of their durability, rigidity and precise dimensions, they are typically not suited for applications involving softer materials or when metal contamination is an issue. Insert carriers provide the advantages of steel carriers while reducing the potential for damage to the edges of sensitive materials such as large semiconductor wafers.

      Semiconductor Polishing Templates

      The Company's single-sided polishing templates are used to polish silicon wafers. Since the Company does not manufacture surface processing machines for single-sided applications, templates are designed to work with machines manufactured by other suppliers in this market segment. Polishing templates are customized for specific applications and are manufactured to exacting tolerances.

      Double-sided Planetary Lapping and Polishing Machines

      Double-sided lapping and polishing machines are designed to process thin and fragile products such as semiconductor silicon wafers, precision optics, computer disk media and ceramic components for wireless communication devices to exact tolerances of thickness, flatness, parallelism and surface finish.

      The lapping machines process parts using an abrasive slurry and cast iron plates. The material to be processed is positioned in carriers (work-holders), which are driven with a planetary motion between the top and bottom plates. The planetary action of the lapping machines simultaneously removes equal amounts of material from both sides of the workpiece. Dimensional tolerances, surface finish, quantity of material to be removed along with production rates required, and cost of operation are the primary variables considered in determining the best process for a specific application.

      The polishing machines are similar to the lapping machines. Polishing is achieved by using a finer free abrasive slurry and plates equipped with polishing pad material. The polishing process is used to improve the characteristics of the surfaces of silicon wafers and similar materials.

      The following table summarizes the various models of surface processing machines produced by the Company and the markets for each of these products:

                   DOUBLE-SIDED LAPPING AND POLISHING MACHINES


    MODEL       YEAR INTRODUCED               MARKETS
    -----       ---------------               -------
    PR-1              1938         Quartz
    PR-2              1940         Quartz
    1500              1990         Quartz, ceramics, medical
    1900              1992         Ceramics, optics, computer disks
    3100              1995         Computer disks, optics, metal working, ceramics
    4800              1981         Silicon semiconductor, optics, metal working, ceramics

      On average, the Company's surface processing systems are priced lower than competing systems offered by the company's competitors.

      Plates, Gears, Wear Items and Other Parts

      Since lapping machinery involves abrasive slurries, the plates, gears and carriers are often exposed to a high degree of abrasion and wear. Therefore, the Company produces a wide assortment of plates, gears, parts and wear items for its own machines as well as for machines manufactured by its competitors. In addition to producing standard off-the-shelf parts, the Company has the ability to produce highly customized parts.


PROPOSED NEW PRODUCTS

      During fiscal 1999, the Company began investigating an alternative to the energy sources currently used in ashing processes. Ashers are used by the semiconductor industry to remove photoresist materials from silicon wafers after each lithography step. Plasma is the most common energy source used in current ashers. While stripping the photoresist material from the wafers, plasma causes damage to the silicon substrate, which the industry does not believe will be acceptable as the line-width of the circuitry is reduced in future generations of leading-edge semiconductors. In November 1999, Amtech announced that it had reached an agreement with PSK Tech Inc. regarding the joint development of a new ashing machine, using Amtech's damage-free ashing technology (a "New

Asher"). Amtech and PSK Tech believe that, if successful, the New Asher under development will be damage free and thus will receive strong demand from the high-end semiconductor manufacturers.

      The joint product development agreement provides that Amtech will provide its patent pending, damage-free ashing technology and know-how and PSK Tech Inc. will provide its expertise in the design and manufacture of ashers and asher processes. The two companies will jointly own any resulting technology. Under the agreement, Amtech will have exclusive selling and marketing rights to the resulting New Asher for all of North America and Europe and PSK Tech will have exclusive selling and marketing rights for all of Asia. Each company has agreed to pay to the other a license fee of between two and five percent (2%-5%) of its New Asher sales. Amtech has also agreed to sell the energy source assemblies to PSK Tech for PSK's New Asher sales into Asia. Amtech will purchase from PSK Tech ashers without the energy source assembly, for the platform of its New Asher to be sold in the United States and Europe. The assemblies that each company sells to the other will be at a price to be mutually agreed upon, but shall not exceed
1.334 times its cost of manufacturing. Development work has begun on a prototype for the New Asher. The Company expects to be able to make a preliminary assessment of the machine's capabilities and the size of the potential market before June 30, 2001, using process results from the prototype. A Beta site machine is projected to ship before December 31, 2001 and is expected to provide further information regarding the capabilities of the New Asher and its commercial viability.

      Ashing equipment manufactured by PSK Tech is currently being selected almost exclusively by the world's present #1 semiconductor memory chip producers for their ashing processes. PSK Tech, located near Seoul, South Korea, is publicly owned and listed on the Korean stock market.


MANUFACTURING AND SUPPLIERS

      The Company assembles its equipment and systems from components and fabricated parts manufactured and supplied by others, including quartz and metal components. Certain parts are fabricated in the Company's machine shops. Many of the items purchased from suppliers are manufactured to the Company's specifications. The Company designs some of its products to customers' specification or to meet customers' process requirements. All final assembly and system tests are performed within the Company's manufacturing/assembly facilities. Quality control is maintained through incoming inspection of materials and components, in-process inspection during equipment assembly, testing of assemblies and final inspection and, generally in regard to its IBAL automation products, operation of manufactured equipment prior to shipment. The Company's Processing/Robotic product line is manufactured at its Tempe, Arizona plant. In December 2000, the Company expanded by 74% the square footage of its leased office and manufacturing space in order to accommodate the increased demand for its products.

      The Company conducts similar engineering, purchasing and assembly and test operations in the manufacture of its diffusion furnaces in The Netherlands. Initially these operations were conducted in rented facilities. In 1996, the Company acquired a modern, high-tech manufacturing facility in Heerde, The Netherlands, for its European operations, and moved its Tempress Systems operations into this new facility. During fiscal 2000, the Company began renting additional manufacturing space for the production of its diffusion furnaces due to increased demand from a manufacturers of optical components.

      The Company's polishing supplies segment operations are conducted in a Carlisle, Pennsylvania plant. The polishing supplies segment generally designs its products to customers' specifications. This segment's facility is equipped to perform a significantly higher percentage of the fabrication processes required in the manufacturer of its products. Certain of the manufacturing processes are subcontracted out to various third parties. In addition, this segment relies on by this location include plastic injection, laser cutting and wire EDM machining, and complex electrical wiring. Key suppliers including two steel mills, an injection molder, pad supplier (sole sourced from a Japanese company), and an adhesive manufacturer.

ORDER BACKLOG

      As of November 30, 2000, the Company's order backlog for semiconductor equipment was approximately $15,895,000, compared to approximately $4,124,000 at the same date in the previous year. The Company includes in its backlog all credit approved customer purchase orders. Orders in the backlog may be canceled by the customer, generally upon payment of mutually acceptable cancellation charges. Substantially all of these orders are currently scheduled for shipment in fiscal 2001. Two customers representing 43% of the November 30, 2000 backlog have opened discussions regarding potentially delaying the shipment of orders currently in the backlog. Because of possible order cancellations or customer requested delays in shipment the backlog may not be a valid measure of revenue for a future period. In addition, a backlog does not provide any assurance that the Company will realize a profit from those orders.

RESEARCH, DEVELOPMENT AND ENGINEERING

      The markets served by the Company are characterized by evolving industry standards and rapid technological change. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research and development expenditures during fiscal 1998, 1999 and 2000 were approximately $438,000, $268,000 and $477,000, respectively. Due to the suspension of the photo-assisted CVD project and the general slowdown in the semiconductor industry, the Company reduced its research and development expenditures during fiscal 1999. With the research and development work on a new technology asher, the Company increased such expenditures in fiscal 2000 and plans do so again in fiscal 2001.

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

      Historically, the Company's product development has been accomplished through cooperative efforts with two key customers. While there can be no assurance that such relationships will continue or that others will be developed, such cooperative efforts are expected to continue to be a significant element in the Company's future development projects. Although PSK Tech is not currently a customer, the joint New Asher development project is another example of the type of research and development cooperation the Company tries to cultivate. The Company's relationships in such projects are generally substantially dependent on the personal relations established by the Company's President, Mr. Jong S. Whang.

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

      The Company has two United States patents on its photo-assisted CVD method, the second being an improvement on the first. In 1998, the Company was granted a patent on its IBAL Cantilever Trolley and has a second patent pending which is an improvement on the first. The cantilever itself, load stations, the diffusion furnaces, lapping and polishing machines, semiconductor polishing templates, and carriers, except for insert carriers manufactured under a license with the patent holder, are not protected by patents.

      The following table shows the patents granted and the expiration date thereof and the material patents pending for the Company's products in each of the countries listed below:

                                                    EXPIRATION DATE OR
PRODUCT                         COUNTRY             PENDING APPROVAL
-------                         -------             ----------------
Atmoscan(R)                     United States       July 10, 2001
Atmoscan(R)                     United States       July 2, 2002
Atmoscan(R)                     United States       August 30, 2005
Atmoscan(R)                     Japan               July 18, 2005
Atmoscan(R)                     United States       September 24, 2002
IBAL Cantilever Trolley         United States       July 10, 2015
IBAL Cantilever Trolley         United States       June 12, 2018
Photo CVD                       United States       June 1, 2010
Photo CVD                       United States       November 15, 2011
IBAL Model S-300                United States       Pending Approval
Proposed Damage-free            United States       Pending Approval
Asher


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

      In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain and grant licenses or other rights. However, there can be no assurance that mutually agreeable terms can be negotiated for such license rights. Although there can be no assurance about the outcome of such inquiries, the Company believes that it is unlikely that their resolution will have a material adverse effect on its results of operations or financial condition.

SALES AND MARKETING

      The market for the Company's semiconductor equipment product line consists of semiconductor manufacturers in the United States, Korea, Western Europe, Taiwan, Japan, India, Australia and the People's Republic of China, optical component manufacturers in the United Kingdom and United States and solar cell manufacturers in Spain and India. This market is comprised of two major types of customers, those who are installing new semiconductor manufacturing facilities and customers who wish to install new equipment systems or upgrade equipment already in use in existing facilities. The Company's products are sold to meet both of those customer situations. The Company has increased and intends to continue to increase its share of that market for semiconductor equipment by expanding sales of horizontal diffusion furnaces manufactured by the Company in its Netherlands facility and increasing its sales, marketing and manufacturing capabilities in Europe. This plan has and is expected to increase revenue not only through added sales of horizontal furnaces or Processing/Robotic products, but also by making each of the products more competitive by offering them as part of a broader complement of diffusion products with greater capabilities. For example, the Company expects to generate increased sales of diffusion furnaces by offering them together with Atmoscan(R) and IBAL products. One element of this strategy is to sell these products under the Amtech/Tempress name, where appropriate. The Company also expects to obtain orders for its horizontal diffusion furnaces from former Tempress, B.V. customers. The Company's diffusion furnaces have not captured a significant share of the market in the United States, one of the largest market for such equipment. However, recent orders from optical component manufacturers based in the United States and to a limited extent other components of that market indicates that the Company's share of that market may increase in fiscal 2001. European optical component manufacturers with requirements for diffusion furnaces are currently the Company's largest single source of new orders. Based upon the order backlog, which is not necessarily a good indicator of future sales, Amtech's sales to optical component manufacturers worldwide are expected to grow from 6% in fiscal 2000 to more than 25% of consolidated revenues in fiscal 2001.

      The Company has historically marketed its polishing supplies and machines and related parts to manufacturers of silicon wafers for the semiconductor industry, products that have optical components but are not related to telecom industry, disk media for the computer industry, and ceramic components for wireless communication products. The Company also sells diffusion furnace and processing/robotic products to some of these customers, as it did prior to the P.R. Hoffman acquisition. Further, the Company believes the process of sales lead generation will be enhanced by the sharing of leads among its increased number of product lines, including those acquired in the P.R. Hoffman acquisition transaction.

      The Company's installed base of customers (facilities at which the Company's products are installed and operating) includes Intel, Lucent Technologies, Motorola, Texas Instruments, Phillips, SGS-Thomson, Samsung, Hyundai, ITT Night Vision, UMC and BP ("British Petroleum") Amoco Solar. Of these corporations, Motorola, Intel Corporation, SGS-Thomson and Samsung have been customers of the Company for approximately 15 years.

      The Company markets its products by direct customer contact through Company sales personnel, which consists of eight persons based in the United States, including the President, three other outside salespersons and an inside sales and marketing staff of four persons. The Company employs seven sales and marketing personnel in The Netherlands. The Company also markets its products through a network of domestic and international independent sales representatives and distributors. The Company's promotional activities have consisted of direct sales contacts, an internet website, advertising in trade magazines and the distribution of product brochures. The Company also participates in trade shows, including Semicon West, Semicon Europa, Diskcon and one large optics show per year. The Company is primarily dependent on its President, Jong S. Whang, for its sales and marketing activities in Asia and its sales are enhanced by his active involvement with the accounts of certain other key customers.

      During fiscal 2000, no one customer accounted for 10% or more of consolidated revenue. For a more complete analysis of significant customers, see
Note 8 of the Notes to Consolidated Financial Statements included herein (the "Financial Statements").

      There are presently 22 independent sales representatives and seven international distributors, each covering a specified geographical area on an exclusive basis. The areas now covered by representatives are the New England and Midwest regions, Pennsylvania, Texas, Washington, Oregon, the United Kingdom, Central Europe (including Germany, Switzerland and Austria), India, Italy, Japan, Korea, Singapore, Malaysia, Taiwan, Thailand and the People's Republic of China. Representatives are paid a commission as specified from time to time in the Company's commission schedule, which at present is generally higher for complete systems and lower for spare parts and accessories. Further, a discount has been granted for the Atmoscan(R) to a customer who is a competing manufacturer of diffusion furnaces.

      Semiconductor equipment sales fluctuate primarily with the level of capital spending in the semiconductor industry. Sales volume of the polishing supplies segment primarily fluctuates with the operating levels of semiconductor fabricators. The semiconductor business is highly cyclical.

COMPETITION

      The Company is not aware of any significant product that directly competes with the Atmoscan(R); however, there are several processing systems and various configurations of existing manufacturing products that provide advantages similar to those that the Company believes the Atmoscan(R) provides to semiconductor manufacturers. Notwithstanding this competition, the Company believes that Atmoscan(R) provides better results in terms of more uniform wafer temperature and dispersion of heated gases in the semiconductor manufacturing process, less exposure of semiconductor wafers to contaminants, and other technical advantages which afford to its users a higher yield and, therefore, a lower per item cost in the manufacture of semiconductors. While the industry trend is toward the use of vertical diffusion furnaces (with which Atmoscan(R) is not useable), the Company believes that a number of customers are and will continue to be willing to buy Atmoscan(R) units and horizontal diffusion furnaces because for all but production runs of smaller geometry chips on larger wafers, there is a higher productivity with horizontal furnaces and because many applications do not involve the processing of smaller devices on larger silicon wafers and thus do not require the much more expensive vertical furnaces.

      The Company is aware of several products in the market that perform the same or similar functions as the IBAL automation product line. However, the Company does not know of any similar products that are capable of loading Atmoscan(R) systems, a competitive advantage of the IBAL automation. The Company believes that the IBAL automation products require less of the expensive clean room floor space, are generally less expensive and easier to operate than those of the competition. The Company's two new models of automation, the S-300 and E-300, introduced during fiscal 2000, are believed to benefit even more from these competitive advantages. The target market for the IBAL automation products is those customers who do not require the sophistication of the more complex competing systems or do not have or are not willing to provide additional clean room space. Load stations are sold to customers that are purchasing Tempress(R) furnaces, upgrading their existing diffusion furnace equipment or as part of a larger equipment package to customers starting-up new or expanding existing facilities. Certain models of load stations provide a cleaner environment than those they replace and the higher-end models can reduce the down-time for the upgrade or installation of the Company's Processing/Robotic products as they are specifically designed to accept those automation products without further modification. Several well-established firms, larger than the Company, sell products competitive with the Company's load station. The cantilever paddle system is designed for easy assembly and disassembly to minimize downtime during maintenance. The Company has generally sold its horizontal diffusion furnaces to customers who purchase them in small quantities. While it is expected that sales of these diffusion furnaces will most likely continue to be sold in small quantities, the Company secured two large orders for such systems during the second half of fiscal 2000, one for five systems and the other for eleven systems. Amtech intends to maintain or improve its competitive position by its willingness to design products to meet the customer's specific process requirements, providing competitive prices and product support services levels and targeting customers with significant numbers of Tempress(R) furnaces manufactured by the former Tempress B.V.

      There are competitors for the carriers, wafer lapping and polishing machines and related replacement parts and semiconductor polishing templates that are larger than the Company. The Company believes that it is able to effectively compete with other manufacturers of carriers by continually updating its product line to keep pace with the rapid changes in its customers' requirements and higher level of customer service. The Company is able to capture a small share of the semiconductor polishing template market primarily by meeting the industry's perceived need for a second source to avoid continued dependence upon the dominant industry leader. The Company believes that its ability to compete for sales of all of its products, including machines, is enhanced by the reputation of its double-sided planetary lapping and polishing machines, which are highly regarded for applications involving delicate and thin (approximately 100 microns) wafers made of various materials. The Company believes these products compare favorably to the competition with respect to the following factors: durability, maintaining close thickness tolerances of wafers and other parts and quality, reliability, performance and price.

EMPLOYEES

      At November 30, 2000, the Company employed 107 people (including corporate officers); 63 in manufacturing, 17 in engineering, 12 in administration and 15 in sales. Of these employees, 26 are based at the Company's corporate offices and manufacturing facility in Tempe, Arizona, 35 are employed at its manufacturing plant in Carlisle, Pennsylvania, 36 at its facility in Heerde, The Netherlands, and 10 in the Company's contract semiconductor manufacturing support services business located in Austin, Texas. Of the 35 people employed at the Company's Carlisle, Pennsylvania facility, 22 are represented by the United Auto Workers Union - Local 1443. The Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

                       FINANCIAL INFORMATION ABOUT FOREIGN
                    AND DOMESTIC OPERATIONS AND EXPORT SALES

      The following table shows the amounts of revenue attributable to the Company's foreign sales for the past three fiscal years (the sales to customers in the United States are included in the table for comparison purposes). All revenues shown in the table represent sales to customers not affiliated with the Company.

                                2000                         1999                         1998
                        ---------------------        ---------------------        ---------------------
United States (1)       $11,615,000        61%       $ 8,728,000        59%       $ 9,029,000        55%
Far East (2)              3,581,000        19            754,000         5          1,228,000         8
Europe (3)                3,781,000        20          4,216,000        29          5,030,000        31
Australia                    50,000         0          1,068,000         7            927,000         6
                        -----------       ---        -----------       ---        -----------       ---
TOTAL                   $19,027,000       100%       $14,766,000       100%       $16,214,000       100%
                        ===========       ===        ===========       ===        ===========       ===

(1)   Includes sales in Canada and less than 1% in Central and South America.

(2) Includes Korea, Singapore, Taiwan, Japan, the People's Republic of China, Hong Kong, Indonesia, India and Malaysia.

(3)   Includes sales in Israel and Africa, which are not material.

      For a further description of foreign sales, see Note 8 of the Notes to the Financial Statements included herein.

ITEM 2. PROPERTIES

      The Company's semiconductor equipment business and corporate offices are located in 15,700 square feet of office and manufacturing space at its principal address. These facilities are leased at a current rate of $8,096 per month, on a triple net basis, for a term to expire on August 31, 2003. Manufacturing support services are performed in customer facilities.

      The Company owns a 9,900 square foot building located in Heerde, The Netherlands. Beginning in August 2000 the Company began leasing an additional 2,370 square feet of manufacturing space approximately five miles from the Heerde plant. These facilities are leased at a current rate of approximately $790 per month, for a term that expires August 14, 2001. Unless cancelled by either party at least three months prior to expiration, the lease automatically renews for another six months. The Company has begun searching for larger alternative facilities in The Netherlands, so that its Dutch operations can be combined into a single location.

      The Company leases a 21,740 square foot building located in Carlisle, Pennsylvania from John R. Krieger, the former owner of that business and current Director of Corporate Development for the Company. These facilities are leased at a current rate of $10,300 per month, on a triple net basis, for a term that expires on June 30, 2004. The Company has the option to renew the lease for five successive terms of one year each.

      The Company considers the above facilities suitable and adequate to meet the Company's current requirements.

ITEM 3. LEGAL PROCEEDINGS

      On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by the acquired operations since sometime prior to the date of acquisition. Therefore the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify us for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. Management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
            MATTERS

MARKET INFORMATION

      The Company's common stock, par value $.01 per share ("Common Stock") is traded in the over-the-counter market and on The Nasdaq SmallCap Market(R) under the symbol "ASYS." In December 2000, the Company applied for listing on The Nasdaq National Market(R).

      The following table sets forth the range of the high and low bid price for the shares of the Company's Common Stock for each quarter of fiscal years 2000 and 1999 as reported by the NASDAQ Small Cap Market.

       QUARTER ENDED              HIGH               LOW
       -------------              ----               ---
Fiscal 2000:

   December 31, 1999            $ 5.75            $ 1.88
   March 31, 2000                 8.00              3.50
   June 30, 2000                  5.09              2.00
   September 30, 2000            26.50              3.72

Fiscal 1999:

   December 31, 1998            $ 2.13            $ 1.00
   March 31, 1999                 1.75               .94
   June 30, 1999                  3.06              1.25
   September 30, 1999             3.00              1.69

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

HOLDERS

      As of December 15, 2000, there were approximately 1,403 shareholders of record of the Company's Common Stock.

DIVIDENDS

      The Company has never paid dividends. Its present policy is to apply cash to investment in product development, acquisition or expansion; consequently, it does not expect to pay dividends within the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth with respect to the Company's operations for each of the years in the three year period ended September 30, 2000 and with respect to the balance sheets at September 30, 2000 and 1999 are derived from audited financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Report and are qualified by reference to such financial statements. Data from the statements of operations for the fiscal years ended September 30, 1997 and 1996 and the balance sheet data at September 30, 1998, 1997 and 1996 are derived from financial statements not included in this Report. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's financial statements (including the related notes thereto) contained elsewhere in this Report.

                                                               FISCAL YEARS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------------
                                                    2000            1999             1998             1997            1996
                                                -----------    ------------     ------------     ------------     -----------
OPERATING DATA:
From Continuing Operations:
  Revenues                                      $19,027,446    $ 14,766,075     $ 16,213,904     $ 11,111,142     $ 8,414,005
  Operating Profit (Loss)(1)(4)                   1,982,280         567,776         (904,334)         215,420         120,813
  Income (Loss) from
    Continuing Operations(1)(4)                   1,325,421         362,307         (589,887)         237,709         197,591
Net Income (Loss)(1)(3)(4)                      $ 1,325,421    $    362,307     $   (589,887)    $    237,709     $   508,683
Diluted Earnings (Loss) Per Share: (1)(2)(4)
  Continuing Operations (Loss)                  $       .56    $        .17     $       (.28)    $        .10     $       .07
  Net Income (Loss) (3)                         $       .56    $        .17     $       (.28)    $        .10     $       .19

BALANCE SHEET DATA:
Cash and Short-Term Investments                 $ 5,784,500    $  1,124,685     $  1,351,542     $  1,975,040     $ 4,458,337
Working Capital                                  10,933,683       5,374,231        4,993,455        5,271,320       5,480,452
Total Assets                                     17,483,260       8,744,558        9,325,479        9,355,092       8,458,614
Total Current Liabilities                         4,666,787       1,747,513        2,530,723        2,108,165       1,568,994
Long-Term Obligations                               236,590         286,828          347,667          318,721         265,355
Retained Earnings
  (Accumulated Deficit)                             923,463        (401,958)        (764,265)        (174,378)       (412,087)
Shareholders' Equity                             12,579,883       6,710,217        6,447,089        6,928,206       6,624,265


(1) The results for the fiscal years 1998, 1997 and 1996 include approximately $170,000, $85,000 and $132,000, respectively, of expenses related to the photo-assisted CVD research and development project suspended at the end of fiscal 1998. In addition, in fiscal 1998 the Company took a charge of $184,000 for the write-off of certain long-lived assets.

(2) The results shown have been restated to reflect the one-for-two reverse split of Common Stock that was effective March 15, 1999.

(3) The results for fiscal 1996 include $311,092 of income from and gain on the disposal of discontinued operations.

(4) Income from continuing operations for fiscal 1997 includes a $115,487 gain from the disposition of the Company's interest in the Seil Semicon joint venture. Income from continuing operations for fiscal 1996 includes the Company's $65,063 equity in the losses of the Seil Semicon joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

STRATEGY FOR EXPANSION AND CAPITAL RESOURCES

      The Company is engaged primarily in the manufacture and marketing of several items of capital equipment, spare parts and related consumables used in the fabrication of semiconductor chips. The business is comprised of two segments, polishing supplies and semiconductor equipment. The polishing supplies segment sells polishing supplies and equipment to manufacturers of silicon wafers, the raw material used in the manufacture of semiconductor chips and optical components of high-speed telecom switches. The semiconductor equipment segment sells capital equipment used in the fabrication of semiconductor chips and optical components. Some of the products of the polishing supplies segment, comprising approximately 15% and 13% of consolidated sales in fiscal 2000 and 1999, respectively, are also sold for use in the production of optics, wireless communications, memory disk media, ceramics and other products. The Company also provides contract semiconductor manufacturing support services, accounting for an estimated 2% and 3% of consolidated sales in fiscal 2000 and 1999, respectively. The Company intends to expand its revenue and operating profits derived from the sale of polishing supplies and equipment sold to manufacturers of silicon wafers and semiconductor production equipment sold to fabricators of semiconductors and optical components. For purposes of this analysis and segment reporting, the manufacture support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company's investment in each, and actual corporate expenses are aggregated in the semiconductor equipment segment.

There are several components to the Company's growth strategy. The Company is seeking to expand its revenue and operating profits through the development of new products that serve these markets and to further penetrate these and other markets with existing and new products. During the fourth quarter of fiscal 2000, the Company received in excess of $8 million of orders for semiconductor production equipment from manufacturers of optical components. This is a significant new market for the Company, which is expected to significantly contribute to higher revenues in fiscal 2001. The Company also sells production equipment to the manufacturers of solar cells. During July 2000, Amtech launched two new automation products, the S-300 and E-300, in order to expand and further penetrate the markets for its products. These are just a few examples of how Amtech continues to seek out new markets for its existing products and further penetrates existing markets with its current and new products based on exiting technologies.

      Acquisitions. The acquisition of new businesses or products is a significant part of the Company's growth strategy. During fiscal 1995, the Company hired engineers that had been employees of the former Tempress, B.V., developed its first models of the Tempress(R) diffusion furnace product and started Tempress Systems operations in The Netherlands. That operation has grown significantly, particularly during fiscal 2000, and now is a major contributor to the Company's revenues and profit. Similarly, in July 1, 1997, the Company acquired substantially all of the assets and related liabilities of P.R. Hoffman Machine Products Corporation. The total cost of the acquisition, including the liabilities assumed and related transaction costs, was $3,505,000, including the estimated contingent purchase price accrued during fiscal 2000. See Note 3 to the Consolidated Financial Statements, included herein, for further details of the acquisition.

      During the fourth quarter of fiscal 1997, the Company began providing contract semiconductor manufacturing support services, which is included in the semiconductor production equipment (and services) segment. Although the Company is currently providing such services to only one customer, its fiscal 2000 revenue attributable to such services was $435,000 and the operation is making a positive contribution to operating profit.

      Furthermore, the Company continues to evaluate other potential product or business acquisitions that might complement its existing business. Based upon the Company's acquisition criteria, such an acquisition could require more capital resources than used to acquire P.R. Hoffman. The determination of the appropriateness of a potential acquisition is expected to take into consideration many factors, including the status and potential capital requirements for developing a new technology asher, the economic terms of the acquisition under review, and the potential synergy of the business opportunity with the Company's existing business. Net proceeds of $4.6 million from a private placement completed in September 2000 and a much higher market price for the Company's common stock, compared to September 1999, have increased the capital resources the Company has to implement its growth strategy. Because the Company has almost no debt, it is also possible that Amtech could raise additional capital by negotiating term loans. In October 2000, the Company secured a $2 million line of credit, adding further to its resources for financing growth.

      Research and Development. In fiscal 1994, the Company added research and development of new technologies to its on-going development of new products and product improvements based on existing technologies. From fiscal 1994 through the end of fiscal 1998, the new technology under investigation consisted of photo-assisted CVD (chemical vapor deposition) research conducted by and in conjunction with the University of California at Santa Cruz (the "University"). The University studied several generations of higher intensity light sources, none of which yielded results that would enable the Company to produce a commercially viable product. The Company's aggregate expenditures on photo-assisted CVD development from fiscal 1994 through September 30, 1998 were $743,000. While this research was partially successful, it was suspended indefinitely effective September 30, 1998, until such time as reliable higher intensity lamps are available and success appears more probable.

      Beginning in fiscal 1999, the Company began research on a new technology asher. In November 1999, the Company announced a joint product development agreement with PSK Tech, Inc., to develop a new technology ashing machine using Amtech's damage-free technology and PSK Tech's expertise in the design of ashers and asher processes. During fiscal years 2000, 1999 and 1998, the Company expended a total of $477,000, $268,000 and $438,000, respectively, on research and development of new semiconductor production equipment products and improvement to current products, based on new and existing technologies. The Company intends to make these types of expenditures in the foreseeable future. Should the new technology asher prove to be feasible, expenditures on research and development are expected to increase starting in the second half of fiscal 2001. The Company may approve new projects of that nature, depending on their merit and anticipated effect on earnings. Any expenditure made with respect to the development of products and services will negatively impact the Company's future operating results until such project achieves profitability, if ever.

      The Company's currently available cash and short-term investments are expected to be sufficient for existing operations, planned research and development and possibly an acquisition depending on size. Therefore, significant unplanned development of new products or larger acquisitions may require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

RESULTS OF OPERATIONS

       The following table sets forth certain operational data as a percentage of net revenue for the three fiscal years ended September 30, 2000:

                                            Fiscal Years Ended
                                              September 30,
                                    ------------------------------------
                                      2000           1999           1998
                                    ------         ------         ------
Net revenue                          100.0%         100.0%         100.0%
Cost of product sales                 65.2           71.8           77.0
                                    ------         ------         ------
     Gross margin                     34.8           28.2           23.0

Selling, general and
  administrative expenses             21.9           22.6           25.9
Research and development               2.5            1.8            2.7
                                    ------         ------         ------
     Operating profit (loss)          10.4%           3.8%          (5.6)%
                                    ======         ======         ======



FISCAL 2000 COMPARED TO FISCAL 1999

            Revenues. Consolidated revenues were $19,027,000 in fiscal 2000, an increase of $4,261,000, or 29%, compared to $14,766,000 in fiscal 1999. This is a record for the Company's current businesses. The increase in consolidated revenues in fiscal 2000 was due primarily to increased capital spending and the higher operating levels by the semiconductor industry, which benefited both operating segments. Revenues of the semiconductor equipment segment increased by $2,007,000, or 23%, to $10,860,000 in fiscal 2000 from $8,853,000 in fiscal
1999. The higher revenues of the semiconductor equipment segment resulted primarily from revenue growth from the sale of IBAL automation products. During fiscal years 2000 and 1999, revenues of the polishing supplies segment were $8,168,000 and $5,913,000, respectively, an increase of $2,255,000, or 38%.
Revenues for the fourth quarter ended September 30, 2000 were $5,922,000, 35% higher than in the fourth quarter of the previous fiscal year and a record for quarterly revenues. The first shipments of the more than $8 million in orders from optical component manufacturers, a new market for the Company's semiconductor equipment segment, occurred in the fourth quarter, contributing to the record revenues for the quarter and fiscal year.

            Gross Margins. Consolidated gross margin was $6,629,000 in fiscal 2000 or $2,463,000, or 59%, higher compared to the gross margin of $4,166,000 in fiscal 1999. As a percentage of sales, the consolidated gross margin was 35% of sales in fiscal 2000, compared to 28% in fiscal 1999, which is attributable to improved profitability of both segments, as discussed below. Approximately one-half of the 59% increase in gross margin resulted from the 29% increase in revenue discussed above.

            While the semiconductor equipment segment accounted for 47% of the higher consolidated revenues, it contributed 59% of the increase in consolidated gross margin. The gross margin of the semiconductor segment increased by 54% on 23% higher revenues, primarily due to an improved product mix, increased efficiencies and less intense price competition. As a result of those factors, gross margin as a percentage of semiconductor equipment product sales increased to 38% in fiscal 2000, from 30% in fiscal 1999.

            The gross margin of the polishing supplies segment was 68% higher in fiscal 2000, compared to the previous year, partially due to the 38% increase in sales volume. The rest of the increase in revenue resulted from improved margin as a percentage of revenue. The gross margin as a percentage of sales for the polishing supplies segment increased to 31% in fiscal 2000, from 25% in fiscal 1999, primarily as a result of lower unit costs of materials and subcontract costs, improved labor efficiencies and a more favorable product mix. The lower material costs is partially due to a change in suppliers. However, much of the unit cost reductions are attributable to larger orders and the cost efficiencies from longer production runs, which reduces the cost of scrap and set-ups.


            Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased by $840,000, or 25%, to $4,170,000 in fiscal 2000, from $3,330,000 in fiscal 1999. The selling, general and administrative expenses attributable to the semiconductor equipment segment increased $534,000 as a result of a 29% increase in personnel costs and a 113% increase in commission and royalty expense; which was partially offset by a 1% decrease in other expenses. The selling, general and administrative expenses attributable to the polishing supplies segment increased $306,000 as a result of the 114% increase in commissions and royalties on the increased sales volume, and higher sales personnel costs arising from additions to the sales and marketing staff. Commission expense varies based upon the geographic regions in which the sales occur, as some sales represent direct sales and others are through sales representatives. Since the rate of growth in consolidated revenues exceeded the rate of increase in consolidated selling, general and administrative costs in fiscal 2000, the total of these expenses decreased as a percentage of consolidated revenues to 22% in fiscal 2000 from 23% in fiscal 1999. See Strategy for Expansion and Capital Resources -- Research and Development for a discussion of research and development expenses.

            Operating Profit. The semiconductor equipment industry continued its cyclical recovery in fiscal 2000. As a result of this recovery, customer acceptance of the Company's new product offerings, and other factors discussed above, the Company earned $1,982,000 operating profit in fiscal 2000, compared to an operating profit of $568,000 in fiscal 1999, an increase of 249%. Both segments contributed nearly equally to consolidated operating profit in both fiscal years. For the semiconductor equipment segment operating profit as a percentage of revenue increased to 9% from 3% in the prior fiscal year. For the polishing supplies segment operating profit as a percentage of revenue increased to 12% from 5% in the prior year, as a result of the increased sales volume and cost reductions discussed above.

            Income before income taxes includes operating income, discussed above, and net interest income. Net interest income was $93,000 in fiscal 2000, compared to $35,000 in fiscal 1999, an increase of $58,000, or 166%. The increase in interest income is the result of a higher average cash balance in fiscal 2000, partially due to the private placement in September 2000 and interest received on refunded income taxes. As a result, income before income taxes increased to $2,075,000, or 11% of consolidated revenue, compared to $602,000, or 4% of consolidated revenue, in fiscal 1999.

            Net income. The income tax provision is $750,000 in fiscal 2000, compared to $240,000 in fiscal 1999. The effective tax rate in fiscal 2000 is 36%, compared to 40% in fiscal 1999. In both years the effective tax rate is higher than the 34% statutory rate primarily due to the differences between income for financial reporting and taxable income and in fiscal 1999, the provision for state income taxes. The reason for the decline in the effective tax rate in fiscal 2000 is that the Company reversed the $93,000 valuation allowance for deferred state income taxes in the fourth quarter, based upon its belief that it is more likely than not that those deferred tax benefits will ultimately be realized. After taking into consideration the income tax provision, the fiscal 2000 net income is $1,325,000, or $.56 per diluted share, compared to $362,000, or $.17 per share, in fiscal 1999.

            Trends. As a result of the Company's entry into the optical component equipment market, positive customer response to the Company's new IBAL automation products, and the current level of demand from the semiconductor industry for the Company's previously existing products, annualized consolidated revenue for the last quarter of fiscal 2000 was $23,690,000, or 25% higher than the fiscal 2000 revenue of $19,027,000.
Furthermore, the backlog at September 30, 2000 was $14,499,000, compared to $3,759,000 at September 30, 1999 and $14,151,000 at June 30, 2000. As a result of these factors, the Company believes that the value of shipments for fiscal 2001 could exceed the amount computed by annualizing the fourth quarter revenues of fiscal 2000, because fiscal 2001 is expected to benefit more from the increase in orders from the optical component market and for the new IBAL products than reflected by the fourth quarter revenue. Accordingly, the Company believes that the growth in shipments will continue into fiscal 2001. However, no assurance can be given regarding that forecast or how long the current trend will continue. See "Accounting Pronouncements Not Yet Adopted," below, regarding how such pronouncements might adversely affect reported revenue in fiscal 2001.

            During fiscal 2000, approximately $131,000 of net income was earned in the first quarter, $267,000 in the second quarter, $292,000 in the third quarter, and $635,000 in the fourth fiscal quarter. In fiscal 2001, the Company is increasing its hiring in order to meet higher demand for its products, which may result in a loss of some of the labor efficiencies gained in fiscal 2000. The Company may also incur increased costs from its vendors either because they use pricing to allocate their available capacity or as they attempt to pass on cost increases caused by general inflation. State income tax expense will increase as a percentage of before tax income in fiscal 2001, because the Company's Arizona state net operating loss carryforwards have been nearly fully utilized and the Company will not have any items comparable to the $93,000 fourth quarter reversal of the valuation allowance for deferred state income taxes. As a result the effective tax rate for fiscal 2001 is expected to be approximately 38%.

However, in light of the current level of expansion in the semiconductor industry, the historically high backlog level, the Company's new IBAL automation products, and the expansion into optical component equipment market, discussed above, the Company believes the value of shipments in fiscal 2001 will exceed $24 million and therefore net income for fiscal 2001 will be at least at or near the annualized level experienced in the last quarter of fiscal 2000, based upon the application of the accounting principles described in the Company's financial statements for the three years ended September 30, 2000. However, should revenues plateau at $23.7 million in fiscal 2001, net income for that year will be less than $2,540,000, the annualized net income of the fourth quarter of fiscal 2000, because of the anticipated increases in costs and the effective tax rate, described above. Since September 30, 2000, a customer has cancelled a $894,000 order. Two customers representing 43% of the November 30, 2000 backlog have opened discussions regarding potentially delaying the shipment of orders currently in the backlog. Although these forward looking statements and the order backlog as of November 30, 2000, reflect that cancelled order, further significant cancellations or postponed shipments or a slowdown in the semiconductor industry would materially and adversley affect the Company's results of operations, causing them to fall significantly below that indicated. The Company has not evaluated the effects of Staff Accounting Bulletin No. 101 ("SAB No. 101"), as the industry lacks sufficient consistent guidance on its application. Therefore, these forward-looking statements do not take into consideration that accounting pronouncement. See "Accounting Pronouncements Not Yet Adopted," below. How SAB No. 101 is applied to Amtech's operations may materially and adversely affect the Company's results of operations, causing them to fall significantly below that indicated here.

            The Company has been and will continue to be affected by trends in the semiconductor industry. The revenue of our semiconductor equipment segment, which accounts for more than 50% of consolidated revenues, is comprised of horizontal diffusion furnaces and our Processing/Robotic product line. Our Processing/Robot product line is useable only with horizontal diffusion furnaces. There is a trend in the semiconductor industry, related to the trend to produce smaller chips, toward the use in semiconductor manufacturing facilities of newer technology, such as vertical diffusion furnaces. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers. Because of this trend, we had expected that demand for our horizontal diffusion furnaces would decline. We believe this trend has not adversely affected us yet primarily because:

      - we have received significant orders for our horizontal diffusion furnaces from optical component manufacturers, a new market for us;

      - we have experienced increased demand from manufacturers that do not require the more expensive vertical furnaces for certain processes, such as from manufacturers of wireless communication chips and micro-controllers used in a number of consumer applications; and

      - we believe that because of improvements in automation for horizontal diffusion furnaces, such as our robotic product line, horizontal diffusion furnaces may be becoming a more favorable alternative to the vertical furnaces than they previously had been for certain processes.

However, to the extent that the trend to use vertical diffusion furnaces over horizontal diffusion furnaces continues, our revenues may decline and our ability to generate income may be adversely affected.

            Furthermore, the Company's semiconductor equipment products may be used to upgrade, retro-fit or replace existing horizontal furnaces in order to extend their useful lives or otherwise avoid the necessity for the customer to acquire more expensive vertical furnaces. Horizontal furnaces are also sold for use in new facilities that do not require vertical furnaces for the particular process. Another important factor is the growth of semiconductor manufacturing using the less capital-intensive horizontal diffusion furnaces in the manufacturing of solar cells, and for other less demanding processes, which could further prolong the commercial life of the Company's existing semiconductor equipment products.

            The Company's products tend to serve niche markets. Accordingly, future revenues are and will continue to be dependent upon increasing market share in existing markets; identifying and penetrating new markets such as optical component manufacturers and producers of solar cells; and the introduction or acquisition of new products. Examples include sales of standard and ultra-high temperature diffusion furnaces to manufacturers of optical components, a new market for the Company, and the two new IBAL automation products introduced during fiscal

2000. Product or business acquisitions are also a part of the Company's strategy for growth, as evidenced by the acquisition of P.R. Hoffman's product line of double-sided precision lapping and polishing machines and related consumable products in the fourth quarter of fiscal 1997. The Company is pursuing acquisitions of other businesses or products that complement its existing product lines.

            The semiconductor industry upon which the Company's business depends is highly cyclical. The adverse effects of the last industry slow-down were partially offset by the operating results of P.R. Hoffman, acquired July 1, 1997. Thus the acquired operation was included for all of fiscal 1998, the year the slow down began, compared to one quarter of the preceding year. That operation has a higher percentage of consumable sales than sales of capital equipment. The Company believes that sales of consumable products are somewhat less volatile than that of capital equipment. Also, because the sales of consumable products are closely tied to the production levels of the semiconductor industry, the Company is alerted to and can react more quickly to changes within the industry. Further, Amtech's sales of equipment to producers of solar cells and more recently optical components provides a diversification of markets, which may partially protect the Company from the semiconductor industry's cycles. However, the majority of the Company revenues is dependent on the semiconductor industry and will continue to be affected by the cycles of that industry, as well as the cycles of the solar and optical industries.


FISCAL 1999 COMPARED TO FISCAL 1998

            Revenues. Consolidated revenues decreased by $1,448,000, or 9%, to $14,766,000 in fiscal 1999 from $16,214,000 in fiscal 1998. Revenues of the semiconductor equipment segment decreased by $1,413,000, or 14%, to $8,853,000 in fiscal 1999 from $10,266,000 in fiscal 1998. The decline in sales of capital equipment by the semiconductor equipment segment accounted for nearly all of the reduction in consolidated revenues and was caused by the industry slowdown that began in fiscal 1998. During fiscal years 1999 and 1998, revenues of the polishing supplies segment were $5,913,000 and $5,948,000, respectively, representing a year-to-year decline of less than 1%. The polishing supplies segment was the first to be affected by the industry slowdown and the first to benefit from the recovery the industry is currently experiencing.

            Gross Margins. Despite a 9% decline in consolidated revenues, the consolidated gross margin increased by $443,000, or 12%, in fiscal 1999. All of the increase in gross margin was attributable to the semiconductor equipment segment. The gross margin as a percentage of semiconductor equipment product sales increased to 30% in fiscal 1999, from 22% in fiscal 1998, as a result of decreased labor and overhead costs and a more favorable product mix. In fiscal 1999, the revenues and gross margin of the polishing supplies segment remained at nearly the same levels as in fiscal 1998. As a percentage of sales, the consolidated gross margin was 28% of sales in fiscal 1999, compared to 23% in fiscal 1998, which also is attributable to improved profitability of the semiconductor equipment segment discussed above.

            Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased by $859,000, or 21%, to $3,330,000 in fiscal 1999, from $4,189,000 in fiscal 1998. The selling, general and administrative expenses of the semiconductor equipment segment decreased $648,000 as a result of the following factors: (i) the reduction of personnel and other costs; (ii) reduction of expenses related to evaluating potential acquisitions; and (iii) no fiscal 1999 charge comparable to the $184,000 charge taken by the Company in fiscal 1998 for the write-off of a demonstration unit. The selling, general and administrative expenses of the polishing supplies segment decreased $211,000 as a result of the Company's cost reduction program implemented in the last quarter of fiscal 1998. As a result of these cost reductions, consolidated selling and general expenses declined to 23% of revenue in fiscal 1999 as compared to 26% of revenue in fiscal 1998. Research and development expenses are discussed separately above.

            Operating Profit (Loss). The semiconductor equipment industry is experiencing a cyclical recovery. As a result of this recovery and other factors discussed above, the Company had an operating profit of $568,000 in fiscal 1999, compared to an operating loss of $904,000 in fiscal 1998. Revenues declined for both of the Company's operating segments in fiscal 1999, but operating income increased in both segments due to a cost reduction program implemented by the Company in the last quarter of fiscal 1998 and the first quarter of fiscal 1999. Income (loss) from continuing operations before income taxes includes operating income (loss), discussed above, and net interest income. Net interest income was $20,000 lower in fiscal 1999, as compared to fiscal 1998, due to a decline in cash balances during fiscal 1999. As a result of the above items, income from continuing operations before income taxes increased by $1,452,000 to $602,000 in fiscal 1999.

            Net income (loss). The income tax provision was $240,000 in fiscal 1999, compared to an income tax benefit of $260,000 in fiscal 1998, which resulted from the Company's net loss in 1998. The effective tax rate for fiscal 1999 was 40%, which is higher than the 34% statutory rate due to the provision for state income taxes and items that are not deductible for federal income taxes. See Note 10 to the Consolidated Financial Statements for further details including an analysis of the differences between the statutory rate and the effective rate for fiscal 1999 and 1998. After taking into consideration the income tax provision (benefit), the fiscal 1999 net income was $362,000, or $.17 per share, compared to a net loss of $590,000, or $(.28) per share, in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2000 and 1999, cash and cash equivalents were $5,785,000 and $1,125,000, respectively. The fiscal 2000 increase in cash and cash equivalents of $4,660,000 was primarily attributable to $4,616,000 of net cash proceeds realized from a private placement of the Company's Common Stock in September 2000. The Company believes there is sufficient liquidity for current operations and it expansion plans. See "Plans for Expansion and Capital Resources," above, for an explanation of factors that would give rise to requirements for additional sources of liquidity and working capital, and possible sources to meet those needs.

            Working capital at September 30, 2000 was $10,934,000, an increase of $5,560,000, compared to the $5,374,000 of working capital at September 30, 1999. The ratio of current assets to current liabilities decreased to 3.3:1 from 4.1:1, as of those same dates. Cash and cash equivalents comprise 33% of total assets and stockholders' equity accounts for 72% of total assets at September 30, 2000. These are measures of financial condition.


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No 133." This statement defers the effective date of SFAS No. 133 to the Company's quarter ending December 31, 2000. Management is in the process of evaluating the effects that SFAS Nos. 133 and 137 may have on the Company's results of operations or financial position.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs.
The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. The Company, in conjunction with the semiconductor capital equipment industry association, is seeking clarification on the requirements of SAB No. 101 as they relate to the semiconductor capital equipment industry. As a result, management has not completed its evaluation of the effects that SAB No. 101 will have on the Company's income statement presentation, operating results or financial position. However, management believes that SAB No. 101, to the extent that it affects Amtech, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Its operations in the United States are conducted in United States dollars. The Company's operation in The Netherlands, a component of the semiconductor equipment segment, conducts business primarily in The Netherlands' guilder, the United States dollar and the British pound. As of January 1, 1999, the European Union, of which The Netherlands is a member, established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. Certain other European currencies in which the Company's Netherlands operation conducts business also have fixed exchange rates with the Euro. Currently, the functional currency of the Company's Netherlands operation is The Netherlands guilder. It is anticipated, by the end of the three year transition period, the functional currency of that operation will be the Euro.

            The Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of September 30, 2000, the Company did not hold any stand alone or separate derivative instruments. The Company incurred a net foreign currency transaction gain of $25,000 in fiscal 2000 and losses of $83,000 and $11,000 in fiscal 1999 and 1998, respectively. The Company's investment in and advances to its Netherlands' operation total $1,528,000. A 10% change in the value of The Netherlands guilder relative to the United States dollar would cause a $153,000 foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity. During fiscal 2000, The Netherlands operation conducted net transaction, sales in excess of purchases, of approximately $980,000 denominated in United States dollars and $1,240,000 denominated in British pounds. A 10% change in both currencies could have affected before tax income by as much as $222,000. However, certain contracts denominated British pounds allow price adjustments should the exchange rate change by more than 3% during the term of the contract. Therefore, the Company believes that a 10% change in the exchange rates of both the United States dollar and the British pound would have affected before tax income by $135,000. The exposure to changes in exchange rates in fiscal 2001 could be significantly greater than indicated above, because of The Netherlands operation has over $8 million of backlog orders denominated in British pounds ($5.5 million) and United States dollars ($2.9 million). A 10% change in exchange rates on both currencies relative to The Netherlands guilder and price adjustments for any fluctuations in the British Pound in excess of 3% would be expected to affect before tax operating profit by approximately $455,000.

            When the value of The Netherlands guilder declines relative to the value of the United States dollar, operations in The Netherlands can be more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. When the value of The Netherlands guilder increases relative to the value of the United States dollar, operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in The Netherlands guilder or the Euro and to increase its purchases denominated in United States dollars. The Company estimates that its fiscal 2000 purchases and sales of this foreign operation that are denominated in currencies not linked to its functional currency, including United States dollars and British pounds, are approximately $3,400,000 and $1,300,000, respectively. Most of those purchases are denominated in United States dollars and provide a partial hedge against fluctuations in exchange rates on sales denominated in that currency. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations and due to protection from exchange rate fluctuations provided in certain sales contracts, the Company does not hedge against the effects of exchange rate changes on future transactions. The Netherlands guilder is near its historically low value relative to the United States dollar, giving the Company's operation based in The Netherlands a competitive advantage over other suppliers based in the United States. However, a future increase in the relative value of The Netherlands guilder could have a materially adverse effect on future results of the Company's operations.

            The polishing supplies segment makes annual purchases of approximately $600,000 through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly affected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the United States dollar would affect the cost of this segment's purchases by $60,000.

FORWARD-LOOKING STATEMENTS

            The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the semiconductor equipment industry will not enter a period of slowdown during fiscal 2001, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) the Company will not, either directly or indirectly, incur any material Year 2000 issues, (o) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries, and (p) the effects of adopting SAB No. 101 will largely be offset by increased sales. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX


                                                                                       Page
Report of Independent Public Accountants........................................        29

Financial Statements -


   Consolidated Balance Sheets
   September 30, 2000 and 1999..................................................        30

   Consolidated Statements of Operations for
   the years ended September 30, 2000, 1999 and 1998............................        31

   Consolidated Statements of Stockholders'
   Equity for the years ended September 30,
   2000, 1999 and 1998..........................................................        32

   Consolidated Statements of Cash Flows for
   the years ended September 30, 2000, 1999 and 1998............................        33

   Notes to Consolidated Financial Statements
    September 30, 2000, 1999 and 1998...........................................        34

Financial Statement Schedule for the years ended September 30, 2000, 1999 and
   1998:

   Schedule II - Valuation and Qualifying Accounts..............................        45


      All Schedules, other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To AMTECH SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of AMTECH SYSTEMS, INC. (an Arizona corporation) and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/  ARTHUR ANDERSEN LLP
                                        ---------------------------
                                        ARTHUR ANDERSEN LLP





Phoenix, Arizona,
  December 15, 2000.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                                                            2000                1999
                                                                        ------------         -----------
                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                              $  5,784,500         $ 1,124,685
 Accounts receivable - net                                                 4,929,948           3,208,488
 Inventories                                                               4,229,546           2,259,657
 Deferred income taxes                                                       577,000             421,000
 Income taxes refundable                                                          --              34,000
 Prepaid expenses                                                             79,476              73,914
                                                                        ------------         -----------
          Total current assets                                            15,600,470           7,121,744

PROPERTY, PLANT AND EQUIPMENT - net                                        1,093,707           1,098,313

GOODWILL AND OTHER ASSETS -  net                                             789,083             524,501
                                                                        ------------         -----------
          TOTAL ASSETS                                                  $ 17,483,260         $ 8,744,558
                                                                        ============         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $  2,144,197         $   627,445
  Accrued compensation and related taxes                                     635,354             458,277
  Accrued warranty expense                                                   218,693             146,590
  Accrued installation expense                                               266,101             196,349
  Deferred revenue and deposits                                              245,663              83,242
  Income taxes payable                                                       670,000                  --
  Other accrued liabilities                                                  486,779             235,610
                                                                        ------------         -----------
          Total current liabilities                                        4,666,787           1,747,513
                                                                        ------------         -----------

LONG-TERM OBLIGATIONS                                                        236,590             286,828
                                                                        ------------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                                    --                  --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
    2,571,808 (2,108,679 in 1999) shares issued and outstanding               25,718              21,087
  Additional paid-in capital                                              12,133,058           7,400,152
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation adjustment                      (502,356)           (309,064)
  Retained earnings (accumulated deficit)                                    923,463            (401,958)
                                                                        ------------         -----------
          Total stockholders' equity                                      12,579,883           6,710,217
                                                                        ------------         -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 17,483,260         $ 8,744,558
                                                                        ============         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Years Ended September 30, 2000, 1999 and 1998


                                                 2000               1999                1998
                                             -----------        -----------        ------------
Net product sales                            $19,027,446        $14,766,075        $ 16,213,904
Cost of product sales                         12,398,560         10,599,708          12,490,631
                                             -----------        -----------        ------------
         Gross margin                          6,628,886          4,166,367           3,723,273

Selling, general and administrative            4,169,631          3,330,348           4,189,387
Research and development                         476,975            268,243             438,220
                                             -----------        -----------        ------------
        Operating profit (loss)                1,982,280            567,776            (904,334)

Interest income - net                             93,141             34,531              54,447
                                             -----------        -----------        ------------

Income (loss) before income taxes              2,075,421            602,307            (849,887)
Income tax provision (benefit)                   750,000            240,000            (260,000)
                                             -----------        -----------        ------------

NET INCOME (LOSS)                            $ 1,325,421        $   362,307        $   (589,887)
                                             ===========        ===========        ============




EARNINGS (LOSS) PER SHARE:
  Basic                                      $       .61        $       .17        $       (.28)
  Weighted average shares outstanding          2,158,562          2,109,815           2,106,741

  Diluted                                    $       .56        $       .17        $       (.28)
  Weighted average shares outstanding          2,336,497          2,189,201           2,106,741


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                                        COMMON STOCK                    ACCUMULATED     RETAINED
                                              ----------------------      ADDITIONAL       OTHER        EARNINGS         TOTAL
                                                 NUMBER                    PAID-IN     COMPREHENSIVE  (ACCUMULATED    STOCKHOLDERS'
                                               OF SHARES     AMOUNT        CAPITAL     INCOME (LOSS)     DEFICIT)        EQUITY
                                              ----------    --------    ------------    -----------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1997                  2,092,553    $ 20,925    $  7,366,112    $  (284,453)   $  (174,378)   $  6,928,206

  Net loss                                            --          --              --             --       (589,887)       (589,887)
  Translation adjustment                              --          --              --         68,115             --          68,115
                                                                                                                      ------------
     Comprehensive loss                                                                                                   (521,772)
                                                                                                                      ------------

 Stock options exercised                           9,000          90          16,160             --             --          16,250
 Employee stock bonus -
      net of stock repurchases                     8,750          88          24,317             --             --          24,405
                                              ----------    --------    ------------    -----------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1998                  2,110,303      21,103       7,406,589       (216,338)      (764,265)      6,447,089

  Net income                                          --          --              --             --        362,307         362,307
  Translation adjustment                              --          --              --        (92,726)            --         (92,726)
                                                                                                                      ------------
       Comprehensive income                                                                                                269,581
                                                                                                                      ------------

 Employee stock bonus -
      net of stock repurchases                    (1,624)        (16)         (6,437)            --             --          (6,453)
                                              ----------    --------    ------------    -----------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1999                  2,108,679      21,087       7,400,152       (309,064)      (401,958)      6,710,217

  Net income                                          --          --              --             --      1,325,421       1,325,421
  Translation adjustment                              --          --              --       (193,292)            --        (193,292)
                                                                                                                      ------------
       Comprehensive income                                                                                              1,132,129
                                                                                                                      ------------

  Issuance of common
    stock - net of related expenses              383,000       3,830       4,612,117             --             --       4,615,947
  Stock options exercised and other,
    including a $59,000 related tax benefit       80,129         801         120,789             --             --         121,590
                                              ----------    --------    ------------    -----------    -----------    ------------

BALANCE AT SEPTEMBER 30, 2000                  2,571,808    $ 25,718    $ 12,133,058    $  (502,356)   $   923,463    $ 12,579,883
                                              ==========    ========    ============    ===========    ===========    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                  2000                1999                1998
                                                               -----------         -----------         -----------
OPERATING ACTIVITIES:
  Net income (loss)                                            $ 1,325,421         $   362,307         $  (589,887)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                294,122             312,371             361,046
      Provision for inventory and receivable write-offs             76,851             142,490             135,642
      Loss on disposals of long-lived assets                           431                  --             183,872
      Deferred income taxes                                       (156,000)            (28,000)           (120,000)
  (Increase) decrease in:
      Accounts receivable                                       (1,973,716)           (473,383)            160,719
      Inventories, prepaid expenses and other assets            (2,593,647)            (60,958)           (429,450)
  Increase (decrease) in:
      Accounts payable                                           1,636,815            (542,561)            240,963
      Accrued liabilities and customer deposits                    846,877            (155,788)            244,643
      Income taxes payable                                         759,672             364,063            (522,059)
                                                               -----------         -----------         -----------
   Net Cash Provided By (Used In) Operating Activities             216,826             (79,459)           (334,511)
                                                               -----------         -----------         -----------

INVESTING ACTIVITIES:
  Maturities of short-term investments - net                            --                  --             579,191
  Purchases of property, plant and equipment                      (322,292)           (158,232)           (310,962)
                                                               -----------         -----------         -----------
   Net Cash Provided by  (Used In) Investing Activities           (322,292)           (158,232)            268,229
                                                               -----------         -----------         -----------

FINANCING ACTIVITIES:
  Proceeds from stock options exercised and other                   62,590                  --              16,250
  Employee stock bonus  - net of stock repurchases                      --              (6,453)             24,405
  Net proceeds from private placement of common stock            4,615,947                  --                  --
  Payments on mortgage loan                                        (10,605)            (12,062)            (12,069)
                                                               -----------         -----------         -----------
   Net Cash Provided By (Used In) Financing Activities           4,667,932             (18,515)             28,586
                                                               -----------         -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             97,349              29,349              (6,611)
                                                               -----------         -----------         -----------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                        4,659,815            (226,857)            (44,307)
  Beginning of year                                              1,124,685           1,351,542           1,395,849
                                                               -----------         -----------         -----------
END OF YEAR CASH AND CASH EQUIVALENTS                          $ 5,784,500         $ 1,124,685         $ 1,351,542
                                                               ===========         ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                  $    12,805         $    10,169         $    15,731
     Income taxes paid (refunded)                                  143,000            (102,000)            387,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


(1)  NATURE OF OPERATIONS:

     Amtech Systems, Inc. (an Arizona corporation), P. R. Hoffman Machine Products, Inc., a wholly-owned subsidiary formed in July 1997 ("P. R. Hoffman"), both based in the United States, and Tempress Systems, Inc., a wholly-owned subsidiary formed in September 1994 and based in The Netherlands ("Tempress"), comprise the "Company". The Company designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor industry, and in certain semiconductor fabrication processes. These products are sold to manufacturers of silicon wafers and semiconductors worldwide, particularly in the United States, Korea, and Northern Europe. The Company also provides semiconductor manufacturing support services.

     The Company serves a niche market in an industry which experiences rapid technological advances and which in the past has been very cyclical. Therefore, the Company's future profitability and growth depend on its ability to develop or acquire and market profitable new products and its ability to adapt to cyclical trends.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries,
P. R. Hoffman (see Note 3), and Tempress. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 2000 presentation.

     REVENUE RECOGNITION - Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose requested by the customer to not ship the product, the product is complete and ready for shipment and is segregated from existing inventory and there are no material contingencies. Upon shipment, the Company recognizes all revenue and accrues the estimated costs of installation.

     Service revenues are recognized as services are performed.

     CASH EQUIVALENTS - Cash equivalents consist of money market mutual funds, time certificates of deposit and U.S. treasury bills. The Company considers certificates of deposit and treasury bills to be cash equivalents if their original maturity is 90 days or less.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory as of September 30, 2000 and 1999 are as follows:


                                 2000              1999
                              ----------        ----------
      Purchased parts         $1,931,524        $1,237,348
      Work-in-progress         1,874,818           605,769
      Finished goods             423,204           416,540
                              ----------        ----------
                              $4,229,546        $2,259,657
                              ==========        ==========

     PROPERTY, PLANT AND EQUIPMENT - Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation expense for fiscal years 2000, 1999 and 1998 was approximately $241,000, $256,000 and $273,000, respectively.

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

     Due to model changes in 1998, the Company reviewed a Tempress diffusion furnace built for use at tradeshows and determined that the net present value of expected cash flows from this furnace were less than the carrying value of the asset. Accordingly, a loss of $184,000, the cost of the furnace less accumulated depreciation, was included in selling, general and administrative expense in fiscal 1998.

     The following is a summary of property, plant and equipment as of September 30, 2000 and 1999:

                                              2000                1999
                                          -----------         -----------
      Land, building and leasehold        $   545,633         $   588,324
      improvements
      Equipment and machinery               1,191,298           1,046,247
      Furniture and fixtures                  532,677             471,884
                                          -----------         -----------
                                            2,269,608           2,106,455
      Accumulated depreciation             (1,175,901)         (1,008,142)
                                          -----------         -----------
                                          $ 1,093,707         $ 1,098,313
                                          ===========         ===========

     GOODWILL - The purchase price in excess of net assets acquired, commonly referred to as goodwill, is being amortized over fifteen years using the straight-line method. Goodwill amortization was approximately $37,000 per year for fiscal years 2000, 1999 and 1998.

     WARRANTY - The Company provides free of charge a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. Warranty expense for fiscal 2000, 1999 and 1998 amounted to approximately $109,000, $190,000, and $240,000, respectively. Management believes this amount is sufficient for all future warranty costs on systems sold through September 30, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses product development costs as they are incurred. The Company's Research and Development expenses relate to the development of a new ashing machine, research on photo-assisted CVD (chemical vapor deposition) equipment and processes, the development of diffusion furnaces and the improvement of IBAL ("Individual Boats with Automated Loading") and other products.

     FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION - Financial information relating to the Company's foreign subsidiary is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Net income includes a gain from foreign currency transactions of $25,000 in 2000 and losses of $83,000 in 1999 and $11,000 in 1998. The functional currency of Tempress is The Netherlands guilder. The gains or losses resulting from the translation of Tempress' financial statements have been included as a separate component of stockholders' equity.

     INCOME TAXES - The Company files consolidated federal income tax returns and computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax law. (See Note 12).

     EARNINGS PER COMMON SHARE - The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). (See Note 13).

     Effective with the close of business on March 15, 1999, each two shares of the $0.01 par value common stock of the Company were converted and reclassified into one share. All shares and per share amounts have been restated to give effect for this one-for-two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

     STOCK-BASED COMPENSATION - The Company accounts for its employee stock-based compensation plans under SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits companies to record employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, under which no compensation cost is recognized and to disclose the pro forma effects on earnings and earnings per share as if the fair market value approach had been adopted. (See Note 14).

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the Company's current assets and current liabilities approximate fair value due to the short-term in which these instruments mature. The carrying value of the Company's long-term debt is not materially different than its fair value
(see Note 5).

      ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to the Company's quarter ending December 31, 2000. Management is evaluating the effects that SFAS Nos. 133 and 137 may have on the Company's results of operations or financial position.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. The Company, in conjunction with the semiconductor capital equipment industry association, is seeking clarification on the requirements of SAB No. 101 as they relate to the semiconductor capital equipment industry. As a result, management has not completed its evaluation of the effects that SAB No. 101 will have on the Company's income statement presentation, operating results or financial position. However, management believes that SAB No. 101, to the extent that it affects Amtech, will not affect the underlying strength or weakness of the Company's business operations as measured by the dollar value of its product shipments and cash flows.

(3)  PURCHASE OF P. R. HOFFMAN'S ASSETS:

     On July 1, 1997, the Company acquired substantially all of the assets and operating liabilities of P. R. Hoffman. P. R. Hoffman specializes in the development, manufacture and marketing of double-sided lapping and polishing machines and related consumables used in the manufacture of semiconductor silicon wafers.

     The former owner of P. R. Hoffman is entitled to additional payments equal to 50% of pretax income of the P. R. Hoffman operation in excess of $800,000 per year for a period of 5 years ending September 30, 2002, limited to a maximum aggregate of $2 million of such payments. Those payments are payable in cash or the Company's common stock, at the Company's option, with a minimum of thirty-five percent (35%) of such payments being either cash or registered shares. This additional consideration will be treated as part of the purchase price to the extent earned and will be amortized over the remainder of the fifteen-year period that began on the July 1, 1997 acquisition date. Contingent consideration of $313,000 was earned in fiscal 2000. No contingent consideration was earned in fiscal 1999 or 1998. The Company intends to use common shares to satisfy the fiscal 2000 earn-out obligation. For the purposes of the diluted earnings per share calculations, the number of shares to be issued was calculated based on a market price of $9.25 per share, the closing market price on December 12, 2000.

     As a part of the transaction, the Company subleases a 21,740 square foot building, located in Carlisle, Pennsylvania, from John R. Krieger, the Company's Director of Corporate Development and former owner of the P. R. Hoffman operation. The lease requires monthly payments of $10,300 on a triple net basis, expires on June 30, 2004, and includes an option to renew the lease for five successive one-year terms. Monthly lease payments increase to $10,700, $10,810 and $10,860 on July 1, 2001, 2002 and 2003, respectively. The Company also entered into an employment agreement with Mr. Krieger that requires payments of $150,000 per year and expires on June 30, 2001.


(4)  LINES OF CREDIT

     In October 1998, the Company obtained a line of credit in the amount of 750,000 of The Netherlands' guilders, approximately $300,000 as of September 30, 2000, at an interest rate of 2% over a Netherlands bank's basic interest rate, 5.5% as of September 30, 2000. The line of credit is secured by a $125,000 second lien on the Company's land and building in the Netherlands, and certain accounts receivable, which amounted to $1,328,000 as of September 30, 2000. As of September 30, 2000 and 1999, the unused portion of this line of credit was approximately $250,000 and $300,000, respectively.

     On October 20, 2000, the Company obtained an additional revolving line of credit of $2 million, with a variable interest rate of one-half percent over the lender's prime rate, for an interest rate of 10% as of the date of the agreement. The line of credit is subject to the terms and conditions described in the credit agreement and expires on October 19, 2001. The revolving line of credit is secured by substantially all of the assets of the Company, subject to the liens described above and in Note 5, Long-term obligations.


(5)  LONG-TERM OBLIGATIONS:

     Long-term debt included in long-term obligations includes a twenty-year mortgage secured by the Company's land and building located in The Netherlands. The non-current portion of the long-term debt was $142,000 and $185,000 as of September 30, 2000 and 1999, respectively. As of September 30, 2000, the collateral has a carrying value of $386,000. Principal payments of $11,000 per year are payable in The Netherlands guilder in 240 equal monthly payments, with the payments for fiscal 2001 included in accounts payable as of September 30, 2000. Interest is fixed at 6.95% through June 2001, after which the rate will be adjusted to the prevailing market rate. There is a penalty for prepayment of the loan prior to June 2001.


(6)  STOCKHOLDERS' EQUITY:

     On September 8, 2000, the Company issued 383,000 shares of common stock, and warrants to purchase an aggregate of up to 59,300 shares of common stock, pursuant to a Stock and Warrant Purchase Agreement and related commitments. One share and one warrant for one-tenth of a share were sold at a combined price of $13.75. An additional 21,000 warrants were issued to the placement agents. The warrants are exercisable at a price per share of $15.12 and expire at 11:59 p.m., Eastern Time, on September 8, 2005. The Company has registered the resale of the shares issued in the transaction, including most of those issuable upon exercise of the warrants. Gross proceeds in the transaction were $5,266,000. Net proceeds to the Company were $4,616,000.

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


(7)   COMMITMENTS AND CONTINGENCIES:

      Key suppliers include two steel mills, one domestic and one German, capable of meeting the material specification the Company requires; an injection molder that provides plastic insets for steel carriers; a pad supplier that produces a unique material used to attach semiconductor wafers to the polishing template (sole sourced from a Japanese company); and an adhesive manufacturer that supplies the critical glue used in the production of the semiconductor polishing templates. As of September 30, 2000, the Company had unconditional commitments to purchase $435,000 of steel. Due to minimum order quantities for this steel and long lead times, the Company has made purchase commitments that may be in excess of future production requirements, and it could take several years to use all of the steel commitments in production of the Company's products. These purchase commitments are not expected to result in any significant losses.

      The Company has engaged an investment banker to assist it in identifying potential acquisition candidates and to assist with financing transactions. Upon closing any transaction(s) prior to August 17, 2001, with one of the acquisition candidates introduced to the Company by the investment bankers prior to August 17, 2000 where the proceeds and/or aggregate consideration equal to $1 million or more in which the investment banker has earned a contingent fee, the Company will issue to the investment banker 100,000 five year warrants to purchase the Company's common stock. Warrants issued in connections with such transactions, if any, will have an exercise price of $2.625 per share and will be exercisable upon issuance.

      On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by the acquired operations since sometime prior to the date of acquisition. Therefore the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. Management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.


(8)   MAJOR CUSTOMERS AND FOREIGN SALES:

      The Company had no major customers accounting for more than 10% of sales for the fiscal year ended September 30, 2000. In fiscal 1999 and 1998, three different customers accounted for 10% or more of sales in those years, as follows:

                                    2000      1999       1998
                                    ----      ----       ----
      Customer 1                      --%       14%        --%
      Customer 2                      --        --         12
      Customer 3                      --        --         12
                                    ----      ----       ----
                                      --%       14%        24%
                                    ====      ====       ====

     Receivables from two customers comprise 40% of accounts receivable at September 30, 2000. Receivables from one customer comprised 16% of accounts receivable at September 30, 1999, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk".

     The Company's sales were to customers in the following geographic regions:

                                                        2000        1999        1998
                                                        ----        ----        ----
      United States & Canada (including 1%               61%         59%         55%
         or less to Central and South
         America)
      Far East (Korea, People's Republic of              19           5           8
         China, Taiwan, Japan, Singapore, Indonesia,
         Malaysia and India)
      Europe (including 1% or less to                    20          29          31
         Israel and Africa)
      Australia                                          --           7           6
                                                        ---         ---         ---
                                                        100%        100%        100%
                                                        ===         ===         ===

(9)  BUSINESS SEGMENT INFORMATION:

     The Company classifies its products into two core business segments. The semiconductor equipment segment which designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. The manufacture support service business and any difference between actual and budgeted corporate expenses are aggregated with the semiconductor equipment segment. Budgeted corporate expenses are allocated to the two segments based upon their revenue and the Company's investment in each. The polishing supplies segment, designs, manufactures and markets carriers, templates, and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments in 2000, 1999, and 1998 is as follows:

                                                   2000               1999                1998
                                               -----------        -----------        ------------
      Net product sales
        Semiconductor equipment                $10,859,625        $ 8,852,590        $ 10,266,265
        Polishing supplies                       8,167,821          5,913,485           5,947,639
                                               -----------        -----------        ------------
                                               $19,027,446        $14,766,075        $ 16,213,904
                                               ===========        ===========        ============
      Operating profit (loss)
        Semiconductor equipment                $   985,157        $   281,789        $   (985,614)
        Polishing supplies                         997,123            285,987              81,280
                                               -----------        -----------        ------------
      Total segment operating profit             1,982,280            567,776            (904,334)
      (loss)
        Interest income - net                       93,141             34,531              54,447
                                               -----------        -----------        ------------
      Income (loss) before income taxes        $ 2,075,421        $   602,307        $   (849,887)
                                               ===========        ===========        ============

                                               2000               1999              1998
                                           -----------        -----------        ----------
      Identifiable assets
        Semiconductor equipment            $13,460,752        $ 5,236,460
        Polishing supplies                   4,022,508          3,508,098
                                           -----------         ----------
                                           $17,483,260         $8,744,558
                                           ===========         ==========
      Capital expenditures
        Semiconductor equipment            $   206,740        $    90,036        $  255,478
        Polishing supplies                     115,552             68,196            55,484
                                           -----------        -----------        ----------
                                           $   322,292        $   158,232        $  310,962
                                           ===========        ===========        ==========
      Depreciation and amortization
      expense
        Semiconductor equipment            $   176,526        $   201,785        $  259,117
        Polishing supplies                     117,596            110,586           101,929
                                           -----------        -----------        ----------
                                           $   294,122        $   312,371        $  361,046
                                           ===========        ===========        ==========

     The Company has manufacturing operations in the United States and The Netherlands. Revenues, operating profit (loss) and identifiable assets by geographic region of the locations for the fiscal years ended 2000, 1999 and 1998 are as follows:

                                         2000                1999                 1998
                                     -----------        ------------         ------------
      Revenues
        United States                $13,923,506        $  9,307,085         $ 10,481,408
        The Netherlands                5,103,940           5,458,990            5,732,496
                                     -----------        ------------         ------------
                                     $19,027,446        $ 14,766,075         $ 16,213,904
                                     ===========        ============         ============
      Operating profit (loss)
        United States                $ 1,474,950        $    610,381         $   (376,754)
        The Netherlands                  507,330             (42,605)            (527,580)
                                     -----------        ------------         ------------
                                     $ 1,982,280        $    567,776         $   (904,334)
                                     ===========        ============         ============
      Identifiable assets
        United States                $13,952,931        $  6,528,205
        The Netherlands                3,530,329           2,216,353
                                     ------------       ------------
                                     $17,483,260        $  8,744,558
                                     ============       ============

(10)  LEASES:

     The Company leases buildings, vehicles and equipment. As of September 30, 2000, minimum rental commitments under noncancellable operating leases total $809,000, of which $246,000, $241,000, $224,000 and $98,000 are payable in fiscal years 2001, 2002, 2003 and 2004, respectively.

     Rental expense, net of sublease income, for fiscal years 2000, 1999 and 1998 was approximately $220,000, $231,000 and $234,000, respectively.

(11)  PROPRIETARY PRODUCT RIGHTS:

     The Company acquired the proprietary product rights to Atmoscan in 1983, which provides an improved method for the automatic loading of silicon wafers into diffusion furnaces. The Company agreed to pay the inventor royalties for a period of 17 years, which ended on November 22, 2000.


     Through the acquisition of the net assets of P. R. Hoffman (see Note 3), the Company acquired the license for the design of its steel carriers with plastic inserts for abrasive machining of silicon wafers. In 1995, P. R. Hoffman Machine Products Corporation licensed the patent rights from the patent holder.

     Royalty expense for all licenses included in cost of product sales totaled approximately $108,000, $73,000 and $82,000 in 2000, 1999 and 1998,
respectively.


(12)  INCOME TAXES:

     The provision for (benefit from) income taxes consists of:


                                  2000              1999              1998
                                ---------         ---------         ---------
      Current
        Domestic federal        $ 705,000         $ 250,000         $ (28,000)
        Foreign                   125,000           (25,000)         (133,000)
        Domestic state             76,000            43,000            21,000
                                ---------         ---------         ---------
                                  906,000           268,000          (140,000)
                                ---------         ---------         ---------
      Deferred
        Domestic federal          (89,000)          (31,000)          (70,000)
        Foreign                     3,000            13,000           (45,000)
        Domestic state            (70,000)          (10,000)           (5,000)
                                ---------         ---------         ---------
                                 (156,000)          (28,000)         (120,000)
                                ---------         ---------         ---------
                                $ 750,000         $ 240,000         $(260,000)
                                =========         =========         =========

     The provision for income taxes on continuing operations is different from the amount that would be computed by applying the United States corporate income tax rate to the income (loss) from operations before income taxes. The differences as of September 30 are summarized as follows:

                                               2000              1999              1998
                                            ---------         ---------         ---------
      Provision (benefit) at the            $ 706,000         $ 205,000         $(289,000)
      federal rate
      Effect of expenses not                   32,000            15,000            19,000
      deductible for tax
      State tax provision                     105,000            42,000           (38,000)
      Change in valuation allowance           (93,000)          (22,000)           54,000
      Other items                                  --                --            (6,000)
                                            ---------         ---------         ---------
      Income tax provision (benefit)        $ 750,000         $ 240,000         $(260,000)
                                            =========         =========         =========

     The tax assets (liabilities) comprising the net deferred tax asset as of September 30, 2000 and 1999 are as follows:

                                                2000              1999
                                             ---------         ---------
      Allowance for doubtful accounts        $  59,000         $  56,000
      Uniform capitalization of                112,000            58,000
      inventory costs
      Inventory write-downs not                147,000           125,000
      currently deductible
      Book vs. tax depreciation                 (7,000)            7,000
      Unrealized currency gains                 (7,000)           (4,000)
      State net operating loss                  13,000            50,000
        carryforwards
      Liabilities not currently                260,000           222,000
      deductible
      Valuation allowance                                        (93,000)
                                             ---------         ---------
                                             $ 577,000         $ 421,000
                                             =========         =========

     Management believes that it is more likely than not that the Company will realize all deferred tax assets.

(13)  EARNINGS (LOSS) PER SHARE:

     All EPS data presented have been restated as required by SFAS No. 128. EPS were calculated as follows:

                                                      2000                1999                  1998
                                                  -----------         -----------         -------------
      Net income (loss)                           $ 1,325,421         $   362,307         $    (589,887)
      Amortization of  contingent
         consideration (Note 3)                       (17,155)                 --                    --
                                                  -----------         -----------         -------------
                                                  $ 1,308,266         $   362,307         $    (589,887)
                                                  ===========         ===========         =============

      Weighted average shares outstanding:
       Common stock                                 2,158,562           2,109,815             2,106,741
       Common stock equivalents issuable
         upon exercise of warrants
         and stock options (1)                        144,053              79,386                    --
       Estimated common shares issuable as
         contingent consideration (Note 3)             33,882                  --                    --
                                                  -----------         -----------         -------------
                                                    2,336,497           2,189,201             2,106,741
                                                  ===========         ===========         =============
      Earnings (Loss) Per Share:
       Basic                                      $       .61         $       .17         ($        .28)
                                                  ===========         ===========         =============
       Diluted                                    $       .56         $       .17         ($        .28)
                                                  ===========         ===========         =============


      -------------

(1) Number of common stock equivalents calculated using the treasury stock method and the average market price during the period. Options and warrants on 143,300 shares and 1,492,500 shares had an exercise price greater than the average market price during the years ended September 30, 2000 and September 30, 1999, respectively, and therefore did not enter into the EPS calculation. In fiscal 1998, all options and warrants, totaling 1,685,792, were anti-dilutive due to the net loss and therefore did not enter into the EPS calculation. Of these options and warrants, 1,645,792 had an exercise price greater than the average market price during fiscal 1998.

(14)  STOCK-BASED COMPENSATION:

     STOCK WARRANTS - In fiscal 1995, the Company issued an aggregate of 1,312,500 redeemable warrants to the public (1,207,500) and the underwriter (105,000) in connection with a secondary public offering, which had an exercise price of $5.50 per share and expired on December 15, 1999. On December 15, 1999, the Company's Board of Directors extended the expiration date of the publicly traded redeemable warrants to January 14, 2000.

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

     On September 8, 2000 the Company issued 59,300 warrants to purchase one share each of the $.01 par value common stock in connection with the issuance of 383,000 shares of common stock. The warrants are exercisable at a price per share of $15.12 and expire on September 8, 2005.

        STOCK OPTION PLANS - The Board of Directors has reserved 25,000 shares of common stock for issuance upon exercise of the outstanding options issued to employees under the 1983 Incentive Stock Option Plan, which expired in 1993. Another 15,000 shares of common stock are reserved for the exercise of stock purchase rights granted to directors under Director Stock Purchase Agreements prior to 1996. The Non-Employee Directors Stock Option Plan was approved by the stockholders in 1996 for the issuance of up to 100,000 shares of common stock to directors. The Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan were also approved by stockholders in 1996 under which a combined total of 160,000 shares were authorized. The 1998 Employee Stock Option Plan, under which 50,000 shares may be granted, was adopted by the Board of Directors on January 31, 1998 and approved by shareholders on March 20, 1998. All of the plans, with the exception of the 1983 Incentive Stock Option Plan, expire in 2006. Qualified stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring July 7, 2010. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued in fiscal years 2000, 1999 and 1998 vest at the rate of 20% - 33% per year. As of September 30, 2000, the Company had 74,458 options available for issuance under the plans. On October 13, 2000, the Board of Directors authorized a new stock option plan with 250,000 options available, subject to shareholder approval at the next annual meeting.

        The stock option transactions and the options outstanding for the three years ended September 30, 2000, are summarized as follows:

                                                   2000                         1999                               1998
                                           -----------------------       -------------------------        -----------------------
                                                           Weighted                        Weighted                        Weighted
                                                            Average                         Average                         Average
                                                            Exercise                        Exercise                        Exercise
                                          Options             Price       Options             Price       Options            Price
                                          -------             -----       -------             -----       -------            -----
Outstanding at beginning of year          227,292          $   1.17       192,292          $   4.52       191,042          $   4.34
Granted                                    25,000              4.75        41,500              1.38        27,000              4.66
Exercised                                 (89,275)             1.14            --                --        (9,000)             1.80
Terminated                                     --                --        (6,500)             1.13       (16,750)             4.46
                                          -------                         -------                         -------
Outstanding at end of year                163,017          $   1.74       227,292          $   1.17       192,292          $   4.52
                                          =======                         =======                         =======
Exercisable at end of year                 59,544          $   1.16        72,117          $   1.13        48,959          $   4.74

Weighted average estimated fair
value of options granted                                   $   3.08                        $   1.55                        $   2.94

         On October 14, 1998, the Company re-priced all stock option outstanding as of that date to the closing market price on that date of $1.13 per share. Vesting schedules and expiration dates remain unchanged. In accordance with APB No. 25, "Accounting for Stock Issued to Employees", the Company is not required to record compensation expense related to this re-pricing and no such expense has been recorded in these financial statements. The incremental value attributed to the re-pricing of the stock options was $58,000. No compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Common Stock upon date of grant. No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  For the Years Ended September 30,
                                                                  ---------------------------------
                                                         2000                    1999                    1998
                                                   -----------------       -----------------      ----------------
Risk free interest rate                              6.1% to 6.7%            4.3% to 5.4%                4.5%
Expected life                                        4 to 6 years            4 to 6 years              5 years
Dividend rate                                             0%                      0%                      0%
Expected volatility                                 64.6% to 76.0%          66.9 to 85.8%               63.1%

         Had the effects of stock-based compensation been accounted for in the financial statements for fiscal 2000, the net income and the basic and diluted earnings per share would have been approximately as follows:


                                                      Years Ended September 30,
                                              ---------------------------------------------------
                                                2000                  1999                 1998
                                            ------------          -------------       ----------------
Basic Earnings (loss) per share:
Net Income(loss):
    As reported ..................         $   1,325,421         $     362,307       $    (589,887)
    Proforma .....................             1,240,000               232,000            (681,000)
Earnings(loss) per share:
    As reported ..................         $         .61         $         .17       $        (.28)
    Proforma .....................                   .57                   .11                (.32)

Diluted Earnings (loss) per share:
Net Income(loss):
    As reported ..................         $   1,308,266         $     362,307       $    (589,887)
    Proforma .....................             1,223,000               232,000            (681,000)
Earnings(loss) per share:
    As reported ..................         $         .56         $         .17       $        (.28)
    Proforma .....................                   .52                   .11                (.32)

         The following table summarizes information about stock options outstanding at September 30, 2000:

                                           Options Outstanding                                 Options Exercisable
--------------------------------------------------------------------------------------     ----------------------------
                                                              Weighted
                                           Number             Average        Weighted         Number           Weighted
                                        Outstanding           Remaining       Average        Exercisable       Average
                                        at September         Contractual      Exercise       at September      Exercise
       Exercise Price                    30, 2000              Life           Price          30, 2000          Price
        --------------                    --------              ----           -----          --------          -----
            $1.13                          109,017              5.18           $1.13            52,677          $1.13
             1.25                            5,000              8.26            1.25             1,000           1.25
             1.50                           24,000              8.41            1.50             5,867           1.50
             2.00                            3,500              9.00            2.00                 0           2.00
             3.25                            5,000              9.63            3.25                 0           3.25
             4.56                            7,500              9.77            4.56                 0           4.56
             6.81                            9,000              9.41            6.81                 0           6.81
                                         ---------                                           ----------
                                           163,017              6.39            1.74            59,544           1.16
                                         =========                                           ==========

(15)     SELECTED QUARTERLY DATA (UNAUDITED):

                                           First               Second            Third                  Fourth
                                          Quarter              Quarter           Quarter                Quarter
                                          -------              -------           -------                -------
Fiscal Year 2000:
   Net product sales                    $ 3,862,512          $ 4,549,100         $ 4,693,430         $ 5,922,404
   Gross margin                         $ 1,226,594          $ 1,680,868         $ 1,672,613         $ 2,048,811
   Net income                           $   130,827          $   267,170         $   292,495         $   634,929

   Net income per share:
      Basic                             $       .06          $       .13         $       .14         $       .28
      Diluted                           $       .06          $       .12         $       .13         $       .26

Fiscal Year 1999:
   Net product sales                    $ 3,378,708          $ 3,593,204         $ 3,403,801         $ 4,390,362
   Gross margin                         $   783,913          $ 1,149,286         $   954,863         $ 1,278,305
   Net income (loss)                    $   (53,022)         $   167,526         $    27,998         $   219,805

   Net income (loss) per share:
      Basic                             $      (.03)         $       .08         $       .01         $       .10
      Diluted                           $      (.03)         $       .08         $       .01         $       .10

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998





                             For the Year            Balance at         Charged
                                Ended                Beginning        (Credited)                       Balance at
                            September 30,             of Year         to Expense      Write-offs       End of Year
                            -------------             -------         ----------      ----------      -----------
1. Allowance for
     Doubtful Accounts
                                 2000                 $140,000         $ 11,579        $  2,579         $149,000

                                 1999                  143,000           29,144          32,144          140,000

                                 1998                  130,000           25,198          12,198          143,000

2. Deferred Tax
     Valuation Allowance
                                 2000                 $ 93,000        $ (93,000)           $  -              $ -

                                 1999                  115,000          (22,000)              -           93,000

                                 1998                   61,000           54,000               -          115,000

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement").


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



                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS.

         The following is a list of all financial statements filed as a part of this Report:

         1.       Consolidated Balance Sheets - September 30, 2000 and 1999

         2. Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

         3. Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998

         4. Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

         5. Notes to Consolidated Financial Statements - September 30, 2000, 1999 and 1998

(b)      FINANCIAL STATEMENT SCHEDULES

         The following is a list of a financial statement schedules required to be filed as a part of this Report:

         1.       Schedule II - Valuation and Qualifying Accounts

         All schedules other than the Schedule listed above are omitted as the information is not required, is not material or is otherwise furnished.

(c)      EXHIBITS.

    EXHIBIT NO.       DESCRIPTION                                                                METHOD OF FILING
    -----------       -----------                                                                ----------------
        3.1           Articles of Incorporation                                                      A
        3.2           Articles of Amendment to Articles of Incorporation, dated April                A
                      27, 1983
        3.3           Articles of Amendment to Articles of Incorporation, dated May 19,              B
                      1987
        3.4           Articles of Amendment to Articles of Incorporation, dated May 2,               C
                      1988
        3.5           Articles of Amendment to Articles of Incorporation, dated May 28,              F
                      1993
        3.6           Articles of Amendment to Articles of Incorporation, dated March 14, 1999       O
        3.7           Amended and Restated Bylaws                                                    D
        4.1           Rights Agreement dated May 17, 1999                                            M
        10.1          Amended and Restated 1995 Stock Option Plan                                    H
        10.2          1995 Stock Bonus Plan                                                          H
        10.3          Non-Employee Director Stock Option Plan                                        I
        10.4          Employment Agreement with Robert T. Hass, dated May 19, 1992                   E
        10.5          Registration Rights Agreement with J.S. Whang, dated January 24,               F
                      1994
        10.6          Employment Agreement with J.S. Whang, dated February 28, 1997                  K
        10.7          Contract of Sale (Real Property) dated June 21, 1996 between                   G
                      Tempress Systems, Inc. and Orgelmakerij Gedr. Rell B.V.
        10.8          Employment Agreement, dated July 1, 1997, between the Registrant               J
                      and John R. Krieger
        10.9          Registration Rights Agreement, dated July 1, 1997, between the                 J
                      Registrant and John R. Krieger
       10.10          Asset Purchase Agreement, dated July 1, 1997, among the                        J
                      Registrant, P.R. Hoffman Machines Corporation and John R. Krieger
       10.11          1998 Employee Stock Option Plan                                                L
       10.12          1999 Amendment to Employment Agreement, between the Registrant and             Q
                      John R. Krieger
       10.13          Sublease Agreement, dated July 1, 1999, between the Registrant and             Q
                      John R. Krieger
       10.14          Warrant to Purchase Common Stock, dated September 8, 2000                      P
       10.15          Stock and Warrant Purchase Agreement, dated September 8, 2000                  P
         21           Subsidiaries of the Registrant                                                 N
         23           Consent of Independent Public Accountant                                       *
         24           Powers of Attorney                                                    See Signature Page
         27           Financial Data Schedule                                                        *


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

F Incorporated by reference to the Company's Form S-1 Registration Statement No. 33-77368.

G Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-09917.

H Incorporated by reference to the Company's Form S-8 Registration Statement relating to the Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan filed with the Securities and Exchange Commission on September 9, 1997.

I Incorporated by reference to the Company's Form S-8 Registration Statement relating to the Non-Employee Directors Stock Option Plan filed with the Securities and Exchange Commission on August 8, 1996.

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

O Incorporated by reference to the Company's Proxy Statement for the annual shareholders meeting held on February 26, 1999.

P Incoroporated by reference to the Company's Current Report on Form 8-K, dated September 22, 2000.

Q Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

                                      AMTECH SYSTEMS, INC.

December 22, 2000                     By:/s/  Jong S. Whang
                                        ----------------------------------------
                                              Jong S. Whang, President



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                            TITLE                                    DATE
             ---------                            -----                                    ----

/s/  Jong S. Whang                    Chairman of the Board, President                  December 22, 2000
-----------------------                                                                 ---------------------
Jong S. Whang                         (Principal Executive Officer)

/s/  Robert T. Hass                   Vice President-Finance and Director               December 22, 2000
-----------------------                                                                 ---------------------
Robert T. Hass                        (Chief Financial & Accounting Officer)

/s/  Donald F. Johnston               Director                                          December 22, 2000
-----------------------                                                                 ---------------------
Donald F. Johnston

/s/  Alvin Katz                       Director                                          December 22, 2000
-----------------------                                                                 ---------------------
Alvin Katz

/s/  Bruce R. Thaw                    Director                                          December 22, 2000
-----------------------                                                                 ---------------------
Bruce R. Thaw