Form 10-K/A
period 2000-09-30
AMTECH SYSTEMS INC
filed 2001-01-30
CIK 720500

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

The undersigned Registrant hereby amends its Form 10-K for the fiscal year ended September 30, 2000, as follows:

     Part III, Items 9 - 12 are hereby amended by including the required material rather than incorporating it by reference.

     Part IV, ITEM 13 (EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K) is hereby amended by re-filing Exhibit No. 23 to correct a typographical error in that Exhibit.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  following  table sets forth  information  regarding  the  officers and
directors   (who  are  also  director   nominees)  of  the  Company,   including
biographical data for at least the last five years.

     NAME                 AGE   POSITION WITH THE COMPANY

     Jong S. Whang        55    President, Chief Executive Officer and Director
     Robert T. Hass       50    Vice President-Finance, Chief Financial Officer,
                                Treasurer, Secretary and Director
     Donald F. Johnston   73    Director
     Alvin Katz           71    Director
     Bruce R. Thaw        48    Director

     JONG S. WHANG has been President, Chief Executive Officer and a Director of the Company since its inception and was one of its founders. Mr. Whang's responsibilities as President include the sales effort for the Company's semiconductor equipment business and development of new products and business opportunities in that industry. He has twenty-seven years of experience in the semiconductor industry, including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., initially as a technician working with chemical vapor deposition (CVD) and later as manager of the quartz fabrication plant with responsibility of providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981 he left U.S. Quartz to found the Company.

     ROBERT T. HASS has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company since June 3, 1992. Mr. Hass has served as a Director of the Company since February 29, 1996. From 1991 until May 1992, he operated a financial consulting practice under the name of Hass Financial Consulting Services, a sole proprietorship. From 1985 to 1991, Mr. Hass served as Director of Accounting Services and then Controller for Lifeshares Group, Inc., a holding company that owned and operated real estate development and insurance subsidiaries, and from 1988 to 1991 served as Controller and Chief Accounting Officer of some of Lifeshares Group's subsidiaries. From 1984 to 1985, he served as Vice President-Finance and Treasurer of The Victorio Company, a privately owned holding company which owned and operated agriculture, chemical, commercial real estate brokerage, marketing research and commodities futures brokerage businesses. From 1977 to 1984, he was employed in various capacities including Vice President, Chief Financial Officer and Treasurer by Altamil Corporation, then a public company, which manufactures truck equipment, wire-bound containers, and precision aluminum forgings. From 1972 to 1977, he was employed as an auditor with Ernst & Ernst, now known as Ernst & Young. He is a Certified Public Accountant.

     DONALD F. JOHNSTON has been a non-employee Director of the Company since April 9, 1994, and from March 1983 to December 1992. From 1985 to March 1993, he served as President and Chief Executive Officer of JAI, Inc., a management consulting firm. From 1985 to March 1993, when he retired, he acted as marketing and management consultant to companies in the electronics industry. From November 1983 until October 1985, he was President of Process Control, Inc. of Tempe, Arizona. He has held senior management positions with Montgomery Ward & Co. and the Hotpoint Division of the General Electric Company. He has also served as a Vice-President of B.F. Goodrich, Vice-President of Marketing of the Philco Ford Division of the Ford Motor Company and Executive Vice-President of CTV. Mr. Johnston also served as President and Chief Executive Officer of Mirco Electronics, Amstar Electronics and Hera Investment Co.

     ALVIN KATZ has been a Director of the Company since May 1, 1995. Since 1981, he has been an adjunct professor of business management at the Florida Atlantic University in Boca Raton, Florida. From 1991 until the company was sold in September 1992, he was Chief Executive Officer of Odessa Engineering Corp., a company engaged in the manufacture of pollution monitoring equipment. From 1957 to 1976, Mr. Katz was employed by United Parcel Service holding various managerial positions, including District Manager and Corporate Manager of Operations Planning, Research and Development. He is also a Director of Blimpie International, a fast food franchiser, and Nastech Pharmaceutical Company, Inc., a public company engaged in research, development and marketing of nasally delivered pharmaceuticals.

     BRUCE R. THAW has been a Director of the Company since May 1, 1995. Mr. Thaw is currently the President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. He is also a director of SafeNet, Inc., a publicly traded company that designs, manufactures and markets computer network security systems and products, and Nastech Pharmaceutical Company, Inc, a publicly traded company engaged in drug delivery technology. Mr. Thaw does not render legal services to the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that between October 1, 1999 and September 30, 2000 all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding annual and long-term compensation for services rendered to the Company during the fiscal years ended September 30, 2000, 1999 and 1998 by the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company who received annual compensation exceeding $100,000 during such periods (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                  LONG-TERM
                                   --------------------------------------------   COMPENSATION
        NAME AND          FISCAL                                 OTHER ANNUAL      RESTRICTED        ALL OTHER
   PRINCIPAL POSITION      YEAR    SALARY (1)     BONUS (2)    COMPENSATION (3)   STOCK AWARDS    COMPENSATION(4)
   ------------------     ------   -----------    ---------    ---------------    ------------    --------------
Jong S. Whang              2000     $175,817      $122,266           --                --              $1,242
President and Chief        1999      130,200        12,292           --                --                  --
Executive Officer          1998      167,147            --           --                --               3,037

Robert T.  Hass            2000       99,750         9,500           --                --                 615
Vice President-            1999       85,500            --           --                --                  --
Finance                    1998       96,105         7,245           --                --               2,123

----------
(1) For fiscal 1999, Mr. Whang voluntarily reduced his salary by 20% to $130,200. Effective October 4, 1999, Mr. Whang's base salary was restored to that specified in his employment agreement. Effective October 4, 1998, Mr. Hass' annual salary was reduced to $85,500. For fiscal 2000, this column includes an accrued retrospective salary increase of $14,250.

(2) On February 24, 1989, the Board of Directors approved an incentive compensation plan for Mr. Whang, which provides for an annual cash bonus equal to 2% of the annual profits of the Company before taxes and extraordinary items; plus 2% of the amount by which the revenues of the Company' s semiconductor equipment business in each year exceed such revenues for the previous year. It is a condition to the payment of any bonus that Mr. Whang has been continually employed by the Company and that the Company has realized a profit after the payment of the bonus. On February 28, 1997, Mr. Whang entered into an employment contract with the Company, which contract incorporated Mr. Whang's incentive compensation plan and added additional bonus eligibility criteria. See "Employment Contracts with Executive Officers," below. The amount reflected in this column in fiscal 2000 for Mr. Whang includes a discretionary bonus of $32,550, in addition to the $89,716 earned in accordance with the incentive compensation plan described above.

(3) Other compensation to Messrs. Whang and Hass, consisting of the use of a Company car, vacation pay and other perquisites, did not exceed $50,000 or 10% of base compensation during any fiscal year covered by this table.

(4) Amounts for Mr. Whang and Mr. Hass represent Company matching contributions in the Amtech 401(k) Plan.

OPTION GRANTS

     There were no grants of stock options during fiscal year 2000 to the Named Executive Officers.

OPTION EXERCISES

     The following table contains information regarding stock options exercised during the 2000 fiscal year by the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                Number of                  Value of unexercised
                                          Unexercised options at               in-the-money
                   Shares                    fiscal year-end            options at fiscal year-end
                acquired on    Value     ----------------------------    ----------------------------
Name             exercise    Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
----             --------    --------    -----------    -------------    -----------    -------------
J.S. Whang        62,275     $404,725         250           42,517        $ 3,375         $589,504
Robert T. Hass       -0-          -0-       1,750            4,500         24,280           62,433

----------
(1) Based on the closing price of the Company's Common Stock on September 30, 2000 of $15.00 per share, as reported by the NASDAQ Stock Market.

EMPLOYMENT AGREEMENTS

     On February 28, 1997, the Company entered into a five (5) year employment agreement with its President, Jong S. Whang. Under the terms of the agreement, Mr. Whang is entitled to an annual salary of $170,900 on October 1, 1998, with annual increases of at least 5% to be determined by the Board of Directors at the end of each year of the agreement. Effective October 4, 1998, Mr. Whang voluntarily initiated a 20% reduction in his salary to $130,200. In addition, he is entitled to receive annual incentive cash compensation of up to 50% of his base salary, to be calculated as follows: (i) a bonus equal to 2% of the annual earnings of the Company before taxes and extraordinary items, and (ii) a bonus equal to 2% of the amount by which the revenues of the Company in each fiscal year exceeds such revenues for the previous fiscal year. It is a condition to the payment of any cash bonus that Mr. Whang shall have been continuously employed by the Company and that the total of all cash and stock bonuses is limited to 10% of the Company's pre-tax earnings for that year. Profits are determined without taking into account the first $3,200,000 expended or invested by the Company in the development of the proposed photo-assisted CVD product, which has been suspended. In addition, Mr. Whang was granted 103,792 stock options pursuant to the agreement. These options were granted on February 28, 1997 and vest at the rate of 20% per full year of service over a five-year period. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company or a reorganization, merger or consolidation in which all or substantially all prior shareholders do not continue to own more than 60% of the then outstanding shares of Common Stock and voting securities, (ii) the sale of all or substantially all of the assets of the Company, or (iii) the occurrence of a change in control of the Company as defined in the agreement. The agreement also contains confidentiality and non-compete provisions. If Mr. Whang is terminated other than for "cause," he is entitled to receive salary, incentive compensation and vacation accrued through the date of termination plus the greater of his then annual salary or the balance of his compensation to the end of the term of the employment agreement computed using the latest applicable salary rate without consideration of any salary reductions as severance pay. Mr. Whang is also entitled to participate in any benefit plans generally available to employees of the Company.

COMPENSATION OF DIRECTORS

     Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Non-employee directors receive fees of $700 per Board meeting attended and $250 per committee meeting attended. Commencing in fiscal year 2001, non-employee directors also receive an annual fee of $6,000. In addition, under the Company's Non-Employee Directors Stock Option Plan, each outside director receives an annual grant of options to purchase 3,000 shares of Common Stock. The exercise price of the options is the fair market value of Common Stock on the date of grant and each option has a term of ten years and becomes exercisable in three equal installments commencing on the first anniversary of the date of grant and continuing for the two successive anniversaries thereafter. In the event of disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of twelve months following the date such person ceased to be a director, but only to the extent such option was exercisable on the date the director ceased to be a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of January 21, 2001, by
(i) each director of the Company, (ii) each executive officer of the Company, including the Named Executive Officers, and (iii) all executive officers and directors of the Company as a group, and (iv) all other persons who beneficially own five percent (5%) or more of the Company's outstanding Common Stock. To the Company's knowledge, there is only one person known to the Company who beneficially owns five percent (5%) or more of the Company's outstanding Common Stock. This information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

                                            NUMBER OF SHARES        PERCENT OF
      NAME AND ADDRESS (1)(2)             BENEFICIALLY HELD (3)    OWNERSHIP (3)
      -----------------------             ---------------------    -------------

      Jong S. Whang                             106,214(4)              4.0%
      Robert T. Hass                              3,500(5)                *
      Donald F. Johnston                          2,625(6)                *
      Alvin Katz                                 83,000(7)              3.2%
      Bruce R. Thaw                              13,000(7)                *
      Directors and Executive
        Officers of the Company
        as a group (5 persons)                  208,339(8)              7.9%
      Robert Sussman                            202,500(9)              7.7%

----------
* Less than 1%.

(1) The address for directors and executive officers listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281. Mr. Sussman's address is 520 Madison Avenue, 41st floor, New York, NY 10022

(2) Mr. Whang is the Company's President, CEO and a director. Mr. Hass is the Vice President-Finance, Chief Financial Officer, Treasurer, Secretary and a director. Messrs. Johnston, Katz and Thaw are presently directors.

(3) The share amounts and percentages shown include the shares of Common Stock actually owned as of January 21, 2001, and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of Common Stock that the identified person had the right to acquire within 60 days of January 21, 2001, upon the exercise of options or warrants are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person. The amounts and percentages are based upon 2,621,621 shares of Common Stock outstanding as of January 21, 2001.

(4) Includes (i) 9,488 shares held jointly with Mr. Whang's spouse and (ii) 21,759 shares issuable upon the exercise of presently exercisable options; 20,759 shares issuable at an exercise price of $1.126 per share; the balance of 1,000 shares issuable at an exercise price of $1.50 per share.

(5) Includes 3,000 shares issuable upon exercise of presently exercisable options with an exercise price of $1.126 per share.

(6) Includes 2,000 shares issuable upon exercise of presently exercisable options; 1,000 shares issuable at an exercise price of $1.50 per share and the balance of 1000 shares issuable at an exercise price of $6.813 per share.

(7) Includes 13,000 shares issuable upon exercise of presently exercisable options; 10,000 shares issuable at an exercise price of $1.126 per share; 2,000 shares issuable at an exercise price of $1.50 per share and the balance of 1,000 shares issuable at an exercise price of $6.813 per share.

(8) Includes 52,759 shares issuable upon exercise of presently exercisable options; 43,759 shares issuable at an exercise price of $1.126 per share; 6,000 shares issuable at an exercise price of $1.50 per share and the balance of 3,000 shares issuable at an exercise price of $6.813 per share.

(9)  Includes 2,500 shares jointly owned with Mr. Sussman's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company did not have any transactions during fiscal 2000 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMTECH SYSTEMS, INC.

January 30, 2001                        By: /s/ Jong S. Whang
                                            -----------------------------
                                            Jong S. Whang, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                       TITLE                       DATE
         ---------                       -----                       ----

/s/ Jong S. Whang           Chairman of the Board, President    January 30, 2001
------------------------    (Chief Executive Officer)
Jong S. Whang


/s/ Robert T. Hass          Vice President-Finance              January 30, 2001
------------------------    (Chief Financial & Accounting
Robert T. Hass              Officer)


/s/        *                Director                            January 30, 2001
------------------------
Donald F. Johnston


/s/        *                Director                            January 30, 2001
------------------------
Alvin Katz


/s/        *                Director                            January 30, 2001
------------------------
Bruce R. Thaw



* By: /s/ Robert T. Hass
      -------------------------
          Robert T. Hass