Form 10-Q
period 2000-12-31
AMTECH SYSTEMS INC
filed 2001-02-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Shares of Common Stock outstanding as of December 31, 2000: 2,621,621

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1.  Condensed Consolidated Financial Statements

              Consolidated Balance Sheets -
                December 31, 2000 and September 30, 2000 ...................   3

              Consolidated Statements of Operations -
                Three Months Ended December 31, 2000 and 1999 ..............   4

              Consolidated Statements of Stockholders' Equity -
                Three Months Ended December 31, 2000 and 1999 ..............   5

              Consolidated Statements of Cash Flows -
                Three Months Ended December 31, 2000 and 1999 ..............   6

              Notes to Condensed Consolidated Financial Statements .........   7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations
              Results of Operations ........................................  11
              Liquidity and Capital Resources ..............................  13
              Recent Accounting Pronouncements .............................  13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...  14
              Forward-Looking Statements ...................................  14

PART II. OTHER INFORMATION.

     Item 1   Legal Proceedings ............................................  15

     Item 4.  Submission of Matters to a Vote of Security Holders ..........  15

     Item 6.  Exhibits and Reports on Form 8-K .............................  15

SIGNATURE ..................................................................  16

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                       2000            2000
                                                   ------------    ------------
                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  5,830,215    $  5,784,500
  Accounts receivable - net                           5,794,344       4,929,948
  Inventories                                         5,039,814       4,229,546
  Deferred income taxes                                 617,000         577,000
  Prepaid expenses                                       89,042          79,476
                                                   ------------    ------------
     Total current assets                            17,370,415      15,600,470

PROPERTY, PLANT AND EQUIPMENT - net                   1,298,735       1,093,707

GOODWILL AND OTHER ASSETS - net                         769,701         789,083
                                                   ------------    ------------
     TOTAL ASSETS                                  $ 19,438,851    $ 17,483,260
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  2,313,305    $  2,083,792
  Short Term Debt                                       442,552          60,405
  Accrued compensation and related taxes                836,133         635,354
  Accrued warranty expense                              247,179         218,693
  Accrued installation expense                          184,039         266,101
  Deferred revenue and deposits                         703,750         245,663
  Income taxes payable                                  549,000         670,000
  Other accrued liabilities                             390,284         486,779
                                                   ------------    ------------
     Total current liabilities                        5,666,242       4,666,787
                                                   ------------    ------------

LONG-TERM OBLIGATIONS                                   242,925         236,590
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued               --              --
  Common stock; $0.01 par value; 100,000,000
    shares authorized; 2,621,621 (2,571,808 in
    2000) shares issued and outstanding                  26,216          25,718
  Additional paid-in capital                         12,410,574      12,133,058
  Accumulated other comprehensive loss -
    Cumulative foreign currency
    translation adjustment                             (392,083)       (502,356)
  Retained earnings                                   1,484,977         923,463
                                                   ------------    ------------
     Total stockholders' equity                      13,529,684      12,579,883
                                                   ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 19,438,851    $ 17,483,260
                                                   ============    ============

              The accompanying notes are an integral part of these
                        consolidated balance statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS For Three Months
                        Ended December 31, 2000 and 1999


                                                        Three Months Ended
                                                     ----------      ----------
                                                        2000            1999
                                                     ----------      ----------
                                                     (Unaudited)     (Unaudited)

Net product sales                                    $6,881,731      $3,862,512
Cost of product sales                                 4,755,227       2,635,918
                                                     ----------      ----------
      Gross margin                                    2,126,504       1,226,594

Selling, general and administrative                   1,195,030         959,681
Research and development                                106,622          53,246
                                                     ----------      ----------
      Operating profit                                  824,852         213,667

Interest income - net                                    73,662           9,160
                                                     ----------      ----------

Income before income taxes                              898,514         222,827
Income tax provision                                    337,000          92,000
                                                     ----------      ----------

NET INCOME                                           $  561,514      $  130,827
                                                     ==========      ==========

EARNINGS PER SHARE:
  Basic                                              $      .22      $      .06
  Weighted average shares outstanding                 2,604,964       2,108,679

  Diluted                                            $      .20      $      .06
  Weighted average shares outstanding                 2,774,354       2,222,131

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                Common Stock                          Accumulated       Retained
                                         ---------------------------    Additional       Other          Earnings         Total
                                            Number                       Paid-in      Comprehensive   (Accumulated    Stockholders'
                                          of Shares        Amount        Capital      Income (Loss)     Deficit)         Equity
                                         ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 1999               2,108,679         21,087   $  7,400,152   $   (309,064)   $   (401,958)      6,710,217

   Net income                                      --             --             --             --         130,827         130,827
   Translation adjustment                          --             --             --        (51,454)             --         (51,454)
                                                                                                                      ------------
      Comprehensive Income                         --             --             --             --              --          79,373
                                         ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999                2,108,679   $     21,087   $  7,400,152   $   (360,518)   $   (271,131)   $  6,789,590
                                         ============   ============   ============   ============    ============    ============

BALANCE AT SEPTEMBER 30, 2000               2,571,808   $     25,718   $ 12,133,058   $   (502,356)   $    923,463    $ 12,579,883

   Net income                                      --             --             --             --         561,514         561,514
   Translation adjustment                          --             --             --        110,273              --         110,273
                                                                                                                      ------------
      Comprehensive income                         --             --             --             --              --         671,787
                                                                                                                      ------------

  Warrants and stock options exercised         49,813            498        277,516             --              --         278,014
                                         ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000                2,621,621   $     26,216   $ 12,410,574   $   (392,083)   $  1,484,977    $ 13,529,684
                                         ============   ============   ============   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000          1999
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
  Net income                                          $   561,514   $   130,827
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                        86,295        73,057
      Provision for writeoff of inventory
        and receivables                                    38,597        28,479
      Loss on disposals of long-lived assets                   --           432
      Deferred income taxes                               (40,000)      (61,000)
    Increase in:
      Accounts receivable                                (738,216)     (582,917)
      Inventories, prepaid expenses and other assets     (729,958)      (27,289)
    Increase (decrease) in:
      Accounts payable                                    506,137       120,613
      Accrued liabilities and deposits                    431,161       240,283
      Income taxes payable                               (121,000)       72,985
                                                      -----------   -----------
    Net Cash Used In Operating Activities                  (5,470)       (4,530)
                                                      -----------   -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (236,638)      (20,545)
                                                      -----------   -----------
    Net Cash Used In Investing Activities                (236,638)      (20,545)
                                                      -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises       278,014            --
  Payments on mortgage loan                                (2,389)       (2,855)
                                                      -----------   -----------
    Net Cash Provided By (Used In)
      Financing Activities                                275,625        (2,855)
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    12,198        29,035
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                             45,715         1,105
  Beginning of year                                     5,784,500     1,124,685
                                                      -----------   -----------
END OF PERIOD CASH AND CASH EQUIVALENTS               $ 5,830,215   $ 1,125,790
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                            $    10,090   $     3,530
  Income taxes paid                                       498,150            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2000


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

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which are incorporated herein by reference.

     The consolidated results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

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

3.   INVENTORIES

     The components of inventories are as follows:

                                              December 31,      September 30,
                                                 2000               2000
                                               ----------        ----------
     Purchased parts and
       raw materials                           $2,430,502        $1,931,524
     Work-in-process                            2,261,613         1,874,818
     Finished goods                               347,699           423,204
                                               ----------        ----------
     Totals                                    $5,039,814        $4,229,546
                                               ==========        ==========

4.   EARNINGS PER SHARE

                                                   Three Months Ended
                                                      December 31,
                                               ---------------------------
                                                  2000            1999
                                               -----------     -----------
     Net income                                $   561,514     $   130,827

     Pro forma after-tax amortization
     of contingent goodwill (2)                         --          (4,033)
                                               -----------     -----------
     Income used in
       in the calculations                     $   561,514     $   126,794
                                               ===========     ===========
     Weighted average
     Shares outstanding:
       Common shares                             2,604,964       2,108,679
       Common equivalents (1)                      169,390         113,452
                                               -----------     -----------

                                                 2,774,354       2,222,131
                                               ===========     ===========
     Earnings Per Share:
       Basic                                   $       .22     $       .06

       Diluted                                 $       .20     $       .06

----------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 59,300 shares and 1,492,500 shares had an exercise price greater than the average market price during the three months ended December 31, 2000 and 1999, respectively, and therefore did not enter into the calculation.

(2) Pro forma contingent goodwill arises from the July 1, 1997, purchase of certain of the assets and operations of P. R. Hoffman Machine Products Corporation ("P. R. Hoffman"). This number also includes 31,000 shares that will be issued to the former owner of P.R. Hoffman Machine Products Corporation as payment of the earnout for fiscal 2000. See footnote 3 to the financial statements included in the Company's report on Form 10-K for the year ended September 30, 2000.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is still in the process of assessing the impact that SAB No. 101 will have on its consolidated financial statements based on the SEC's most recently issued guidance.

6.   BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments: (1) the semiconductor equipment segment which designs, manufactures and markets semiconductor wafer processing equipment used in the fabrication of integrated circuits, and (2) the polishing supplies segment, which designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments in fiscal years 2001 and 2000 is as follows:

                                                    Three Months Ended
                                                       December 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
     Revenues
       Semiconductor equipment                  $4,712,688       $2,165,474
       Polishing supplies                        2,169,043        1,697,038
                                                ----------       ----------
                                                $6,881,731       $3,862,512
                                                ==========       ==========
     Operating profit
       Semiconductor equipment                  $  532,373       $   65,176
       Polishing supplies                          292,479          148,491
                                                ----------       ----------
     Total operating profit                        824,852          213,667
       Interest income - net                        73,662            9,160
                                                ----------       ----------
     Income before income taxes                 $  898,514       $  222,827
                                                ==========       ==========

7.   LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify us for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                        2000        1999
                                                       ------      ------
     Net revenue                                        100.0%      100.0%
     Cost of product sales                              (69.1)      (68.2)
                                                       ------      ------
          Gross profit                                   30.9        31.8

     Selling, general and
       administrative expenses                          (17.4)      (24.9)

     Research and development                            (1.5)       (1.4)
                                                       ------      ------
     Operating profit (loss)                             12.0%        5.5%
                                                       ======      ======

     NET REVENUE. The Company's net revenue for the three months ended December 31, 2000 was $6,882,000, an increase of $3,019,000, or 78%, compared to net revenue of $3,863,000 for the first quarter of the previous fiscal year. Sales in the semiconductor equipment segment and polishing supplies segment increased by 118% and 28%, respectively, primarily due to shipments of systems to optical component manufacturers, a new market for the Company's products, and increased sales to the semiconductor industry, which the Company serves. The Company made its first system shipment to an optical component manufacturer in June 2000.

     GROSS MARGIN. The Company's gross margin increased by approximately $900,000, or 73%, to $2,127,000 for the three months ended December 31, 2000, from $1,227,000 during the comparable period of the previous fiscal year. The majority of that increase resulted from the 78% increase in revenue discussed above. Gross margin as a percentage of sales declined to 31% from 32% in the prior fiscal year. In the polishing supplies segment, gross margin was 29% of revenues in both years. The gross margin of the semiconductor equipment segment was 32%, two percentage points less than in the comparable period of fiscal 2000, primarily due to the product mix that had relatively higher cost of materials, which were only partially offset by increased labor efficiencies and the spreading of overhead cost over the higher sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 2001 increased by $235,000, or 24%, to $1,195,000, compared to $960,000 spent in the first quarter of fiscal 2000. The increase in these expenses was incurred almost exclusively by the semiconductor equipment segment, which was the fastest growing part of the Company's business. Higher selling and marketing expenses, including tradeshows, increased overhead costs associated with the expanded operations coupled with a slightly higher currency loss contributed to the growth in these expenses. These expenses were 17% of revenue in the first quarter of fiscal 2001, eight percentage points lower than in the same period of fiscal 2000, primarily due to increased revenues.

     RESEARCH AND DEVELOPMENT. Research and development costs increased by $54,000, to $107,000, during the first quarter of fiscal 2001, as compared to $53,000 spent in the first quarter of fiscal 2000, due to increased efforts in this area.

     OPERATING PROFIT. Operating profit for the first quarter of fiscal 2001 was $825,000, an increase of $611,000, or 286%, compared to an operating profit of $214,000 in the same period of fiscal 2000. The increase in operating profit is primarily attributable to the 78% increase in consolidated revenue. Operating profit for the polishing supplies segment increased by $144,000 to $292,000, compared to $148,000 in the first quarter of fiscal 2000, as a result of the 28% increase in sales volume. In the semiconductor equipment segment, operating profit increased by $467,000 to $532,000, compared to $65,000 in the first quarter of fiscal 2000. The increase in the first quarter operating profit of the semiconductor equipment segment is due to the 118% increase in sales. By controlling expenses, operating profits grew to 12% of revenue in the first quarter of fiscal 2001, compared to 3% of revenue in the first quarter of the prior fiscal year.

     NET INTEREST INCOME. During the first quarter of fiscal 2001, net interest income increased $65,000 to $74,000, compared to $9,000 in the corresponding quarter of fiscal 2000, due to interest earned on the portion of the equity capital raised in the fourth quarter of fiscal 2000 that has not yet been deployed. As a result of the foregoing factors, income before income taxes for the first quarter of fiscal 2001 was $899,000, an increase of 303%, compared to $223,000 in the first quarter of fiscal 2000.

     PROVISION FOR INCOME TAXES. Income tax expense of $337,000, recorded at an effective tax rate of 38%, resulted in net income for the first quarter of fiscal 2001 of $562,000. During the first quarter of fiscal 2000, the Company recorded income tax expense of $92,000, reflecting a 41% effective tax rate, resulting in net income of $131,000. The decrease in the effective tax rate in fiscal 2001 is primarily due to an increase in the proportion of taxable income arising in jurisdictions with lower tax rates.

     NET INCOME. The resulting net income for the first three months of fiscal 2001 was $562,000, or $.20 per diluted share, an increase of $431,000, or 329%, compared to the net income of $131,000, or $.06 per share, in the first quarter of the previous fiscal year.

     BACKLOG. At December 31, 2000, the order backlog was $11,978,000, a decrease of $2,521,000, or 17%, from the $14,499,000 backlog at September 30, 2000. While new orders nearly equaled shipments for the first quarter of fiscal 2001, cancellations of four system orders accounted for the reduction in the backlog. One of those cancellations was reported in the Company's report on Form 10-K, filed in December 2000. The other three system cancellations occurred recently, as a result of a customer's tentative agreement to higher prices on eight systems in return for being allowed to cancel three orders. While this agreement has not been finalized, those orders have been removed from the backlog. The effect of the expected price increase has not been recorded in the accompanying financial statements. The backlog as of December 31, 2000, was approximately $7,828,000 higher than at December 31, 1999, an increase of 189%.

     Due  to  the  possibility  of  customer  changes  in  delivery   schedules,
cancellation of orders, potential delays in product shipments, delays in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and changes in product mix, our backlog as of any point in time may not be representative of actual sales and profitability in any future period. A reduction in backlog during any particular period could have a material adverse affect on our business prospects, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had $5,830,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $5,785,000 at September 30, 2000, an increase of approximately $45,000. The Company's current cash position is primarily a result of the $4,616,000 of net cash proceeds from a private placement of the Company's Common Stock in September 2000. An additional $2 million line of credit secured in October 2000 further enhances the Company's liquidity position. The Company continues to believe that there is sufficient liquidity for existing operations and its expansion plans.

     At December 31, 2000, working capital was $11,704,000, up $770,000 from $10,934,000 at September 30, 2000, primarily due to the $562,000 in income earned in the quarter then ended. While the Company's current ratio declined to 3.1:1 at the end of the first quarter of fiscal 2001 from 3.3:1 at the beginning of the 2001 fiscal year, the Company believes that its current ratio continues to indicate a strong financial condition. At the end of the first quarter of fiscal 2001, cash and cash equivalents comprised 30% of total assets and stockholders' equity accounted for 70% of total capitalization. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is still in the process of assessing the impact that SAB No. 101 will have on its consolidated financial
statements  based  on  the  SEC's  most  recently  issued   guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. There are no material changes in reported market risk from September 30, 2000.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes,"
"expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the semiconductor equipment industry will not enter a period of slowdown during fiscal 2001, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries, and (o) the effects of adopting SAB No. 101 will largely be offset by increased sales. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify us for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMTECH SYSTEMS, INC.


By /s/ Robert T. Hass                                   Dated: February 14, 2001
   ------------------------------------------                  -----------------
   Robert T. Hass, Vice-President-Finance and
   (Chief Financial and Accounting Officer)