Form 10-Q
period 2001-03-31
AMTECH SYSTEMS INC
filed 2001-05-15
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001

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


                                  480-967-5146
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Shares of Common Stock outstanding as of March 31, 2001: 2,632,471

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

  Item 1. Condensed Consolidated Financial Statements

          Consolidated Balance Sheets -
           March 31, 2001 and September 30, 2000........................       3

          Consolidated Statements of Operations -
           Three and Six Months Ended March 31, 2001 and 2000...........       4

          Consolidated Statements of Stockholders' Equity-
           Three and Six Months Ended March 31, 2001 and 2000...........       5

          Consolidated Statements of Cash Flows -
           Three and Six Months Ended March 31, 2001 and 2000...........       6

          Notes to Condensed Consolidated Financial Statements..........       7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations
            Results of Operations.......................................      11
            Liquidity and Capital Resources.............................      14
            Recent Accounting Pronouncements............................      14

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....      15
          Forward-Looking Statements....................................      15

PART II. OTHER INFORMATION.

  Item 1. Legal Proceedings ............................................      17

  Item 4. Submission of Matters to a Vote of Security Holders...........      17

  Item 6. Exhibits and Reports on Form 8-K..............................      17

SIGNATURE...............................................................      18

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,           SEPTEMBER 30,
                                                                            2001                  2000
                                                                        ------------          ------------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                              $  6,280,412          $  5,784,500
 Accounts receivable - net                                                 5,217,348             4,929,948
 Inventories                                                               5,110,310             4,229,546
 Deferred income taxes                                                       704,000               577,000
 Prepaid expenses                                                             68,332                79,476
                                                                        ------------          ------------
        Total current assets                                              17,380,402            15,600,470

PROPERTY, PLANT AND EQUIPMENT - net                                        1,311,594             1,093,707

GOODWILL AND OTHER ASSETS -  net                                             765,319               789,083
                                                                        ------------          ------------

        TOTAL ASSETS                                                    $ 19,457,315          $ 17,483,260
                                                                        ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,522,676          $  2,144,197
  Accrued compensation and related taxes                                     873,652               635,354
  Accrued warranty expense                                                   270,914               218,693
  Accrued installation expense                                               225,196               266,101
  Customer Deposits                                                        1,308,104               245,663
  Income taxes payable                                                       416,000               670,000
  Other accrued liabilities                                                  396,801               486,779
                                                                        ------------          ------------
          Total current liabilities                                        5,013,343             4,666,787
                                                                        ------------          ------------

LONG-TERM OBLIGATIONS                                                        232,950               236,590
                                                                        ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock; no specified terms;
   100,000,000 shares authorized; none issued                                     --                    --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
   2,632,471 (2,571,808 in 2000) shares issued and outstanding                26,325                25,718
  Additional paid-in capital                                              12,462,049            12,133,058
  Accumulated other comprehensive loss -
  Cumulative foreign currency translation adjustment                        (510,701)             (502,356)
  Retained earnings                                                        2,233,349               923,463
                                                                        ------------          ------------
        Total stockholders' equity                                        14,211,022            12,579,883
                                                                        ------------          ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 19,457,315          $ 17,483,260
                                                                        ============          ============

                 The accompanying notes are an integral part of
                       these consolidate balance sheets.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three and Six Months Ended March 31, 2001 and 2000

                                            THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                           -----------------------------       ----------------------------
                                               2001              2000              2001             2000
                                           -----------       -----------       -----------      -----------
                                           (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Net product sales                          $ 7,025,583       $ 4,549,100       $13,907,314      $ 8,411,612
Cost of product sales                        4,486,317         2,868,232         9,241,544        5,504,150
                                           -----------       -----------       -----------      -----------
        Gross margin                         2,539,266         1,680,868         4,665,770        2,907,462

Selling, general and administrative          1,297,996         1,080,420         2,493,026        2,040,101
Research and development                       140,004           196,336           246,626          249,582
                                           -----------       -----------       -----------      -----------
        Operating profit                     1,101,266           404,112         1,926,118          617,779

Interest income - net                           78,106            12,058           151,768           21,218
                                           -----------       -----------       -----------      -----------

Income before income taxes                   1,179,372           416,170         2,077,886          638,997
Income tax provision                           431,000           149,000           768,000          241,000
                                           -----------       -----------       -----------      -----------

NET INCOME                                 $   748,372       $   267,170       $ 1,309,886      $   397,997
                                           ===========       ===========       ===========      ===========
EARNINGS PER SHARE:
  Basic                                    $       .28       $       .13       $       .50      $       .19
  Weighted average shares outstanding        2,657,886         2,109,154         2,631,302        2,108,915

  Diluted                                  $       .27       $       .12       $       .47      $       .18
  Weighted average shares outstanding        2,792,835         2,274,526         2,767,070        2,257,517

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                     COMMON STOCK                       ACCUMULATED      RETAINED
                                 --------------------     ADDITIONAL      OTHER          EARNINGS        TOTAL
                                  NUMBER                   PAID-IN     COMPREHENSIVE   (ACCUMULATED   STOCKHOLDERS'
                                 OF SHARES    AMOUNT       CAPITAL     INCOME (LOSS)     DEFICIT)       EQUITY
                                 ---------    ------       -------     -------------     --------       ------
BALANCE AT SEPTEMBER 30, 1999    2,108,679    $21,087   $  7,400,152     $(309,064)     $ (401,958)   $ 6,710,217
 Net income                             --         --             --            --         397,997        397,997
 Translation adjustment                 --         --             --       (98,816)             --        (98,816)
                                                                                                      -----------
 Comprehensive income                   --         --             --            --              --        299,181
                                                                                                      -----------
 Warrants and stock options
  exercised                          2,050         20          2,420            --              --          2,440
                                 ---------    -------   ------------     ---------      ----------    -----------
BALANCE AT MARCH 31, 2000        2,110,729    $21,107   $  7,402,572     $(407,880)     $   (3,961)   $ 7,011,838
                                 =========    =======   ============     =========      ==========    ===========

BALANCE AT SEPTEMBER 30, 2000    2,571,808    $25,718   $ 12,133,058     $(502,356)     $  923,463    $12,579,883
 Net income                             --         --             --            --       1,309,886      1,309,886
 Translation adjustment                 --         --             --        (8,345)             --         (8,345)
                                                                                                      -----------
 Comprehensive income                                                                                   1,301,541
                                                                                                      -----------
 Warrants and stock options
  exercised                         60,663        607        328,991            --              --        329,598
                                 ---------    -------   ------------     ---------      ----------    -----------
BALANCE AT MARCH 31, 2001        2,632,471    $26,325   $ 12,462,049     $(510,701)     $2,233,349    $14,211,022
                                 =========    =======   ============     =========      ==========    ===========

BALANCE AT DECEMBER 31, 1999     2,108,679    $21,087   $  7,400,152     $(360,518)     $ (271,131)   $ 6,789,590
 Net income                             --         --             --            --         267,170        267,170
 Translation adjustment                 --         --             --       (47,362)             --        (47,362)
                                                                                                      -----------
 Comprehensive income                   --         --             --            --              --        219,808
                                                                                                      -----------
 Warrants and stock options
  exercised                          2,050         20          2,420            --              --          2,440
                                 ---------    -------   ------------     ---------      ----------    -----------
BALANCE AT MARCH 31, 2000        2,110,729    $21,107   $  7,402,572     $(407,880)     $   (3,961)   $ 7,011,838
                                 =========    =======   ============     =========      ==========    ===========

BALANCE AT DECEMBER 31, 2000     2,621,621    $26,216   $ 12,410,574     $(392,083)     $1,484,977    $13,529,684
 Net income                             --         --             --            --         748,372        748,372
 Translation adjustment                 --         --             --      (118,618)             --       (118,618)
                                                                                                      -----------
 Comprehensive income                                                                                     629,754
                                                                                                      -----------
 Warrants and stock options
  exercised                         10,850        109         51,475            --              --         51,584
                                 ---------    -------   ------------     ---------      ----------    -----------
BALANCE AT MARCH 31, 2001        2,632,471    $26,325   $ 12,462,049     $(510,701)     $2,233,349    $14,211,022
                                 =========    =======   ============     =========      ==========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                        2001                 2000
                                                                     -----------          -----------
                                                                     (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                         $ 1,309,886          $   397,997
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                        186,973              148,427
    Provision for writeoff of inventory and receivables                  203,236               46,876
    Loss on disposals of long-lived assets                                    --                  432
    Deferred income taxes                                               (127,000)             (61,000)
  Increase in:
    Accounts receivable                                                 (299,742)            (249,067)
    Inventories, prepaid expenses and other assets                    (1,060,434)            (412,669)
  Increase (decrease) in:
    Accounts payable                                                    (632,687)             382,859
    Accrued liabilities and deposits                                   1,229,003              501,359
    Income taxes payable                                                (254,000)              21,366
                                                                     -----------          -----------
          Net Cash Provided By Operating Activities                      555,235              776,580
                                                                     -----------          -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (363,068)             (67,778)
                                                                     -----------          -----------
          Net Cash Used In Investing Activities                         (363,068)             (67,778)
                                                                     -----------          -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises                      329,598                2,440
  Payments on mortgage loan                                               (4,929)              (5,569)
                                                                     -----------          -----------
          Net Cash Provided By (Used In) Financing Activities            324,669               (3,129)
                                                                     -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (20,924)              38,673
                                                                     -----------          -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                                           495,912              744,346
  Beginning of year                                                    5,784,500            1,124,685
                                                                     -----------          -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                              $ 6,280,412          $ 1,869,031
                                                                     ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                         $    14,908          $     6,148
    Income taxes paid                                                  1,149,000              280,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2001


1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made.

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

   The consolidated results of operations for the six months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

   The components of inventories are as follows:

                                          March 31,         September 30,
                                            2001                2000
                                         ----------          ----------
         Purchased parts and
           raw materials                 $2,395,255          $1,931,524
         Work-in-process                  2,338,935           1,874,818
         Finished goods                     376,120             423,204
                                         ----------          ----------
         Totals                          $5,110,310          $4,229,546
                                         ==========          ==========

4. EARNINGS PER SHARE

                                                     Three Months Ended           Six Months Ended
                                                          March 31,                  March 31,
                                                  -------------------------     -------------------------
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
         Net income                               $  748,372     $  267,170     $1,309,886     $  397,997

         Weighted average Shares outstanding:
          Common shares                            2,657,886      2,109,154      2,631,302      2,108,915

          Common  equivalents (1)                    134,949        165,372        135,768        148,602
                                                  ----------     ----------     ----------     ----------

                                                   2,792,835      2,274,526      2,767,070      2,257,517
                                                  ==========     ==========     ==========     ==========
         Earnings Per Share:
           Basic                                  $      .28     $      .13     $      .50     $      .19

           Diluted                                $      .27     $      .12     $      .47     $      .18

----------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on 59,300 shares and 84,000 shares had an exercise price greater than the average market price in fiscal 2001 and fiscal 2000, respectively, and therefore did not enter into the calculation.

5. RECENT ACCOUNTING PRONOUNCEMENTS

   On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative qualifies for hedge treatment, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is in the process of assessing the impact that SAB No. 101 will have on its consolidated financial statements based on the SEC's most recently issued guidance.

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

                                                Three Months Ended              Six Months Ended
                                                    March 31,                       March 31,
                                          ---------------------------      ---------------------------
                                             2001            2000             2001            2000
                                          -----------     -----------      -----------     -----------
         Revenues
           Semiconductor equipment        $ 4,698,579     $ 2,540,822      $ 9,411,267     $ 4,706,296
           Polishing supplies               2,327,004       2,008,278        4,496,047       3,705,316
                                          -----------     -----------      -----------     -----------
                                          $ 7,025,583     $ 4,549,100      $13,907,314     $ 8,411,612
                                          ===========     ===========      ===========     ===========
         Operating profit
           Semiconductor equipment        $   766,538     $   119,753      $ 1,298,911     $   184,929
           Polishing supplies                 334,728         284,359          627,207         432,850
                                          -----------     -----------      -----------     -----------
         Total operating profit             1,101,266         404,112        1,926,118         617,779
           Interest income - net               78,106          12,058          151,768          21,218
                                          -----------     -----------      -----------     -----------
         Income before income taxes       $ 1,179,372     $   416,170      $ 2,077,886     $   638,997
                                          ===========     ===========      ===========     ===========
        a

7. LEGAL PROCEEDINGS.

   On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                --------------------      --------------------
                                 2001          2000        2001          2000
                                ------        ------      ------        ------
Net revenue                      100.0%        100.0%      100.0%        100.0%
Cost of product sales            (63.9)        (63.1)      (66.5)        (65.4)
                                ------        ------      ------        ------
     Gross margin                 36.1          36.9        33.5          34.6

Selling, general and
 administrative expenses         (18.4)        (23.7)      (17.9)        (24.3)

Research and development          (2.0)         (4.3)       (1.8)         (3.0)
                                ------        ------      ------        ------
     Operating profit             15.7%          8.9%       13.8%          7.3%
                                ======        ======      ======        ======

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

     NET REVENUE. The Company's net revenue for the three months ended March 31, 2001 was $7,026,000, an increase of $2,477,000, or 54%, compared to net revenue of $4,549,000 for the second quarter of fiscal 2000. Sales in the semiconductor equipment segment and polishing supplies segment increased by 85% and 16%, respectively, primarily due to shipments of systems to optical component manufacturers, a new market for the Company's products, and increased sales to the semiconductor industry, which the Company serves. The Company's first system shipment to an optical component manufacturer occurred in June 2000.

     Net revenue for the six months ended March 31, 2001 was $13,907,000, an increase of $5,495,000, or 65%, compared to net revenue of $8,412,000 for the same period of fiscal 2000. Sales in the semiconductor equipment segment and polishing supplies segment increased by 100% and 21%, respectively. Shipments of furnace systems to optical component manufacturers, as discussed above, account for approximately 70% of the increase, with the remaining 30% represented by increased sales of the Company's IBAL Automation products and polishing supplies.

     GROSS MARGIN. The Company's gross margin increased by approximately $858,000, or 51%, to $2,539,000 for the three months ended March 31, 2001, from $1,681,000 during the comparable period of the previous fiscal year. The increase in gross margin resulted from the 54% increase in revenue discussed above. Gross margin as a percentage of sales was 36% in the second quarter of fiscal 2001, compared to 37% in the second quarter of fiscal 2000, with the slight erosion resulting from the product mix. In the polishing supplies segment, gross margin declined to 30% of revenues from 33% in the prior year. Inventory write-offs were $109,000 higher in the second quarter of fiscal 2001, than in the comparable period of fiscal 2000, as a result of certain semiconductor equipment order cancellations, which contributed to the decline in consolidated gross margins. The gross margin of the semiconductor equipment segment declined to 39% of sales in fiscal 2001, compared to 40% of sales in the second quarter of fiscal 2000.

     Gross margin increased by approximately $1,759,000, or 60%, to $4,666,000 for the six months ended March 31, 2001, from $2,907,000 during the comparable period of the previous fiscal year. This increase resulted primarily from the 65% increase in revenue discussed above. As a percentage of sales, margins remained relatively constant.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 2001 increased by $218,000, or 20%, to $1,298,000, compared to $1,080,000 spent in the second quarter of fiscal 2000. Approximately $128,000 of the increase is due to commissions, incentive pay and other costs associated with the increased revenue and profitability. Other increases in expenses totaling $90,000 resulted from a number of factors including costs related to the expansion of facilities. Consolidated expenses declined to 18% of revenues for the three months ended March 31, 2001, as compared to 24% for the same period in fiscal 2000, due to a significant increase in revenues.

     Selling, general and administrative expenses for the six months ended March 31, 2001 increased by $453,000, or 22%, to $2,493,000, compared to $2,040,000 spent in the same period of fiscal 2000. Selling expenses, including commissions, account for $188,000 of the cost increases, while costs of added administrative personnel increased by $64,000. Other administrative costs account for the remaining increase in these expenses. Although selling, general and administrative expenses increased significantly, they declined to 18% of revenue in fiscal 2001 from 24% in fiscal 2000.

     RESEARCH AND DEVELOPMENT. Research and development costs declined by $56,000, to $140,000, during the second quarter of fiscal 2001, as compared to $196,000 spent in the second quarter of fiscal 2000, due to non-recurring purchases of supplies for the Company's asher research project in fiscal 2000.

     For the first six months of fiscal 2001, research and development costs declined by $3,000, to $247,000, as compared to $250,000 spent in the same period of fiscal 2000. Increased expenditures in development expenditures for furnaces in the current fiscal year nearly offset the decline in Asher related costs discussed above.

     OPERATING PROFIT. Operating profit for the second quarter of fiscal 2001 was $1,101,000, an increase of $697,000, or 173%, compared to an operating profit of $404,000 in the same period of fiscal 2000. The increase in operating profit is primarily attributable to the 54% increase in consolidated revenue and continued cost control. Operating profit for the polishing supplies segment increased by $51,000, or 18%, to $335,000, compared to $284,000 in the second quarter of fiscal 2000, as a result of the 16% increase in sales volume. In the semiconductor equipment segment, operating profit increased by $647,000 to $767,000, compared to $120,000 in the second quarter of fiscal 2000. The increase in the second quarter operating profit of the semiconductor equipment segment is due to the 85% increase in sales and continued cost control. On a consolidated basis, operating profits grew to 16% of revenue in the second quarter of fiscal 2001, compared to 9% of revenue in the second quarter of the prior fiscal year.

     Operating profit for the six months ended March 31, 2001 was $1,926,000, an increase of $1,308,000, or 212%, compared to an operating profit of $618,000 in the same period of fiscal 2000. The increase in operating profit is primarily attributable to the 65% increase in consolidated revenue. Operating profit for the polishing supplies segment increased by $194,000, or 45%, to $627,000, compared to $433,000 in the same period of fiscal 2000, as a result of the 21% increase in sales volume. In the semiconductor equipment segment, operating profit increased by $1,114,000 to $1,299,000, compared to $185,000 in the first six months of fiscal 2000. The increase in the second quarter operating profit of the semiconductor equipment segment is due to the 85% increase in sales and continued cost control. On a consolidated basis, operating profits grew to 14% of revenue in the first six months of fiscal 2001, compared to 7% of revenue in the same period of the prior fiscal year.

     NET INTEREST INCOME. During the second quarter of fiscal 2001, net interest income increased $66,000 to $78,000, compared to $12,000 in the corresponding quarter of fiscal 2000, due to interest earned on the portion of the equity capital raised in the fourth quarter of fiscal 2000 that has not yet been deployed and cash generated from operations. As a result of the foregoing factors, income before income taxes for the second quarter of fiscal 2001 was $1,179,000, an increase of 183%, compared to $416,000 in the second quarter of fiscal 2000.

     For the six months ended March 31, 2001, net interest income increased $131,000 to $152,000, compared to $21,000 in the corresponding period of fiscal 2000 for the reasons discussed above. Income before income taxes for the first six months of fiscal 2001 was $2,078,000, an increase of 225%, compared to $639,000 in the first six months of fiscal 2000.

     PROVISION FOR INCOME TAXES. Income tax expense of $431,000, recorded at an effective tax rate of 37%, resulted in net income for the second quarter of fiscal 2001 of $748,000. During the same quarter of fiscal 2000, the Company recorded income tax expense of $149,000, reflecting a 36% effective tax rate and resulting in net income of $267,000.

     Income tax expense of $768,000, recorded at an effective tax rate of 37%, resulted in net income for the first six months of fiscal 2001 of $1,310,000. During the same period of fiscal 2000, the Company recorded income tax expense of $241,000, reflecting a 38% effective tax rate, resulting in net income of $398,000.

     NET INCOME. The resulting net income for the second quarter of fiscal 2001 was $748,000, or $.27 per diluted share, an increase of $481,000, or 180%, compared to the net income of $267,000, or $.12 per share, in the second quarter of fiscal 2000.

     Net income for the six months ended March 31, 2001 was $1,310,000, or $.47 per diluted share, an increase of $912,000, or 229%, compared to the net income of $398,000, or $.18 per share, for the same period of fiscal 2000.

     BACKLOG. At March 31, 2001, the order backlog was $12,736,000, an increase of $758,000, or 6%, from the $11,978,000 backlog at December 31, 2000. New orders net of cancellations in the second quarter of fiscal 2001 exceeded shipments during the period. Despite significant declines in the backlog of orders for automation products and polishing supplies and equipment during the second quarter of fiscal 2001, this was more than offset by the increase in the backlog of orders for diffusion furnaces. The March 31, 2001 backlog declined by $1,763,000, or 12%, from the $14,499,000 backlog at September 30, 2000. While new orders nearly equaled shipments for the first quarter of fiscal 2001, cancellations of four system orders accounted for the reduction in the backlog since September 30, 2000. The backlog as of March 31, 2001, was approximately $8,292,000 higher than at March 31, 2000, an increase of 187%.

     Due to the possibility of customer changes in delivery schedules, order cancellations, potential delays in product shipments, delays in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and changes in product mix, our backlog as of any point in time may not be representative of actual sales and profitability in any future period. A reduction in backlog during any particular period could have a material adverse affect on our business prospects, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had $6,280,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $5,785,000 at September 30, 2000, an increase of approximately $495,000. The Company's current cash position is primarily a result of the $4,616,000 of net cash proceeds from a private placement of the Company's Common Stock in September 2000 and the positive cash flow during fiscal 2001. An additional $2 million line of credit secured in October 2000 further enhances the Company's liquidity position. The Company continues to believe that there is sufficient liquidity for existing operations and its expansion plans.

     CASH FLOW. The $495,000 net increase in cash during the six months ended March 31, 2001, approximates the cash flow provided by the operations. The $555,000 cash flow provided by operations is comprised of $1,310,000 of net income, depreciation and amortization ($187,000), non-cash write-offs of inventories and receivables ($203,000), and approximately a $1 million increase in customer deposits. These items were partially offset by increased investments in inventories ($1,060,000) and receivables ($300,000) and reductions in accounts payable and income taxes payable. Proceeds from exercise of outstanding warrants and options provided approximately $330,000 in cash, nearly enough to finance capital expenditures totaling $363,000, which primarily were for the expansion of plant capacity in the semiconductor equipment segment.

     This large increase in inventories occurred primarily in the first quarter of fiscal 2001, as a result of volume purchase commitments made to offset growing lead times that were being experienced in the fourth quarter of fiscal 2000 and customer cancellations and delayed delivery schedules in the first and second quarter of the current fiscal year. While inventory may remain at higher than historical levels for several quarters, the Company believes that it will not increase further and does not expect any significant losses to occur in the disposing of excess inventory.

     At March 31, 2001, working capital was $12,367,000, up $1,433,000 from $10,934,000 at September 30, 2000. The Company's current ratio increased slightly to 3.5:1 at the end of the second quarter of fiscal 2001 from 3.3:1 at the beginning of the 2001 fiscal year. The Company believes that its current ratio continues to indicate a strong financial condition. At the end of the second quarter of fiscal 2001, cash and cash equivalents comprised 32% of total assets and stockholders' equity accounted for 73% of total capitalization. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative qualifies for hedge treatment, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company may be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, if the Company is required to change its revenue recognition policies in order to comply with SAB No. 101, a significant cumulative charge related to a change in an accounting principle may be required. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is in the process of assessing the impact that SAB No. 101 will have on its consolidated financial statements based on the SEC's most recently issued guidance.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 15, 2001, the Company held its annual meeting of shareholders at which 2,180,175, or 83% of the 2,628,871 shares outstanding were represented by proxy or in person. The following persons where elected to the board of directors with shares voted as follows:

          Election of Directors               For               Withheld
          ---------------------            ---------            --------
          Jong S. Whang                    2,174,237              5,938
          Robert T. Hass                   2,174,365              5,810
          Donald F. Johnston               2,174,333              5,842
          Alvin Katz                       2,174,208              6,967
          Bruce R. Thaw                    2,174,365              5,810

     At the annual meeting the shareholders approved an amendment to the Amtech Systems, Inc. 1998 Stock Option Plan to increase the number of shares available for issuance thereunder by 250,000 from 50,000 to 300,000. Of the shares voted on the proposal, 402,202 voted for, 169,972 voted against and 7,614 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          10.1 Employment Agreement between Amtech System, Inc. and Jong S. Whang, its President and Chief Executive Officer.

     (b) Reports on Form 8-K

         None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.


     By /s/ Robert T. Hass                                   Dated: May 15, 2001
        ------------------------------------------
        Robert T. Hass, Vice-President-Finance and
        (Chief Financial and Accounting Officer)