Form 10-Q
period 2001-06-30
AMTECH SYSTEMS INC
filed 2001-08-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2001

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Shares of Common Stock outstanding as of June 30, 2001: 2,649,171

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION.

     Item 1. Condensed Consolidated Financial Statements

          Consolidated Balance Sheets -
            June 30, 2001 and September 30, 2000...........................    3

          Consolidated Statements of Operations -
            Three and Nine months ended June 30, 2001 and 2000.............    4

          Consolidated Statements of Stockholders' Equity-
            Three and Nine months ended June 30, 2001 and 2000.............    5

          Consolidated Statements of Cash Flows -
            Three and Nine months ended June 30, 2001 and 2000.............    6

          Notes to Condensed Consolidated Financial Statements.............    7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Results of Operations............................................   12
          Liquidity and Capital Resources..................................   15
          Recent Accounting Pronouncements.................................   16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk....   17
          Forward-Looking Statements.......................................   17


PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings ............................................   18

     Item 4. Submission of Matters to a Vote of Security Holders  .........   18

     Item 6. Exhibits and Reports on Form 8-K. ............................   18


SIGNATURE..................................................................   19

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,      September 30,
                                                                        2001            2000
                                                                   ------------     ------------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  5,490,929     $  5,784,500
 Accounts receivable - net                                            5,999,323        4,929,948
 Inventories                                                          4,929,190        4,229,546
 Deferred income taxes                                                  834,000          577,000
 Prepaid expenses                                                        43,450           79,476
                                                                   ------------     ------------
          Total current assets                                       17,296,892       15,600,470

PROPERTY, PLANT AND EQUIPMENT - net                                   1,286,259        1,093,707

GOODWILL AND OTHER ASSETS -  net                                        754,429          789,083
                                                                   ------------     ------------
          Total assets                                             $ 19,337,580     $ 17,483,260
                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,429,496     $  2,144,197
  Accrued compensation and related taxes                                780,214          635,354
  Accrued warranty expense                                              340,525          218,693
  Accrued installation expense                                          204,169          266,101
  Customer deposits                                                     696,702          245,663
  Income taxes payable                                                  785,000          670,000
  Other accrued liabilities                                             396,709          486,779
                                                                   ------------     ------------
          Total current liabilities                                   4,632,815        4,666,787
                                                                   ------------     ------------

LONG-TERM OBLIGATIONS                                                    94,454          236,590
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                               --               --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
    2,649,171 (2,571,808 in 2000) shares issued and outstanding          26,492           25,718
  Additional paid-in capital                                         12,543,728       12,133,058
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation adjustment                 (595,212)        (502,356)
  Retained earnings                                                   2,635,303          923,463
                                                                   ------------     ------------
          Total stockholders' equity                                 14,610,311       12,579,883
                                                                   ------------     ------------
          Total liabilities and stockholders' equity               $ 19,337,580     $ 17,483,260
                                                                   ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three and Nine Months Ended June 30, 2001 and 2000

                                        Three Months Ended June 30,      Nine Months Ended June 30,
                                        --------------------------      ----------------------------
                                           2001            2000            2001              2000
                                        ----------      ----------      -----------      -----------
                                        (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Net product sales                       $6,053,533      $4,693,430      $19,960,847      $13,105,042
Cost of product sales                    4,061,890       3,020,817       13,303,434        8,524,967
                                        ----------      ----------      -----------      -----------
         Gross margin                    1,991,643       1,672,613        6,657,413        4,580,075

Selling, general and administrative      1,333,960       1,144,149        3,826,986        3,184,250
Research and development                    55,727          84,107          302,353          333,689
                                        ----------      ----------      -----------      -----------
        Operating profit                   601,956         444,357        2,528,074        1,062,136

Interest income - net                       53,998          21,138          205,766           42,356
                                        ----------      ----------      -----------      -----------

Income before income taxes                 655,954         465,495        2,733,840        1,104,492
Income tax provision                       254,000         173,000        1,022,000          414,000
                                        ----------      ----------      -----------      -----------

NET INCOME                              $  401,954      $  292,495      $ 1,711,840      $   690,492
                                        ==========      ==========      ===========      ===========

EARNINGS PER SHARE:
  Basic                                 $      .15      $      .14      $       .65      $       .32
  Weighted average shares outstanding    2,670,822       2,163,808        2,644,475        2,131,992

  Diluted                               $      .14      $      .13      $       .61      $       .31
  Weighted average shares outstanding    2,862,667       2,269,558        2,803,068        2,237,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For Three and Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                             Common Stock                        Accumulated     Retained
                                         --------------------     Additional        Other        Earnings          Total
                                           Number                  Paid-In      Comprehensive  (Accumulated    Stockholders'
                                         of Shares    Amount       Capital      Income (Loss)    Deficit)          Equity
                                         ---------    -------    ------------     ---------     -----------     ------------
BALANCE AT SEPTEMBER 30, 1999            2,108,679    $21,087    $  7,400,152     $(309,064)    $  (401,958)    $  6,710,217
  Net income                                    --         --              --            --         690,492          690,492
  Translation adjustment                        --         --              --       (97,548)             --          (97,548)
                                                                                                                ------------
     Comprehensive income                       --         --              --            --              --          592,944
                                                                                                                ------------
  Warrants and stock options exercised      55,129        551           1,891            --              --            2,442
                                         ---------    -------    ------------     ---------     -----------     ------------
BALANCE AT JUNE 30, 2000                 2,163,808    $21,638    $  7,402,043     $(406,612)    $   288,534     $  7,305,603
                                         =========    =======    ============     =========     ===========     ============

BALANCE AT SEPTEMBER 30, 2000            2,571,808    $25,718    $ 12,133,058     $(502,356)    $   923,463     $ 12,579,883
  Net income                                    --         --              --            --       1,711,840        1,711,840
  Translation adjustment                        --         --              --       (92,856)             --          (92,856)
                                                                                                                ------------
     Comprehensive income                                                                                          1,618,984
                                                                                                                ------------
  Warrants and stock options exercised      77,363        774         410,670            --              --          411,444
                                         ---------    -------    ------------     ---------     -----------     ------------
BALANCE AT JUNE 30, 2001                 2,649,171    $26,492    $ 12,543,728     $(595,212)    $ 2,635,303     $ 14,610,311
                                         =========    =======    ============     =========     ===========     ============

BALANCE AT MARCH 31, 2000                2,110,729    $21,107    $  7,402,572     $(407,880)    $    (3,961)    $  7,011,838
  Net income                                    --         --              --            --         292,495          292,495
  Translation adjustment                        --         --              --         1,268              --            1,268
                                                                                                                ------------
     Comprehensive income                       --         --              --            --              --          293,763
                                                                                                                ------------
  Warrants and stock options exercised      53,079        531            (529)           --              --                2
                                         ---------    -------    ------------     ---------     -----------     ------------
BALANCE AT JUNE 31, 2000                 2,163,808    $21,638    $  7,402,043     $(406,612)    $   288,534     $  7,305,603
                                         =========    =======    ============     =========     ===========     ============

BALANCE AT MARCH 31, 2001                2,632,471    $26,325    $ 12,462,049     $(510,701)    $ 2,233,349     $ 14,211,022
  Net income                                    --         --              --            --         401,954          401,954
  Translation adjustment                        --         --              --       (84,511)             --          (84,511)
                                                                                                                ------------
     Comprehensive income                                                                                            317,443
                                                                                                                ------------
  Warrants and stock options exercised      16,700        167          81,679            --              --           81,846
                                         ---------    -------    ------------     ---------     -----------     ------------
BALANCE AT JUNE 30, 2001                 2,649,171    $26,492    $ 12,543,728     $(595,212)    $ 2,635,303     $ 14,610,311
                                         =========    =======    ============     =========     ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Nine Months Ended June 30, 2001 and 2000

                                                                  2001             2000
                                                              -----------      -----------
                                                              (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                  $ 1,711,840      $   690,492
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               277,474          219,432
      Provision for writeoff of inventory and receivables         492,208           20,266
      Loss on disposals of long-lived assets                           --              432
      Deferred income taxes                                      (257,000)         (87,000)
   Decrease (increase) in:
      Accounts receivable                                      (1,527,559)          28,893
      Inventories, prepaid expenses and other assets             (880,339)        (416,763)
   Increase (decrease) in:
      Accounts payable                                           (678,151)         192,931
      Accrued liabilities and deposits                            614,347          322,742
      Income taxes payable                                        115,000          235,355
                                                              -----------      -----------
   Net Cash Provided By (Used In) Operating Activities           (132,180)       1,206,780
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     (429,872)        (148,205)
                                                              -----------      -----------
   Net Cash Used In Investing Activities                         (429,872)        (148,205)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises               411,444            2,442
  Payments on mortgage loan                                      (143,540)          (8,128)
                                                              -----------      -----------
   Net Cash Provided By (Used In) Financing Activities            267,904           (5,686)
                                                              -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               577           49,243
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                        (293,571)       1,102,132
  Beginning of year                                             5,784,500        1,124,685
                                                              -----------      -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                       $ 5,490,929      $ 2,226,817
                                                              ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                    $    22,194      $     9,562
  Income taxes paid                                             1,164,000          263,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2001


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

     The consolidated results of operations for the three and nine months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   REVENUE RECOGNITION

     Revenue is recognized on the accrual basis when the customer takes title to the product, generally upon shipment. On occasion, the Company will recognize revenue prior to shipment. When this occurs, the Company ensures that title has passed, the customer has committed to take delivery of the goods in a reasonable period of time, there is a legitimate business purpose requested by the customer to not ship the product, the product is complete and ready for shipment and is segregated from existing inventory and there are no material contingencies. Upon shipment, the Company recognizes all revenue and accrues the estimated costs of installation. See
     Note 5 - Recent Accounting Pronouncements.

3.   INVENTORIES

     The components of inventories are as follows:

                                                  June 30,      September 30,
                                                    2001            2000
                                                 ----------      ----------
     Purchased parts and raw materials           $2,927,797      $1,931,524
     Work-in-process                              1,624,771       1,874,818
     Finished goods                                 376,622         423,204
                                                 ----------      ----------
     Totals                                      $4,929,190      $4,229,546
                                                 ==========      ==========

4.   EARNINGS PER SHARE

                                     Three Months Ended          Nine months ended
                                          June 30,                   June 30,
                                  ------------------------    ------------------------
                                     2001          2000          2001          2000
                                  ----------    ----------    ----------    ----------
     Net income                   $  401,954    $  292,495    $1,711,840    $  690,492

     Weighted average
     Shares outstanding:
       Common shares               2,670,822     2,163,808     2,644,475     2,131,992

       Common equivalents (1)        191,845       105,750       158,593       105,244
                                  ----------    ----------    ----------    ----------
                                   2,862,667     2,269,558     2,803,068     2,237,236
                                  ==========    ==========    ==========    ==========
     Earnings Per Share:
       Basic                      $      .15    $      .14    $      .65    $      .32

       Diluted                    $      .14    $      .13    $      .61    $      .31

----------
(1) Number of shares calculated using the treasury stock method and the average market price during the period. Options and warrants on a total of 45,700 shares in fiscal 2001 periods and on 84,000 shares in fiscal 2000 periods had an exercise price greater than the average market price and therefore did not enter into the calculation.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company will be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, when the Company changes its revenue recognition policies in order to comply with SAB No. 101, it will be treated as a change in an accounting principles and the cumulative effect of the change as of October 1, 2000, which may be a significant charge, will be excluded from operating income and reported as a separate component of net income. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is in the process of assessing the impact that SAB No. 101 will have on its consolidated financial statements based on the SEC's most recently issued guidance.

     In July 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates poolings of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuance of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. SFAS Nos. 141 and 142 must be adopted by the Company no later than October 1, 2002, with early adoption permitted on October 1, 2001. Since amortization of goodwill is currently an estimated $69,000 per year, the discontinuance of such amortization will not have a material affect on the Company's net income or financial condition. While the Company does not expect to incur an impairment charge related to its recorded goodwill, currently $700,000, there can be no assurance that such an impairment charge will not occur at some time in the future.

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
     Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative qualifies for hedge treatment, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or operating results.

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

                                      Three Months Ended            Nine months ended
                                           June 30,                      June 30,
                                   -------------------------    --------------------------
                                      2001           2000           2001           2000
                                   ----------    -----------    -----------    -----------
     Revenues
       Semiconductor equipment     $4,247,244    $ 2,587,020    $13,658,511    $ 7,293,316
       Polishing supplies           1,806,289      2,106,410      6,302,336      5,811,726
                                   ----------    -----------    -----------    -----------
                                   $6,053,533    $ 4,693,430    $19,960,847    $13,105,042
                                   ==========    ===========    ===========    ===========

     Operating profit
       Semiconductor equipment     $  475,362    $   216,015    $ 1,774,273    $   400,944
       Polishing supplies             126,594        228,342        753,801        661,192
                                   ----------    -----------    -----------    -----------
     Total operating profit           601,956        444,357      2,528,074      1,062,136
       Interest income - net           53,998         21,138        205,766         42,356
                                   ----------    -----------    -----------    -----------
     Income before income taxes    $  655,954    $   465,495    $ 2,733,840    $ 1,104,492
                                   ==========    ===========    ===========    ===========

7.   LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the Company's costs, if any, to resolve this matter will not be material to the its results of operations or financial position.

8.   CONCENTRATION OF CREDIT RISK

     As of June 30, 2001, receivables from customers in the optical component industry comprised 52% of total receivables, of which three accounts comprised 38% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of September 30, 2000, receivables from two customers comprised 40% of accounts receivable, one of which was from the optical component industry and accounted for 12% of receivables.

     In July 2001, one of these optical component customers filed a petition for protection from creditors under Chapter 11 of the U.S. bankruptcy code, while owing the Company approximately $815,000. Before that optical customer filed for bankruptcy, the Company had collected $794,000 of the original balance. Based upon information provided by the customer, management estimates that all but approximately $333,000 of that amount should be collectible. As of June 30, 2001, the allowance for doubtful accounts has been increased by the amount estimated to be uncollectible. There can be no assurance that the provision for doubtful accounts will be sufficient.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                      Three Months Ended      Nine Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------
                                       2001        2000        2001        2000
                                      -----       -----       -----       -----
     Net revenue                      100.0%      100.0%      100.0%      100.0%
     Cost of product sales            (67.1)      (64.4)      (66.6)      (65.1)
                                      -----       -----       -----       -----
       Gross margin                    32.9        35.6        33.4        34.9

     Selling, general and
       administrative expenses        (22.1)      (24.3)      (19.2)      (24.3)

     Research and development           (.9)       (1.8)       (1.5)       (2.5)
                                      -----       -----       -----       -----
       Operating profit                 9.9%        9.5%       12.7%        8.1%
                                      =====       =====       =====       =====

     NET REVENUE. The Company's net revenue for the three months ended June 30, 2001 was $6,054,000, an increase of $1,361,000, or 29%, compared to net revenue of $4,693,000 for the third quarter of fiscal 2000. Sales in the semiconductor equipment segment increased by 64% primarily due to shipments of diffusion furnace systems to optical component manufacturers, a new market for the Company's products. The Company's first system shipment to an optical component manufacturer occurred in June 2000. The Company's semiconductor segment also had significant sales from its new automation products, which were more than offset by a decrease in sales of its higher priced automation products. The sales increase in the semiconductor equipment segment was partially offset by a 14% decline in sales of polishing supplies caused by the downturn in the semiconductor industry.

     Net revenue for the nine months ended June 30, 2001 was $19,961,000, an increase of $6,856,000, or 52%, compared to net revenue of $13,105,000 for the same period of fiscal 2000. Sales in the semiconductor equipment segment and polishing supplies segment increased by 87% and 8%, respectively. Shipments of furnace systems to optical component manufacturers, as discussed above, account for most of that increase. Sales of new automation products announced last fiscal year account for $1,416,000 of that increase, with the balance of the increase attributable higher sales of the polishing supplies segment.

     GROSS MARGIN. The Company's gross margin increased by approximately $319,000, or 19%, to $1,992,000 for the three months ended June 30, 2001, from $1,673,000 during the comparable period of the previous fiscal year. The increase in gross margin resulted from the 29% increase in revenue discussed above, which was partially offset by the effect of a lower gross margin percentage. Gross margin as a percentage of sales was 33% in the third quarter of fiscal 2001, compared to 36% in the third quarter of fiscal 2000, with the erosion resulting from competitive pricing pressure, a less favorable product mix and increased warranty costs. In the polishing supplies segment, gross margin declined to 26% of revenues in the third quarter of fiscal 2001, compared to 30% in the prior year, as a result of fixed costs being spread over a lower sales volume. The gross margin of the semiconductor equipment segment declined to 36% of sales in the third quarter of fiscal 2001, compared to 40% of sales in the third quarter of fiscal 2000, as a result of competitive pricing pressure, product mix and increased warranty costs.

     Gross margin increased by approximately $2,077,000, or 45%, to $6,657,000 for the nine months ended June 30, 2001, from $4,580,000 during the comparable period of the previous fiscal year. This increase resulted primarily from the 52% increase in revenue discussed above. As a percentage of sales, margins for the nine months ended June 30, 2001 declined slightly to 33% from 35% in the comparable period of fiscal year 2000, primarily due to the same factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 2001 increased by $190,000, or 17%, to $1,334,000, compared to $1,144,000 spent in the third quarter of fiscal 2000. The provision for doubtful accounts receivable was increased by $333,000 primarily due to a customer in the optical component industry filing for protection from creditors under Chapter 11 of the U.S. bankruptcy code, while owing the Company approximately $815,000. Before that optical customer filed for bankruptcy, the Company had collected $794,000 of the original balance. Based upon information provided by the customer, management estimates that all but approximately $333,000 of that amount should be collectible. There can be no assurance that the provision for doubtful accounts will be sufficient. The increased expenses caused by that provision were partially offset by lower commissions, as a larger percentage of sales were represented by in-house accounts. Also, approximately $66,000 of grants for research and development were received from various agencies in The Netherlands and credited to miscellaneous income and netted against general and administrative expenses. Consolidated expenses declined to 22% of revenues for the three months ended June 30, 2001, as compared to 24% for the same period in fiscal 2000, due to fixed costs being spread over higher revenues.

     Selling, general and administrative expenses for the nine months ended June 30, 2001, increased by $643,000, or 20%, to $3,827,000, compared to $3,184,000 spent in the same period of fiscal 2000. The increase in the provision for bad debts, discussed above, was the most significant factor contributing to the higher level of selling, general and administrative expenses. Although selling, general and administrative expenses increased significantly, they declined to 19% of revenue in fiscal 2001 from 24% in fiscal 2000.

     RESEARCH AND DEVELOPMENT. Research and development costs declined by $28,000, to $56,000, during the third quarter of fiscal 2001, as compared to $84,000 spent in the third quarter of fiscal 2000, primarily due to the reversal in the most recent quarter of an over accrual of such expenses that occurred in the second quarter of the current fiscal year.

     For the first nine months of fiscal 2001, research and development costs declined by $32,000, to $302,000, as compared to $334,000 spent in the same period of fiscal 2000. Increased development expenditures for furnaces in the current fiscal year were more than offset by the decline in asher related costs.

     OPERATING PROFIT. Operating profit for the third quarter of fiscal 2001 was $602,000, an increase of $158,000, or 36%, compared to an operating profit of $444,000 in the same period of fiscal 2000. The increase in operating profit is primarily attributable to the 29% increase in consolidated revenue and continued cost control. Operating profit for the polishing supplies segment declined by $101,000, or 44%, to $127,000, compared to $228,000 in the third quarter of fiscal 2000, as a result of the 14% decline in that segments sales volume, without a similar reduction in fixed costs. In the semiconductor equipment segment, operating profit increased by $259,000, or 120%, to $475,000, compared to $216,000 in the third quarter of fiscal 2000. The increase in the third quarter operating profit of the semiconductor equipment segment is primarily due to the 64% increase in sales and continued cost control. On a consolidated basis, operating profits in the third quarter of both fiscal 2001 and 2000 represented approximately 10% of revenue.

     Operating profit for the nine months ended June 30, 2001 was $2,528,000, an increase of $1,466,000, or 138%, compared to an operating profit of $1,062,000 in the same period of fiscal 2000. The increase in operating profit is primarily attributable to the 52% increase in consolidated revenue and continued cost control. Operating profit for the polishing supplies segment increased by $93,000 to $754,000, from $661,000 in the comparable period of fiscal 2000, primarily as a result of continued cost controls. For the semiconductor equipment segment, operating profit was $1,774,000, an increase of $1,373,000, or 342%, compared to $401,000 in the first nine months of fiscal 2000. The increase in the operating profit of the semiconductor equipment segment is due to the 87% increase in sales of that segment and continued cost control. On a consolidated basis, operating profits grew to 13% of revenue in the first nine months of fiscal 2001, compared to 8% of revenue in the same period of the prior fiscal year, as fixed costs were spread over the higher sales volume.

     NET INTEREST INCOME. During the third quarter of fiscal 2001, net interest income increased by $33,000 to $54,000, compared to $21,000 in the corresponding period of fiscal 2000, due to interest earned on the portion of the equity capital raised in the fourth quarter of fiscal 2000 that has not yet been deployed. As a result of the foregoing factors, income before income taxes for the third quarter of fiscal 2001 was $656,000, an increase of 41%, compared to $465,000 in the third quarter of fiscal 2000.

     For the nine months ended June 30, 2001, net interest income increased $164,000 to $206,000, compared to $42,000 in the corresponding period of fiscal 2000 for the reasons discussed above. Income before income taxes for the first nine months of fiscal 2001 was $2,734,000, an increase of 148%, compared to $1,104,000 in the first nine months of fiscal 2000.

     PROVISION FOR INCOME TAXES. Income tax expense of $254,000, recorded at an effective tax rate of 39%, resulted in net income for the third quarter of fiscal 2001 of $402,000. During the same quarter of fiscal 2000, the Company recorded income tax expense of $173,000, reflecting a 37% effective tax rate and resulting in net income of $292,000. The higher effective tax rate in the most recent quarter is due to having fully utilized certain state net operating loss carryforwards during the first two quarters of the current fiscal year.

     Income tax expense of $1,022,000, recorded at an effective tax rate of 37%, resulted in net income for the first nine months of fiscal 2001 of $1,712,000. During the same period of fiscal 2000, the Company recorded income tax expense of $414,000, reflecting a 37% effective tax rate, resulting in net income of $690,000.

     NET INCOME. Net income for the third quarter of fiscal 2001 was $402,000, or $.14 per diluted share, representing an increase of $110,000, or 38%, compared to net income of $292,000, or $.13 per diluted share, in the third quarter of fiscal 2000.

     Net income for the nine months ended June 30, 2001 was $1,712,000, or $.61 per diluted share, representing an increase of $1,022,000, or 148%, compared to net income of $690,000, or $.31 per diluted share, for the same period of fiscal 2000.

     BACKLOG. At June 30, 2001, the order backlog was $9,433,000, a decrease of $3,303,000, or 26%, from the $12,736,000 backlog at March 31, 2001. New orders net of cancellations were only 45% of shipments during the third fiscal quarter and resulted in the significant decline in orders. The new orders for both business segments were significantly lower during the third quarter of the current fiscal year than any quarter since the quarter ended March 31, 1999, the end of the previous industry slowdown. The Company can not reasonably estimate the duration of the industry slowdown or the extent to which it will adversely affect its future results of operations. Despite the significant decline in orders and the backlog, the backlog remains significantly higher than anytime prior to the June 2000 quarter and is more than 100% higher than it was as recently as March 31, 2000. Also, several large system orders received since June 30, 2001 have been encouraging.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had $5,491,000 of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $5,785,000 at September 30, 2000, a decrease of approximately $294,000. The Company's current cash position is primarily a result of the $4,616,000 of net cash proceeds received from a private placement of the Company's Common Stock in September 2000. An additional $2 million line of credit secured in October 2000 further enhances the Company's liquidity position. The Company continues to believe that there is sufficient liquidity for existing operations and its expansion plans.

     CASH FLOW. The $294,000 net decrease in cash during the nine months ended June 30, 2001, approximates the cash flow used by the operations and the payments on the mortgage loan. The $132,000 cash flow used in the operations is comprised of $1,712,000 of net income, depreciation and amortization ($277,000), non-cash write-offs of inventories and receivables ($492,000), and approximately a $451,000 increase in customer deposits. These items were partially offset by increased investments in inventories ($880,000) and receivables ($1,528,000) and reductions in accounts payable ($678,000). Proceeds from the exercise of outstanding warrants and options provided approximately $411,000 in cash, almost the same amount invested in purchases of property, plant and equipment ($430,000), which primarily were for the expansion of plant capacity in the semiconductor equipment segment.

     This large increase in inventories occurred primarily in the first quarter of fiscal 2001, as a result of volume purchase commitments made to offset growing lead times for system components and parts that were being experienced in the fourth quarter of fiscal 2000 and customer cancellations and delayed delivery schedules in the first and third quarter of the current fiscal year. While inventory may remain at higher than historical levels for several more quarters, the Company believes that it will not increase further and does not expect any significant losses to occur in the disposing of excess inventory.

     Accounts receivable have also increased significantly during the nine months since the being of the fiscal year. While management believes that the increased provision for bad debt is sufficient, there can be no assurance that the remaining net receivables will be fully collectible. See Note 8 - Concentration Of Credit Risk.

     At June 30, 2001,  working  capital was  $12,664,000,  up  $1,730,000  from
$10,934,000 at September 30, 2000. The Company's current ratio increased slightly to 3.7:1 at the end of the third quarter of fiscal 2001, from 3.3:1 at the beginning of the 2001 fiscal year. The Company believes that its current ratio continues to indicate a strong financial condition. At the end of the third quarter of fiscal 2001, cash and cash equivalents comprised 28% of total assets and stockholders' equity accounted for 76% of total capitalization. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which sets forth the SEC Staff's views on selected revenue recognition issues. Based upon the prevailing interpretations of SAB No. 101, the Company will be required to delay recognition of at least a portion of its sales of semiconductor production systems until installation has been completed and customer acceptance has occurred. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and installation costs represent an insignificant percentage of total costs. The Company believes its current accounting policies on revenue recognition are consistent with those generally used in its industry and have been consistently applied since the inception of the Company. Therefore, when the Company changes its revenue recognition policies in order to comply with SAB No. 101, it will be treated as a change in an accounting principles and the cumulative effect of the change as of October 1, 2000, which may be a significant charge, will be excluded from operating income and reported as a separate component of net income. The guidance in SAB No. 101 must be adopted no later than the fourth quarter of the Company's fiscal year 2001, ending September 30, 2001, with a restatement of the first three quarters of that fiscal year. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions." The Company is in the process of assessing the impact that SAB No. 101 will have on its consolidated financial statements based on the SEC's most recently issued guidance.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangibles Assets" ("SFAS No. 142"). SFAS No. 141 eliminates poolings of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuance of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. SFAS Nos. 141 and 142 must be adopted by the Company no later than October 1, 2002, with early adoption permitted on October 1, 2001. Since amortization of goodwill is currently an estimated $69,000 per year, the discontinuance of such amortization will not have a material affect on the Company's net income or financial condition. While the Company does not expect to incur an impairment charge related to its recorded goodwill, currently $700,000, there can be no assurance that such an impairment charge will not occur at some time in the future.

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative qualifies for hedge treatment, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or operating results.

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

FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes,"
"expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the Company will be able to adapt to the current slowdown in the semiconductor and optical component markets it serves and that the slowdown will not last longer than in other recent industry cycles, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries, (o) the effects of adopting SAB No. 101 will largely be offset by increased sales and (p) collection of receivables will not become more difficult than anticipated and write-offs with respect to uncollectible accounts will not materially increase. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

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

AMTECH SYSTEMS, INC.


By /s/ Robert T. Hass                             Dated: August 14, 2001
   ------------------------------------------            -----------------------
   Robert T. Hass, Vice-President-Finance and
   (Chief Financial and Accounting Officer)