Form 10-K405
period 2001-10-30
AMTECH SYSTEMS INC
filed 2002-01-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: September 30, 2001

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

                          Common Stock, $.01 Par Value
                                (Title of Class)

                            Redeemable Public Warrant
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,500,000 based on the average of the high and low prices of Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 2,649,171 shares of Common Stock, $.01 par value, outstanding as of December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 2002 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant's fiscal year ended September 30, 2001, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1.  BUSINESS.........................................................     1

         BACKGROUND.......................................................     1

         INDUSTRY BACKGROUND..............................................     2

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS....................     3

         BUSINESS OVERVIEW................................................     3

         GROWTH STRATEGY..................................................     4

         PRINCIPAL PRODUCTS...............................................     5

         PROPOSED NEW PRODUCTS............................................     9

         MANUFACTURING AND SUPPLIERS......................................     9

         ORDER BACKLOG....................................................    10

         RESEARCH, DEVELOPMENT AND ENGINEERING............................    10

         PATENTS .........................................................    11

         SALES AND MARKETING..............................................    12

         COMPETITION......................................................    13

         EMPLOYEES........................................................    14

         FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
           AND EXPORT SALES ..............................................    15

ITEM 2   PROPERTIES.......................................................    15

ITEM 3   LEGAL PROCEEDINGS................................................    15

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    16

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS' MATTERS .........................................    16

         MARKET INFORMATION...............................................    16

         HOLDERS .........................................................    17

         DIVIDENDS........................................................    17

ITEM 6   SELECTED FINANCIAL DATA .........................................    17

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .....................................    19

         STRATEGY FOR EXPANSION AND CAPITAL RESOURCES.....................    19

         RESULTS OF OPERATIONS............................................    19

         FISCAL 2001 COMPARED TO FISCAL 2000..............................    20

         CHANGE IN ACCOUNTING PRINCIPLE...................................    22

         RECENT ACCOUNTING PRONOUNCEMENTS.................................    23

         FISCAL 2000 COMPARED TO FISCAL 1999..............................    23

         LIQUIDITY AND CAPITAL RESOURCES..................................    25

         ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS............    26

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK...........................................................    33

         FORWARD-LOOKING STATEMENTS.......................................    34

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX................    36

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............    37

ITEM 10  EXECUTIVE COMPENSATION...........................................    37

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...    37

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    37

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.......................................................    37

SIGNATURES................................................................    40

POWER OF ATTORNEY.........................................................    40

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Amtech Systems, Inc. ("Amtech" or the "Company") was incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc., and changed to its present name in 1987. The Company also conducts operations through two wholly-owned subsidiaries, Tempress Systems, Inc., a Texas corporation with all its operations in the Netherlands ("Tempress Systems"), and P.R. Hoffman Machine Products, Inc., an Arizona corporation based in Carlisle, Pennsylvania ("P.R. Hoffman").

     The Company's initial business was the manufacture of quartzware implements for sale to and use by manufacturers of semiconductor chips. Since 1987, the Company has been engaged in the manufacture and marketing of capital equipment used by customers in the manufacture of semiconductors, two of which are patented. The Company's Processing/Robotic product line (Atmoscan(R), IBAL Automation and load stations) is designed to enable its customers to increase the degree of control over their semiconductor chip manufacturing environment, to reduce exposure to contaminants by limiting human contact during the manufacturing process and to improve employee safety.

     In fiscal 1995, the Company began the complementary business of producing and selling horizontal diffusion furnaces for use in semiconductor fabrication, through its wholly-owned subsidiary, Tempress Systems. In fiscal 1998, the Company's Tempress Systems operation began producing and selling conveyor diffusion furnaces for use in precision thermal processing of electronic parts. In fiscal 2000, the Company started producing high temperature and ultra high temperature diffusion furnaces for use in the manufacture of optical components, a new market for the Company's products. The Company's semiconductor equipment segment is comprised of the Processing/Robotic and horizontal diffusion furnace product lines.

     In July 1997, the Company acquired substantially all of the assets of P.R. Hoffman Machine Products Corporation and began developing, manufacturing, marketing and selling polishing supplies, i.e. carriers and semiconductor polishing templates, double-sided precision lapping and polishing machines and replacement parts through its wholly-owned subsidiary, P.R. Hoffman. These products are used for high throughput precision surface processing of semiconductor wafers, precision optics and other thin wafer materials, such as computer disk media and ceramic components for wireless telecommunication devices. The polishing supplies segment of the Company's business is conducted through the Company's P.R. Hoffman subsidiary.

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

     In fiscal 1994, the Company added research and product development of new technologies to its on-going development of new products and product improvements based on existing technologies. From fiscal 1994 through the end of fiscal 1998, the Company's research and development efforts were primarily focused on photo-assisted CVD (chemical vapor deposition) research conducted by and in conjunction with the University of California at Santa Cruz ("Santa Cruz University"). Santa Cruz University studied several generations of higher intensity light sources, none of which yielded results that would enable the Company to produce a commercially viable product. While this research was partially successful, it was suspended indefinitely effective September 30,

1998, and won't be resumed until such time as reliable higher intensity lamps are available and the Company determines that success appears more probable.

     Beginning in fiscal 1999, the Company began research on a new technology asher. In November 1999, the Company announced a joint product development agreement with PSK Tech, Inc. to develop a new technology ashing machine using the Company's damage-free technology and PSK Tech's expertise in the design of ashers and asher processes. These joint product development efforts are ongoing.

     Unless the context otherwise requires, the "Company" refers to Amtech Systems, Inc., an Arizona corporation, and its wholly-owned subsidiaries. The Company's principal executive offices are located at 131 South Clark Drive, Tempe, Arizona 85281 and its telephone number is (480) 967-5146. Additional information about the Company is available on the Company's website at www.amtechsystems.com.

INDUSTRY BACKGROUND

     The semiconductor industry has experienced significant growth since the early 1990s. This growth is primarily attributable to increased demand for personal computers and the growth of the Internet, the expansion of the telecommunications industry (especially wireless communications), and the emergence of new applications in consumer electronics. Further fueling this growth is the rapidly expanding end-user demand for smaller, less-expensive and better-performing electronic products, which has led to an increased number of semiconductor devices in electronic and other consumer products, such as automobiles.

     While experiencing significant growth, the semiconductor market is cyclical by nature, characterized by short-term periods of either under or over supply for both memory and logic devices. When demand decreases, semiconductor manufacturers typically slow their purchasing of capital equipment. Conversely, when demand increases, so does the manufacturer's capital spending. During the first half of fiscal 2001 the semiconductor industry began experiencing a downturn, which resulted in more than a 30% decline in revenue for both chip fabricators and semiconductor equipment manufacturers. Such industry downturns have and will in the future adversely affect the sales, gross profit and operating results of suppliers that serve the industry, including the Company. The semiconductor industry is also experiencing the consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries. The Company believes that growth in its sales and profitability will continue to depend primarily upon increased demand for semiconductors, for optical components and solar cells and its success in developing or acquiring products that fill the present and future requirements of those industries.

     To  create  increased  demand  for  semiconductor  devices,   semiconductor
manufacturers have sought to enhance the performance or speed, decrease the size, and lower the cost of semiconductor devices. These goals are being achieved by shrinking the size of the circuitry on a chip and reducing line widths, increasing wafer size and introducing new materials and technologies. When chips decrease in size, circuits can operate more quickly. With size reduction, more chips can be produced on a given wafer size, and the yield from production increases. New equipment featuring the latest technological advances, however, must often be purchased to manufacture the smaller-sized chips and in many cases is retrofitted into existing manufacturing facilities.

     To achieve improved yield, semiconductor devices must be manufactured in environments with very low levels of contaminants. Semiconductor equipment manufacturers, such as the Company, have responded to this requirement by offering equipment that isolates, within a controlled mini-environment, several chambers corresponding to different steps of the semiconductor manufacturing process and by developing factory automation that reduces human involvement.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company classifies its products into two core business segments. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. The manufacturing support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company's investment in each, and actual corporate expenses are aggregated in the semiconductor equipment segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. For financial information about industry segments see Note 9 of the Notes to the Financial Statements included herein.

BUSINESS OVERVIEW

     The Company is engaged primarily in the design, manufacture, marketing and servicing of several items of capital equipment and related consumables and spare parts primarily used by customers in the manufacture of silicon wafers and the fabrication of semiconductors, optical components of telecom networks and solar cells. Our manufacturing facilities are located in Tempe, Arizona; Carlisle, Pennsylvania and The Netherlands.

     Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, wireless telecommunication devices, communications equipment, automotive electronic products, major home appliances, industrial automation and control systems, robotics, aircraft, space vehicles, automatic controls and high-speed switches for broadband fiber optic telecommunication networks. Semiconductors, or semiconductor "chips," and optical components are fabricated on a silicon wafer substrate and are part of the circuitry or electronic components of many of the aforementioned products.

     The manufacture of semiconductors and optical components involves a number of complex and repetitive processing steps applied to a silicon wafer. These processing steps generally consist of deposition, photolithography and etching. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The three principal methods of this film deposition are CVD (chemical vapor deposition), which can be used to deposit both insulating and conductive films; PVD (physical vapor deposition), which is used primarily for sputtering conductive materials onto the wafer surface; and electroplating, a process for depositing metal films via an electrically charged aqueous solution.

     The Company's products currently address deposition steps and the surface finishing steps in the production of silicon wafers. The Company's products within the deposition area perform oxidation/diffusion, low-pressure deposition ("LPCVD") steps and certain high and ultra-high temperature processes used in the manufacture of optical components. LPCVD performs CVD under high temperature, low-pressure conditions to deposit insulting or conductive layers. During these steps silicon wafers (the substrates from which chips and optical components are made) are inserted in a diffusion furnace and subjected to a precise flow of gases under very intense heat.

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

     The Company's target market for its lapping and polishing machines and related consumables and spare parts are producers of silicon wafers, certain semiconductor fabricators that perform some silicon wafer processing steps in-house and producers of thin wafers made of other materials, such as quartz, ceramics and metals used in the manufacture of optics, computer storage disks and components for wireless telecommunication devices. The long-term demand for silicon wafer lapping and polishing machines and related products has also been fueled by the inherent need of semiconductor device manufacturers to continually meet the growing demand for such semiconductors caused by the rapid increase in the uses for such devices. In order to produce today's higher density chips, semiconductor manufacturers must maintain tighter tolerances with respect to the surface finish, flatness and planerization of the bare silicon wafer, which in turn is requiring more polishing steps and thus more surface processing supplies and equipment. A similar trend is occurring in the computer disk industry as manufacturers strive to produce higher density drives in order to satisfy end user demand for greater storage capacity and reduced size.

GROWTH STRATEGY

     The Company's objective is to increase its revenue and operating profit through the development of new products and services that serve the Company's targeted markets, to further penetrate these and new markets with existing and new products, and to acquire new products through strategic acquisitions.

     NEW MARKETS. In the fourth quarter of fiscal 2000, the Company obtained large semiconductor production equipment orders from manufacturers of optical components, a significant new market for the Company. Sales into this new market accounted for $8 million of revenue in fiscal 2001. The Company also sells production equipment to the manufacturers of solar cells, another new market for the Company's products.

     NEW PRODUCTS. During July 2000, we launched two new automation products, the S-300 and E-300, in order to expand and further penetrate the markets for its products. Shipment of these new products totaled $1.6 million in fiscal 2001. The Company is continuing work that began in the first half of fiscal 2001 to provide full cassette to cassette functionality as an option on the S-300 product, and to develop a 12 inch (300mm) version of the S-300.

     NEW SERVICES. During the fourth quarter of fiscal 1997, the Company began providing contract semiconductor manufacturing support services, which is included in the semiconductor production equipment (and services) segment. Although the Company is currently providing such services to only one customer, its fiscal 2001 revenue attributable to such services was $.5 million and the operation is continuing to make a positive contribution to operating profit.

     ACQUISITIONS. Another important element of our growth strategy is the acquisition of new complementary businesses or products. During fiscal 2001, the Company reviewed and considered carefully a number of acquisition opportunities, but did not conclude any transactions under consideration. The Company continues to evaluate those and other potential product or business acquisitions that might complement its existing business and contribute to the success of its growth strategy. Based upon the Company's acquisition criteria, such an acquisition could require more capital resources than used to acquire P.R. Hoffman. The determination of the appropriateness of a potential acquisition is expected to take into consideration many factors, including the status and potential capital requirements for developing a new technology asher, the economic terms of the acquisition under review, and the potential synergy of the business opportunity with the Company's existing business.

     During fiscal 1995, the Company hired engineers that had been employees of the former Tempress, B.V., developed its first models of the Tempress(R) diffusion furnace product and started Tempress Systems operations in The Netherlands. That operation has grown significantly, particularly during fiscal 2000, and now is a major contributor to the Company's revenues and profit. Similarly, on July 1, 1997 the Company acquired substantially all of the assets and related liabilities of P.R. Hoffman Machine Products Corporation, thereby enabling the Company to offer new products, lapping and polishing machines and related consumables and spare parts, to its existing and targeted customers.

PRINCIPAL PRODUCTS

SEMICONDUCTOR (PRODUCTION) EQUIPMENT SEGMENT

     Diffusion Furnaces

     Through its wholly-owned subsidiary, Tempress Systems, the Company produces and sells horizontal and conveyor diffusion furnace systems, which generally include a Tempress(R) load station, with the Tempress(R) trademark. The Company's diffusion furnaces currently address several deposition steps, including oxidation/diffusion, LPCVD steps used by semiconductor fabricators and certain high and ultra-high temperature processes used in the manufacture of optical components. During these steps silicon wafers (the substrates from which chips and optical components are made) are inserted in a diffusion furnace and subjected to a precise flow of gases under very intense heat. The Company's Tempress(R) diffusion furnaces are manufactured at the Company's facilities in The Netherlands.

     These furnaces utilize existing industry technology and are sold primarily to customers who do not require the advanced automation of, or can not justify the significantly higher expense of, vertical diffusion furnaces for some or all of their diffusion processes. While the major advantage of vertical diffusion furnaces is their susceptibility to increased automation, which decreases the degree of human intervention in the manufacturing process, the use of horizontal diffusion furnaces, with less automation, is more economical for larger size chips and multi-model semiconductor manufacturing. The Company has also sold these furnaces to manufacturers of solar cells. The Company's diffusion furnaces are often customized to meet the requirements of the customers' particular processes and whenever possible sold in various combinations with the other products of the semiconductor equipment segment.

     In fiscal 1998, the Company began producing and selling conveyor diffusion furnace systems used to produce thick films for the electronics industry. Conveyor furnace systems provide for precision thermal processing of electronic parts for thick film applications, anneal, sealing, soldering, silvering, curling, brazing, alloying, gloss-metal sealing and component packaging.

     Starting in the fourth quarter of fiscal 2000, the Company secured and made initial shipments against significant orders for its horizontal diffusion furnace systems from manufacturers of optical components of high-speed switches used in broadband fiber optic telecommunications networks. These systems include standard diffusion furnaces used to produce thick oxide layers on silicon wafers and ultra-high temperature furnaces used for certain of the customers' proprietary processes. While these products are similar in many respects to those sold to the semiconductor industry, they are being sold into the new optical component market for the Company and therefore account for a significant portion of the $8 million of sales into that optical market.

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

     IBAL Butler is a robotics device that further automates the loading of wafers into a diffusion furnace. The IBAL Butler automatically transfers wafer carriers onto the IBAL Trolley of the appropriate furnace tube level, for loading into the Atmoscan(R) or on the cantilever paddle system. IBAL Queue provides a convenient staging area for the operator to place boats on a load station and automates the loading of those boats onto the IBAL Butler. The first IBAL Queue unit was shipped during the second quarter of fiscal 1994. The IBAL Shuttle transfers wafers between the IBAL Queue and wafer transfer machines manufactured by third parties, providing customers with complete cassette-to-cassette wafer handling. The first IBAL Shuttle modules were sold and shipped during fiscal 2000.

     During fiscal 2000, the Company introduced two new robotic products, the S-300 and E-300. The S-300 model automatically transports a full batch of up to 300 wafers to the designated tube level and places them onto the cantilever loader of a diffusion furnace at one time. The operator gives instructions to the S-300 through a simple touch screen control panel. The Company demonstrated the S-300 system during the Semicon West 2000 tradeshow in San Francisco in July 2000. The S-300 can load cantilever paddles but not the Company's Atmoscan(R) product. At Semicon West, the Company also displayed and operated its new E-300 Full Batch Elevator, which transports up to 300 wafers to the designated tube level, but does not load or unload the cantilever paddle. While the E-300 model offers less functionality than the S-300, it proved to be extremely reliable. Since the E-300 does not perform the actual loading, it can be used, with or without the IBAL trolley, in connection with the Company's Atmoscan(R) product. In line with the Company's growth strategy, these products are designed to capture additional diffusion equipment market share.

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

     The IBAL automation products described above are offered and sometimes sold as a complete system, mounted on a device called a "load station," which also includes an ultra-clean environment for wafer loading by filtering and controlling the flow of air. The load stations sold with an integrated IBAL package are the high-end loan stations. Further, the IBAL automation products are at times sold as part of fully integrated Tempress(R) diffusion furnaces, described above.

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

     The Company believes that among the major advantages afforded by its Atmoscan(R) product are increased control of the environment of the wafers during the gaseous and heating process, thereby increasing yields and decreasing manufacturing costs, and a decreased need for the cleaning of diffusion furnace tubes, which ordinarily involves substantial expense and equipment down time. Additional significant economies in the manufacturing process are also believed to result.

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

     There is a trend in the semiconductor industry toward the use of vertical furnaces in semiconductor manufacturing facilities with newer technology, which trend is directly related to the trend to produce smaller chips. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers, however, such furnaces are significantly more expensive to purchase than horizontal diffusion furnaces. The products of the semiconductor equipment segment consist of or are only useable with horizontal diffusion furnaces. The Company had expected this trend to cause a decline in that segment's sales of existing products. We believe this trend has not adversely affected us yet because of (i) significant orders from new markets, such as manufacturers of optical components, (ii) increased demand from existing markets, such as manufacturers of wireless telecommunication devices and micro-controllers used in a number of consumer applications and companies that are increasing their semiconductor manufacturing capacity by upgrading their production lines to use 200mm wafers, where some or all of the processes do not require the use of more expensive vertical furnaces, and (iii) improvements in the automation of horizontal diffusion furnaces, such as our robotic product line, have given us a competitive advantage for certain processes relative to vertical furnaces, than previously.

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

     The following table summarizes the various models of surface processing machines produced by the Company and the markets for each of these products:

DOUBLE-SIDED LAPPING AND POLISHING MACHINES

Model   Year Introduced                          Markets
-----   ---------------   ------------------------------------------------------
PR-1          1938        Quartz
PR-2          1940        Quartz
1500          1990        Quartz, ceramics, medical
1900          1992        Ceramics, optics, computer disks
3100          1995        Computer disks, optics, metal working, ceramics
4800          1981        Silicon semiconductor, optics, metal working, ceramics

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

PROPOSED NEW PRODUCTS

     During fiscal 1999, the Company began investigating an alternative to the energy sources currently used in ashing processes. Ashers are used by the semiconductor industry to remove photoresist materials from silicon wafers after each lithography step. Plasma is the most common energy source used in current ashers. While stripping the photoresist material from the wafers, plasma causes damage to the silicon substrate, which the industry does not believe will be acceptable as the line-width of the circuitry is reduced in future generations of leading-edge semiconductors. In November 1999, the Company announced that it had reached an agreement with PSK Tech Inc. regarding the joint development of a new ashing machine, using Amtech's damage-free ashing technology (a "New Asher"). Amtech and PSK Tech believe that, if successful, the New Asher under development will be damage free and thus will receive strong demand from the high-end semiconductor manufacturers. Ashing equipment manufactured by PSK Tech is currently being selected almost exclusively by two of the world's top semiconductor memory chip producers for their ashing processes. PSK Tech, located near Seoul, South Korea, is publicly owned and listed on the Korean stock market.

     The joint product development agreement with PSK Tech provides that Amtech will provide its patent pending, damage-free ashing technology and know-how and PSK Tech will provide its expertise in the design and manufacture of ashers and asher processes. The two companies will jointly own any resulting technology. Under the agreement, Amtech will have exclusive selling and marketing rights to the resulting New Asher for all of North America and Europe and PSK Tech will have exclusive selling and marketing rights for all of Asia. Each company has agreed to pay to the other a license fee of between two and five percent (2%-5%) of its New Asher sales. Amtech has also agreed to sell the energy source assemblies to PSK Tech for PSK's New Asher sales into Asia. Amtech will purchase from PSK Tech ashers without the energy source assembly, for the platform of its New Asher to be sold in the United States and Europe. The assemblies that each company sells to the other will be at a price to be mutually agreed upon, but shall not exceed 1.334 times its cost of manufacturing. Development work has begun on a prototype for the New Asher. The Company is reviewing the results of the feasibility work on the new 200mm technology asher with PSK Tech to determine the next step and each partner's contribution to the related cost. If the next step is to develop a prototype of a 200mm or 300mm asher, the Company's contribution to the project could cause its research and development expenses to increase significantly.

MANUFACTURING AND SUPPLIERS

     The Company assembles its equipment and systems from components and fabricated parts manufactured and supplied by others, including quartz and metal components. Certain parts are fabricated in the Company's machine shops. Many of the items purchased from suppliers are manufactured to the Company's specifications. The Company designs some of its products to customers' specification or to meet customers' process requirements. All final assembly and system tests are performed within the Company's manufacturing/assembly facilities. Quality control is maintained through incoming inspection of materials and components, in-process inspection during equipment assembly, testing of assemblies and final inspection and, generally in regard to its IBAL automation products, operation of manufactured equipment prior to shipment. The Company's Processing/Robotic product line is manufactured at its Tempe, Arizona plant. In December 2000, the Company expanded by 74% the square footage of its leased office and manufacturing space in Tempe in order to accommodate the increased demand for its products.

     The Company conducts similar engineering, purchasing and assembly and test operations in the manufacture of its diffusion furnaces in The Netherlands.
Initially, these operations were conducted in rented facilities. In 1996, the Company acquired a modern, high-tech manufacturing facility in Heerde, The Netherlands, for its European operations, and moved its Tempress Systems operations into this new facility. During fiscal 2000, the Company began renting additional manufacturing space for the production of its diffusion furnaces due to increased demand from manufacturers of optical components.

     The Company's polishing supplies segment operations are conducted in its Carlisle, Pennsylvania plant. The Products produced by this segment are generally designed to customers' specifications. This segment's facility is equipped to perform a significantly higher percentage of the fabrication processes required in the manufacturer of its products. Certain of the manufacturing processes are subcontracted out to various third parties. In addition, this segment relies on key suppliers for certain materials, including two steel mills, an injection molder, pad supplier (sole sourced from a Japanese company), and an adhesive manufacturer.

ORDER BACKLOG

     As of November 30, 2001,  the  Company's  order  backlog for  semiconductor equipment was approximately $9.1 million, compared to approximately $15.9 million at the same date in the previous year. The Company includes in its backlog all credit approved customer purchase orders. Pursuant to SAB 101, the Company has deferred $4.5 million of revenue, which net of related deferred cost resulted in deferred profit of $1.8 million. Depending on whether or not the amount of that deferred revenue that was realized in the two months ended November 30, 2001, exceeded the amount of revenue that was deferred on shipments during that period, the Company may have had as much as $13.6 million of future revenue under contract as of that date. Orders in the backlog may be canceled by the customer, generally upon payment of mutually acceptable cancellation charges. Substantially all of these orders are currently scheduled for shipment in fiscal 2002. Two customers representing 18.6% of the November 30, 2001 backlog have opened discussions regarding the cancellation of the orders currently in the backlog. Because of possible order cancellations or customer requested delays in shipment the backlog might not be a valid indicator of revenue in future periods. In addition, a backlog does not provide any assurance that the Company will realize a profit from those orders or indicate in which period revenue will be recognized.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The markets served by the Company are characterized by evolving industry standards and rapid technological change. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research and development expenditures during fiscal 1999, 2000 and 2001 were approximately $.3 million, $.5 million and $.4 million, respectively. Due to the suspension of the photo-assisted CVD project and the general slowdown in the semiconductor industry, the Company reduced its research and development expenditures during fiscal 1999. With the research and development work on a new technology asher, the Company increased such expenditures in fiscal 2000 and fiscal 2001.

     The Company presently employs at its Tempe, Arizona plant, three engineers, including one with a Ph.D. and one in the sales department, and eight technicians. The Company presently employs six engineers, one with a Ph.D., and twelve technicians in its Netherlands operation. These employees design and support the horizontal diffusion furnace and conveyor furnace product lines manufactured in The Netherlands. Two engineers and one technician are employed in the Company's Carlisle, Pennsylvania operation. They design wafer lapping machines and carriers to meet the customers' processing requirements.

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

     The Company has two United States patents on its photo-assisted CVD method, the second being an improvement on the first. In 1998 and 1999, the Company was granted patents on its IBAL Cantilever Trolley the second of which is an improvement on the first. The Company has filed patent applications for the E300 and S-300 IBAL systems, which are pending approval.

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

         The following table shows the patents granted and the expiration date thereof and the material patents pending for the Company's products in each of the countries listed below:

                                                                              EXPIRATION DATE OR
     PRODUCT                         COUNTRY                                  PENDING APPROVAL
     -------                         -------                                  ----------------
     Atmoscan(R)                     United States                            July 2, 2002
     Atmoscan(R)                     United States                            August 30, 2005
     Atmoscan(R)                     United States                            September 24, 2002
     IBAL Cantilever Trolley         United States                            July 10, 2015
     IBAL Cantilever Trolley         United States                            June 12, 2018
     Photo CVD                       United States                            June 1, 2010
     Photo CVD                       United States                            November 15, 2011
     Proposed Damage-free Asher      United States                            September 8, 2018
     IBAL Model S-300                United States, France, Germany, The
                                     Netherlands, Italy, United Kingdom       Pending Approval
     IBAL Model E-300                United States                            Pending Approval

     The Company's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents and trademarks. While no intellectual property right of the Company has been invalidated or declared unenforceable to date, there can be no assurance that such rights will be upheld in the future. There can be no assurance that in the future products, processes or technologies owned by others, necessary to the conduct of the Company's business, can be licensed on commercially reasonable terms. Our inability to obtain such licensing rights could have a material adverse effect on our results of operations or financial condition.

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

SALES AND MARKETING

     The market for the Company's semiconductor equipment product line consists of semiconductor manufacturers in the United States, Korea, Western Europe, Taiwan, Japan, India, Australia and the People's Republic of China, optical component manufacturers in the United Kingdom and United States and solar cell manufacturers in Spain and India. This market is comprised of two major types of customers, those who are installing new semiconductor manufacturing facilities and customers who wish to install new equipment systems or upgrade equipment already in use in existing facilities. The Company's products are sold to meet both of those customer situations. The Company has increased and intends to continue to increase its share of the market for semiconductor equipment by expanding sales of horizontal diffusion furnaces manufactured by the Company in its Netherlands facility and increasing its sales, marketing and manufacturing capabilities in Europe. This plan has and is expected to increase revenue not only through added sales of horizontal furnaces or Processing/Robotic products, but also by making each of the products more competitive by offering them as part of a broader complement of diffusion products with greater capabilities. For example, the Company expects to generate increased sales of diffusion furnaces by offering them together with Atmoscan(R) and IBAL products. One element of this strategy is to sell these products under the Amtech/Tempress name, where appropriate. The Company also expects to obtain orders for its horizontal diffusion furnaces from former Tempress, B.V. customers. The Company's diffusion furnaces have not captured a significant share of the market in the United States, one of the largest markets for such equipment. However, orders from optical component manufacturers based in the United States and to a limited extent other components of that market have helped increase the Company's share of that market in fiscal 2001. European optical component manufacturers with requirements for diffusion furnaces are currently the Company's largest single source of new orders. Based upon the order backlog, which is not necessarily a good indicator of future sales, Amtech's sales to optical component manufacturers worldwide grew from 6% in fiscal 2000 to more than 36% of consolidated revenues in fiscal 2001. While we expect sales into this market to decline in fiscal 2002 because the optical component market and the telecom industry it serves are having significant financial difficulties, this market is projected to again make a significant contribution to the Company's revenue starting in fiscal 2003.

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

     The Company markets its products by direct customer contact through Company sales personnel, which consists of eight persons based in the United States, including the President, three other outside salespersons and an inside sales and marketing staff of four persons. The Company employs seven sales and marketing personnel in The Netherlands. The Company also markets its products through a network of domestic and international independent sales representatives and distributors. The Company's promotional activities have consisted of direct sales contacts, an internet website, advertising in trade magazines and the distribution of product brochures. The Company also participates in trade shows, including Semicon West, Semicon Europa, Diskcon and one large optics show each year. The Company is primarily dependent on its President, Jong S. Whang, for its sales and marketing activities in Asia and its sales are enhanced by his active involvement with the accounts of certain other key customers.

     During fiscal 2001, one customer accounted for 10% or more of sales. For a more complete analysis of significant customers, see Note 8 of the Notes to Consolidated Financial Statements included herein (the "Financial Statements").

     The Company has presently twenty-two independent sales representatives and seven international distributors, each covering a specified geographical area on an exclusive basis. The areas now covered by representatives are the New England and Midwest regions, Pennsylvania, Texas, Washington, Oregon, the United
Kingdom, Central Europe (including Germany, Switzerland and Austria), India, Italy, Japan, Korea, Singapore, Malaysia, Taiwan, Thailand and the People's Republic of China. Representatives are paid a commission as specified from time to time in the Company's commission schedule, which at present is generally higher for complete systems and lower for spare parts and accessories. Further, a discount has been granted for the Atmoscan(R) to a customer who is a competing manufacturer of diffusion furnaces.

COMPETITION

     Products competitive with the Company's load stations are sold by several well-established firms larger than the Company. The Company is not aware of any significant product that directly competes with the Atmoscan(R); however, there are several processing systems and various configurations of existing manufacturing products that provide advantages similar to those that the Company believes the Atmoscan(R) provides to semiconductor manufacturers. Notwithstanding this competition, the Company believes that Atmoscan(R) provides better results in terms of more uniform wafer temperature and dispersion of heated gases in the semiconductor manufacturing process, less exposure of semiconductor wafers to contaminants, and other technical advantages which afford to its users a higher yield and, therefore, a lower per item cost in the manufacture of semiconductors. While the industry trend is toward the use of vertical diffusion furnaces (with which Atmoscan(R) is not useable), the Company believes that a number of customers are and will continue to be willing to buy Atmoscan(R) units and horizontal diffusion furnaces because for all but production runs of smaller geometry chips on larger wafers, there is a higher productivity with horizontal furnaces and because many applications do not involve the processing of smaller devices on larger silicon wafers and thus do not require the much more expensive vertical furnaces.

     The Company is aware of several products in the market that perform the same or similar functions as the IBAL automation product line. However, the Company does not know of any similar products that are capable of loading Atmoscan(R) systems, a competitive advantage of the IBAL automation. The Company believes that the IBAL automation products require less of the expensive clean room floor space, are generally less expensive and easier to operate than those of the competition. The Company's two new models of automation, the S-300 and E-300, introduced during fiscal 2000, are believed to benefit even more from these competitive advantages. The target market for our IBAL automation products includes those customers who do not require the sophistication of the more complex competing systems or do not have or are not willing to provide additional clean room space. Load stations are sold to customers that are purchasing Tempress(R) furnaces, upgrading their existing diffusion furnace equipment or as part of a larger equipment package to customers starting-up new or expanding existing facilities. Certain models of load stations provide a cleaner environment than those they replace and the higher-end models can reduce the down-time for the upgrade or installation of the Company's Processing/Robotic products, since they are specifically designed to accept those automation products without further modification. Several well-established firms, larger than the Company, sell products competitive with the Company's load station. The cantilever paddle system is designed for easy assembly and disassembly to minimize downtime during maintenance. The Company has generally sold its horizontal diffusion furnaces to customers who purchase them in small quantities. While it is expected that sales of these diffusion furnaces will most likely continue to be sold in small quantities, the Company skipped 10% of these large systems to 3 customers, in quantities of 2 to 5 systems each, during fiscal 2001. Amtech intends to maintain or improve its competitive position by its willingness to design products to meet the customer's specific process requirements, providing competitive prices and product support services levels and targeting customers with significant numbers of Tempress(R) furnaces manufactured by the former Tempress B.V.

     There are competitors for our carriers, wafer lapping and polishing machines and related replacement parts and semiconductor polishing templates that are larger than the Company. However, the Company believes that it can effectively compete with other manufacturers of carriers by continually updating its product line to keep pace with the rapid changes in its customers' requirements and higher level of customer service. The Company has been able to capture a small share of the semiconductor polishing template market primarily by meeting the industry's perceived need for a second source to avoid continued dependence upon the dominant industry leader. The Company believes that its ability to compete for sales of all of its products, including machines, is enhanced by the reputation of its double-sided planetary lapping and polishing machines, which are highly regarded for applications involving delicate and thin (approximately 100 microns) wafers made of various materials. The Company believes these products compare favorably to the competition with respect to the following factors: durability, maintaining close thickness tolerances of wafers and other parts and quality, reliability, performance and price.

EMPLOYEES

     At September 30, 2001, the Company employed 111 people (including corporate officers): 64 in manufacturing, 21 in engineering, 11 in administration and 15 in sales. Of these employees, 24 are based at the Company's corporate offices and manufacturing facility in Tempe, Arizona, 31 are employed at its manufacturing plant in Carlisle, Pennsylvania, 44 at its facility in Heerde, The Netherlands, and 12 in the Company's contract semiconductor manufacturing support services business located in Austin, Texas. Of the 31 people employed at the Company's Carlisle, Pennsylvania facility, 19 are represented by the United Auto Workers Union - Local 1443. The Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

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

                        2001 (1)                  2000                    1999
                  -------------------     --------------------     -------------------
United States     $12,176,000     53%     $11,522,000      60%     $ 8,669,000     59%
Canada                431,000      2           93,000       1           59,000      0
Asia (2)            1,742,000      8        3,581,000      19          754,000      5
Europe (3)          8,505,000     37        3,781,000      20        4,216,000     29
Australia              46,000      0           50,000       0        1,068,000      7
                  -----------    ---      -----------     ---      -----------    ---
TOTAL             $22,900,000    100%     $19,027,000     100%     $14,766,000    100%
                  ===========    ===      ===========     ===      ===========    ===

(1) Effective October 1, 2000, the Company changed its revenue recognition policy. See Note 2 of the Notes to Consolidated Financial Statements and the pro forma information contained herein. As revenue is not reported on a consistent basis between years, certain data contained in this report may not be comparable between years.

(2) Includes Korea, Singapore, Taiwan, Japan, the People's Republic of China, Hong Kong, Indonesia, India and Malaysia.

(3)  Includes sales in Israel and Africa, which are not material.


     For a further description of foreign sales, see Note 8 of the Notes to Consolidated Financial Statements included herein.

ITEM 2. PROPERTIES

     The Company's semiconductor equipment business and corporate offices are located in 15,700 square feet of office and manufacturing space at its principal address. These facilities are leased at a current rate of $8,096 per month, on a triple net basis, for a term to expire on August 31, 2003. Manufacturing support services are performed in customer facilities.

     The  Company  owns a 9,900  square  foot  building  located in Heerde,  The
Netherlands. The Company also leases an additional 10,000 square feet of manufacturing space in the area of the Heerde plant. These facilities are leased at a current rate of approximately $910 per month, for varying terms, the last of which expires on August 1, 2006. The Company has begun searching for larger alternative facilities in The Netherlands, so that its Dutch operations can be combined into a single location.

     The Company leases a 21,740 square foot building located in Carlisle, Pennsylvania from John R. Krieger, the former owner of that business. These facilities are leased at a current rate of $10,700 per month, on a triple net basis, for a term that expires on June 30, 2004. The Company has the option to renew the lease for five successive terms of one year each.

     The Company considers the above facilities suitable and adequate to meet its current requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

MARKET INFORMATION

     The Company's common stock, par value $.01 per share ("Common Stock"), began trading on The Nasdaq National Market(R), under the symbol "ASYS," on April 18, 2001. Prior to that time, the Company's Common Stock was traded on the Nasdaq SmallCap Market.

     The following table sets forth the range of the high and low bid price for the shares of the Company's Common Stock for each quarter of fiscal years 2001 and 2000 as reported by the NASDAQ National Market.

   Quarter Ended                  High                  Low
   -------------                  ----                  ---

Fiscal 2001:

     December 31, 2000          $ 15.25                $4.44
     March 31, 2001               12.63                 5.13
     June 30, 2001                14.50                 4.06
     September 30, 2001           10.00                 4.50

Fiscal 2000:

     December 31, 1999           $ 5.75                $1.88
     March 31, 2000                8.00                 3.50
     June 30, 2000                 5.09                 2.00
     September 30, 2000           26.50                 3.72

     In order to maintain listing of its Common Stock on the Nasdaq National Market, the Company is required to satisfy certain quantitative and qualitative requirements. Effective with the close of business on March 15, 1999, each two shares of the Company's Common Stock were combined and reclassified into one share of the Common Stock. All shares and per share amounts have been restated to give effect to this one for two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

HOLDERS

     As of December 15, 2001, there were approximately 1,066 shareholders of record of the Company's Common Stock. In addition, there were approximately 4,250 beneficial stockholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

     The Company has never paid dividends. Its present policy is to apply cash to investment in product development, acquisition or expansion; consequently, it does not expect to pay dividends within the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth with respect to the Company's operations for each of the years in the three year period ended September 30, 2001 and with respect to the balance sheets at September 30, 2001 and 2000 are derived from audited financial statements that have been audited by Arthur
Andersen LLP, independent public accountants, which are included elsewhere in this Report and are qualified by reference to such financial statements. Data from the statements of operations for the fiscal years ended September 30, 1997 and 1996 and the balance sheet data at September 30, 1998, 1997 and 1996 are derived from financial statements not included in this Report. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's financial statements (including the related notes thereto) contained elsewhere in this Report.

Effective October 1, 2001, the Company changed its revenue recognition policy. See Note 2 in the Notes to Consolidated Financial Statements and the pro forma information contain herein. As revenue is not reported on a consistent basis between years, certain data contained in this report may not be comparable between years.

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------------------------
                                      2001 (4)          2000          1999            1998            1997
                                      --------          ----          ----            ----            ----
OPERATING DATA:
Net revenues                       $ 22,851,920    $ 19,027,446   $ 14,766,075    $ 16,213,904    $ 11,111,142
Operating income (loss)(1)(3)         1,576,572       1,982,280        567,776        (904,334)        215,420
Income (loss) before cumulative
effect of a change in accounting
principle (1)(3)(4)                   1,153,292       1,325,421        362,307        (589,887)        237,709
Cumulative effect of a change in
accounting principle, net of
tax (4)                                (690,211)             --             --              --              --
Net income (loss)(1)(3)(4)         $    463,081    $  1,325,421   $    362,307    $   (589,887)   $    237,709

Net income (loss) per share:
Basic:
Income (loss) before cumulative
effect of a change in accounting
principle (1)(3)(4)                $        .43    $        .56   $        .17    $       (.28)   $        .10
Cumulative effect of a change in
accounting principle, net of
tax (4)                            $       (.26)   $         --   $         --    $         --    $         --
Net income (loss)(1)(3)(4)         $        .17    $        .56   $        .17    $       (.28)   $        .10
Fully diluted:
Income (loss) before cumulative
effect of a change in accounting
principle , a new market for the
Company's product (1)(3)(4)        $        .41    $        .56   $        .17    $       (.28)   $        .10
Cumulative effect of a change in
accounting principle, net of
tax (4)                            $       (.25)   $         --   $         --    $         --    $         --
Net income (loss)(1)(3)(4)         $        .16    $        .56   $        .17    $       (.28)   $        .10

Pro forma amounts with the
change in accounting
principle applied
retroactively (unaudited):
Total revenue (3)(4)(5)            $ 22,851,920    $ 18,908,378   $ 15,678,058    $ 11,794,690              **
Net income (3)(4)(5)               $    463,081    $  1,060,619   $    480,845    $ (1,133,833)             **
Net income per share:
Basic: (4)(5)                      $        .17    $        .49   $        .23    $       (.54)             **
Diluted: (4)(5)                    $        .16    $        .45   $        .22    $       (.54)             **

BALANCE SHEET DATA:
Cash and cash equivalents          $  5,998,120    $  5,784,500   $  1,124,685    $  1,351,542    $  1,975,040
Working capital                      11,502,535      10,933,683      5,374,231       4,993,455       5,271,320

Total assets                         18,570,570      17,483,260      8,744,558       9,325,479       9,355,092
Total current liabilities             4,740,552       4,666,787      1,747,513       2,530,723       2,108,165
Long-term obligations                   246,184         236,590        286,828         347,667         318,721
Retained earnings
(accumulated deficit)                 1,386,544         923,463       (401,958)       (764,265)       (174,378)
Stockholders' equity                 13,583,834      12,579,883      6,710,217       6,447,089       6,928,206

     (1) The results for the fiscal years 1998 and 1997 include approximately $170,000 and $85,000, respectively, of expenses related to the photo-assisted CVD research and development project suspended at the end of fiscal 1998. In addition, in fiscal 1998 the Company took a charge of $184,000 for the write-off of certain long-lived assets.

     (2) The results shown have been restated to reflect the one-for-two reverse split of Common Stock that was effective March 15, 1999.

     (3) Income from continuing operations for fiscal 1997 includes a $115,487 gain from the disposition of the Company's interest in the Seil Semicon joint venture.

     (4) The Company recorded a non-cash charge of $690,211, after reduction for income tax benefits of $410,000, or ($0.26) per basic share, to reflect the cumulative effect of the accounting change as of October 1, 2000, related to the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     (5) ** Date is not available to provide pro forma information for this year.

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

     Effective October 1, 2001, the Company changed its revenue recognition policy. See Note 2 in the Notes to Consolidated Financial Statements and the pro forma information contain herein. As revenue is not reported on a consistent basis between years, certain data contained in this report may not be comparable between years.

STRATEGY FOR EXPANSION AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

     Amtech designs, manufactures and markets manufacture and marketing of several items of capital equipment, spare parts and related consumables used in two front-end stages of semiconductor chip fabrication, silicon wafer manufacturing and integrated circuit fabrication on silicon wafers. Amtech's business is comprised of two segments, polishing supplies and semiconductor equipment. The polishing supplies segment sells polishing supplies and polishing equipment and related parts to manufacturers of silicon wafers, the raw material used in the manufacture of semiconductor chips, optical components of high-speed telecom switches and solar cells. The semiconductor equipment segment sells capital equipment used in the fabrication of semiconductor chips, optical components of telecom switches and solar cells. Some of the products of the polishing supplies segment, comprising approximately 15% of consolidated sales in fiscal 2001 and 2000, are also sold for use in the production of optics, wireless communications, memory disk media, ceramics and other products. The semiconductor equipment segment also provides contract semiconductor manufacturing support services, accounting for an estimated 2% of consolidated sales for the three fiscal years discussed below. The Company intends to expand its revenue and operating profits derived from these two segments, selling its existing products into new markets, e.g. manufacturers of optical components, developing new models of existing products to expand market share, developing entirely new products through research and development and the acquisition of businesses or product lines serving our existing customer base.

     Demand for the Company's systems can vary significantly from period to period as a result of various factors, including but not limited to, general economic conditions, supply and demand for semiconductor devices, optical components and solar cells, other factors contributing to the cycles of those three industries, such as capacity utilization, substantial competition in the semiconductor industry among suppliers of similar products and our ability to acquire or develop and market competitive new products. For these and other reasons, Amtech's results of operations for fiscal 2001, 2000 and 1999 may not necessarily be indicative of future operating results.

     The following table sets forth certain operational data as a percentage of net revenue for the three fiscal years ended September 30, 2001:

                                                  Fiscal Years Ended
                                                     September 30,
                                           --------------------------------
                                            2001         2000         1999
                                            ----         ----         ----
     Net revenue                           100.0%       100.0%       100.0%
     Cost of product sales                  69.9         65.2         71.8
                                           -----        -----        -----
     Gross margin                           30.1         34.8         28.2

     Selling, general and
       administrative expenses              21.5         21.9         22.6
     Research and development                1.7          2.5          1.8
                                           -----        -----        -----
     Operating profict (loss)                6.9%        10.4%         3.8%
                                           =====        =====        =====

FISCAL 2001 COMPARED TO FISCAL 2000

     REVENUE. Amtech's total revenue for the fiscal year ended September 30, 2001, was $22.9 million, compared to $19.0 million in fiscal 2000, an increase of 20%. Total revenue of $22.9 million in fiscal 2001 reflects the adoption of SAB 101, discussed below in "Change in Accounting Policy." Fiscal 2000 pro forma revenue, applying SAB 101, was $18.9 million. The increase in revenue for fiscal 2001 compared to fiscal 2000 reflects the strong demand for our systems which was driven by large orders from optical component manufacturers secured in second half of fiscal 2000 and the first quarter of fiscal 2001, which either shipped or otherwise were recognized in revenue in fiscal 2001. This was partially offset by a 9% reduction in sales of the polishing supplies segment, reflecting the downturn in the semiconductor industry.

     By January 2001, we began to see signs of a downturn resulting from a slowing economy and a worldwide decline in demand for semiconductors, resulting the first cancellations of orders for semiconductor equipment systems. Our customers have sharply reduced capital expenditures due to over capacity in the semiconductor industry. By March 2001, orders of the polishing supplies segment began a steep decline, reflecting excess supply inventories and capacity of that segment's customers. The decline in the polishing segment's order flow has continued during the first quarter of fiscal 2002. These trends were not reflected fully in our revenue due to the large equipment orders from optical component manufacturers received in the three quarters ended December 31, 2000. With the burst of the technology bubble, many of our optical component customers have had difficulty obtaining additional funding, resulting in a nearly complete halt in new system orders from that market. Therefore, current outlook is for lower shipments in the first half of fiscal 2002, which will be only partially offset by the recognition of revenue deferred from fiscal 2001, under the accounting principle for revenue recognition adopted in fiscal 2001, discussed below in "Change in Accounting Policy."

     GROSS MARGINS. Consolidated gross margin for the fiscal year ended September 30, 2001, was $6.9 million in fiscal 2001, compared to $6.6 million in fiscal 2000, an increase of $.3 million, or 5%. The gross margin of the semiconductor equipment segment increased 20%, due to increased sales volume. However, the gross margin of the polishing supplies segment declined 22%, offsetting approximately two-thirds of the increase contributed by the semiconductor equipment segment. As a percentage of revenue, the consolidated gross margin was 30% of revenue in fiscal 2001, compared to 35% in fiscal 2000, a 5% decline. The decline in gross margin as a percentage of revenue was caused by an increase in write-downs of excess or obsolete inventory, a greater volume of sales through distributors that receive lower prices instead of the commission that is paid on sales through an independent sales representatives, and product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased by $.7 million, or 17%, to $4.9 million in fiscal 2001, from $4.2 million in fiscal 2000. The provision of doubtful accounts receivable was approximately $.5 million higher in fiscal 2001 than in fiscal 2000, primarily due a customer in the optical component industry filing for protection from creditors under Chapter 11 of the U.S. bankruptcy code, while owing the Company approximately $.8 million. Before the optical customer filed for bankruptcy, the Company had collected $.8 million of the original $1.6 million sale. Internal costs associated with implementing new data processing systems and added staffing to support the increased sales volume also contributed to the increase in general and administrative costs. Selling, general and administrative expenses as a percentage of revenue were approximately 22% in fiscal 2001 and fiscal 2000. Except for the deferral of revenue pursuant to SAB 101, selling, general and administrative expenses would have declined as a percentage of revenue in fiscal 2001 relative to fiscal 2000.

     RESEARCH AND DEVELOPMENT. During fiscal years 2001, 2000 and 1999, the Company expended on research and development a total of $.4 million, $.5 million and $.3 million, respectively. During fiscal 2001 and fiscal 2000, the primary research and development projects have included the development of a new technology asher pursuant to a joint product development agreement with PSK Tech. Another major area has been the development of new automation models in order to better serve a larger spectrum of the market for horizontal diffusion furnace automation. This resulted in the introduction of two new models during fiscal 2000, which were the S-300 and E-300 models. The Company is continuing work that began in the first half of fiscal 2001 to provide full cassette to cassette functionality as an option on the S-300 product, and to develop a 12 inch (300mm) version of the S-300. During fiscal 2001, we also continued making improvements to the horizontal diffusion furnace product line, including those made to the host controller system. The cause for the decline in research and development costs in fiscal 2001 compared to fiscal 2000 is that most of our equipment contribution to the initial stage of the joint asher development project were made in fiscal 2000, causing such hard costs to be lower in fiscal 2001. The Company is reviewing the results of the feasibility work on the new 200mm technology asher with PSK Tech to determine the next step and each partner's contribution to the related cost. If the next step is to develop a prototype of a 200mm or 300mm asher, using Amtech's damage free technology, the Company's contribution to the project could cause its research and development expenses to increase significantly.

     OPERATING INCOME. For fiscal year 2001, operating income was $1.6 million, or 6.9% of revenue, compared to $2.0 million, or 10.4% of revenue in fiscal 2000. The reason operating income declined in fiscal 2001 is primarily a $.5 million increase in bad debt expense resulting from credit losses within the optical component market, a new market for the Company's products, and a $.3 million increase in charges for obsolete and excess inventories caused by order cancellations.

     INTEREST INCOME-NET. Net interest income was $.2 million in fiscal 2001, compared to $.1 million in fiscal 2000. The increase in interest income is the result of a higher average cash balance in fiscal 2001, primarily due to the private placement in September 2001.

     INCOME TAX PROVISION. During fiscal 2001, the Company recorded an income tax provision of $.7 million, which was 36.7% of income before taxes and cumulative effect of the change in accounting principle. For fiscal year 2000, we recorded an income tax provision of $.8 million, which was 36.1% of income before taxes. The fiscal 2000 rate reflected the benefit of a reduction in the valuation allowance on deferred state tax assets, as realization of state net operating losses became relatively certain in fiscal 2000. At September 30,
2001, we had deferred tax assets arising from non-deductible temporary differences of $1.5 million. Approximately 42% of the tax assets results from the deferred profit related to the adoption of SAB 101, and which is expected to reverse in fiscal 2002. Realization of the majority of the net deferred tax assets is dependent on our ability to generate future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. We will continue to evaluate the probability of realizing the deferred tax assets and assess the need for additional valuation allowance.

     NET INCOME. Net income in fiscal 2001 was $.5 million, after the $.7 million charge for the cumulative effect of adopting SAB 101, or $.16 per diluted share. Net income for fiscal 2000 was $1.3 million, or $.56 per diluted share. Fiscal 2001 pro forma net income, retroactively applying SAB 101 effective October 1, 1998, was $1.2 million, or $.41 per diluted share, compared to pro forma net income in Fiscal 2000 of $1.1 million, or $.45 per share. The pro forma net income appropriately provides the same accounting treatment to revenue recognition in both fiscal years, and is more reflective of the trend of the past two fiscal years.

CHANGE IN ACCOUNTING PRINCIPLE

     REVENUE RECOGNITION. During its fourth fiscal quarter, the Company changed its revenue recognition policy retroactive to October 1, 2000, based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers, generally upon shipment or services have been rendered; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers and the specific equipment and process involved, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due, generally upon acceptance. Product sales that are shipped but do not meet these criteria are deferred and recognized upon customer acceptance.

     Equipment sold by the polishing supplies segment does not involve process guarantees or acceptance criteria, so the related revenue is recorded upon shipment. For all segments, sales of spare parts and consumables are recognized upon shipment. Service revenues are recognized as services are performed. Revenue related to service contracts is recognized upon performance of the services requested by the customer.

     In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $690,211 (after reduction for income taxes of $410,000), or ($0.26) per basic share, to reflect the cumulative effect of the accounting change as of the beginning of the 2001 fiscal year.

     The deferred profit balance as of the beginning of fiscal 2001 was $1,125,211. This amount includes both revenue and cost of sales for equipment that was shipped and previously recorded as sales but had not been accepted or did not qualify for multiple-element accounting as of September 30, 2000. Of the $1,125,211 in deferred profit as of the beginning of fiscal 2001, $936,994 was recognized in 2001. The pro forma amounts presented on the consolidated statements of operations were calculated assuming the accounting change was retroactively adopted as of October 1, 1998.

     Prior to fiscal 2001, the Company's revenue recognition policy was to recognize revenue and accrue the estimated installation costs at the time the customer took title to the product, generally at the time of shipment because the Company routinely met its installation obligations and installation costs represented a small percentage of total costs (approximately 3% - 5%.)

FISCAL 2000 COMPARED TO FISCAL 1999

     REVENUES. Consolidated revenues were $19.0 million in fiscal 2000, an increase of $4.3 million, or 29%, compared to $14.8 million in fiscal 1999. This is a record for the Company's current businesses. The increase in consolidated revenues in fiscal 2000 was due primarily to increased capital spending and the higher operating levels by the semiconductor industry, which benefited both operating segments. Revenues of the semiconductor equipment segment increased by $2.0 million, or 23%, to $10.9 million in fiscal 2000 from $8.9 million in fiscal 1999. The higher revenues of the semiconductor equipment segment resulted primarily from revenue growth from the sale of IBAL automation products. During fiscal years 2000 and 1999, revenues of the polishing supplies segment were $8.2 million and $5.9 million, respectively, an increase of $2.3 million, or 38%. Revenues for the fourth quarter ended September 30, 2000 were $5.9 million, 35% higher than in the fourth quarter of the previous fiscal year and a record for quarterly revenues. The first shipments of the more than $8 million in orders from optical component manufacturers, a new market for the Company's semiconductor equipment segment, occurred in the fourth quarter, contributing to the record revenues for the quarter and fiscal year.

     GROSS MARGINS. Consolidated gross margin was $6.6 million in fiscal 2000 or $2.5 million, or 59%, higher compared to the gross margin of $4.2 million in fiscal 1999. As a percentage of sales, the consolidated gross margin was 35% of sales in fiscal 2000, compared to 28% in fiscal 1999, which is attributable to improved profitability of both segments, as discussed below. Approximately one-half of the 59% increase in gross margin resulted from the 29% increase in revenue discussed above.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased by $.8 million, or 25%, to $4.1 million in fiscal 2000, from $3.3 million in fiscal 1999. The selling, general and administrative expenses attributable to the semiconductor equipment segment increased $.5 million as a result of a 29% increase in personnel costs and a 113% increase in commission and royalty expense, which was partially offset by a 1% decrease in other expenses. The selling, general and administrative expenses attributable to the polishing supplies segment increased $.3 million as a result of the 114% increase in commissions and royalties on the increased sales volume, and higher sales personnel costs arising from additions to the sales and marketing staff. Commission expense varies based upon the geographic regions in which the sales occur, as some sales represent direct sales and others are through sales representatives. Since the rate of growth in consolidated revenues exceeded the rate of increase in consolidated selling, general and administrative costs in fiscal 2000, the total of these expenses decreased as a percentage of consolidated revenues to 22% in fiscal 2000 from 23% in fiscal 1999.

     OPERATING PROFIT. The semiconductor equipment industry continued its cyclical recovery in fiscal 2000. As a result of this recovery, customer acceptance of the Company's new product offerings, and other factors discussed above, the Company earned $2.0 million operating profit in fiscal 2000, compared to an operating profit of $.5 million in fiscal 1999, an increase of 249%. Both segments contributed nearly equally to consolidated operating profit in both fiscal years. For the semiconductor equipment segment operating profit as a percentage of revenue increased to 9% from 3% in the prior fiscal year. For the polishing supplies segment operating profit as a percentage of revenue increased to 12% from 5% in the prior year, as a result of the increased sales volume and cost reductions discussed above.

     Income before income taxes includes operating income, discussed above, and net interest income. Net interest income was $.1 million in fiscal 2000 and fiscal 1999. As a result, income before income taxes increased to $2.1 million, or 11% of consolidated revenue, compared to $602,000, or 4% of consolidated revenue, in fiscal 1999.

     NET INCOME. The income tax provision is $.8 million in fiscal 2000, compared to $.2 million in fiscal 1999. The effective tax rate in fiscal 2000 is 36%, compared to 40% in fiscal 1999. In both years the effective tax rate is higher than the 34% statutory rate primarily due to the differences between income for financial reporting and taxable income and in fiscal 1999, the provision for state income taxes. The reason for the decline in the effective tax rate in fiscal 2000 is that the Company reversed the $.1 million valuation allowance for deferred state income taxes in the fourth quarter, based upon its belief that it is more likely than not that those deferred tax benefits will ultimately be realized. After taking into consideration the income tax provision, the fiscal 2000 net income is $1.3 million, or $.56 per diluted share, compared to $.4 million, or $.17 per share, in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001 and 2000, cash and cash equivalents were $6.0 million and $5.8 million, respectively. The fiscal 2001 increase in cash and cash equivalents of $.2 million was primarily attributable to the net cash provided by operating activities of $.4 million and $.4 million of cash provided by the exercise of warrants and stock options, which were partially offset by $.7 million invested in property, plant and equipment, including new data processing hardware and software that is currently being implemented.

     The $.4 million of net cash provided by operating activities included net income, the add back of $1.4 million of non-cash charges, including the cumulative effect of the change in accounting principle ($.7 million), the provisions for the write-off of inventory and doubtful accounts receivable ($.7 million) and depreciation and amortization ($.4 million), less the non-cash deferred tax benefit of $.5 million. Other significant items that contributed to the positive cash flow from operating activities were the reduction of accounts receivable ($.8 million) and the increase of deferred profit and other accrued liabilities of $.7 million. These items were only partially offset by cash use reflected in the increased investment in gross inventories before the $.3 million increase in the allowance for obsolescence ($.9 million), the reductions in accounts payable ($1.3 million) and income taxes payable ($.5 million).

     The Company's ratio of inventories to operating levels is expected to remain above its historic norms due to order cancellations and the deferral of orders by customers. While there can be no assurance, the reserve for obsolete inventory is expected to sufficiently cover potential losses on obsolete or excess inventories.

     Working capital at September 30, 2001 was $11.5 million, an increase of $.6 million, compared to the $10.9 million of working capital at September 30, 2000. The ratio of current assets to current liabilities increased to 3.4 from 3.3, as of those same dates. Cash and cash equivalents comprise 32.3% of total assets and stockholders' equity accounts for 73.1% of total assets at September 30, 2001. These are measures of financial condition, such as liquidity and financial leverage.

     The Company believes that it has sufficient liquidity for current operations and for at least certain elements of its growth strategy, discussed elsewhere in this report. One element of that strategy is the development of new products such as the proposed new technology asher, discussed above. Another is the acquisition of product lines or businesses that complement the companies existing business. The Company's currently available cash and short-term investments are expected to be sufficient for existing operations, planned research and development and possibly an acquisition, depending on size. However, significant unplanned development of new products, or larger acquisitions may require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. This expectation is based in part upon the relatively high level of equity compare to total assets and low debt to equity ratio. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

IF THE DEMAND FOR HORIZONTAL DIFFUSION FURNACES AND EQUIPMENT USED IN CONJUNCTION WITH SUCH FURNACES DECLINES, WHICH ACCOUNT FOR MORE THAN ONE-HALF OF CONSOLIDATED REVENUE, OUR REVENUES MAY DECREASE AND OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The revenue of our semiconductor production equipment segment, which accounts for more than one-half of consolidated revenues, is comprised of horizontal diffusion furnaces and our Processing/Robotic product line. Our Processing/Robot product line is useable only with horizontal diffusion furnaces. There is a trend in the semiconductor industry, related to the trend to produce smaller chips, toward the use in semiconductor manufacturing facilities of newer technology, such as vertical diffusion furnaces. Vertical diffusion furnaces are more efficient to use than the horizontal diffusion furnaces in certain manufacturing processes of smaller chips on larger wafers. Because of this trend, we had expected that demand for our horizontal diffusion furnaces would decline. We believe this trend has not adversely affected us yet primarily because:

     * we have received significant orders for our horizontal diffusion furnaces from optical component manufacturers, a new market for us;

     *    we have experienced  increased demand from  manufacturers  that do not require the more expensive vertical furnaces, such as from manufacturers of wireless communication chips and micro-controllers used in a number of consumer applications; and

     * we believe that because of improvements in automation for horizontal diffusion furnaces, such as our robotic product line, horizontal diffusion furnaces may be becoming a more favorable alternative to the vertical furnaces than they previously had been.

However, to the extent that the trend to use vertical diffusion furnaces over horizontal diffusion furnaces continues, our revenues may decline and our ability to generate income may be adversely affected.

THE VOLATILITY OF THE SEMICONDUCTOR EQUIPMENT INDUSTRY CAN NEGATIVELY IMPACT OUR OPERATIONS AND OUR ABILITY TO EFFICIENTLY BUDGET OUR EXPENSES, WHICH CAN HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

     The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both their domestic markets and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. For example, demand for our products increased in fiscal 1998 compared to fiscal 1997, but decreased in fiscal 1999, primarily as a result of widespread economic difficulties experienced in Japan and other parts of the Asia Pacific region. This cyclical nature of our marketplace affects our ability to accurately budget our expense levels, which are based in part on our projections of future revenues.

     When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. For example, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, we implemented a cost reduction plan that required lay-offs within certain operations. During a down cycle, we must be in a position to adjust our cost and expense structure to the prevailing market condition and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

     During the most recent down cycle, beginning in the first half of fiscal 2001, the semiconductor industry experienced excess production capacity that caused semiconductor manufacturers to decrease capital spending. We do not have long-term volume production contracts with our customers and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

WE ARE DEPENDENT ON THE ACTIVE PARTICIPATION OF MR. JONG S. WHANG, THE PRESIDENT AND CHIEF EXECUTIVE OFFICER, FOR BUSINESS DEVELOPMENT, AND IMPORTANT BUSINESS RELATIONSHIPS, AND THE LOSS OF HIS SERVICES WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FUTURE PROSPECTS.

     Amtech is the beneficiary of a life insurance policy on the life of Mr. Whang in the amount of $1,000,000, but there is no assurance that such amount will be sufficient to cover the cost of finding and hiring a suitable replacement for Mr. Whang. It may not be feasible for any successor to maintain the same relationships that Mr. Whang has established. If we were to lose the services of Mr. Whang for any reason, it could have a material adverse affect on our business.

     In addition, historically, our product development has been accomplished through cooperative efforts with two key customers. Our relationship with one of these customers as well as with our joint development partner for the new technology asher, are substantially dependent on the personal relations established by Mr. Whang. While there can be no assurance that such relationships will continue, such cooperation is expected to continue to be a significant element in our future development efforts.

WE RELY ON KEY PERSONNEL FOR PRODUCT DEVELOPMENT AND SALES, AND ANY LOSS OF OUR KEY PERSONNEL TO COMPETITORS OR OTHER INDUSTRIES COULD DRAMATICALLY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

     We depend to a great extent on the management efforts of our officers and other key personnel and on the ability to attract new key personnel and retain existing key personnel. Most of our products, other than the Atmoscan(R) and products acquired in the P.R. Hoffman acquisition, were developed by our own personnel. We presently employ three engineers, including one with a Ph.D., and one in the sales department, and eight technicians at our Tempe, Arizona plant. We presently employ six engineers, one with a Ph.D., and twelve technicians in our Netherlands operation. These employees design and support the horizontal diffusion furnace and conveyor furnace product lines manufactured in the Netherlands and the related Process/Robotic products manufactured in Tempe. Two engineers and one technician are employed in our Carlisle, Pennsylvania operation. They design wafer lapping machines and carriers to meet customers' processing requirements. Competition is intense for highly skilled employees. There can be no assurance that we will be successful in attracting and retaining such personnel or that we can avoid increased costs in order to do so. There can be no assurance that employees will not leave Amtech or compete against us. Our failure to attract additional qualified employees or to retain the services of key personnel could negatively impact our operating results and financial condition.

THE TECHNOLOGY WE USE IN OUR PRODUCTS IS CHANGING RAPIDLY AND WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF THESE CHANGES.

     Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices. These and other evolving customer needs require us to respond with continued development programs.

     Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products that successfully address changing customer needs, win market acceptance of these new products and manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed. In this environment, we must continue to make investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if our products are not accepted by the market in which we operate.

OUR CURRENT CAPITALIZATION COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

     We are authorized to issue up to 100,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. As of December 31, 2001, there were 2,649,171 shares outstanding. Authorized but unissued common stock may be issued for such consideration as the board of directors determines to be adequate. The board of directors may issue preferred stock with such rights and preferences as they determine, without shareholder vote. Although we do not currently intend to issue any shares of our preferred stock there can be no assurance that we will not do so in the future. Shareholders may or may not be given the opportunity to vote thereon, depending upon the nature of any such transactions, applicable law, the rules and policies of the national securities exchange on which the common stock is then trading, if any, and the judgment of the board of directors. Shareholders have no preemptive rights to subscribe for newly issued shares of our capital stock.

     On May 17, 1999, we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The dividend was payable on June 9, 1999, to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock, subject to adjustment, at a price $8.50 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The rights issuance was adopted as protection against a takeover by a third party.

     Mr. Whang and certain other key employees have severance arrangements, which require the Company to make significant lump sum payments in the event of a change of control in ownership.

     Having the outstanding rights, and a substantial number of authorized and unreserved shares of common stock, preferred stock and severance arrangements with key employees could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Management could use the additional shares to resist a takeover effort even if the terms of the takeover offer are favored by a majority of the independent shareholders. This could delay, defer, or prevent a change in control.

WE ARE DEPENDENT ON THE USE OF INTELLECTUAL PROPERTY RIGHTS, WHICH ARE EXPENSIVE TO OBTAIN, AND MAINTAIN, AND WE ARE EXPOSED TO THE RISK THAT THIRD PARTIES MAY VIOLATE OUR PROPRIETARY RIGHTS OR ACCUSE US OF INFRINGING UPON THEIR PROPRIETARY RIGHTS, WHICH COULD RESULT IN LOSS OF THE VALUE OF SOME OF OUR INTELLECTUAL PROPERTY OR COSTLY LITIGATION.

     Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents, or that, issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology or design around the patents we own. We also maintain trademarks on certain of our products and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

     While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. We also maintain exclusive and non-exclusive licenses with third parties for the technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

     As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In such cases, we evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question on commercially reasonable terms or defending our position. Based on industry practice and prior experience, we believe that licenses or other rights, if necessary, will be available on commercially reasonable terms for existing or future claims. Nevertheless, we cannot ensure that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. Defending our intellectual property rights through litigation could be very costly. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial condition and results of operations could be materially and adversely affected.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMER PLACES US AT FINANCIAL RISK.

     As of September 30, 2001, receivables from customers in the optical component industry comprised 51% of total receivables, of which three accounts comprised 39% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial
Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of September 30, 2000, receivables from two customers comprised 40% of accounts receivable, one of which was from the optical component industry and accounted for 12% of total receivables. A concentration of our receivables from such a small number of customers places us at risk. If any one or more of our major customers is unable to pay us it could adversely affect our results of operation and financial condition. The Company attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment, where appropriate, and actively monitoring collections.

     In July 2001, one of these optical component customers filed a petition for protection from creditors under Chapter 11 of the U.S. bankruptcy code and provides an example of possible problems caused by concentrations of credit risk. The amount of the sale was $1.6 million. The customer had made payments of $.8 million before filing in bankruptcy court, leaving an unpaid balance of approximately $.8 million. Through increased reserves the Company has written down this receivable to an estimated net realizable value of $.3 million. Although the Company continues to pursue collection and believes that it can recover the estimated net realizable value, there can be no assurance as to the ultimate outcome.

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

     During our most recent fiscal year, ended on September 30, 2001, 47% of our sales were made to customers outside the United States as follows:

     *    Asia (including Singapore, Indonesia, Malaysia and India) - 8%
     *    Europe (including Israel and Africa) - 37%
     *    Canada - 2%

     Because of our significant dependence on international revenues, our operating results could be negatively affected by a continued or additional decline in the economies of any of the countries or regions in which we do business. Each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.

     Foreign sales increased significantly in fiscal 2001, because of our expansion of horizontal diffusion business in Europe and as a result of the sale of such equipment to new optical component customers located in Europe. We recorded charges of $.1 million and $.2 million to shareholders' equity during Fiscal 2001 and Fiscal 2000, respectively, as a result of foreign currency translation adjustments. We also had losses from foreign currency transactions of $.1 million in fiscal 2001. While our business has not been materially affected in the past by foreign business, there is a risk that it may be materially adversely affected in the future. Such risk includes possible losses on account of currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments, and from possible social and military instability in the case of India, South Korea, Taiwan and possibly elsewhere. Our wholly owned subsidiary, Tempress Systems, has conducted its operations in the Netherlands since fiscal 1995. As a result, such operations are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions, international monetary fluctuations, and other political, economic and legal policies of that nation, the European Economic Union and the other European nations in which it conducts business. Consequently, we might encounter unforeseen or unfamiliar difficulties in conducting our European operations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs.

THE SEMICONDUCTOR EQUIPMENT INDUSTRY IS COMPETITIVE AND WE ARE RELATIVELY SMALL IN SIZE AND HAVE FEWER RESOURCES IN COMPARISON WITH OUR COMPETITORS.

     Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could impair our prices, customer orders, revenues, gross margins, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business. There is risk that larger, better-financed competitors will develop and market more advanced products than those that we currently offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenues.

ALTHOUGH ONLY 8% OF OUR REVENUES WERE GENERATED FROM SALES IN ASIA IN FISCAL 2001, IF THE HEALTH OF THE ASIAN ECONOMIES DO NOT CONTINUE TO IMPROVE, ACHIEVEMENT OF OUR GOALS FOR AGGRESSIVE GROWTH COULD BE ADVERSELY AFFECTED.

     In the past we have at times generated a significant portion of our revenue from customers in Asia (SEE Risk Factor - "Our business might be adversely affected by our dependence on foreign business."). Although Asian economies have stabilized to some degree since early to mid-fiscal 1998, Amtech remains cautious about general macroeconomic developments in Asia, particularly in Japan and Taiwan. The economies of Japan and Taiwan are important to the overall financial health of the Asian region and, if they do not continue to improve, the economies of other countries, particularly those in Asia, could also be negatively affected. Negative economic developments in Asia could have a material adverse effect on our ability to reach our aggressive goals for growth.

IF WE MAKE ADDITIONAL ACQUISITIONS IT COULD RESULT IN AN INCREASE IN OUR COSTS OF OPERATIONS, DIVERT MANAGEMENT'S ATTENTION AWAY FROM OTHER OPERATIONAL MATTERS, AND EXPOSE US TO OTHER RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS.

     We are currently evaluating potential acquisitions. We might make acquisitions of, or significant investments in, other businesses with synergistic products, services and technologies. Acquisitions involve numerous risks, including, but not limited to:

     *    difficulties and increased costs in connection with integration of the
          personnel,   operations,   technologies   and   products  of  acquired
          companies;

     *    diversion of management's attention from other operational matters;

     *    the potential loss of key employees of acquired companies;

     * lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

     * the risk that the issuance of Amtech common stock in an acquisition or merger could be dilutive to Amtech stockholders if anticipated synergies are not realized; and

     *    acquired  assets  becoming  impaired  as  a  result  of  technological
          advancements  or  worse-than-expected   performance  of  the  acquired
          company.

IF OUR CRITICAL SUPPLIERS FAIL TO DELIVER SUFFICIENT QUANTITIES OF PRODUCT IN A TIMELY AND COST-EFFECTIVE MANNER IT COULD NEGATIVELY AFFECT OUR BUSINESS.

     We use a wide range of materials and services in the production of our products including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing. Key suppliers include two steel mills capable of holding the type and tolerances that we require, an injection molder that provides plastic insets for steel carriers, an adhesive manufacturer that supplies the critical glue used in the production of the semiconductor polishing templates, and a pad supplier that produces a unique material used to attach semiconductor wafers to the polishing template. We also rely on third parties for laser cutting, machined parts, steel frames and metal panels and other components used particularly in the assembly of semiconductor production equipment.

     Although we make reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, some key parts are being procured from a single supplier or a limited group of suppliers. The semiconductor industry's recent increase in demand for capital equipment has resulted in longer lead-times for many important system components, which could cause delays in meeting shipments to our customers. Because the selling price of some systems exceeds $1 million, the delay in the shipment of even a single system could cause significant variation in quarterly revenue, operating results and the market value of our stock. We have sought, and will continue to seek, to minimize the risk of production and service interruptions and shortages of key parts by:

     *    selecting and qualifying alternative suppliers for key parts;
     *    monitoring the financial stability of key suppliers; and
     *    maintaining appropriate inventories of key parts.

There can be no assurance that results of operations will not be materially and adversely affected if, in the future, we do not receive in a timely and cost-effective manner a sufficient quantity of parts to meet our production requirements.

WE MIGHT REQUIRE ADDITIONAL FINANCING TO EXPAND OUR OPERATIONS.

     On September 13, 2000, we issued 383,000 shares of common stock, and warrants to purchase an aggregate of up to 59,300 shares of common stock, in a private placement pursuant to a Stock and Warrant Purchase Agreement. Net proceeds to the company, after deducting placement agents', legal, accounting and registration fees, were $4,616,000. The proceeds will be used to fund the company's growth initiatives. While we believe that revenues generated from our operations, as well as the proceeds received from this private placement, are sufficient to provide adequate working capital for the foreseeable future and for a limited number of growth initiatives, additional financing is expected to be required for further implementation of our plans for expansion. There is no assurance that any additional financing will be available if and when required, or, even if available, that it would not materially dilute the ownership percentage of the then existing shareholders.

IF OUR SECURITIES BECOME INELIGIBLE FOR TRADING ON THE NASDAQ SYSTEM, THEY MIGHT BE SUBJECT TO RULE 15G-9 OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKER-DEALERS WHO SELL SUCH SECURITIES TO PERSONS OTHER THAN ESTABLISHED CUSTOMERS AND ACCREDITED INVESTORS.

     While our common stock is now included on the Nasdaq National Market, continued inclusion will depend on our ability to meet certain eligibility requirements established for the Nasdaq National Market. Loss of Nasdaq eligibility could result if we sustain material operating losses or if the market price of our common stock falls below $1.00 per share. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. The rule may adversely affect the ability of broker-dealers to sell our securities, and consequently may limit the public market for and the trading price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Its operations in the United States are conducted in United States dollars. The Company's operation in The Netherlands, a component of the semiconductor equipment segment, conducts business primarily in The Netherlands' guilder, the United States dollar and the British pound. As of January 1, 1999, the European Union, of which The Netherlands is a member, established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. Certain other European currencies in which the Company's Netherlands operation conducts business also have fixed exchange rates with the Euro. Currently, the functional currency of the Company's Netherlands operation is The Netherlands guilder. It is anticipated the functional currency of that operation will be the Euro by the beginning of the second quarter of fiscal 2002.

     The Company estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of September 30, 2001, the Company did not hold any stand alone or separate derivative instruments. The Company incurred a net foreign currency transaction loss of $.1 million, $0 and $.1 million in fiscal 2001, 2000 and 1999, respectively. The Company's investment in and advances to its Netherlands' operation total $3.0 million. A 10% change in the value of The Netherlands guilder relative to the United States dollar would cause a $.3 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity. During fiscal 2001, The Netherlands operation conducted net transactions, sales in excess of purchases, of approximately $1.5 million denominated in United States dollars and $2.9 million denominated in British pounds. A 10% change in both currencies could have affected before tax income by as much as $.4 million. The exposure to changes in exchange rates in fiscal 2002 could be greater than indicated above, because The Netherlands' operation has approximately $1.8 million of backlog orders denominated in British pounds. A 10% change in exchange rates on this currency relative to The Netherlands guilder would be expected to affect before tax operating profit by approximately $.2 million, as a result of the portion of the backlog denominated in British pounds.

     When the value of The Netherlands guilder declines relative to the value of the United States dollar, operations in The Netherlands can be more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. When the value of The Netherlands guilder increases relative to the value of the United States dollar, operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in The Netherlands guilder or the Euro and to increase its purchases denominated in United States dollars. The Company estimates that its fiscal 2001 purchases and sales of this foreign operation that are denominated in currencies not linked to its functional currency, including United States dollars and British pounds, were approximately $6.5 million and $2.2 million, respectively. Most of those purchases are denominated in United States dollars and provide a partial hedge against fluctuations in exchange rates on sales denominated in that currency. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations the Company does not hedge against the effects of exchange rate changes on future transactions. The Netherlands guilder is near its historically low value relative to the United States dollar, giving the Company's operation based in The Netherlands a competitive advantage over other suppliers based in the United States. However, a future increase in the relative value of The Netherlands guilder could have a materially adverse effect on future results of the Company's operations.

     The polishing supplies segment makes annual purchases of approximately $.6 million through direct or indirect sources from Japan or Germany. While these purchases are denominated in United States dollars, the price of materials purchased from Japan is directly affected by the value of the yen relative to the dollar. The Company believes the price of steel produced in Germany is relatively unaffected by fluctuations in the value of German mark, as the supplier sets the price based on an average exchange rate. However, assuming the price of German sourced steel also fluctuated with currency exchange rates, a 10% change in the value of Japanese yen and the German mark relative to the United States dollar would affect the cost of this segment's purchases by $.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX


                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-1

Financial Statements -

Consolidated Balance Sheets
September 30, 2001 and 2000..................................................F-2

Consolidated Statements of Operations for
the years ended September 30, 2001, 2000 and 1999............................F-3

Consolidated Statements of Stockholders' Equity
for the years ended September 30, 2001, 2000 and 1999........................F-4

Consolidated Statements of Cash Flows for
the years ended September 30, 2001, 2000 and 1999............................F-5

Notes to Consolidated Financial Statements
September 30, 2001, 2000 and 1999............................................F-6

Financial Statement Schedule for the years ended
September 30, 2001, 2000 and 1999:

     Schedule II - Valuation and Qualifying Accounts.........................S-1

     All Schedules, other than the Schedule listed above, are omitted as the information is not required, is not material or is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Amtech Systems, Inc.:

We have audited the accompanying consolidated balance sheets of AMTECH SYSTEMS, INC. (an Arizona corporation) and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition.

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


                                            /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona
January 9, 2002

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $  5,998,120       $  5,784,500
  Accounts receivable (less allowance for doubtful accounts of $630,000            3,829,867          4,929,948
    and $149,000, at September 30, 2001 and 2000, respectively)
  Inventories                                                                      4,804,457          4,229,546
  Deferred income taxes                                                            1,525,000            577,000
  Prepaid expenses                                                                    85,643             79,476
                                                                                ------------       ------------
     Total current assets                                                         16,243,087         15,600,470

PROPERTY, PLANT AND EQUIPMENT - net                                                1,484,437          1,093,707

GOODWILL AND OTHER ASSETS -  net                                                     843,046            789,083
                                                                                ------------       ------------
     TOTAL ASSETS                                                               $ 18,570,570       $ 17,483,260
                                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $    880,006       $  2,144,197
  Accrued compensation and related taxes                                             671,075            635,354
  Accrued warranty expense                                                           304,228            218,693
  Accrued installation expense                                                            --            266,101
  Deferred profit                                                                  1,777,173             25,000
  Customer deposits                                                                  367,523            220,663
  Income taxes payable                                                               135,000            670,000
  Other accrued liabilities                                                          605,547            486,779
                                                                                ------------       ------------
     Total current liabilities                                                     4,740,552          4,666,787
                                                                                ------------       ------------

LONG-TERM OBLIGATIONS                                                                246,184            236,590
                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                                            --                 --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
    2,649,171 (2,571,808 in 2000) shares issued and outstanding                       26,492             25,718
  Additional paid-in capital                                                      12,539,040         12,133,058
  Accumulated other comprehensive loss -
    cumulative foreign currency translation adjustment                              (368,242)          (502,356)
  Retained earnings                                                                1,386,544            923,463
                                                                                ------------       ------------
     Total stockholders' equity                                                   13,583,834         12,579,883
                                                                                ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 18,570,570       $ 17,483,260
                                                                                ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year Ended September 30,
                                                                               -------------------------------------------
                                                                                   2001            2000           1999
                                                                               ------------    ------------   ------------
Net revenues                                                                   $ 22,851,920    $ 19,027,446   $ 14,766,075
Cost of sales                                                                    15,974,260      12,398,560     10,599,708
                                                                               ------------    ------------   ------------
  Gross margin                                                                    6,877,660       6,628,886      4,166,367
Selling, general and administrative                                               4,918,902       4,169,631      3,330,348
Research and development                                                            382,186         476,975        268,243
                                                                               ------------    ------------   ------------
  Operating income                                                                1,576,572       1,982,280        567,776
Interest income, net                                                                246,720          93,141         34,531
                                                                               ------------    ------------   ------------
  Income before income taxes and cumulative effect of
    change in accounting principle                                                1,823,292       2,075,421        602,307
Income tax provision                                                                670,000         750,000        240,000
                                                                               ------------    ------------   ------------
  Income before cumulative effect of change in accounting principle               1,153,292       1,325,421        362,307
Cumulative effect of change in accounting principle, net of tax
  benefit of $410,000                                                              (690,211)             --             --
                                                                               ------------    ------------   ------------
  NET INCOME                                                                   $    463,081    $  1,325,421   $    362,307
                                                                               ============    ============   ============

EARNINGS PER SHARE:
  Basic
    Income before cumulative effect of change in accounting principle          $        .43    $        .61   $        .17
    Cumulative effect of change in accounting principle, net of tax                    (.26)             --             --
                                                                               ------------    ------------   ------------
    Basic earnings per share                                                   $        .17    $        .61   $        .17
                                                                               ============    ============   ============
  Diluted
    Income before cumulative effect of change in accounting principle          $        .41    $        .56   $        .17
    Cumulative effect of change in accounting principle, net of tax                    (.25)             --             --
                                                                               ------------    ------------   ------------
    Diluted earnings per share                                                 $        .16    $        .56   $        .17
                                                                               ============    ============   ============
  Number of shares used in per share calculations:
    Basic                                                                         2,661,001       2,158,562      2,109,815
    Diluted                                                                       2,821,583       2,336,497      2,189,201

PRO FORMA AMOUNTS WITH THE CHANGE IN ACCOUNTING PRINCIPLE RELATED TO REVENUE
APPLIED RETROACTIVELY:

  Net revenues                                                                 $ 22,851,920    $ 18,908,378   $ 15,678,058
  Net income                                                                        463,081       1,060,619        480,845
  Earnings per share:
    Basic                                                                      $        .17    $        .49   $        .23
    Diluted                                                                    $        .16    $        .45   $        .22

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                  Common Stock                         Accumulated      Retained
                                             ----------------------     Additional        Other         Earnings          Total
                                                Number                   Paid-In      Comprehensive   (Accumulated     Stockholders'
                                              of Shares     Amount       Capital          (Loss)         Deficit)         Equity
                                             ----------    --------    ------------   -------------    -----------     ------------
BALANCE AT SEPTEMBER 30, 1998                 2,110,303    $ 21,103    $  7,406,589    $ (216,338)     $  (764,265)    $  6,447,089
 Net income                                          --          --              --            --          362,307          362,307
 Translation adjustment                              --          --              --       (92,726)              --          (92,726)
                                                                                                                       ------------
   Comprehensive income                                                                                                     269,581
                                                                                                                       ------------
 Employee stock bonus -
   net of stock repurchases                      (1,624)        (16)         (6,437)           --               --           (6,453)
                                             ----------    --------    ------------    ----------      -----------     ------------
BALANCE AT SEPTEMBER 30, 1999                 2,108,679      21,087       7,400,152      (309,064)        (401,958)       6,710,217

 Net income                                          --          --              --            --        1,325,421        1,325,421
 Translation adjustment                              --          --              --      (193,292)              --         (193,292)
                                                                                                                       ------------
   Comprehensive income                                                                                                   1,132,129
                                                                                                                       ------------
 Issuance of common
   stock, net of related expenses               383,000       3,830       4,612,117            --               --        4,615,947
 Stock options exercised and other
   including a $59,000 related tax benefit       80,129         801         120,789            --               --          121,590
                                             ----------    --------    ------------    ----------      -----------     ------------
BALANCE AT SEPTEMBER 30, 2000                 2,571,808      25,718      12,133,058      (502,356)         923,463       12,579,883

 Net income                                          --          --              --            --          463,081          463,081
 Translation adjustment                              --          --              --       134,114               --          134,114
                                                                                                                       ------------
   Comprehensive income                                                                                                     597,195
                                                                                                                       ------------
 Warrants and stock options exercised            77,363         774         405,982            --               --          406,756
                                             ----------    --------    ------------    ----------      -----------     ------------
BALANCE AT SEPTEMBER 30, 2001                 2,649,171    $ 26,492    $ 12,539,040    $ (368,242)     $ 1,386,544     $ 13,583,834
                                             ==========    ========    ============    ==========      ===========     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended September 30,
                                                                         -----------------------------------------
                                                                             2001           2000           1999
                                                                         -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                             $   463,081    $ 1,325,421    $   362,307
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting principle, net of tax          690,211             --             --
    Depreciation and amortization                                            376,308        294,122        312,371
    Provision for inventory and receivable write-offs                        833,354         76,851        142,490
    Loss on disposals of long-lived assets                                     1,660            431             --
    Deferred income taxes                                                   (538,000)      (156,000)       (28,000)
  (Increase) decrease in:
    Accounts receivable                                                      691,529     (1,973,716)      (473,383)
    Inventories, prepaid expenses and other assets                          (988,147)    (2,593,647)       (60,958)
  Increase (decrease) in:
    Accounts payable                                                      (1,293,612)     1,636,815       (542,561)
    Accrued liabilities and customer deposits                                 59,015        846,877       (155,788)
    Deferred profit                                                          676,962             --             --
    Income taxes payable                                                    (532,273)       759,672        364,063
                                                                         -----------    -----------    -----------
    Net Cash Provided By (Used In) Operating Activities                      440,088        216,826        (79,459)
                                                                         -----------    -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (664,733)      (322,292)      (158,232)
                                                                         -----------    -----------    -----------
    Net Cash Used In Investing Activities                                   (664,733)      (322,292)      (158,232)
                                                                         -----------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from stock options exercised and other                            406,757         62,590             --
  Employee stock bonus, net of stock repurchases                                  --             --         (6,453)
  Net proceeds from private placement of common stock                             --      4,615,947             --
  Net payments and borrowings on mortgage loan                                   930        (10,605)       (12,062)
                                                                         -----------    -----------    -----------
    Net Cash Provided By (Used In) Financing Activities                      407,687      4,667,932        (18,515)
                                                                         -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       30,578         97,349         29,349
                                                                         -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         213,620      4,659,815       (226,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               5,784,500      1,124,685      1,351,542
                                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 5,998,120    $ 5,784,500    $ 1,124,685
                                                                         ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                               $    29,816    $    12,805    $    10,169
  Income taxes paid  (refunded)                                            1,743,000        143,000       (102,000)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


(1)  NATURE OF OPERATIONS:

     Amtech Systems, Inc. (an Arizona corporation), P. R. Hoffman Machine Products, Inc., a wholly-owned subsidiary formed in July 1997 ("P. R. Hoffman"), both based in the United States, and Tempress Systems, Inc., a wholly-owned subsidiary formed in September 1994 and based in The Netherlands ("Tempress"), comprise the "Company." The Company designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor industry, and in certain semiconductor fabrication processes. These products are sold to manufacturers of silicon wafers and semiconductors worldwide, particularly in the United States, Korea and northern Europe. During fiscal 1997, the Company began providing semiconductor manufacturing support services.

     The Company serves a niche market in an industry which experiences rapid technological advances and which in the past has been very cyclical. Therefore, the Company's future profitability and growth depend on its ability to develop or acquire and market profitable new products and its ability to adapt to cyclical trends.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries,
P. R. Hoffman (see Note 3) and Tempress. All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION - During its fourth fiscal quarter, the Company changed its revenue recognition policy retroactively effective October 1, 2000, based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers, generally upon shipment or services have been rendered; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers and the specific equipment and process involved, the Company recognizes equipment revenue upon shipment and transfer of title, and the remainder when it becomes due, generally upon acceptance. Product sales that are shipped, but do not meet this criteria are deferred and recognized upon customer acceptance.

     Equipment sold by the polishing supplies segment does not involve process guarantees or acceptance criteria, so the related revenue is recorded upon shipment. For all segments, sales of spare parts and consumables are recognized upon shipment as there are no post shipment obligations other than standard warranties. Service revenues are recognized as services are performed. Revenue related to service contracts is recognized upon performance of the services requested by the customer.

     In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $690,211 (after reduction for income taxes of $410,000), or $0.26 per basic share, to reflect the cumulative effect of the accounting change as of the beginning of the 2001 fiscal year.

     The deferred profit balance as of the beginning of fiscal 2001 was $1,125,211. This amount represents the revenue net of the related cost of sales for systems that were shipped and that had not been accepted and did not qualify for multiple-element accounting as of September 30, 2000. Of the $1,125,211 in deferred profit as of the beginning of fiscal 2001, $936,994 was recognized in 2001. The pro forma amounts presented on the consolidated statements of operations were calculated assuming the accounting change was retroactively adopted as of October 1, 1998.

     Prior to fiscal 2001, the Company's revenue recognition policy was to recognize revenue and accrue the estimated installation costs at the time the customer took title to the product, generally at the time of shipment because the Company routinely met its installation obligations and installation costs represented a small percentage of total costs.

     As revenue is not reported on a consistent basis between years, certain data contained in these financial statements may not be comparable between years.

     CASH EQUIVALENTS - Cash equivalents consist of money market mutual funds, time certificates of deposit and U.S. treasury bills. The Company considers certificates of deposit and treasury bills to be cash equivalents if their original maturity is 90 days or less.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory are as follows:

                                                          September 30,
                                                    -----------------------
                                                       2001         2000
                                                    ----------   ----------
Purchased parts (less allowance for obsolescence)   $2,487,470   $1,931,524
Work-in-progress                                     1,255,676    1,874,818
Finished goods                                       1,061,311      423,204
                                                    ----------   ----------
                                                    $4,804,457   $4,229,546
                                                    ==========   ==========

     PROPERTY, PLANT AND EQUIPMENT - Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation is computed using the straight-line method. Useful lives for equipment, machinery and leasehold improvements are from three to five years; for furniture and fixtures from five to ten years; and for buildings twenty years. Depreciation expense for fiscal years 2001, 2000 and 1999 was approximately $296,000, $241,000 and $256,000, respectively.

     Long-lived   assets  are  reviewed  for  impairment   whenever   events  or
circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

     The following is a summary of property, plant and equipment:

                                                      September 30,
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
Building and leasehold improvements            $   691,405    $   545,633
Equipment and machinery                          1,435,427      1,191,298
Furniture and fixtures                             837,623        532,677
                                               -----------    -----------
                                                 2,964,455      2,269,608
Accumulated depreciation                        (1,480,018)    (1,175,901)
                                               -----------    -----------
                                               $ 1,484,437    $ 1,093,707
                                               ===========    ===========

     GOODWILL - The purchase price in excess of net assets acquired, commonly referred to as goodwill, is being amortized over fifteen years using the straight-line method. Amortization expense was approximately $67,000, $37,000 and $37,000 for fiscal years 2001, 2000 and 1999, respectively.

     WARRANTY - The Company provides free of charge a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. Warranty expense for fiscal 2001, 2000 and 1999 amounted to approximately $372,000, $109,000 and $190,000, respectively. Management believes these amounts and the amounts accrued for future warranty expenditures are sufficient for all future warranty costs on systems sold through September 30, 2001.

     RESEARCH  AND  DEVELOPMENT   EXPENSES  -  The  Company   expenses   product
development costs as they are incurred.

     FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION - Financial information relating to the Company's foreign subsidiary is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Net income includes pretax losses from foreign currency transactions of $118,000 in 2001, gains of $25,000 in 2000 and losses of $83,000 in 1999. The functional currency of Tempress is the Netherlands guilder. The gains or losses resulting from the translation of Tempress' financial statements have been included as a separate component of stockholders' equity.

     INCOME TAXES - The Company files consolidated federal income tax returns and computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax law. (See Note 12).

     EARNINGS PER COMMON SHARE - The Company calculates basic and diluted earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". (See Note 13).

     Effective with the close of business on March 15, 1999, each two shares of the $0.01 par value common stock of the Company were converted and reclassified into one share. All shares and per share amounts have been restated to give effect for this one-for-two reverse stock split. Any fractional shares resulting from the reverse split were rounded to the next highest whole number.

     STOCK-BASED COMPENSATION - The Company accounts for its employee stock-based compensation plans under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits companies to record employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair market value approach had been adopted. (See Note 14).

     CONCENTRATION OF CREDIT RISK AND USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     As of September 30, 2001, receivables from customers in the optical component industry comprised 51% of total receivables, of which three accounts comprised 39.4% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of September 30, 2000, receivables from two customers comprised 40% of accounts receivable, one of which was from the optical component industry and accounted for 12% of receivables. A concentration of receivables from such a small number of customers places the Company at risk.

     In July 2001, an optical component customer filed a petition for protection from creditors under Chapter 11 of the U.S. bankruptcy code, an example of possible problems caused by concentrations of credit risk. The amount of the sale was $1,609,000. The customer had made payments of $794,000 before filing in bankruptcy court, leaving an unpaid balance of approximately $815,000. Through increased reserves the Company has written down this receivable to an estimated net realizable value of $225,000. The Company believes this receivable has been recorded at its net realizeable value at September 30, 2001.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments approximate fair value due to the short term in which these instruments mature. The carrying values of the Company's lines of credit (see Note 4) and long-term debt (see Note 5) approximate fair value because the variable interest rates approximate the prevailing interest rates for similar debt instruments.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative qualifies for hedge treatment, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow and foreign currency hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or operating results.

     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates poolings of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuance of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. SFAS Nos. 141 and 142 must be adopted by the Company no later than October 1, 2002, with early adoption permitted on October 1, 2001. Since amortization of goodwill is currently $67,000 per year, the discontinuance of such amortization will not have a material affect on the Company's results of operations or financial condition. The Company does not expect to incur an impairment charge related to the $789,000 of goodwill included in its assets as of September 30, 2001.

     The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held for sale." Classification as "held for sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have a material effect on the Company's financial position or operating results.

(3)  PURCHASE OF P. R. HOFFMAN'S ASSETS:

     P.R. Hoffman specializes in the development, manufacture and marketing of double-sided lapping and polishing machines and related consumables used in the manufacture of semiconductor silicon wafers. As a result of the July 1, 1997 acquisition of substantially all of the assets and operating liabilities of P.R. Hoffman, the Company is obligated to make additional payments to the former owner of P.R. Hoffman equal to 50% of pretax income of the P. R. Hoffman operation in excess of $800,000 per year for a period of 5 years ending September 30, 2002, limited to a maximum aggregate amount of $2 million of such payments. Those payments are payable in cash or the Company's common stock, at the Company's option, with a minimum of thirty-five percent (35%) of such payments being either cash or registered shares. This additional consideration will be treated as part of the purchase price to the extent earned. Contingent consideration of $108,000 and $313,000 was earned in fiscal 2001 and 2000, respectively. No contingent consideration was earned in fiscal 1999.

     As a part of the transaction, the Company subleases a 21,740 square foot building, located in Carlisle, Pennsylvania, from John R. Krieger, the Company's Director of Corporate Development and former owner of the P. R. Hoffman operation. The lease requires monthly payments of $10,700 on a triple net basis, expires on June 30, 2004 and includes an option to renew the lease for five successive one-year terms. Monthly lease payments increase to $10,810 and $10,860 on July 1, 2002 and 2003, respectively. The Company also entered into an employment agreement with Mr. Krieger, which required payments of $150,000 per year and expired on June 30, 2001.

(4)  LINE OF CREDIT:

     In June 2001, the Company was granted a line of credit in the amount of 625,000 Netherlands guilders, approximately $260,000 as of September 30, 2001, at an interest rate of 1.75% over a Netherlands bank's basic interest rate, which was 4.5% as of September 30, 2001. The line of credit declines by 12,500 Netherlands guilders per quarter until it reaches 250,000 Netherlands guilders on January 1, 2004 and is secured by a lien of approximately $105,000 on the Company's land and buildings in The Netherlands and certain accounts receivable, which amounted to approximately $2,450,000 as of September 30, 2001. As of September 30, 2001, there were no borrowings on this line of credit.

(5)  LONG-TERM OBLIGATIONS:

     Long-term debt included in long-term obligations includes a fifteen-year mortgage secured by the Company's land and building located in The Netherlands. The non-current portion of the long-term debt was $149,000 and $142,000 as of September 30, 2001 and 2000, respectively. As of September 30, 2001, the collateral has a carrying value of $410,000. No principal payments are due until June 30, 2016, when the loan matures. Interest is paid monthly at a variable rate of 1.25% over a Netherlands bank's basic rate, which was 4.5% as of September 30, 2001. There is no penalty for prepayment of the loan. The remaining balance in long-term obligations is comprised of other non-current liabilities.

(6)  STOCKHOLDERS' EQUITY:

     On September 8, 2000, the Company issued 383,000 shares of common stock and warrants to purchase an aggregate amount of up to 59,300 shares of common stock, pursuant to a Stock and Warrant Purchase Agreement and related commitments. One share and one warrant for one-tenth of a share were sold at a combined price of $13.75. An additional 21,000 warrants were issued to the placement agents. The warrants are exercisable at a price per share of $15.12 and expire on September 8, 2005. The Company has registered the resale of the shares issued in the transaction, including those issuable upon exercise of the warrants. Gross proceeds in the transaction were $5,266,000. Net proceeds to the company were $4,616,000.

     During May 1999, the Company's Board of Directors adopted a stockholder rights plan, which authorized the distribution of one right for each outstanding common share to purchase one one-hundredth of a share of Series A Participating Preferred Stock, at a purchase price of $8.50, subject to certain antidilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company's common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the common stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company at $.01 per right, entitles the holder to purchase an amount of common stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquirer, having an equivalent market value of $17.00 per right at a purchase price of $8.50. Rights held by the acquiring person or group will become void and will not be exercisable.

     In fiscal 2001, 67,050 warrants were exercised. These are related to warrants issued in the fiscal 1997 acquisition of substantially all of the assets and operating liabilities of P.R. Hoffman.

(7)  COMMITMENTS AND CONTINGENCIES:

     Key suppliers include two steel mills, one domestic and one German, capable of meeting the material specification the Company requires. As of September 30, 2001, the Company had unconditional commitments to purchase $648,000 of steel, with delivery dates to be determined in the future. Due to minimum order quantities for this steel and long lead times, the Company has made purchase commitments that may be in excess of future production requirements, and it could take several years to use all of the steel commitments in production of the Company's products. These purchase commitments are not expected to result in any significant losses.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products, Inc. in an asset transaction consummated on July 1, 1997. (See Note 3.) The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products, Inc. is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products, Inc. of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the Company's costs, if any, to resolve this matter will not be material to its results of operations or financial position.

(8)  MAJOR CUSTOMERS AND FOREIGN SALES:

     The Company had one major customer accounting for more than 10% of sales for the fiscal year ended September 30, 2001. In fiscal 2000, no customer accounted for more than 10% of sales. In fiscal 1999, one different customer accounted for 10% or more of sales. The detail of major customers is as follows:

                                                    Year Ended September 30,
                                                    ------------------------
                                                     2001     2000     1999
                                                     ----     ----     ----
 Customer 1                                            14%      --%      --%
 Customer 2                                            --       --       14
                                                     ----     ----     ----
                                                       14%      --%      14%
                                                     ====     ====     ====

     The Company's sales were to customers in the following geographic regions:

                                                   Year Ended September 30,
                                                   ------------------------
                                                    2001     2000     1999
                                                    ----     ----     ----
United States                                         53%      60%      59%
Canada                                                 2        1       --
Asia (Korea, People's Republic of China,               8       19        5
Taiwan, Japan, Singapore, Indonesia,
Malaysia and India)
Europe (including 1% or less to Israel
and Africa)                                           37       20       29
Australia                                             --       --        7
                                                    ----     ----     ----
                                                     100%     100%     100%
                                                    ====     ====     ====

(9)  BUSINESS SEGMENT INFORMATION:

     The Company classifies its products into two core business segments. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. The manufacturing support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company's investment in each, and actual corporate expenses are aggregated in the semiconductor equipment segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments is as follows:

                                                        Year Ended September 30,
                                                ---------------------------------------
                                                    2001          2000          1999
                                                -----------   -----------   -----------
Net revenues
Semiconductor equipment                         $15,445,469   $10,859,625   $ 8,852,590
Polishing supplies                                7,406,451     8,167,821     5,913,485
                                                -----------   -----------   -----------
                                                $22,851,920   $19,027,446   $14,766,075
                                                ===========   ===========   ===========
Operating income
Semiconductor equipment                         $   930,915   $   985,157   $   281,789
Polishing supplies                                  645,657       997,123       285,987
                                                -----------   -----------   -----------
Total operating income                            1,576,572     1,982,280       567,776
Interest income, net                                246,720        93,141        34,531
                                                -----------   -----------   -----------
Income before income taxes and cumulative
effect of change in accounting principle        $ 1,823,292   $ 2,075,421   $   602,307
                                                ===========   ===========   ===========

Capital expenditures
Semiconductor equipment                         $   664,733   $   206,740   $    90,036
Polishing supplies                                       --       115,552        68,196
                                                -----------   -----------   -----------
                                                $   664,733   $   322,292   $   158,232
                                                ===========   ===========   ===========
Depreciation and amortization expense
Semiconductor equipment                         $   218,903   $   176,526   $   201,785
Polishing supplies                                  157,405       117,596       110,586
                                                -----------   -----------   -----------
                                                $   376,308   $   294,122   $   312,371
                                                ===========   ===========   ===========

                                                      September 30,
                                                -------------------------
                                                    2001          2000
                                                -----------   -----------
Identifiable assets
Semiconductor equipment                         $15,682,289   $13,460,752
Polishing supplies                                2,888,281     4,022,508
                                                -----------   -----------
                                                $18,570,570   $17,483,260
                                                ===========   ===========

     The Company has manufacturing operations in the United States and The Netherlands. Revenues, operating income (loss) and identifiable assets by geographic region of the locations are as follows:

                                      Year Ended September 30,
                            -------------------------------------------
                                2001            2000           1999
                            ------------    ------------   ------------
Net revenues
United States               $ 11,148,373    $ 13,923,506   $  9,307,085
The Netherlands               11,703,547       5,103,940      5,458,990
                            ------------    ------------   ------------
                            $ 22,851,920    $ 19,027,446   $ 14,766,075
                            ============    ============   ============
Operating income (loss)
United States               $    (76,979)   $  1,474,950   $    610,381
The Netherlands                1,653,551         507,330        (42,605)
                            ------------    ------------   ------------
                            $  1,576,572    $  1,982,280   $    567,776
                            ============    ============   ============
Identifiable assets
United States               $ 13,654,635    $ 13,952,931
The Netherlands                4,915,935       3,530,329
                            ------------    ------------
                            $ 18,570,570    $ 17,483,260
                            ============    ============

(10) LEASES:

     The Company leases buildings, vehicles and equipment. As of September 30, 2001, minimum rental commitments under noncancellable operating leases total $589,000, of which $244,000, $230,000 and $115,000 are payable in fiscal years
2002, 2003 and 2004 and beyond, respectively.

     Rental expense for 2001, 2000 and 1999 was approximately $277,000, $220,000 and $231,000, respectively.

(11) PROPRIETARY PRODUCT RIGHTS:

     The Company acquired the proprietary product rights to Atmoscan in 1983, which provides an improved method for the automatic loading of silicon wafers into diffusion furnaces. The Company agreed to pay the inventor royalties for 17 years, which ended November 22, 2000.

     Through the acquisition of the net assets of P. R. Hoffman (see Note 3), the Company acquired the license for the design of its steel carriers with plastic inserts for abrasive machining of silicon wafers. In 1995, P. R. Hoffman Machine Products, Inc. licensed the patent rights from the patent holder.

     Royalty expense for all licenses  included in cost of product sales totaled
approximately   $74,000,   $108,000   and  $73,000  in  2001,   2000  and  1999,
respectively.

(12) INCOME TAXES:

     The provision for (benefit from) income taxes consists of:

                                Year Ended September 30,
                       -----------------------------------------
                           2001           2000           1999
                       -----------    -----------    -----------
Current
Domestic federal       $   494,000    $   705,000    $   250,000
Foreign                    606,000        125,000        (25,000)
Domestic state             108,000         76,000         43,000
                       -----------    -----------    -----------
                         1,208,000        906,000        268,000
                       -----------    -----------    -----------
Deferred
Domestic federal          (275,000)       (89,000)       (31,000)
Foreign                   (187,000)         3,000         13,000
Domestic state             (76,000)       (70,000)       (10,000)
                       -----------    -----------    -----------
                          (538,000)      (156,000)       (28,000)
                       -----------    -----------    -----------
Income tax provision   $   670,000    $   750,000    $   240,000
                       ===========    ===========    ===========

     The provision for income taxes before the cumulative effect of a change in accounting principle is different from the amount that would be computed by applying the United States corporate income tax rate to the income from operations before income taxes. The differences are summarized as follows:

                                                          Year Ended September 30,
                                                     ----------------------------------
                                                        2001        2000         1999
                                                     ---------   ---------    ---------
Provision at the federal rate                        $ 620,000   $ 706,000    $ 205,000
Effect of expenses not deductible for tax purposes      13,000      32,000       15,000
State tax provision                                     32,000     105,000       42,000
Change in valuation allowance                               --     (93,000)     (22,000)
Other items                                              5,000          --           --
                                                     ---------   ---------    ---------
Income tax provision                                 $ 670,000   $ 750,000    $ 240,000
                                                     =========   =========    =========

     The tax assets (liabilities) comprising the net deferred tax asset are as follows:

                                                        September 30,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
Allowance for doubtful accounts                  $   263,000    $    59,000
Uniform capitalization of inventory costs            102,000        112,000
Inventory write-downs not currently deductible       202,000        147,000
Book vs. tax depreciation                            (18,000)        (7,000)
Unrealized currency losses (gains)                     2,000         (7,000)
State net operating loss carryforwards                    --         13,000
Liabilities not currently deductible                 974,000        260,000
                                                 -----------    -----------
Deferred income taxes                            $ 1,525,000    $   577,000
                                                 ===========    ===========

     Management believes that it is more likely than not that the Company will realize all deferred tax assets.

(13) EARNINGS PER SHARE:

     All EPS data presented has been restated as required by SFAS No. 128 for the March 15, 1999 reverse stock split. EPS were calculated as follows:

                                                          2001           2000            1999
                                                      -----------    -----------     -----------
Net income                                            $   463,081    $ 1,325,421     $   362,307
Amortization of contingent consideration (Note 3)              --        (17,155)             --
                                                      -----------    -----------     -----------
                                                      $   463,081    $ 1,308,266     $   362,307
                                                      ===========    ===========     ===========
Weighted average shares outstanding:
Common stock                                            2,661,001      2,158,562       2,109,815
Common stock equivalents issuable upon exercise
  of warrants and stock options (1)                       160,582        144,053          79,386
Estimated common shares issuable as contingent
  consideration (Note 3)                                       --         33,882              --
                                                      -----------    -----------     -----------
Diluted shares                                          2,821,583      2,336,497       2,189,201
                                                      ===========    ===========     ===========

Earnings Per Share:
  Basic                                               $       .17    $       .61     $       .17
  Diluted                                             $       .16    $       .56     $       .17

     (1) Number of common stock equivalents calculated using the treasury stock method and the average market price during the period. Options and warrants on 45,700 shares, 143,300 shares and 1,492,500 shares had an exercise price greater than the average market price during the years ended September 30, 2001, 2000 and 1999, respectively, and therefore did not enter into the EPS calculation.

(14) STOCK-BASED COMPENSATION:

     STOCK WARRANTS - In connection with the acquisition of the net assets of P.R. Hoffman Machine Products, Inc. during fiscal 1997, the Company issued 75,000 warrants to purchase one share each of $.01 par value common stock at a per share exercise price of $6.00. These warrants expire July 1, 2002 and were valued at $167,000 using the Black-Scholes valuation method. The primary assumptions used in the valuation of these warrants were a risk free interest rate of 6.29%, expected dividend yield of 0%, average holding period of 2.5 years, and 69% volatility. The value of these warrants has been included in the acquisition cost associated with the purchase of the P. R. Hoffman net assets (see Note 3).

     On September 8, 2000 the Company issued 59,300 warrants to purchase one share each of $.01 par value common stock in connection with the issuance of 383,000 shares of common stock. The warrants are exercisable at a price per share of $15.12 and expire on September 8, 2005.

     STOCK OPTION PLANS - The board of directors has reserved 10,000 shares of common stock for issuance upon exercise of the outstanding options granted to directors under Director Stock Purchase Agreements prior to 1996. The Non-Employee Directors Stock Option Plan was approved by the stockholders in 1996 for the issuance of up to 100,000 shares of common stock to directors. The Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan were also approved by stockholders in 1996 under which a combined total of 160,000 shares were authorized. The 1998 Employee Stock Option Plan, under which 50,000 shares could be granted, was adopted by the board of directors on January 31, 1998 and approved by shareholders on March 20, 1998. On October 13, 2000, the Board of Directors authorized an increase in the number of options available under the 1998 Employee Stock Option Plan to 300,000. The amendment was approved by the shareholders at the annual meeting on March 15, 2001. All of the plans expire in 2006. Qualified stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring July 7, 2010. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued in fiscal years 2001, 2000 and 1999 vest at the rate of 20% - 33% per year. As of September 30, 2001, the Company had 65,908 options available for issuance under the plans. The stock option transactions and the options outstanding are summarized as follows:

                                                                Year Ended September 30,
                                           --------------------------------------------------------------------
                                                   2001                    2000                    1999
                                           --------------------    --------------------    --------------------
                                                       Weighted                Weighted                Weighted
                                                        Average                 Average                 Average
                                                       Exercise                Exercise                Exercise
                                            Options      Price      Options      Price      Options      Price
                                           --------    --------    --------    --------    --------    --------
Outstanding at beginning of year            163,017     $ 1.74      227,292     $ 1.17      192,292     $ 4.52
Granted                                     258,750       5.88       25,000       4.75       41,500       1.38
Exercised                                    (9,950)      1.32      (89,275)      1.14           --         --
Terminated                                  (25,200)      1.13           --         --       (6,500)      1.13
                                           --------                --------                --------
Outstanding at end of year                  386,617       4.56      163,017       1.74      227,292       1.17
                                           ========                ========                ========
Exercisable at end of year                   60,049     $ 1.58       59,544     $ 1.16       72,117     $ 1.13
Weighted average fair value of
options granted                                         $ 4.64                  $ 3.08                  $ 1.55

     On October 14, 1998, the Company re-priced all stock options outstanding as of that date to the closing market price on that date of $1.13 per share. Vesting schedules and expiration dates remain unchanged. In accordance with APB No. 25, "Accounting for Stock Issued to Employees," the Company is not required to record compensation expense related to this re-pricing and no such expense has been recorded in these financial statements.

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

                                         Year Ended September 30,
                           ----------------------------------------------------
                                2001               2000               1999
                           --------------     --------------     --------------
Risk free interest rate     4.5% to 5.5%       6.1% to 6.7%       4.3% to 5.4%
Expected life               4 to 6 years       4 to 6 years       4 to 6 years
Dividend rate                    0%                 0%                 0%
Expected volatility        92.0% to 110.3%    64.6% to 76.0%     66.9 to 85.8%

     Had the effects of stock-based compensation been accounted for in the financial statements using the Black-Scholes option pricing method, the net income and the basic and diluted earnings per share would have been approximately as follows:

                                            Year Ended September 30,
                                      ------------------------------------
                                         2001         2000         1999
                                      ----------   ----------   ----------
Net Income:
  As reported                         $  463,081   $1,325,421   $  362,307
  Pro forma                              290,000    1,240,000      232,000

Basic Earnings per share:
  As reported                         $      .17   $      .61   $      .17
  Pro forma                                  .11          .57          .11

Diluted Earnings per share:
  As reported                         $      .16   $      .56   $      .17
  Pro forma                                  .10          .52          .11

     The following table summarizes information about stock options outstanding at September 30, 2001:

                   Options Outstanding                            Options Exercisable
----------------------------------------------------------     --------------------------
                Number                                             Number
            Outstanding at                                     Exercisable at
Exercise     September 30,       Remaining        Exercise      September 30,    Exercise
 Price           2001         Contractual Life     Price            2001           Price
--------    --------------    ----------------    --------     --------------    --------
 $1.13          78,467              5.42           $1.13           45,949         $1.13
  1.25           5,000              7.26            1.25            2,000          1.25
  1.50          20,000              7.41            1.50            6,500          1.50
  2.00           2,900              8.00            2.00              100          2.00
  3.25           5,000              8.63            3.25            1,000          3.25
  4.36          58,750              9.51            4.36                0          4.36
  4.56           7,500              8.77            4.56            1,500          4.56
  5.56          10,000              9.16            5.56                0          5.56
  5.88          40,000              9.46            5.88                0          5.88
  6.50         150,000              9.45            6.50                0          6.50
  6.81           9,000              8.41            6.81            3,000          6.81
              --------                                            -------
               386,617                                             60,049
              ========                                            =======

(15) SELECTED QUARTERLY FINANCIAL DATA APPLYING SAB 101 (UNAUDITED):

     The following unaudited selected quarterly financial data has been included to demonstrate the effect on fiscal Quarter 1 through Quarter 3, 2001 (as previously reported in fiscal 2001 10-Q filings) of applying the Company's revised revenue recognition policy, pursuant to the provisions of SAB 101 (see
Note 2), effective October 1, 2000.

                                                             Year Ended September 30, 2001 (unaudited)
                                                      -------------------------------------------------------
                                                         First         Second          Third        Fourth
                                                        Quarter        Quarter        Quarter       Quarter
                                                      -----------    -----------    -----------   -----------
Net revenues
  As previously reported (quarters 1 - 3)             $ 6,881,731    $ 7,025,583    $ 6,053,533
  Effect of change in accounting principle             (3,279,081)      (222,761)     1,969,378
                                                      -----------    -----------    -----------
  As restated in the first three quarters and
    reported in the fourth quarter                      3,602,650      6,802,822      8,022,911     4,423,537
                                                      ===========    ===========    ===========   ===========

Gross margin
  As previously reported (quarters 1 - 3)               2,126,504      2,539,266      1,991,643
  Effect of change in accounting principle               (971,659)       (69,362)       129,992
                                                      -----------    -----------    -----------
  As restated in the first three quarters and
    reported in the fourth quarter                      1,154,845      2,469,904      2,121,635     1,131,276
                                                      ===========    ===========    ===========   ===========

Income (loss) before change in accounting principle
  As previously reported (quarters 1 - 3)                 561,514        748,372        401,954
  Effect of change in accounting principle               (588,397)       (63,067)        76,811
                                                      -----------    -----------    -----------
  As restated in the first three quarters and
    reported in the fourth quarter                        (26,883)       685,305        478,765        16,105

Cumulative effect of change in accounting
  principle, net of $410,000 tax benefit                 (690,211)            --             --            --
                                                      -----------    -----------    -----------   -----------
Net income (loss) as restated in first three
  quarters and reported in fourth quarter             $  (717,094)   $   685,305    $   478,765   $    16,105
                                                      ===========    ===========    ===========   ===========
EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share - basic:
Income before cumulative effect of change in
accounting principle
As previously reported (quarters 1 - 3)               $       .22    $       .28    $       .15
Effect of change in accounting principle                     (.22)          (.02)           .03
                                                      -----------    -----------    -----------
  As restated in the first three quarters and
    reported in fourth quarter                               (.00)           .26            .18           .01

Cumulative effect of change in accounting
  principle, net of tax                                      (.26)            --             --            --
                                                      -----------    -----------    -----------   -----------

Basic earnings (loss) per share                       $      (.26)   $       .26    $       .18   $       .01
                                                      ===========    ===========    ===========   ===========

Earnings (loss) per share - diluted:
Income before cumulative effect of change in
accounting principle
As previously reported (quarters 1 - 3)               $       .20    $       .27    $       .14
Effect of change in accounting principle                     (.21)          (.02)           .03
                                                      -----------    -----------    -----------
  As restated in the first three quarters and
    reported in fourth quarter                               (.01)           .25            .17           .00

Cumulative effect of change in accounting
  principle, net of tax                                      (.25)            --             --            --
                                                      -----------    -----------    -----------   -----------
Diluted earnings (loss) per share                     $      (.26)   $       .25    $       .17   $       .00
                                                      ===========    ===========    ===========   ===========

Fiscal Year 2000, as previously reported:
  Net product sales                                   $ 3,862,512    $ 4,549,100    $ 4,693,430   $ 5,922,404
  Gross Margin                                          1,226,594      1,680,868      1,672,613     2,048,811
  Net Income                                              130,827        267,170        292,495       634,929

Earnings (loss) per share:
  Basic                                               $       .06    $       .13    $       .14   $       .28
  Diluted                                             $       .06    $       .12    $       .13   $       .26

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                    For the Year     Balance at      Charged
                       Ended         Beginning      (credited)                     Balance at
                    September 30,     of Year       to Expense      Write-offs     End of Year
                    -------------     -------       ----------      ----------     -----------
1. Allowance for
   Doubtful Accounts
                        2001         $ 149,000      $ 496,548       $  15,548      $ 630,000
                        2000           140,000         11,579           2,579        149,000
                        1999           143,000         29,144          32,144        140,000

2. Deferred Tax
   Valuation Allowance
                        2001         $      --      $      --       $      --      $      --
                        2000            93,000        (93,000)             --             --
                        1999           115,000        (22,000)             --         93,000

3. Reserve for
   Obsolete Inventory
                        2001         $ 370,125      $ 336,806       $ 191,568      $ 515,363
                        2000           301,439         74,239           5,553        370,125
                        1999           227,400        153,369          79,330        301,439

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS.

     The following is a list of all financial statements filed as a part of this
Report:

     1.   Consolidated Balance Sheets - September 30, 2001 and 2000

     2. Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

     3. Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999

     4. Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

     5. Notes to Consolidated Financial Statements - September 30, 2001, 2000 and 1999

(b)  FINANCIAL STATEMENT SCHEDULES

     The following is a list of a financial statement schedules required to be filed as a part of this Report:

     1.   Schedule II - Valuation and Qualifying Accounts

          All schedules  other than the Schedule listed above are omitted as the
          information  is  not  required,   is  not  material  or  is  otherwise
          furnished.

(c)  EXHIBITS.

   EXHIBIT                                                                                                 METHOD
     NO.        DESCRIPTION                                                                               OF FILING
     ---        -----------                                                                               ---------
     3.1        Articles of Incorporation                                                                     A
     3.2        Articles of Amendment to Articles of Incorporation, dated April 27, 1983                      A
     3.3        Articles of Amendment to Articles of Incorporation, dated May 19, 1987                        B
     3.4        Articles of Amendment to Articles of Incorporation, dated May 2, 1988                         C
     3.5        Articles of Amendment to Articles of Incorporation, dated May 28, 1993                        F
     3.6        Articles of Amendment to Articles of Incorporation, dated March 14, 1999                      M
     3.7        Amended and Restated Bylaws                                                                   D
     4.1        Rights Agreement dated May 17, 1999                                                           K
    10.1        Amended and Restated 1995 Stock Option Plan                                                   G
    10.2        1995 Stock Bonus Plan                                                                         G
    10.3        Non-Employee Director Stock Option Plan                                                       H
    10.4        Employment Agreement with Robert T. Hass, dated May 19, 1992                                  E
    10.5        Registration Rights Agreement with J.S. Whang, dated January 24, 1994                         F
    10.6        Asset Purchase  Agreement,  dated July 1, 1997,  among the Registrant,
                P.R. Hoffman Machines Corporation and John R. Krieger                                         I
    10.7        1998 Employee Stock Option Plan                                                               J
    10.8        Sublease Agreement, dated July 1, 1999, between the Registrant and John R. Krieger            O
    10.9        Warrant to Purchase Common Stock, dated September 8, 2000                                     N
   10.10        Stock and Warrant Purchase Agreement, dated September 8, 2000                                 N
   10.11        Employment Agreement, dated March 15, 2001, between the Registrant and Jong S. Whang          P
      21        Subsidiaries of the Registrant                                                                L
      23        Consent of Independent Public Accountant                                                      *
      24        Powers of Attorney                                                                           See
                                                                                                           Signature
                                                                                                             Page

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

F Incorporated by reference to the Company's Form S-1 Registration Statement No. 33-77368.

G Incorporated by reference to the Company's Form S-8 Registration Statement relating to the Amended and Restated 1995 Stock Option Plan and the 1995 Stock Bonus Plan filed with the Securities and Exchange Commission on September 9, 1997.

H Incorporated by reference to the Company's Form S-8 Registration Statement relating to the Non-Employee Directors Stock Option Plan filed with the Securities and Exchange Commission on August 8, 1996.

I Incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1997.

J Incorporated by reference to the Company's Proxy Statement for shareholders meeting held on March 20, 1998.

K Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17,1999.

L Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

M Incorporated by reference to the Company's Proxy Statement for the annual shareholders meeting held on February 26, 1999.

N Incorporated by reference to the Company's Current Report on Form 8-K dated September 22, 2000.

O Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

P Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(d)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMTECH SYSTEMS, INC.


January 14, 2002                             By: /s/ Jong S. Whang
                                                 ---------------------------
                                                 Jong S. Whang, President

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONG S. WHANG and ROBERT T. HASS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

/s/ Jong S. Whang            Chairman of the Board, President   January 14, 2002
-------------------------    (Principal Executive Officer)
Jong S. Whang

/s/ Robert T. Hass           Vice President-Finance and         January 14, 2002
-------------------------    Director (Chief Financial &
Robert T. Hass               Accounting Officer)

/s/ Donald F. Johnston       Director                           January 14, 2002
-------------------------
Donald F. Johnston

/s/ Alvin Katz               Director                           January 14, 2002
-------------------------
Alvin Katz

/s/ Bruce R. Thaw            Director                           January 14, 2002
-------------------------
Bruce R. Thaw