Form 10-Q
period 2001-12-31
AMTECH SYSTEMS INC
filed 2002-02-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Shares of Common Stock outstanding as of December 31, 2001: 2,650,921

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

          Condensed Consolidated Balance Sheets -
              December 31, 2001 and September 30, 2001.........................3

          Condensed Consolidated Statements of Operations -
              Three Months Ended December 31, 2001 and 2000....................4

          Condensed Consolidated Statements of Stockholders' Equity -
              Three Months Ended December 31, 2001 and 2000....................5

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended December 31, 2001 and 2000...................6

          Notes to Condensed Consolidated Financial Statements.................7

  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
          Results of Operations...............................................12
          Liquidity and Capital Resources.....................................14

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........15
          Forward-Looking Statements..........................................15

PART II. OTHER INFORMATION.

  Item 1. Legal Proceedings ..................................................16

  Item 4. Submission of Matters to a Vote of Security Holders.................17

  Item 6. Exhibits and Reports on Form 8-K. ..................................17

SIGNATURE.....................................................................17

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,    September 30,
                                                                           2001            2001
                                                                       ------------    ------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  6,766,018    $  5,998,120
  Accounts receivable - net                                               3,900,927       3,829,867
  Inventories                                                             3,939,077       4,804,457
  Deferred income taxes                                                   1,520,000       1,525,000
  Prepaid expenses                                                          124,424          85,643
                                                                       ------------    ------------
           Total current assets                                          16,250,446      16,243,087

PROPERTY, PLANT AND EQUIPMENT - net                                       1,489,767       1,484,437

GOODWILL AND OTHER ASSETS -  net                                            822,239         843,046
                                                                       ------------    ------------
           Total assets                                                $ 18,562,452    $ 18,570,570
                                                                       ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $    712,958    $    880,006
  Accrued compensation and related taxes                                    743,385         671,075
  Accrued warranty expense                                                  439,540         304,228
  Deferred Profit                                                         1,404,769       1,777,173
  Customer deposits                                                         589,769         367,523
  Income taxes payable                                                       84,000         135,000
  Other accrued liabilities                                                 666,081         605,547
                                                                       ------------    ------------
           Total current liabilities                                      4,640,502       4,740,552
                                                                       ------------    ------------

LONG-TERM OBLIGATIONS                                                       240,989         246,184
                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                                   --              --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
    2,650,921 and 2,649,171 shares issued and outstanding
    as of December 31 and September 30, respectively                         26,510          26,492
  Additional paid-in capital                                              12,541,431      12,539,040
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation adjustment                     (440,386)       (368,242)
  Retained earnings                                                       1,553,406       1,386,544
                                                                       ------------    ------------
           Total stockholders' equity                                    13,680,961      13,583,834
                                                                       ------------    ------------
           Total liabilities and stockholders' equity                  $ 18,562,452    $ 18,570,570
                                                                       ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                                2001             2000
                                                             -----------     -----------
Net product sales                                            $ 5,456,916     $ 3,602,650
Cost of product sales                                          4,137,433       2,447,805
                                                             -----------     -----------
        Gross margin                                           1,319,483       1,154,845

Selling, general and administrative                            1,016,503       1,195,030
Research and development                                          89,931         106,622
                                                             -----------     -----------
        Operating profit (loss)                                  213,049        (146,807)

Interest income - net                                             34,813          73,662
                                                             -----------     -----------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                       247,862         (73,145)
Income tax provision (benefit)                                    81,000         (46,262)
                                                             -----------     -----------
Income (loss) before cumulative effect of change
  in accounting principle                                        166,862         (26,883)
Cumulative effect of change in accounting principle,
  net of tax benefit of $410,000                                      --        (690,211)
                                                             -----------     -----------
NET INCOME (LOSS)                                            $   166,862     $  (717,094)
                                                             ===========     ===========
EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share - basic:
  Income (loss) before cumulative effect of change
    in accounting principle                                  $       .06     $      (.01)
  Cumulative effect of change in accounting principle,
    net of tax                                                        --            (.26)
                                                             -----------     -----------
Basic earnings (loss) per share                              $       .06     $      (.27)
                                                             ===========     ===========
Weighted average shares outstanding                            2,680,891       2,604,964

Earnings (loss) per share - diluted:
  Income (loss) before cumulative effect of change
    in accounting principle                                  $       .06     $      (.01)
  Cumulative effect of change in accounting principle,
    net of tax                                                        --            (.26)
                                                             -----------     -----------
Diluted earnings (loss) per share                            $       .06     $      (.27)
                                                             ===========     ===========
Weighted average shares outstanding                            2,798,330       2,604,964

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                               Common Stock                           Accumulated     Retained
                                        ---------------------------   Additional         Other        Earnings          Total
                                          Number                        Paid-In      Comprehensive  (Accumulated     Stockholders'
                                         of Shares        Amount        Capital      Income (Loss)     Deficit)         Equity
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2000              2,571,808   $     25,718   $ 12,133,058   $   (502,356)   $    923,463    $ 12,579,883
                                                                                                                     ------------
  Net loss                                        --             --             --             --        (717,094)       (717,094)
  Translation adjustment                          --             --             --        110,273              --         110,273
                                                                                                                     ------------
     Comprehensive loss                           --             --             --             --              --        (606,821)
                                                                                                                     ------------
 Warrants and stock options exercised         49,813            498        277,516             --              --         278,014
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000               2,621,621   $     26,216   $ 12,410,574   $   (392,083)   $    206,369    $ 12,251,076
                                        ============   ============   ============   ============    ============    ============

BALANCE AT SEPTEMBER 30, 2001              2,649,171   $     26,492   $ 12,539,040   $   (368,242)   $  1,386,544    $ 13,583,834
                                                                                                                     ------------
  Net income                                      --             --             --             --         166,862         166,862
  Translation adjustment                          --             --             --        (72,144)             --         (72,144)
                                                                                                                     ------------
       Comprehensive income                                                                                                94,718
                                                                                                                     ------------
 Stock options exercised                       1,750             18          2,391             --              --           2,409
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001               2,650,921   $     26,510   $ 12,541,431   $   (440,386)   $  1,553,406    $ 13,680,961
                                        ============   ============   ============   ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                            2001           2000
                                                                        -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                     $   166,862    $  (717,094)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Cumulative effect of change in accounting principle, net of tax            --        690,211
      Depreciation and amortization                                         103,407         86,295
      Provision for write-off of inventory and receivables                   28,747         38,597
      Deferred income taxes                                                   5,000        (40,000)
   Decrease (increase) in:
      Accounts receivable                                                  (155,469)      (738,216)
      Inventories, prepaid expenses and other assets                        752,140       (729,958)
   Increase (decrease) in:
      Accounts payable                                                     (148,601)       506,137
      Accrued liabilities and customer deposits                             340,544        431,161
      Deferred Profit                                                      (175,998)       588,397
      Income taxes payable                                                  (54,186)      (121,000)
                                                                        -----------    -----------
   Net Cash Provided By (Used In) Operating Activities                      862,446         (5,470)
                                                                        -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (109,023)      (236,638)
                                                                        -----------    -----------
   Net Cash Used In Investing Activities                                   (109,023)      (236,638)
                                                                        -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises                           2,409        278,014
  Payments on mortgage loan                                                      --         (2,389)
                                                                        -----------    -----------
   Net Cash Provided By Financing Activities                                  2,409        275,625
                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      12,066         12,198
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                                              767,898         45,715
  Beginning of period                                                     5,998,120      5,784,500
                                                                        -----------    -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                                 $ 6,766,018    $ 5,830,215
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                           $     3,409    $    10,090
     Income taxes paid                                                      137,000        498,150

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2001

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

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     The consolidated results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   ADOPTION OF SAB 101 DURING FISCAL YEAR 2001

     The fiscal 2001 amounts are adjusted to reflect the Company's adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective October 1, 2000, as discussed in the Company's Form 10-K for the year ended September 30, 2001.

3.   REVENUE RECOGNITION

     During the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy retroactive to October 1, 2000, based on guidance provided in SAB 101. The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers, generally upon shipment or services have been rendered; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers and the specific equipment and process involved, the Company recognizes equipment revenue upon shipment and transfer of title, and the portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Product sales that are shipped, but do not meet this criteria are deferred and recognized upon customer acceptance.

     Equipment sold by the polishing supplies segment does not involve process guarantees or acceptance criteria, so the related revenue is recorded upon shipment. For all segments, sales of spare parts and consumables are recognized upon shipment, as there are no post shipment obligations other than standard warranties. Service revenues are recognized as services are performed. Revenue related to service contracts is recognized upon performance of the services requested by the customer.

     In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $690,211 (after reduction for income taxes of $410,000), or $0.26 per basic share on October 1, 2000 to reflect the cumulative effect of the accounting change.

     During the three months ended December 31, 2000, the Company recognized revenue of $662,362 and related gross profit of $213,052 that were included in the cumulative effect adjustment as of October 1, 2000. During the three months ended December 31, 2001, the Company recognized revenue of $499,707 and related gross profit of $88,000 that were included in the cumulative effect adjustment as of October 1, 2000.

4.   INVENTORIES

     The components of inventories are as follows:

                                            December 31,        September 30,
                                                2001                2000
                                             ----------          ----------
     Purchased parts and raw materials       $2,385,997          $2,487,470
     Work-in-process                          1,207,072           1,255,676
     Finished goods                             346,008           1,061,311
                                             ----------          ----------
          Total inventory                    $3,939,077          $4,804,457
                                             ==========          ==========

5.   EARNINGS PER SHARE

                                             Three Months Ended December 31,
                                             -------------------------------
                                                   2001          2000
                                                ----------   -----------
     Net income (loss)                          $  166,862   $  (717,094)

     Weighted average shares outstanding:
     Common shares                               2,680,891     2,604,964
     Common equivalents                            117,439            --
                                                ----------   -----------
                                                 2,798,330     2,604,964
                                                ==========   ===========

     Earnings Per Share:
       Basic                                    $      .06   $      (.27)

       Diluted                                  $      .06   $      (.27)

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates poolings of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuance of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. SFAS Nos. 141 and 142 must be adopted by the Company no later than October 1, 2002. Since amortization of goodwill is currently an estimated $.1 million per year, the discontinuance of such amortization will not have a material affect on the Company's net income or financial condition. Management does not expect to incur an impairment charge related to its recorded goodwill, approximately $.8 million as of December 31, 2001.

7.   BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments: (1) the semiconductor equipment segment which designs, manufactures and markets semiconductor wafer processing equipment used in the fabrication of integrated circuits, and (2) the polishing supplies segment, which designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments in fiscal years 2002 and 2001 is as follows:

                                                               Three Months Ended December 31,
                                                               -------------------------------
                                                                    2001           2000
                                                                 -----------    -----------
     Revenues
       Semiconductor equipment                                   $ 4,385,413    $ 1,433,607
       Polishing supplies                                          1,071,503      2,169,043
                                                                 -----------    -----------
                                                                 $ 5,456,916    $ 3,602,650
                                                                 ===========    ===========
     Operating profit (loss)
       Semiconductor equipment                                   $   316,887    $  (439,286)
       Polishing supplies                                           (103,838)       292,479
                                                                 -----------    -----------
     Total operating profit (loss)                                   213,049       (146,807)
       Interest income - net                                          34,813         73,662
                                                                 -----------    -----------
     Income (loss) before income taxes and cumulative
        effect of change in accounting principle                 $   247,862    $   (73,145)
                                                                 ===========    ===========

8.   LEGAL PROCEEDINGS

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which the Company believes was filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the Company's costs, if any, to resolve this matter will not be material to the its results of operations or financial position.

9.   CONCENTRATION OF CREDIT RISK AND USE OF ESTIMATES

     The preperation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     As of December 31, 2001, receivables from customers in the optical component industry comprised 26% of total receivables, of which three accounts comprised 25% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of September 30, 2001, receivables from customers in the optical component industry comprised 51% of total receivables, of which three accounts comprised 39% of total receivables.

     In July 2001, an optical component customer filed a petition for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, while owing the Company approximately $815,000, an example of possible problems caused by concentrations of credit risk. The amount of the sale was $1,609,000. The customer had made payments of $794,000 before filing, leaving an unpaid balance of approximately $815,000. Through increased reserves the Company has written down this receivable to an estimated net realizable value of $225,000.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001          2000
                                                      -----         -----
     Net revenue                                      100.0%        100.0%
     Cost of product sales                            (75.8)        (67.9)
                                                      -----         -----
          Gross margin                                 24.2          32.1

     Selling, general and
      administrative expenses                         (18.6)        (33.2)

     Research and development                          (1.6)         (3.0)
                                                      -----         -----
          Operating profit (loss)                       4.0%         (4.1)%
                                                      =====         =====

     NET REVENUE. The Company's net revenue for the three months ended December 31, 2001 was $5.4 million, an increase of $1.8 million, or 52%, compared to net revenue of $3.6 million for the first quarter of fiscal 2001. Revenue for the three months ended December 31, 2001 and 2000 included $.5 million and $.7 million, respectively, of revenue that was included in the cumulative effect adjustment as of October 1, 2000, arising from the Company's adoption of SAB
101. During the quarter ended December 2000, a significant portion of the systems sales were new products or otherwise had not yet been demonstrated to meet the customers' specifications, leading to the net deferral of $3.3 million of systems shipped during that quarter. Conversely, during the quarter ended December 31, 2001, the value of systems that were demonstrated to meet the customers' specifications exceeded the value of shipments by $1.1 million.

     With the change in revenue recognition pursuant to the guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101") at least some portion of systems sales in the semiconductor equipment segment is deferred generally until it has been installed, demonstrated to meet the customer's specifications and accepted by the customer. Some of the factors that can affect the length of time from shipment to full revenue recognition are customer delays in site preparation, availability of our technicians, and the time it takes for the customer to obtain local permits. Because the selling price of systems can range from a low of $150,000 for automation products to a high of $1.2 million on a fully automated diffusion furnace, these factors significantly affect the timing of revenue recognition from customer to customer and system to system, which will increase the volatility in revenue.

     Shipments in the first quarter of fiscal 2002 were $4.4 million, compared to $3.7 million in the fourth quarter of fiscal 2001 and $6.8 million in the first quarter of fiscal 2001, reflecting the continuation of the severe downturn in the semiconductor industry.

     GROSS MARGIN. The Company's gross margin increased by approximately $.1 million, or 14%, to $1.3 million for the three months ended December 31, 2001, from $1.2 million during the comparable period of the previous fiscal year. The increase in gross margin resulted from the 52% increase in revenue discussed above, which was partially offset by the effect of a lower gross margin percentage. Gross margin as a percentage of sales was 24% in the first quarter of fiscal 2002, compared to 32% in the first quarter of fiscal 2001, with the erosion resulting from competitive pricing pressure, a less favorable product mix and increased warranty costs.

     In the semiconductor segment, gross margin declined to 27% of revenues in the first quarter of fiscal 2002, compared to 36% in the prior year, also as a result of competitive pricing pressure, product mix and increased warranty costs. The gross margin of the polishing supply segment declined to 13% of sales in the first quarter of fiscal 2002, compared to 29% of sales in the first quarter of fiscal 2001, as a result of fixed costs being spread over a lower sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 2002 decreased by $.2 million, or 15%, to $1.0 million, compared to $1.2 million spent in the first quarter of fiscal 2001. The decrease in selling, general and administrative expenses is due primarily to cost reduction programs and a decline in commissions due to decreased sales through sales representatives.

     RESEARCH AND DEVELOPMENT. Research and development costs were essentially the same, $.1 million, for the three months ended December 31, 2001 and 2000.

     OPERATING PROFIT. Operating profit for the first quarter of fiscal 2002 was $.2 million, an increase of $.3 million, or 245%, compared to an operating loss of $.1 million in the same period of fiscal 2001. The increase in operating profit is primarily attributable to the 52% increase in consolidated revenue and continued cost control.

     Operating profit for the polishing supplies segment declined by $.4 million, or 134%, to a loss of $.1 million, compared to a profit of $.3 million in the first quarter of fiscal 2001, as a result of the $1.1 million decline in that segment's sales. In the semiconductor equipment segment, operating profit increased by $.8 million, or 170%, to $.3 million, compared to a loss of $.4 million in the first quarter of fiscal 2001. The increase in the first quarter operating profit of the semiconductor equipment segment is primarily due to the $3.0 million increase in net revenues. On a consolidated basis, operating profits in the first quarter of fiscal 2002 represented approximately 4% of revenue, while the operating loss in the first quarter of fiscal 2001 represented a loss of approximately 4% of revenue.

     NET INTEREST INCOME. During the first quarter of fiscal 2002, net interest income decreased by approximately $39,000 to $35,000, compared to $74,000 in the corresponding period of fiscal 2001, due to a decline in interest rates.

     As a result of the foregoing factors, income before income taxes and the cumulative effect of change in accounting principle for the first quarter of fiscal 2002 was $.2 million, an increase of 338%, compared to a loss before taxes of $.1 million in the first quarter of fiscal 2001.

     PROVISION FOR INCOME TAXES. Income tax expense of $81,000, recorded at an effective tax rate of 33%, resulted in net income for the first quarter of fiscal 2002 of approximately $167,000. During the same quarter of fiscal 2001, the Company recorded income tax benefit of approximately $46,000, reflecting a 38% effective tax rate and resulting in a net loss before cumulative effect of change in accounting principle of approximately $27,000. The lower effective tax rate in the most recent quarter is due to a decrease in the proportion of taxable income arising in jurisdictions with higher tax rates.

     NET INCOME. Net income for the first quarter of fiscal 2002 was $.2 million, or $.06 per diluted share, representing an increase of $.9 million or 124%, compared to a net loss as restated after the cumulative effect of change in accounting principle of $.7 million, or $.27 per diluted share, in the first quarter of fiscal 2001. The difference is primarily due to the cumulative effect of a change in accounting principle (SAB 101) of $.7 million recorded in the first quarter of fiscal 2001 and higher sales in the first quarter of fiscal 2002.

     BACKLOG. At December 31, 2001, the order backlog was $7.3 million, a decrease of $2.2 million, or 23%, from the $9.5 million backlog at September 30, 2001. In addition, pursuant to SAB 101, the Company has deferred $3.4 million of revenue, which net of related deferred cost represents deferred profits of $1.4 million. During the first quarter of the current fiscal year the new orders for both business segments were approximately $2.2 million, significantly lower than any quarter since the quarter ended March 31, 1999, the end of the previous industry slowdown. The Company cannot reasonably estimate the duration of the industry slowdown or the extent to which it will adversely affect the Company's future results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had $6.8 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and cash equivalents of $6.0 at September 30, 2001, an increase of approximately $.8 million. The Company continues to believe that there is sufficient liquidity for existing operations and its expansion plans.

     CASH FLOW. The $.8 million net increase in cash during the three months ended December 31, 2001 approximates the cash flow provided by the operations, which was $.9 million. The cash flow from operations is comprised primarily of $.2 million of net income and increases in cash from a $.8 million decrease in inventories and a $.3 million increase in accrued liabilities and customer deposits, which were offset by an increase in accounts receivable of $.2 million and decreases in accounts payable and deferred profit of $.1 and $.2 million, respectively. Investing activities consisted of $.1 million in purchases of property, plant and equipment.

     The large decrease in inventories occurred because a large system that was finished in the fourth quarter of fiscal 2001 shipped in the first quarter of fiscal 2002. However, inventory is at and may remain at higher than historical levels for several more quarters. The Company believes that inventory will not increase further and does not expect any significant losses to occur in the disposing of excess inventory.

     At December 31, 2001, working capital was $11.6 million, up $.1 million from $11.5 million at September 30, 2001. The Company's current ratio increased slightly to 3.5:1 at the end of the first quarter of fiscal 2002, from 3.4:1 at September 30, 2001. The Company believes that its current ratio continues to evidence the Company's a strong financial condition. At December 31, 2001, cash and cash equivalents comprised 36% of total assets and stockholders' equity accounted for 74% of total capitalization. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There are no material changes in reported market risks from September 30, 2001.

FORWARD-LOOKING STATEMENTS

     The statements contained in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes,"
"expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the semiconductor equipment industry will not experience a further slowdown during fiscal 2002, (l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries, and (o) the effects of adopting SAB No. 101 will largely be offset by increased sales. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which the Company believes was filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.


    By /s/ Robert T. Hass                               Dated: February 13, 2002
       ------------------------------------------              -----------------
       Robert T. Hass, Vice-President-Finance and
         (Chief Financial and Accounting Officer)