Form 10-K405/A
period 2001-09-30
AMTECH SYSTEMS INC
filed 2002-02-15
CIK 720500

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


The undersigned Registrant hereby amends its Form 10-K for the fiscal year ended September 30, 2001, as follows:

     Part II, Item 6 and Item 8 are hereby amended to change pro form net income for fiscal 2001 to the amount reported as income before cumulative effect of change in accounting principle, in order to reflect the retroactive application of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" to prior periods.

                                     PART II

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


                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                      ---------------------------------------------------------------------------
                                         2001 (4)         2000           1999            1998           1997
                                      ------------    ------------   ------------    ------------    ------------
OPERATING DATA:
Net revenues                          $ 22,851,920    $ 19,027,446   $ 14,766,075    $ 16,213,904    $ 11,111,142
Operating income (loss)(1)(3)            1,576,572       1,982,280        567,776        (904,334)        215,420
Income (loss) before
   cumulative effect of a
   change in accounting
   principle (1)(3)                      1,153,292       1,325,421        362,307        (589,887)        237,709
Cumulative effect of a
   change in accounting
   principle, net of tax (4)              (690,211)             --             --              --              --
Net income (loss)(1)(3)(4)            $    463,081    $  1,325,421   $    362,307    $   (589,887)   $    237,709

NET INCOME (LOSS) PER SHARE:
BASIC:
Income (loss) before
   cumulative effect of a
   change in accounting
   principle (1)(2)(3)                $        .43    $        .56   $        .17    $       (.28)   $        .10
Cumulative effect of a
   change in accounting
   principle, net of tax (4)                  (.26)            --             --              --               --
Net income (loss)(1)(2)(3)(4)         $        .17    $        .56   $        .17    $       (.28)   $        .10

FULLY DILUTED:
Income (loss) before
   cumulative effect of a
   change in accounting
   principle (1)(2)(3)                $        .41    $        .56   $        .17    $       (.28)   $        .10

Cumulative effect of a
   change in accounting
   principle, net of tax (4)                  (.25)             --             --              --              --
Net income (loss)(1)(2)(3)(4)         $        .16    $        .56   $        .17    $       (.28)   $        .10

Proforma amounts with the change
  in accounting principle applied
  retroactively (unaudited):
Total revenue                         $ 22,851,920    $ 18,908,378   $ 15,678,058              **              **
Net income                            $  1,153,292    $  1,060,619   $    480,845              **              **
Net income per share:
Basic                                 $        .43    $        .49   $        .23              **              **
Diluted                               $        .41    $        .45   $        .22              **              **

BALANCE SHEET DATA:
Cash and cash equivalents             $  5,998,120    $  5,784,500   $  1,124,685    $  1,351,542    $  1,975,040
Working capital                         11,502,535      10,933,683      5,374,231       4,993,455       5,271,320
Total assets                            18,570,570      17,483,260      8,744,558       9,325,479       9,355,092
Total current liabilities                4,740,552       4,666,787      1,747,513       2,530,723       2,108,165
Long-term obligations                      246,184         236,590        286,828         347,667         318,721
Retained earnings
  (accumulated deficit)                  1,386,544         923,463       (401,958)       (764,265)       (174,378)
Stockholders' equity                    13,583,834      12,579,883      6,710,217       6,447,089       6,928,206

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

**   Data is not available to provide pro forma information for this year.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended September 30,
                                                                        -------------------------------------------
                                                                            2001            2000           1999
                                                                        ------------    ------------   ------------
Net revenues                                                            $ 22,851,920    $ 19,027,446   $ 14,766,075
Cost of sales                                                             15,974,260      12,398,560     10,599,708
                                                                        ------------    ------------   ------------
  Gross margin                                                             6,877,660       6,628,886      4,166,367
Selling, general and administrative                                        4,918,902       4,169,631      3,330,348
Research and development                                                     382,186         476,975        268,243
                                                                        ------------    ------------   ------------
  Operating income                                                         1,576,572       1,982,280        567,776
Interest income, net                                                         246,720          93,141         34,531
                                                                        ------------    ------------   ------------
  Income before income taxes and cumulative effect of
    change in accounting principle                                         1,823,292       2,075,421        602,307
Income tax provision                                                         670,000         750,000        240,000
                                                                        ------------    ------------   ------------
  Income before cumulative effect of change in accounting principle        1,153,292       1,325,421        362,307
Cumulative effect of change in accounting principle,
  net of tax benefit of $410,000                                            (690,211)             --             --
                                                                        ------------    ------------   ------------
      NET INCOME                                                        $    463,081    $  1,325,421   $    362,307
                                                                        ============    ============   ============

EARNINGS PER SHARE:
  Basic
    Income before cumulative effect of change in accounting principle   $        .43    $        .61   $        .17
    Cumulative effect of change in accounting principle, net of tax             (.26)             --             --
                                                                        ------------    ------------   ------------
    Basic earnings per share                                            $        .17#   $        .61#  $        .17
                                                                        ============    ============   ============

  Diluted
    Income before cumulative effect of change in accounting principle   $        .41    $        .56   $        .17
    Cumulative effect of change in accounting principle, net of tax             (.25)             --             --
                                                                        ------------    ------------   ------------
    Diluted earnings per share                                          $        .16    $        .56   $        .17
                                                                        ============    ============   ============

  Number of shares used in per share calculations:
    Basic                                                                  2,661,001       2,158,562      2,109,815
    Diluted                                                                2,821,583       2,336,497      2,189,201

PRO FORMA AMOUNTS WITH THE CHANGE IN ACCOUNTING PRINCIPLE RELATED TO REVENUE
APPLIED RETROACTIVELY (UNAUDITED):

  Net revenues                                                          $ 22,851,920    $ 18,908,378   $ 15,678,058
  Net income                                                               1,153,292       1,060,619        480,845
  Earnings per share:
    Basic                                                               $        .43    $        .49   $        .23
    Diluted                                                             $        .41    $        .45   $        .22

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMTECH SYSTEMS, INC.

January 29, 2002                      By: /s/ Jong S. Whang
                                          --------------------------------------
                                          Jong S. Whang, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

/s/ Jong S. Whang            Chairman of the Board, President  February 15, 2002
-------------------------    (Principal Executive Officer)
Jong S. Whang

/s/ Robert T. Hass           Vice President-Finance            February 15, 2002
-------------------------    (Chief Financial & Accounting
Robert T. Hass               Officer)

/s/       *                  Director                          February 15, 2002
-------------------------
Donald F. Johnston

/s/       *                  Director                          February 15, 2002
-------------------------
Alvin Katz

/s/       *                  Director                          February 15, 2002
-------------------------
Bruce R. Thaw

----------

* By: /s/ Robert T. Hass
      -------------------
      Robert T. Hass