Form 10-Q
period 2002-03-31
AMTECH SYSTEMS INC
filed 2002-05-10
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Shares of Common Stock outstanding as of March 31, 2002: 2,651,621

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -
              March 31, 2002 and September 30, 2001 ........................   3

             Condensed Consolidated Statements of Operations -
              Three and Six Months Ended March 31, 2002 and 2001 ...........   4

             Condensed Consolidated Statements of Cash Flows -
              Six Months Ended March 31, 2002 and 2001 .....................   5

             Notes to Condensed Consolidated Financial Statements ..........   6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
             Results of Operations .........................................  11
             Liquidity and Capital Resources ...............................  14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ....  15
             Forward-Looking Statements ....................................  15

PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings .............................................  16

     Item 4. Submission of Matters to a Vote of Security Holders ...........  16

     Item 6. Exhibits and Reports on Form 8-K. .............................  16

SIGNATURE ..................................................................  17

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,     SEPTEMBER 30,
                                                                                 2002            2001
                                                                             ------------    ------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  6,468,274    $  5,998,120
 Accounts receivable - net                                                      3,301,664       3,829,867
 Inventories                                                                    4,343,094       4,804,457
 Deferred income taxes                                                          1,525,000       1,525,000
 Prepaid expenses                                                                 121,628          85,643
                                                                             ------------    ------------
          Total current assets                                                 15,759,660      16,243,087

PROPERTY, PLANT AND EQUIPMENT - net                                             1,486,684       1,484,437

GOODWILL AND OTHER ASSETS -  net                                                  799,317         843,046
                                                                             ------------    ------------
          TOTAL ASSETS                                                       $ 18,045,661    $ 18,570,570
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           $  1,067,888    $    880,006
  Accrued compensation and related taxes                                          567,212         671,075
  Accrued warranty expense                                                        411,964         304,228
  Deferred Profit                                                               1,045,276       1,777,173
  Customer deposits                                                               251,524         367,523
  Income taxes payable                                                            115,000         135,000
  Other accrued liabilities                                                       581,298         605,547
                                                                             ------------    ------------
          Total current liabilities                                             4,040,162       4,740,552
                                                                             ------------    ------------
LONG-TERM OBLIGATIONS                                                             239,583         246,184
                                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued and outstanding                         --              --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
     2,651,621 and 2,649,171 shares issued and outstanding
     as of March 31 and September 30, respectively                                 26,516          26,492
  Additional paid-in capital                                                   12,542,299      12,539,040
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation adjustment                           (459,616)       (368,242)
  Retained earnings                                                             1,656,717       1,386,544
                                                                             ------------    ------------
          Total stockholders' equity                                           13,765,916      13,583,834
                                                                             ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,045,661    $ 18,570,570
                                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                        Three Months Ended March 31,     Six Months Ended March 31,
                                                                        ----------------------------    ---------------------------
                                                                            2002            2001            2002           2001
                                                                        ------------    ------------    ------------   ------------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Net product sales                                                       $  5,416,412    $  6,802,822    $ 10,873,328   $ 10,405,472
Cost of product sales                                                      4,217,643       4,332,918       8,355,076      6,780,723
                                                                        ------------    ------------    ------------   ------------
         Gross margin                                                      1,198,769       2,469,904       2,518,252      3,624,749

Selling, general and administrative                                          995,792       1,297,996       2,012,295      2,493,026
Research and development                                                      59,453         140,004         149,384        246,626
                                                                        ------------    ------------    ------------   ------------
        Operating profit                                                     143,524       1,031,904         356,573        885,097

Interest income - net                                                         20,787          78,106          55,600        151,768
                                                                        ------------    ------------    ------------   ------------
Income before income taxes and cumulative
  effect of change in accounting principle                                   164,311       1,110,010         412,173      1,036,865
Income tax provision                                                          61,000         424,705         142,000        378,443
                                                                        ------------    ------------    ------------   ------------
Income before cumulative effect of change in
  accounting principle                                                       103,311         685,305         270,173        658,422
Cumulative effect of change in accounting
  principle, net of tax benefit of $410,000                                       --              --              --       (690,211)
                                                                        ------------    ------------    ------------   ------------
NET INCOME (LOSS)                                                       $    103,311    $    685,305    $    270,173   $    (31,789)
                                                                        ============    ============    ============   ============
EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share - basic:
   Income before cumulative effect of change in accounting principle    $        .04    $        .26    $        .10   $        .25
   Cumulative effect of change in accounting principle, net of tax                --              --              --           (.26)
                                                                        ------------    ------------    ------------   ------------
Basic earnings (loss) per share                                         $        .04    $        .26    $        .10   $       (.01)
                                                                        ============    ============    ============   ============
Weighted average shares outstanding                                        2,681,533       2,657,886       2,681,214      2,631,302

Earnings (loss) per share - diluted:
   Income before cumulative effect of change in accounting principle    $        .04    $        .25    $        .10   $        .24
   Cumulative effect of change in accounting principle, net of tax                --              --              --           (.26)
                                                                        ------------    ------------    ------------   ------------
Diluted earnings (loss) per share                                       $        .04    $        .25    $        .10   $       (.01)
                                                                        ============    ============    ============   ============
Weighted average shares outstanding                                        2,779,489       2,792,835       2,789,185      2,767,070

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                    2002           2001
                                                                                -----------    -----------
OPERATING ACTIVITIES:
  Net income  (loss)                                                            $   270,173    $   (31,789)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax                    --        690,211
      Depreciation and amortization                                                 215,338        186,973
      Provision for write-off of inventory and receivables                           57,343        203,236
      Deferred income taxes                                                              --       (127,000)
   Decrease (increase) in:
      Accounts receivable                                                           414,657       (299,742)
      Inventories, prepaid expenses and other assets                                314,115     (1,060,434)
   Increase (decrease) in:
      Accounts payable                                                              215,309       (632,687)
      Accrued liabilities and customer deposits                                    (298,506)     1,003,807
      Deferred Profit                                                              (547,811)       487,103
      Income taxes payable                                                          (16,198)       135,557
                                                                                -----------    -----------
   Net Cash Provided By Operating Activities                                        624,420        555,235
                                                                                -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                       (201,238)      (363,068)
                                                                                -----------    -----------
   Net Cash Used In Investing Activities                                           (201,238)      (363,068)
                                                                                -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises                                   3,283        329,598
  Payments on mortgage loan                                                              --         (4,929)
                                                                                -----------    -----------
   Net Cash Provided By Financing Activities                                          3,283        324,669
                                                                                -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              43,689        (20,924)
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                                                      470,154        495,912
  Beginning of period                                                             5,998,120      5,784,500
                                                                                -----------    -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                                         $ 6,468,274    $ 6,280,412
                                                                                ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                   $     5,278    $    14,908
     Income taxes paid                                                              158,198      1,149,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2002


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

     The consolidated results of operations for the six months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   ADOPTION OF SAB 101 DURING FISCAL YEAR 2001

     The fiscal 2001 amounts reflect the Company's adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective October 1, 2000, as discussed in the Company's Form 10-K for the year ended September 30, 2001.

3.   REVENUE RECOGNITION

     During the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy retroactive to October 1, 2000, based on guidance provided in SAB 101. The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers, generally upon shipment or when services have been rendered; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple- element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers and the specific equipment and process involved, the Company recognizes equipment revenue upon shipment and transfer of title, and the portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Product sales that are shipped but do not meet this criteria are deferred and recognized upon customer acceptance.

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

     During the three and six months ended March 31, 2002, the Company recognized revenue of $0 and $499,707, respectively, and related gross profit of $0 and $122,640, respectively, that were included in the cumulative effect adjustment as of October 1, 2000. During the three and six months ended March 31, 2001, the Company recognized revenue of $879,906 and $1,542,268, respectively, and related gross profit of $269,075 and $482,127, respectively, that were included in the cumulative effect adjustment as of October 1, 2000.

4.   INVENTORIES

     The components of inventories are as follows:

                                       March 31,       September 30,
                                         2002              2001
                                     ------------      ------------
         Purchased parts and
          raw materials              $  1,814,144      $  2,487,470
         Work-in-process                1,426,761         1,255,676
         Finished goods                 1,102,189         1,061,311
                                     ------------      ------------
         Totals                      $  4,343,094      $  4,804,457
                                     ============      ============

5.   EARNINGS (LOSS) PER SHARE

                                     Three Months Ended             Six Months Ended
                                          March 31,                     March 31,
                                   -----------------------      -----------------------
                                      2002         2001            2002         2001
                                   ----------   ----------      ----------   ----------
Net income (loss)                  $  103,311   $  685,305      $  270,173   $  (31,789)

WEIGHTED AVERAGE
SHARES OUTSTANDING:
 Common shares                      2,681,533    2,657,886       2,681,214    2,631,302
 Common equivalents                    97,956       34,949         107,971      135,768
                                   ----------   ----------      ----------   ----------

                                    2,779,489    2,792,835       2,789,185    2,767,070
                                   ==========   ==========      ==========   ==========
EARNINGS (LOSS) PER SHARE:
 Basic                             $      .04   $      .26      $      .10   $     (.01)

 Diluted                           $      .04   $      .25      $      .10   $     (.01)

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates pooling of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuation of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. The Company must adopt SFAS Nos. 141 and 142 no later than October 1, 2002. Since amortization of goodwill is currently an estimated $.1 million per year, the discontinuation of such amortization will not have a material affect on the Company's net income or financial condition. Management does not expect to incur an impairment charge related to its recorded goodwill, approximately $.8 million as of March 31, 2002.

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income for the three months ended March 31, 2002 and 2001 was $84,081 and $566,687, respectively. Comprehensive income (loss) for the six months ended March 31, 2002 and 2001 was $178,799 and ($40,134), respectively.

8.   BUSINESS SEGMENT INFORMATION

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

                                        Three Months Ended              Six Months Ended
                                             March 31,                      March 31,
                                   ----------------------------   ----------------------------
                                       2002            2001           2002            2001
                                   ------------    ------------   ------------    ------------
Revenues
 Semiconductor equipment           $  4,242,600    $  4,475,818   $  8,628,013    $  5,909,425
 Polishing supplies                   1,173,812       2,327,004      2,245,315       4,496,047
                                   ------------    ------------   ------------    ------------
                                   $  5,416,412    $  6,802,822   $ 10,873,328    $ 10,405,472
                                   ============    ============   ============    ============

Operating profit (loss)
 Semiconductor equipment           $    160,045    $    697,176   $    476,932    $    257,890
 Polishing supplies                     (16,521)        334,728       (120,359)        627,207
                                   ------------    ------------   ------------    ------------
Total operating profit                  143,524       1,031,904        356,573         885,097
Interest income - net                    20,787          78,106         55,600         151,768
                                   ------------    ------------   ------------    ------------
Income before income taxes
 and cumulative effect of
 change in accounting
 principle                         $    164,311    $  1,110,010   $    412,173    $  1,036,865
                                   ============    ============   ============    ============

9.   LEGAL PROCEEDINGS

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of eleven companies named in a legal action being brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the

     Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's results of operations or financial position.

10.  CONCENTRATION OF CREDIT RISK AND USE OF ESTIMATES

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

     As of September 30, 2001, receivables from customers in the optical component industry comprised 51% of total receivables, of which three accounts comprised 39% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of March 31, 2002, receivables from customers in the optical component industry comprised 3% of total receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                 Three Months Ended         Six Months Ended
                                      March 31,                March 31,
                                 ------------------        ------------------
                                  2002        2001          2002        2001
                                 ------      ------        ------      ------
Net revenue                        100%        100%          100%        100%
Cost of product sales              (78)        (64)          (77)        (65)
                                  ----        ----          ----        ----
 Gross margin                       22          36            23          35
Selling, general and
 administrative expenses           (18)        (19)          (19)        (24)
Research and development            (1)         (2)           (1)         (2)
                                  ----        ----          ----        ----
 Operating profit                    3%         15%            3%          9%
                                  ====        ====          ====        ====

     NET REVENUE. The Company's net revenue for the three months ended March 31, 2002 was $5.4 million, a decrease of $1.4 million, or 21%, compared to net revenue of $6.8 million for the second quarter of fiscal 2001. Revenue for the three months ended March 31, 2002 and 2001 included $0 and $.9 million, respectively, of revenue that was included in the cumulative effect adjustment as of October 1, 2000, arising from the Company's adoption of SAB 101. During the quarter ended March 31, 2001, a portion of the systems sales were new products or products that otherwise had not yet been demonstrated to meet the customers' specifications, leading to a net deferral of $.2 million of systems shipped during that quarter. Conversely, during the quarter ended March 31, 2002, the value of the systems that were demonstrated to meet the customers' specifications exceeded the value of shipments by $1.4 million.

     Net revenue for the six months ended March 31, 2002 was $10.9 million, an increase of $.5 million, or 5%, compared to net revenue of $10.4 million for the same period of fiscal 2001. Revenue for the six months ended March 31, 2002 and 2001 included $.5 million and $1.5 million, respectively, of revenue that was included in the cumulative effect adjustment as of October 1, 2000, arising from the Company's adoption of SAB 101. During the six months ended March 31, 2001, a portion of the systems sales were new products or products that otherwise had not yet been demonstrated to meet the customers' specifications, leading to a net deferral of $3.5 million of systems shipped during those six months. Conversely, during the six months ended March 31, 2002, the value of the systems that were demonstrated to meet the customers' specifications exceeded the value of shipments by $2.5 million.

     With the change in revenue recognition pursuant to the guidance provided in SAB 101, at least some portion of system sales in the semiconductor equipment segment is deferred generally until it has been installed, demonstrated to meet the customer's specifications and accepted by the customer. Some of the factors that can affect the length of time from shipment to full revenue recognition are customer delays in site preparation, availability of our technicians and the time it takes for the customer to obtain local permits. Because the selling price of systems generally range between $150,000 for automation products and $1.2 million on a fully loaded automated diffusion furnace, these factors significantly affect the timing of revenue recognition from customer to customer and system to system, which will increase the volatility in revenue.

     GROSS MARGIN. The Company's gross margin decreased by approximately $1.3 million, or 52%, to $1.2 million for the three months ended March 31, 2002, from $2.5 million during the comparable period of the previous fiscal year. The decrease in gross margin resulted from the 21% decline in revenue discussed above and a significant change in product mix. Gross margin was 22% in the second quarter of fiscal 2002, compared to 36% in the second quarter of fiscal 2001. This decrease resulted from the spreading of fixed and semi-fixed costs over the lower sales volume, competitive pricing pressure and a change in the mix of products on which revenue was recognized. Also contributing to the lower margins in absolute terms and relative to revenue, the average gross profit percentage on the deferred revenue recognized during the period is only 23% compared to the 57% average gross profit percentage on current period shipments deferred into future periods.

     Gross margin decreased by approximately $1.1 million, or 31%, to $2.5 million for the six months ended March 31, 2002, from $3.6 million for the comparable period of the previous fiscal year. This decrease resulted primarily from competitive pricing pressure and the change in product mix. Gross margin decreased to 23% of revenue for the first six months of fiscal 2002 from 35% in the first six months of fiscal 2001 primarily due to the spreading of fixed and semi-fixed costs over the lower sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 2002 decreased by $.3 million, or 23%, to $1.0 million, compared to $1.3 million for the second quarter of fiscal 2001. The decrease in selling, general and administrative expenses is due primarily to cost reduction programs and a decline in commissions due to decreased sales.

     Selling, general and administrative expenses for the six months ended March 31, 2002 decreased by $.5 million, or 20%, to $2.0 million, compared to $2.5 million for the six months ended March 31, 2001. The decrease in selling, general and administrative expenses is due primarily to cost reduction programs and a decline in commissions due to decreased sales.

     RESEARCH AND DEVELOPMENT. Research and development costs were essentially the same, $.1 million, for the three months ended March 31, 2002 and 2001.

     For the first six months of fiscal 2002, research and development costs declined by $.1 million, to $.1 million, as compared to $.2 million in the same period of fiscal 2001. The decrease is due to lower product development activity during the second quarter of fiscal 2002.

     OPERATING PROFIT. Operating profit for the second quarter of fiscal 2002 was $.1 million, a decrease of $.9 million, or 90%, compared to an operating profit of $1.0 million in the same period of fiscal 2001. The decrease in operating profit is primarily attributable to the 21% decrease in consolidated revenue, product mix and competitive pricing. On a consolidated basis, operating profit declined to 3% of revenue in the second quarter of fiscal 2002, compared to 15% of revenue in the second quarter of the prior fiscal year, primarily due to the spreading of fixed costs over lower revenue and the change in deferred profits described under gross margin above.

     Operating profit for the six months ended March 31, 2002 was $.4 million, a decrease of $.5 million, or 56%, compared to an operating profit of $.9 million in the same period of fiscal 2001. The decrease in operating profit is primarily attributable to the decline in revenue and competitive pricing pressure within the polishing supplies segment. On a consolidated basis, operating profits declined to 3% of revenue in the first six months of fiscal 2002, compared to 9% of revenue in the same period of the prior fiscal year.

     NET INTEREST INCOME. For the three and six months ended March 31, 2002, net interest income decreased compared to the corresponding quarter of fiscal 2001, due to a decline in interest rates.

     As a result of the foregoing factors, income before income taxes and the cumulative effect of change in accounting principle for the second quarter of fiscal 2002 was $.2 million, a decrease of $.9 million, or 82%, compared to $1.1 million in the second quarter of fiscal 2001.

     Income before income taxes and the cumulative effect of change in accounting principle for the six months ended March 31, 2002 was $.4 million, a decrease of $.6 million, or 60%, compared to $1.0 million for the six months ended March 31, 2001.

     PROVISION FOR INCOME TAXES. Income tax expense of $.1 million, recorded at an effective tax rate of 37%, resulted in net income for the second quarter of fiscal 2002 of $.1 million. During the same quarter of fiscal 2001, the Company recorded income tax expense of $.4 million, reflecting a 36% effective tax rate and resulting in income before cumulative effect of a change in accounting principle of $.7 million.

     Income tax expense of $.1 million, recorded at an effective tax rate of 34%, resulted in income for the first six months of fiscal 2002 of $.3 million. During the same period of fiscal 2001, the Company recorded income tax expense of $.4 million, reflecting a 36% effective tax rate and resulting in income before cumulative effect of a change in accounting principle of $.7 million.

     NET INCOME. Net income for the second quarter of fiscal 2002 was $.1 million, or $.04 per diluted share, a decrease of $.6 million, or 86%, compared to net income of $.7 million, or $.25 per diluted share, in the second quarter of fiscal 2001. The decrease in net income is due primarily to decreased revenues and gross margins caused by a general slowdown in the semiconductor industry, competitive pricing pressure and a change in the product mix.

     Net income for the six months ended March 31, 2002 was $.3 million, or $.10 per diluted share, an increase of $.3 million, or 100%, compared to a slight net loss for the same period of fiscal 2001. The difference is primarily due to the after-tax cumulative effect of a change in accounting principle (SAB 101) of $.7 million recorded in the first quarter of fiscal 2001.

     BACKLOG. At March 31, 2002, the order backlog was $3.9 million, a decrease of $3.4 million, or 47%, from the $7.3 million backlog at December 31, 2001. In addition to the backlog and pursuant to SAB 101, the Company has deferred $1.8 million of revenue, which net of deferred costs represents deferred profit of $1.0 million as of March 31, 2002. As a result, the Company had a total of $5.7 million of projected future revenue under contract as of that date. During the second and first quarter of fiscal 2002, consolidated new orders were significantly lower than any quarter during the previous industry slowdown. However, as of April 30, 2002, the backlog had increased by 43% to $5.5 million, which suggests that the industry may be experiencing a gradual recovery. The Company cannot reasonably estimate the future of the industry slowdown or the extent to which it will adversely affect the Company's future results of operations.

     Due to the possibility of customer changes in delivery schedules, order cancellations, potential delays in product shipments, delays in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and changes in product mix, our backlog as of any point in time may not be representative of actual sales and profitability in any future period. A reduction in backlog during any particular fiscal period could have a material adverse affect on our business prospects, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had $6.5 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $6.0 million at September 30, 2001, an increase of approximately $.5 million. The Company continues to believe that there is sufficient available liquidity for existing operations and its expansion plans.

     CASH FLOW. The $.5 million net increase in cash during the six months ended March 31, 2002 approximates the cash flow provided by operations. The $.6 million cash flow provided by operations is comprised primarily of $.3 million of net income adjusted for depreciation and amortization ($.2 million), a decrease in accounts receivable and inventories, prepaid expenses and other assets ($.4 million and $.3 million, respectively) and an increase in accounts payable ($.2 million.) These items were partially offset by a decrease in both accrued liabilities and customer deposits and in deferred profit ($.3 million and $.5 million, respectively.) Investing activities consisted of $.2 million in purchases of property, plant and equipment.

     At March 31, 2002, working capital was $11.7 million, an increase of $.2 million from $11.5 million of working capital at September 30, 2001. The Company's current ratio increased slightly to 3.9:1 at the end of the second quarter of fiscal 2002 from 3.4:1 at the beginning of the 2002 fiscal year. The Company believes that its current ratio continues to evidence its strong financial condition. At the end of the second quarter of fiscal 2002, cash and cash equivalents comprised 36% of total assets. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There are no material changes in reported market risk from September 30, 2001.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes,"
"expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the Company will not lose a significant customer or customers, (b) the Company will not experience significant reductions in demand or rescheduling or cancellation of customer purchase orders, (c) the Company's products will remain accepted within their respective markets and will not be significantly further replaced by newer technology equipment, (d) competitive conditions within the Company's markets will not materially deteriorate, (e) the Company's efforts to improve its products and maintain its competitiveness in the markets in which it competes will continue to progress and that the savings associated with these expenditures and/or the increased product demand resulting therefrom justifies such development costs, (f) the Company will be able to retain, and when needed, add key technical and management personnel, (g) business or product acquisitions, if any, will be successfully integrated and the results of operations therefrom will support the acquisition price, (h) the Company's forecasts will accurately anticipate market demand, (i) there will be no material adverse changes in the Company's existing operations, (j) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business or product acquisitions, if any,
(k) the semiconductor equipment industry will recover from the current slowdown,
(l) the condition in the Asian markets will continue to improve, (m) the Company will be able to continue to control costs, (n) demand for the Company's products will not be adversely and significantly influenced by trends within the semiconductor industries, including consolidation of semiconductor manufacturing operations through mergers and the subcontracting out of the production of semiconductors to foundries, and (o) the effects of adopting SAB No. 101 will largely be offset by increased sales. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 29, 2002, the Company held its annual meeting of shareholders at which 2,309,443, or 87%, of the 2,650,921 shares outstanding were represented at the meeting, either by proxy or those persons in attendance at the meeting. The following persons were elected to the board of directors with shares voted as follows:

     ELECTION OF DIRECTORS                     FOR           WITHHELD
     ---------------------                  ---------        --------
     Jong S. Whang                          2,272,172         37,271
     Robert T. Hass                         2,272,191         37,271
     Donald F. Johnston                     2,272,172         27,271
     Alvin Katz                             2,243,922         65,521
     Bruce R. Thaw                          2,272,172         37,271

     At the annual meeting, the shareholders also approved an amendment to the Amtech Systems, Inc. 1998 Stock Option Plan to increase the number of shares available for issuance thereunder by 200,000, from 300,000 to 500,000. Of the shares voted on this proposal, 524,507, or 72%, voted for, 202,402, or 28%, voted against and 16,177 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports on Forms 8-K during the fiscal quarter ended March 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.


     By /s/ Robert T. Hass                                Dated:
        ------------------------------------------               ---------------
        Robert T. Hass, Vice-President-Finance and
        (Chief Financial and Accounting Officer)