Form 10-Q
period 2002-06-30
AMTECH SYSTEMS INC
filed 2002-08-08
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Shares of Common Stock outstanding as of June 30, 2002: 2,683,571

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets -
                   June 30, 2002 and September 30, 2001 ...................    3

                 Condensed Consolidated Statements of Operations -
                   Three and Nine Months Ended June 30, 2002 and 2001 .....    4

                 Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended June 30, 2002 and 2001 ...............    5

                 Notes to Condensed Consolidated Financial Statements .....    6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Critical Accounting Policies .............................   10

                 Results of Operations ....................................   12

                 Liquidity and Capital Resources ..........................   15

                 Recent Accounting Pronouncements .........................   16

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk ............................................   17

                 Forward-Looking Statements ...............................   17

PART II. OTHER INFORMATION.

         Item 1. Legal Proceedings ........................................   18

         Item 4. Submission of Matters to a Vote of Security Holders ......   18

         Item 6. Exhibits and Reports on Form 8-K .........................   18

SIGNATURE .................................................................   19

EXHIBIT 99.1 - Certification Pursuant to 18 U.S.C. Section 1350,
               as Adopted Pursuant to Section 906 of the
               Sarbanes - Oxley Act of 2002 ...............................   20

EXHIBIT 99.2 - Certification Pursuant to 18 U.S.C. Section 1350,
               as Adopted Pursuant to Section 906 of the
               Sarbanes - Oxley Act of 2002 ...............................   21

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,      SEPTEMBER 30,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $  6,576,294    $  5,998,120
 Accounts receivable - net                                           3,463,214       3,829,867
 Inventories                                                         4,312,170       4,804,457
 Deferred income taxes                                               1,525,000       1,525,000
 Prepaid expenses                                                       26,013          85,643
                                                                  ------------    ------------
          Total current assets                                      15,902,691      16,243,087

PROPERTY, PLANT AND EQUIPMENT - net                                  1,546,172       1,484,437

GOODWILL AND OTHER ASSETS -  net                                       792,971         843,046
                                                                  ------------    ------------
          TOTAL ASSETS                                            $ 18,241,834    $ 18,570,570
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    901,809    $    880,006
  Accrued compensation and related taxes                               600,496         671,075
  Accrued warranty expense                                             425,947         304,228
  Deferred profit                                                      952,157       1,777,173
  Customer deposits                                                    143,986         367,523
  Income taxes payable                                                 241,000         135,000
  Other accrued liabilities                                            191,805         605,547
                                                                  ------------    ------------
          Total current liabilities                                  3,457,200       4,740,552
                                                                  ------------    ------------

LONG-TERM OBLIGATIONS                                                  259,970         246,184
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued and outstanding              --              --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
     2,683,571 and 2,649,171 shares issued and outstanding
     as of June 30 and September 30, respectively                       26,836          26,492
  Additional paid-in capital                                        12,853,515      12,539,040
  Accumulated other comprehensive loss -
    Cumulative foreign currency translation adjustment                (146,845)       (368,242)
  Retained earnings                                                  1,791,158       1,386,544
                                                                  ------------    ------------
          Total stockholders' equity                                14,524,664      13,583,834
                                                                  ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 18,241,834    $ 18,570,570
                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three and Nine Months Ended June 30, 2002 and 2001

                                                                       Three Months Ended June 30,   Nine Months Ended June 30,
                                                                       ---------------------------   ---------------------------
                                                                           2002           2001           2002           2001
                                                                       ------------   ------------   ------------   ------------
                                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net product sales                                                      $  4,446,385   $  8,022,911   $ 15,319,713   $ 18,428,383
Cost of product sales                                                     3,179,271      5,901,276     11,534,347     12,681,999
                                                                       ------------   ------------   ------------   ------------
    Gross margin                                                          1,267,114      2,121,635      3,785,366      5,746,384

Selling, general and administrative                                       1,002,094      1,333,960      3,014,389      3,826,986
Research and development                                                     84,714         55,727        234,098        302,353
                                                                       ------------   ------------   ------------   ------------
    Operating profit                                                        180,306        731,948        536,879      1,617,045

Interest income - net                                                        24,135         53,998         79,735        205,766
                                                                       ------------   ------------   ------------   ------------
Income before income taxes and cumulative
  effect of change in accounting principle                                  204,441        785,946        616,614      1,822,811
Income tax provision                                                         70,000        307,181        212,000        685,624
                                                                       ------------   ------------   ------------   ------------
Income before cumulative effect of change in
  accounting principle                                                      134,441        478,765        404,614      1,137,187
Cumulative effect of change in accounting
  principle, net of tax benefit of $410,000                                      --             --             --       (690,211)
                                                                       ------------   ------------   ------------   ------------

NET INCOME                                                             $    134,441   $    478,765   $    404,614   $    446,976
                                                                       ============   ============   ============   ============
EARNINGS PER SHARE:

Earnings per share - basic:
  Income before cumulative effect of change in accounting principle    $        .05   $        .18   $        .15   $        .43
  Cumulative effect of change in accounting principle, net of tax                --             --             --           (.26)
                                                                       ------------   ------------   ------------   ------------
Basic earnings per share                                               $        .05   $        .18   $        .15   $        .17
                                                                       ============   ============   ============   ============
Weighted average shares outstanding                                       2,682,491      2,670,822      2,681,639      2,644,475

Earnings per share - diluted:
  Income before cumulative effect of change in accounting principle    $        .05   $        .17   $        .15   $        .41
  Cumulative effect of change in accounting principle, net of tax                --             --             --           (.25)
                                                                       ------------   ------------   ------------   ------------
Diluted earnings per share                                             $        .05   $        .17   $        .15   $        .16
                                                                       ============   ============   ============   ============
Weighted average diluted shares outstanding                               2,770,678      2,862,667      2,781,715      2,803,068

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                            2002           2001
                                                                        -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                            $   404,614    $   446,976
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax            --        690,211
      Depreciation and amortization                                         324,907        277,474
      Provision for write-off of inventory and receivables                   86,048        492,208
      Deferred income tax (benefit)                                              --       (257,000)
   Decrease (increase) in:
      Accounts receivable                                                   548,675     (1,527,559)
      Inventories, prepaid expenses and other assets                        668,039       (880,339)
   Increase (decrease) in:
      Accounts payable                                                      (24,369)      (678,151)
      Accrued liabilities and customer deposits                            (535,612)       410,178
      Deferred profit                                                      (705,158)       911,029
      Income taxes payable                                                   53,816        (17,207)
                                                                        -----------    -----------
   Net cash provided by (used in) operating activities                      820,960       (132,180)
                                                                        -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (257,378)      (429,872)
                                                                        -----------    -----------
   Net cash used in investing activities                                   (257,378)      (429,872)
                                                                        -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises                           4,991        411,444
  Payments on mortgage loan                                                      --       (143,540)
                                                                        -----------    -----------
   Net cash provided by financing activities                                  4,991        267,904
                                                                        -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       9,601            577
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS:
  Net increase                                                              578,174       (293,571)
  Beginning of period                                                     5,998,120      5,784,500
                                                                        -----------    -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                                 $ 6,576,294    $ 5,490,929
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                           $     6,946    $    22,194
     Income taxes                                                           146,100      1,164,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND NINE MONTHS ENDED JUNE 30, 2002


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

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made.

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

     The consolidated results of operations for the nine months ended June 30, 2002, are not necessarily indicative of the results expected for the full year.

2.   ADOPTION OF SAB 101 DURING FISCAL YEAR 2001

     The fiscal 2001 amounts reflect the Company's adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective October 1, 2000, as discussed in the Company's Form 10-K for the fiscal year ended September 30, 2001.

3.   REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers, equipment and processes, the Company recognizes equipment revenue upon shipment and transfer of title, and the portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Revenues for products that are shipped but do not meet this criteria are deferred and recognized when the equipment and processes are proven, generally upon customer acceptance or upon obtaining customer acceptance on at least two similar systems.

     Equipment sold by the polishing supplies segment does not include process guarantees or acceptance criteria, so the related revenue is recorded upon shipment. For all segments, sales of spare parts and consumables are recognized upon shipment, as there are no post shipment obligations other than standard warranties. Service revenues are recognized upon performance of the services requested by the customer. Revenue related to service contracts is recognized as the services requested by the customer are performed.

     In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $690,211 (after reduction for income tax benefits of $410,000), or $0.26 basic earnings per share, on October 1, 2000 to reflect the cumulative effect of the accounting change.

     During the three and nine months ended June 30, 2002, the Company recognized revenue of $-- and $499,707, respectively, and related gross profit of $-- and $122,640, respectively, that were included in the cumulative effect adjustment as of October 1, 2000. During the three and nine months ended June 30, 2001, the Company recognized revenue of $1,114,478 and $2,656,746, respectively, and related gross profit of $314,439 and $796,566, respectively, that were included in the cumulative effect adjustment as of October 1, 2000.

4.   INVENTORIES

     The components of inventories are as follows:

                                               June 30,         September 30,
                                                 2002               2001
                                              ----------         ----------
     Purchased parts and
       raw materials                          $2,521,030         $2,487,470
     Work-in-process                             759,087          1,255,676
     Finished goods                            1,032,053          1,061,311
                                              ----------         ----------
     Totals                                   $4,312,170         $4,804,457
                                              ==========         ==========

5.   EARNINGS PER SHARE

                                                Three Months Ended             Nine Months Ended
                                                      June 30,                     June 30,
                                             -------------------------     -------------------------
                                                2002           2001           2002           2001
                                             ----------     ----------     ----------     ----------
     Net income                              $  134,441     $  478,765     $  404,614     $  446,976

     Weighted average shares outstanding
      Common shares                           2,682,491      2,670,822      2,681,639      2,644,475
      Common equivalents                         88,187        191,845        100,076        158,593
                                             ----------     ----------     ----------     ----------
                                              2,770,678      2,862,667      2,781,715      2,803,068
                                             ==========     ==========     ==========     ==========
     Earnings Per Share:
       Basic                                 $      .05     $      .18     $      .15     $      .17
       Diluted                               $      .05     $      .17     $      .15     $      .16

6.   COMPREHENSIVE INCOME

     Comprehensive income for each of the three month periods ended June 30, 2002 and 2001 was $.4 million. Comprehensive income for the nine months ended June 30, 2002 and 2001 was $.6 million and $.3 million, respectively.

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

                                          Three Months Ended                Nine Months Ended
                                               June 30,                          June 30,
                                    -----------------------------     ------------------------------
                                        2002             2001             2002              2001
                                    ------------     ------------     ------------      ------------
     Revenues
       Semiconductor equipment      $  2,922,386     $  6,216,622     $ 11,550,399      $ 12,126,047
       Polishing supplies              1,523,999        1,806,289        3,769,314         6,302,336
                                    ------------     ------------     ------------      ------------
                                    $  4,446,385     $  8,022,911     $ 15,319,713      $ 18,428,383
                                    ============     ============     ============      ============
     Operating profit (loss)
       Semiconductor equipment      $    156,586     $    605,354     $    633,518      $    863,244
       Polishing supplies                 23,720          126,594          (96,639)          753,801
                                    ------------     ------------     ------------      ------------
     Total operating profit              180,306          731,948          536,879         1,617,045
     Interest income - net                24,135           53,998           79,735           205,766
                                    ------------     ------------     ------------      ------------
     Income before income taxes
       and cumulative effect of
       change in accounting
       principle                    $    204,441     $    785,946     $    616,614      $  1,822,811
                                    ============     ============     ============      ============

8.   LEGAL PROCEEDINGS

     On or about August 31, 2000, a "P.R.  Hoffman Machine  Products" was one of
     eleven companies named in a legal action brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's asset acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's business, results of operations or financial position.

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

     As of September 30, 2001, receivables from customers in the optical component industry comprised 51% of the Company's total receivables, of which three accounts comprised 39% of total receivables, representing a concentration of credit risk as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." As of June 30, 2002, receivables from customers in the optical component industry comprised 7% of total receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple- element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers, equipment and processes, the Company recognizes equipment revenue upon shipment and transfer of title, and the holdback portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Revenues for products that are shipped but do not meet this criteria are deferred and recognized when the equipment and processes are proven, generally upon customer acceptance or upon obtaining customer acceptance on at least two similar systems. Collection of the holdback portion of a system sale is often based on system acceptance or final installation. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers pending system acceptance or final installation. If some of our customers were to refuse to pay the remaining holdback, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting future operating results.

     Equipment sold by the polishing supplies segment does not include process guarantees or acceptance criteria, so the related revenue is recorded upon shipment. For all segments, sales of spare parts and consumables are recognized upon shipment, as there are no post shipment obligations other than standard warranties. Service revenues are recognized upon performance of the services requested by the customer. Revenue related to service contracts is recognized as the services requested by the customer are performed.

     INVENTORY VALUATION

     We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory. The provision is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. During 2001 and 2002, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. The Company's ratio of inventories to operating levels is above, and is expected to remain above, the historic norms due to order cancellations and the deferral of orders by customers. There can be no assurance that future developments will not necessitate further write-downs.

     VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

     WARRANTY

     The Company provides a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. A provision for the estimated cost of warranty is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and management believes that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2002, we cannot guarantee that we will continue to experience the same warranty costs we have in the past. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes were to occur in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairments to long-lived assets during fiscal 2001 or the first nine months of fiscal 2002. Future adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the market place, poor operating results, inability to protect intellectual property or changing technologies and product obsolescence.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                  Three Months Ended     Nine Months Ended
                                       June 30,              June 30,
                                  ------------------     -----------------
                                    2002       2001       2002       2001
                                    ----       ----       ----       ----
     Net revenue                     100%       100%       100%       100%
     Cost of product sales           (72)       (74)       (75)       (69)
                                    ----       ----       ----       ----
       Gross margin                   28         26         25         31
     Selling, general and
       administrative expenses       (23)       (17)       (20)       (21)
     Research and development         (2)        (1)        (2)        (2)
                                    ----       ----       ----       ----
       Operating profit                4%         9%         4%         9%
                                    ====       ====       ====       ====

     NET REVENUE. The Company's net revenue for the three months ended June 30, 2002 was $4.4 million, a decrease of $3.6 million, or 45%, compared to net revenue of $8.0 million for the third quarter of fiscal 2001. Revenue for the three months ended June 30, 2002 and 2001 included $-- and $1.1 million, respectively, of revenue that was included in the cumulative effect adjustment as of October 1, 2000, arising from the Company's adoption of SAB 101.
Approximately 52% of the decline in revenue was due to the lower level of shipments, while nearly 48% was due to the significantly higher amount of previously deferred revenue recognized in the third quarter of fiscal 2001. During the third quarter of fiscal 2002, both segments of the Company showed significant declines in shipments and revenue recognized, compared to the third quarter of fiscal 2001, due to the severe industry slowdown. The revenue for the third quarter of fiscal 2002 was also 18% lower than the second quarter of fiscal 2002, due to declines in the semiconductor segment. However, the revenue for the polishing equipment and supplies segment, which tends to be a leading indicator for the Company, were 30% higher in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002.

     Net revenue for the nine months ended June 30, 2002 was $15.3 million, a decrease of $3.1 million, or 17%, compared to net revenue of $18.4 million for the same period of fiscal 2001. Revenue for the nine months ended June 30, 2002 and 2001 included $.5 million and $2.7 million, respectively, of revenue that was included in the cumulative effect adjustment as of October 1, 2000, arising from the Company's adoption of SAB 101. The year to date decline in revenue is due to a 37% decline in shipments caused by the severe decline in the semiconductor industry served by the Company's products. During the nine months ended June 30, 2001, a portion of the systems sales were new products or products that otherwise had not yet been demonstrated to meet the customers' specifications, leading to a net deferral of $1.5 million of revenue during those nine months. During the nine months ended June 30, 2002, the value of the systems shipped but deferred in prior periods that were recognized as revenue exceeded the deferral of shipments to future periods, increasing revenue by $2.8 million.

     Pursuant to the guidance provided in SAB 101, at least some portion of each system sale in the semiconductor equipment segment is deferred. Some of the factors that can affect the length of time from shipment to full revenue recognition are customer delays in site preparation, the time it takes for the customer to obtain local permits and availability of our technicians. Because the selling price of systems generally range between $150,000 for mid to high-end automation products and $1.2 million for a fully automated diffusion furnace, these factors significantly affect the timing of revenue recognition from customer to customer and system to system, which increases the volatility in revenue.

     GROSS MARGIN. The Company's gross margin decreased by approximately $.8 million, or 38%, to $1.3 million for the three months ended June 30, 2002, from $2.1 million during the comparable period of the previous fiscal year. The decrease in gross margin resulted from the 45% decline in revenue discussed above and a change in product mix. Gross margin was 28% in the third quarter of fiscal 2002, compared to 26% in the third quarter of fiscal 2001, with the improvement primarily related to the timing of recognition of the 10-20% of system revenue that is contingent upon installation and acceptance.

     Gross margin decreased by approximately $1.9 million, or 33%, to $3.8 million for the nine months ended June 30, 2002, from $5.7 million for the comparable period of the previous fiscal year. Approximately 50% of the decline in gross margin relates to the 17% decline in revenue, with the competitive pricing pressures and product mix comprising the rest of the decline. Gross margin decreased to 25% of revenue for the first nine months of fiscal 2002 from 31% in the first nine months of fiscal 2001 due to the spreading of fixed and semi-fixed costs over the lower sales volume, competitive pricing pressure and product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 2002 decreased by $.3 million, or 23%, to $1.0 million, compared to $1.3 million for the third quarter of fiscal 2001. The decrease in selling, general and administrative expenses is due primarily to the higher than usual bad debt expense in the third quarter of fiscal 2001 related to sales into the optical component market.

     Selling, general and administrative expenses for the nine months ended June 30, 2002 decreased by $.8 million, or 21%, to $3.0 million, compared to $3.8 million for the nine months ended June 30, 2001. The decrease in selling, general and administrative expenses is due primarily to a decline in commissions related to the decrease in revenue and a higher percentage of direct sales that bear lower commissions and to the higher than usual bad debt expense in fiscal 2001. Cost reduction programs also contributed to the lower expense level in fiscal 2002.

     RESEARCH AND DEVELOPMENT. Research and development costs were essentially the same, $.1 million for the three months ended June 30, 2002 and 2001. For the first nine months of fiscal 2002, research and development costs declined by $.1 million, to $.2 million, as compared to $.3 million in the same period of fiscal 2001, due to lower product development activity during fiscal 2002.

     OPERATING PROFIT. Operating profit for the third quarter of fiscal 2002 was $.2 million, a decrease of $.5 million, or 71%, compared to an operating profit of $.7 million in the same quarter of fiscal 2001. The decrease in operating profit is primarily attributable to the 45% decrease in consolidated revenue. Operating profit declined to 4% of revenue in the third quarter of fiscal 2002, compared to 9% of revenue in the third quarter of the prior fiscal year, primarily due to the spreading of fixed selling, general and administrative costs over lower revenue.

     Operating profit for the nine months ended June 30, 2002 was $.5 million, a decrease of $1.1 million, or 69%, compared to an operating profit of $1.6 million in the same period of fiscal 2001. The decrease in operating profit is primarily attributable to the decline in revenue and the related gross margin, which was only partially offset by lower selling, general and administrative expenses. Operating profits declined to 4% of revenue in the first nine months of fiscal 2002, compared to 9% of revenue in the same period of the prior fiscal year, primarily due to the spreading of fixed and semi-fixed manufacturing costs over lower revenue.

     NET INTEREST INCOME. For the three and nine months ended June 30, 2002, net interest income decreased compared to the corresponding quarter of fiscal 2001 due to a decline in interest rates.

     As a result of the foregoing factors, income before income taxes and the cumulative effect of change in accounting principle for the third quarter of fiscal 2002 was $.2 million, a decrease of $.6 million, or 75%, compared to $.8 million in the third quarter of fiscal 2001.

     Income before income taxes and the cumulative effect of change in accounting principle for the nine months ended June 30, 2002 was $.6 million, a decrease of $1.2 million, or 67%, compared to $1.8 million for the nine months ended June 30, 2001.

     PROVISION FOR INCOME TAXES. Income tax expense of $.1 million, recorded at an effective tax rate of 34%, resulted in net income for the third quarter of fiscal 2002 of $.1 million. During the same quarter of fiscal 2001, the Company recorded income tax expense of $.3 million, reflecting a 39% effective tax rate and resulting in income before cumulative effect of a change in accounting principle of $.5 million. The decline in the effective tax rate is primarily due to the fact that most of the fiscal 2002 earnings have been and are expected to be derived from The Netherlands operation, which has a comparable federal tax rate, but has no state income taxes. In fiscal 2001, a significant portion of the net earnings was derived from operations in Pennsylvania and Arizona where state income taxes apply.

     Income tax expense of $.2 million, recorded at an effective tax rate of 34%, resulted in income for the first nine months of fiscal 2002 of $.4 million. During the same period of fiscal 2001, the Company recorded income tax expense of $.7 million, reflecting a 38% effective tax rate and resulting in income before cumulative effect of a change in accounting principle of $1.1 million. See the previous paragraph for a discussion of the change in effective tax rates.

     NET INCOME. Net income for the third quarter of fiscal 2002 was $.1 million, or $.05 per diluted share, a decrease of $.4 million, or 80%, compared to net income of $.5 million, or $.17 per diluted share, in the third quarter of fiscal 2001. The decrease in net income is due primarily to decreased revenues caused by a severe slowdown in the semiconductor equipment industry, competitive pricing pressure and a change in the product mix.

     Net income for the nine months ended June 30, 2002 was $.4 million, or $.15 per diluted share, essentially unchanged from $.4 million, or $.16 per diluted share, for the same period of fiscal 2001. Revenues and gross margins were higher in fiscal 2001, but were partially offset by the charge for the after-tax cumulative effect of a change in accounting principle (SAB 101) of $.7 million recorded in the first quarter of fiscal 2001.

     BACKLOG. At June 30, 2002, the order backlog was $5.8 million, an increase of $1.9 million, or 49%, from the $3.9 million backlog at March 31, 2002. In addition to the backlog and pursuant to SAB 101, as of June 30 and March 31, 2002, the Company had deferred $1.6 million and $1.8 million, respectively, of revenue, which net of deferred costs represented deferred profit of $1.0 million for each of the respective periods. As a result, the Company had a total of $7.4 million of projected future revenue under contract as of June 30, 2002. Due to the possibility of customer changes in delivery schedules, order cancellations, potential delays in product shipments, delays in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and changes in product mix, the backlog as of any point in time may not be representative of actual sales and profitability in any future period. A reduction in backlog during any particular fiscal period could have a material adverse affect on our business prospects, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had $6.6 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $6.0 million at September 30, 2001, an increase of approximately $.6 million. The Company continues to believe that there is sufficient available liquidity for existing operations and its expansion plans.

     CASH FLOW. The $.6 million net increase in cash during the nine months ended June 30, 2002 approximates the $.8 million cash flow provided by operations offset by $.3 million in capital investments. The $.8 million cash flow provided by operations was derived from $.4 million of net income, the addition of $.3 million of depreciation and amortization which do not require the use of cash, and declines in accounts receivable ($.5 million) and inventories, prepaid expenses and other assets ($.7 million). These items were partially offset by a decrease in both accrued liabilities and customer deposits and in deferred profit ($.5 million and $.7 million, respectively). Investing activities consisted of $.3 million in purchases of property, plant and equipment.

     At June 30, 2002, working capital was $12.4 million, an increase of $.9 million from $11.5 million of working capital at September 30, 2001. The Company's current ratio increased slightly to 4.6:1 at the end of the third quarter of fiscal 2002 from 3.4:1 at the beginning of the 2002 fiscal year. The Company believes that its current ratio continues to evidence its strong financial condition. At the end of the third quarter of fiscal 2002, cash and cash equivalents comprised 36% of total assets and stockholders' equity accounted for 80% of total capitalization. The Company believes that it continues to possess the financial strength necessary to achieve continued growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates pooling of interest as a method for accounting for business combinations. SFAS No. 142 requires the discontinuation of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. The Company must adopt SFAS Nos. 141 and 142 no later than October 1, 2002. Since amortization of goodwill is currently an estimated $.1 million per year, the discontinuation of such amortization will not have a material affect on the Company's net income or financial condition. Management does not expect to incur an impairment charge related to its recorded goodwill, approximately $.7 million as of June 30, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The Company did not participate in any derivative (hedging or speculative) activities in fiscal 2001 or 2002. There are no material changes in reported market risk from September 30, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about August 31, 2000, a "P.R. Hoffman Machine Products" was one of 11 companies named in a legal action brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products Corporation in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company's acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of P.R. Hoffman's representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company's intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company's business, results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

          Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

     By /s/ Robert T. Hass                                 Dated: August 8, 2002
        ----------------------------                              --------------
        Robert T. Hass, Vice-President-Finance and
        (Chief Financial and Accounting Officer)