Form 10-K/A
period 2002-09-30
AMTECH SYSTEMS INC
filed 2003-02-11
CIK 720500

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

The undersigned Registrant hereby amends its Form 10-K for the fiscal year ended September 30, 2002, as follows:

     Part IV, ITEM 13 (EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K) is hereby amended by filing Exhibit Nos. 99.1 and 99.2, which were inadvertently omitted from the Registrant's initial filing of its Form 10-K for the fiscal year ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMTECH SYSTEMS, INC.

February 11, 2003                       By: /s/ Jong S. Whang
                                            ------------------------------------
                                            Jong S. Whang, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                           TITLE                   DATE
         ---------                           -----                   ----

/s/  Jong S. Whang                Chairman of the Board,       February 11, 2003
-------------------------------   President (Chief Executive
Jong S. Whang                     Officer)

/s/  Robert T. Hass               Vice President-Finance       February 11, 2003
-------------------------------   (Chief Financial &
Robert T. Hass                    Accounting Officer)

/s/          *                    Director                     February 11, 2003
-------------------------------
Alvin Katz

/s/          *                    Director                     February 11, 2003
-------------------------------
Bruce R. Thaw

* By: /s/ Jong S. Whang                                        February 11, 2003
-------------------------------
Jong S. Whang, Attorney-in-Fact

                                  EXHIBIT INDEX

                                                                                                        METHOD OF
EXHIBIT NO.    DESCRIPTION                                                                               FILING
-----------    -----------                                                                               ------
    3.1        Articles of Incorporation                                                                   A
    3.2        Articles of Amendment to Articles of Incorporation, dated April 27, 1983                    A
    3.3        Articles of Amendment to Articles of Incorporation, dated May 19, 1987                      B
    3.4        Articles of Amendment to Articles of Incorporation, dated May 2, 1988                       C
    3.5        Articles of Amendment to Articles of Incorporation, dated May 28, 1993                      F
    3.6        Articles of Amendment to Articles of Incorporation, dated March 14, 1999                    O
    3.7        Amended and Restated Bylaws                                                                 D
    4.1        Rights Agreement dated May 17, 1999                                                         M
   10.1        Amended and Restated 1995 Stock Option Plan                                                 H
   10.2        Non-Employee Director Stock Option Plan                                                     I
   10.3        Employment Agreement with Robert T. Hass, dated May 19, 1992                                E
   10.4        Registration Rights Agreement with J.S. Whang, dated January 24, 1994                       F
   10.5        Asset Purchase Agreement, dated July 1, 1997, among the Registrant, P.R. Hoffman
               Machines Corporation and John R. Krieger                                                    J
   10.6        1998 Employee Stock Option Plan                                                             L
   10.7        Sublease Agreement, dated July 1, 1999, between the Registrant and John R. Krieger          Q
   10.8        Warrant to Purchase Common Stock, dated September 8, 2000                                   P
   10.9        Stock and Warrant Purchase Agreement, dated September 8, 2000                               P
   10.10       Employment Agreement, dated March 15, 2001, between the Registrant and Jong S. Whang        R
    21         Subsidiaries of the Registrant                                                              N
    23         Consent of Independent Auditor                                                              *
    24         Powers of Attorney                                                                          **
   99.1        Certification of Principal Executive Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                                  *
   99.2        Certification of Principal Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                                  *

----------
*    Filed herewith.
**   Previously filed.

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