Form 10-Q
period 2002-12-31
AMTECH SYSTEMS INC
filed 2003-02-14
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Shares of Common Stock outstanding as of January 31, 2002: 2,689,571

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION.

  Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
             December 31, 2002 and September 30, 2002.......................   3

           Condensed Consolidated Statements of Operations -
             Three Months Ended December 31, 2002 and 2001..................   4

           Condensed Consolidated Statements of Cash Flows -
             Three Months Ended December 31, 2002 and 2001..................   5

           Notes to Condensed Consolidated Financial Statements.............   6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

           Caution Regarding Forward-Looking Statements.....................  11

           Documents to Review In Connection with Management's
             Analysis of Financial Condition and Results of Operations......  11

           Results of Operations............................................  11

           Liquidity and Capital Resources..................................  15

           Critical Accounting Policies.....................................  16

           New Accounting Pronouncements ...................................  19

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........  20

  Item 4. Controls and Procedures...........................................  20

PART II. OTHER INFORMATION.

  Item 1.  Legal Proceedings ...............................................  21

  Item 4.  Submission of Matters to a Vote of Security Holders..............  21

  Item 6.  Exhibits and Reports on Form 8-K.................................  21

SIGNATURE...................................................................  21

SARBABES-OXLEY ACT SECTION 302(A) CERTIFICATIONS............................  22

EXHIBIT INDEX ..............................................................  24

EXHIBIT 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes -
               Oxley Act of 2002 ...........................................  25

EXHIBIT 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes -
               Oxley Act of 2002 ...........................................  26

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                       2002            2002
                                                                   ------------    ------------
                                                                    (Unaudited)
                                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                        $  6,081,898    $  8,045,663
  Accounts receivable - net                                           3,927,529       2,695,323
  Inventories                                                         3,602,118       3,020,890
  Deferred income taxes                                               1,084,000       1,044,000
  Prepaid expenses                                                      132,046          82,291
  Income taxes refundable                                               495,000              --
                                                                   ------------    ------------
           Total current assets                                      15,322,591      14,888,167

 PROPERTY, PLANT AND EQUIPMENT - net                                  1,613,737       1,642,084
 DEFERRED INCOME TAXES                                                   88,000          88,000
 GOODWILL AND OTHER ASSETS -  net                                       771,700         774,849
                                                                   ------------    ------------
           TOTAL ASSETS                                            $ 17,796,028    $ 17,393,100
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                $    909,571    $    891,640
   Accrued compensation and related taxes                               662,303         653,045
   Accrued warranty expense                                             276,199         262,573
   Deferred profit                                                      667,770         479,964
   Customer deposits                                                    445,649          91,417
   Income taxes payable                                                      --          37,000
   Other accrued liabilities                                            247,064         306,601
                                                                   ------------    ------------
           Total current liabilities                                  3,208,556       2,722,240
                                                                   ------------    ------------

 DEFERRED PROFIT - LONG TERM                                             65,396         199,966
 LONG-TERM OBLIGATIONS                                                  268,398         259,217
                                                                   ------------    ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock; no specified terms;
     100,000,000 shares authorized; none issued                              --              --
   Common stock; $0.01 par value; 100,000,000 shares authorized;
      2,689,571 and 2,688,571 shares issued and outstanding
      as of December 31 and September 30, respectively                   26,896          26,886
   Additional paid-in capital                                        12,860,831      12,859,715
   Accumulated other comprehensive loss -
     Cumulative foreign currency translation adjustment                 (22,196)       (179,639)
   Retained earnings                                                  1,388,147       1,504,715
                                                                   ------------    ------------
           Total stockholders' equity                                14,253,678      14,211,677
                                                                   ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 17,796,028    $ 17,393,100
                                                                   ============    ============

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2002               2001
                                                 -----------        -----------
Net revenues                                     $ 4,329,197        $ 5,456,916
Cost of sales                                      3,437,295          4,137,433
                                                 -----------        -----------
         Gross margin                                891,902          1,319,483

Selling, general and administrative                1,027,696          1,016,503
Research and development                              57,734             89,931
                                                 -----------        -----------
        Operating income (loss)                     (193,528)           213,049

Interest income - net                                 13,960             34,813
                                                 -----------        -----------

Income (loss) before income taxes                   (179,568)           247,862
Income tax provision (benefit)                       (63,000)            81,000
                                                 -----------        -----------
NET INCOME (LOSS)                                $  (116,568)       $   166,862
                                                 ===========        ===========

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share                  $      (.04)      $        .06
Weighted average shares outstanding                2,689,006          2,680,891

Diluted earnings (loss) per share                $      (.04)      $        .06
Weighted average shares outstanding                2,689,006          2,798,330

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                             2002           2001
                                                         -----------    -----------
OPERATING ACTIVITIES:
  Net income  (loss)                                     $  (116,568)   $   166,862
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          118,947        103,407
      Provision for write-off of receivables                   9,810          9,072
      Deferred income taxes                                  (40,000)         5,000
   Decrease (increase) in:
      Accounts receivable                                 (1,101,414)      (155,469)
      Inventories                                           (472,638)       813,122
      Prepaid expenses and other assets                      (49,549)       (41,307)
   Increase (decrease) in:
      Accounts payable                                       (17,950)      (148,601)
      Accrued liabilities and customer deposits              266,159        340,544
      Deferred Profit                                         32,559       (175,998)
      Income taxes payable                                  (523,970)       (54,186)
                                                         -----------    -----------
   Net Cash Provided By (Used In) Operating Activities    (1,894,614)       862,446
                                                         -----------    -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (46,823)      (109,023)
                                                         -----------    -----------
   Net Cash Used In Investing Activities                     (46,823)      (109,023)
                                                         -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises            1,126          2,409
   Net Cash Provided By Financing Activities                   1,126          2,409
                                                         -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (23,454)        12,066
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                 (1,963,765)       767,898
  Beginning of period                                      8,045,663      5,998,120
                                                         -----------    -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                  $ 6,081,898    $ 6,766,018
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                            $     7,547    $     3,409
     Income taxes paid                                       514,000        137,000

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2002


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and
     P. R. Hoffman Machine Products, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     The consolidated results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results expected for the full year.

2.   CRITICAL ACCOUNTING POLICIES

     See Management's Discussion and Analysis for a summary and discussion of critical accounting policies.

3.   DEFERRED PROFIT

     During the three months ended December 31, 2001, the Company recognized revenue of $499,707 and related gross profit of $122,640 that were included in the cumulative effect adjustment as of October 1, 2000.

     The components of deferred profit are as follows:

                              December 31, 2002                      September 30, 2002
                     ------------------------------------   ------------------------------------
                      Deferred     Deferred     Deferred     Deferred     Deferred     Deferred
                      Revenue        Costs       Profit      Revenue        Costs       Profit
                     ----------   ----------   ----------   ----------   ----------   ----------
Systems awaiting
  installation       $  767,620   $  552,026   $   15,594   $  992,600   $   62,285   $   30,315
Systems awaiting
  final acceptance      517,572           --      517,572      449,615           --      449,615
                     ----------   ----------   ----------   ----------   ----------   ----------
    Total            $1,285,192   $  552,026   $  733,166   $1,442,215   $  762,285   $  679,930
                     ==========   ==========   ==========   ==========   ==========   ==========

4.   INVENTORIES

     The components of inventories are as follows:

                                                December 31,   September 30,
                                                    2002           2002
                                                 ----------     ----------
     Purchased parts and raw materials           $1,996,658     $1,720,728
     Work-in-process                                780,426        534,057
     Finished goods                                 825,034        766,105
                                                 ----------     ----------
                       Totals                    $3,602,118     $3,020,890
                                                 ==========     ==========

5.   COMPREHENSIVE INCOME

                                                       Three Months Ended
                                                          December 31,
                                                    -----------------------
                                                       2002         2001
                                                    ---------    ---------
     Net income (loss)                              $(116,568)   $ 166,862
     Foreign currency translation adjustment          157,443      (72,144)
                                                    ---------    ---------
          Comprehensive income                         40,875       94,718
                                                    =========    =========

6.   EARNINGS PER SHARE

                                               Three Months Ended December 31,
                                               -------------------------------
                                                   2002                2001
                                               -----------         -----------
     Net income (loss)                         $  (116,568)        $   166,862

     Weighted average shares outstanding:
        Common shares                            2,689,006           2,680,891
        Common equivalents                              --             117,439
                                               -----------         -----------
                                                 2,689,006           2,798,330
                                               ===========         ===========

     Earnings (Loss) Per Share:
        Basic                                  $      (.04)        $       .06
        Diluted                                $      (.04)        $       .06

     As of December 31, 2002, 97,132 options had exercise prices that were lower than the market value of the stock on that date. These options are not classified as common equivalents in the above table since the net loss for the period causes them to be antidulutive.

7.   BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments, semiconductor equipment and polishing supplies. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. Also aggregated in the semiconductor equipment segment are the manufacturing support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company's investment in each, and actual corporate expenses. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments is as follows:

                                              Three Months Ended December 31,
                                              -------------------------------
                                                  2002                2001
                                              -----------         -----------
     Revenues
       Semiconductor equipment                $ 3,116,803         $ 4,385,413
       Polishing supplies                       1,212,394           1,071,503
                                              -----------         -----------
                                              $ 4,329,197         $ 5,456,916
                                              ===========         ===========
     Operating profit (loss)
       Semiconductor equipment                $   (94,213)        $   316,887
       Polishing supplies                         (99,315)           (103,838)
                                              -----------         -----------
     Total operating profit (loss)               (193,528)            213,049
       Interest income - net                       13,960              34,813
                                              -----------         -----------
     Income (loss) before income taxes        $  (179,568)        $   247,862
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

10.  NEW ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" requires the discontinuation of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. Effective as of October 1, 2002, Amtech adopted SFAS No.
     142. Amtech has not completed its transition analysis, but does not expect to incur an impairment charge related to the $728,000 of goodwill included in its assets as of December 31, 2002.

     For comparative purposes, pro forma net income assuming SFAS No. 142 had been adopted in fiscal 2002 is as follows:

                                                      Three Months Ended
                                                          December 31,
                                                   ------------------------
                                                      2002           2001
                                                   ---------      ---------
     Net income, as reported                       $(116,568)     $ 166,862
     Amortization expense, net tax effect                 --         11,433
                                                   ---------      ---------
     Net income, pro forma                         $(116,568)     $ 178,295
                                                   =========      =========

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held for sale." SFAS No. 144 also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Effective as of October 1, 2002, Amtech adopted SFAS No. 144. The adoption of SFAS 144 did not have an effect on Amtech's financial position or operating results.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Effective October 1, 2002, Amtech adopted SFAS No. 145. The adoption of SFAS No. 145 did not have an effect on Amtech's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002.
     Effective October 1, 2002, Amtech adopted SFAS No. 146. The adoption of SFAS No. 146 did not have an effect on Amtech's financial statements.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" amends SFAS No. 123, "Accounting for Stock - Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock - based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock - based compensation. Amtech will adopt SFAS No. 148 as of January 1, 2003.

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Amtech is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained or incorporated by reference in this Quarterly Report on Form 10 Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10 Q or made by management of Amtech Systems, Inc. and its subsidiaries ("Amtech"), other than statements of historical fact, are hereby identified as "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Examples of forward-looking statements include statements regarding Amtech's future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "might," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "possible," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Item 7: Management's Discussion and Analysis - Trends, Risks and Uncertainties" in Amtech's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated herein by reference. These and many other factors could affect Amtech's future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. All references to "we," "our," "us," or "Amtech" refer to Amtech Systems, Inc. and its subsidiaries.

DOCUMENTS TO REVIEW IN CONNECTION WITH MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes and the section entitled "Item 7: Management's Discussion and Analysis - Trends, Risks and Uncertainties" in our last filed Annual Report on Form 10- K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2002.

RESULTS OF OPERATIONS

     Amtech develops, manufactures, markets and services a range of semiconductor wafer manufacturing and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two segments: the semiconductor equipment segment, which offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces and services to semiconductor manufacturers, and the polishing supplies segment, which offers supplies, including carriers and templates, and equipment for lapping and polishing, which are some of the last steps in the manufacture of silicon wafers. Demand for Amtech's products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global and regional economic conditions; 2) supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and microelectrical mechanical systems (MEMS), including optical components; and 3) the profitability and capital resources of potential customers in these industries. For this and other reasons, Amtech's results of operations for past periods may not necessarily be indicative of future operating results.

     Amtech's orders tend to be more volatile than its revenue as any change in demand is reflected immediately in the orders booked, which are net of order cancellations, while revenues tend to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenue under the Company's accounting policy for revenue recognition.

     During  the  third  quarter  of  fiscal  2000  Amtech's  orders  reached  a historical high. Beginning in the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in net demand for manufacturing equipment. Inventory buildups in telecommunications products, slower than expected personal computer sales and slow global economic growth for electronic products caused many semiconductor manufacturers to reevaluate their capital spending plans and reduce the placement of new orders, while rescheduling or canceling existing orders. This decline in demand continued throughout fiscal 2001 and the first half of fiscal 2002, due to continued weakness in the macro-economic climate and consumption of electronic goods. Amtech believes its order backlog and revenue reached the lowest point of the cycle during the fiscal quarter ended March 31, 2002.

     During the third and fourth quarters of fiscal 2002, the semiconductor industry recovered modestly and semiconductor wafer manufacturers continued spending on equipment for producing 300mm wafers, resulting in increased orders, shipments and backlog, as compared to the second quarter of fiscal 2002. New orders, shipments, revenue and backlog were volatile during this period and are shown in the table below:

                                        Fiscal Quarter
                            -----------------------------------------    Fiscal
                            First     Second      Third       Fourth      Year
                            -----     ------      -----       ------      ----
     2003:
        New orders        $  2,322         --          --          --         --
        Shipments            4,165         --          --          --         --
        Revenue              4,329         --          --          --         --
        Ending backlog       5,711         --          --          --         --

     2002:
        New orders           2,213        519       6,132       5,626     14,490
        Shipments            4,373      3,983       4,189       4,925     17,470
        Revenue              5,457      5,577       4,447       5,052     20,533
        Ending backlog    $ 10,711    $ 5,653    $  7,338    $  7,912         --

     2001
        New orders           4,361      7,783       2,750       3,788     14,490
        Shipments            6,882      7,025       6,053       3,742     23,702
        Revenue              3,603      6,803       8,023       4,423     22,852
        Ending backlog      18,883     19,863      14,590      13,955         --

     2000:
        New orders           4,254      4,843      14,400       6,270     29,767
        Shipments            3,863      4,549       4,693       5,922     19,027
        Revenue              3,863      4,549       4,693       5,922     19,027
        Ending backlog    $  4,150    $ 4,444    $ 14,151    $ 14,499         --

(1) Backlogs in 2001 and 2002 include a positive adjustment to reinstate backlog for revenue that will be recognized in future periods due to the implementation of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Amounts prior to fiscal 2001 have not been restated. The deferred revenue included in the cumulative effect of the change in the revenue recognition accounting policy as of October 1, 2000 was $3.6 million, which accounts for the difference between the backlog as of the end of 2000 and the beginning of 2001. The backlogs as of September 30, 2001 and 2002 and December 31, 2002 include deferred revenue of $4.5 million, $1.4 million and $1.3 million, respectively.

(2)  New orders are net of cancellations.

     During the first quarter of fiscal 2003, demand for capital equipment again weakened due to ongoing economic weakness and geopolitical uncertainties, resulting in orders declining essentially to the same level of the first quarter of fiscal 2002 and causing the backlog to decline to the same level as at the end of the second quarter of fiscal 2002. Strong interest for the Company's products has been evident from quotation activity and the number of specification meetings with customers and is expected to result in an increase in orders and backlog during the second quarter of fiscal 2003. However, as a result of the ongoing economic weakness and geopolitical uncertainties there can be no assurance that this will actually occur.

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:
                                                       Three Months Ended
                                                          December 31,
                                                       -------------------
                                                       2002          2001
                                                       ----          ----
     Net revenue                                        100%          100%
     Cost of product sales                              (79)          (76)
                                                       ----          ----
          Gross margin                                   21            24

     Selling, general and
      administrative expenses                           (24)          (18)

     Research and development                            (1)           (2)
                                                       ----          ----
          Operating profit (loss)                        (3)%           4%
                                                       ====          ====

     REVENUES. Amtech's total revenue for the three months ended December 31, 2002 was $4.3 million, compared to $5.5 million for the same period in fiscal 2001, representing a decrease of 22%. Revenues for the first quarter of fiscal 2003 were $723,000, or 14%, lower than in the fourth quarter of 2002, primarily as a result of the weakness in the order flow of the Company's automation products, which customers often view as discretionary expenditures, and are the first to be cut from their capital budgets. A 13% increase in the revenue of the polishing supplies segment during the first quarter of fiscal 2003 as compared to the same quarter of the prior fiscal year was more than offset by a 29% decrease in the revenue of the semiconductor equipment segment.

     GROSS MARGINS. Consolidated gross margin for the three months ended December 31, 2002 was $.9 million, compared to $1.3 million for the same period ended December 31, 2001, representing a decrease of $.4 million, or 31%. The decline in gross margins is primarily a result of the decline in revenue and the fact that manufacturing overhead costs remained relatively fixed. In the first quarter of fiscal 2003, the gross margin of the semiconductor equipment segment decreased to 22% of sales from 27% of sales in the first quarter of 2002. The primary cause of this decrease is the pricing pressure caused by the worldwide downturn in the semiconductor market and the under absorption of overheads. The gross margin of the polishing supplies segment remained fairly consistent at approximately 13% of revenue in the first quarter of both 2002 and 2003. Amtech's gross margins and their percentage of revenue have significantly fluctuated in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, the timing of revenue recognition under the Company's revenue recognition policy, product mix and overhead absorption levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $1.0 million in the first quarter of fiscal 2003, consistent with $1.0 million in the first quarter of fiscal 2002. Selling, general and administrative expenses as a percentage of revenue represented 24% and 18% for the first quarter of fiscal 2003 and 2002, respectively, as a result of the decline in revenue.

     RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended December 31, 2002 and 2001, research and development expenses were consistent at $.1 million. During the past few fiscal years, the most significant project included in research and development expenses has been the development of a new technology asher pursuant to a joint product development agreement with PSK Tech. The results of the feasibility work on the new technology asher with PSK Tech are encouraging. The next step will be to develop a prototype of a 300mm asher, using Amtech's damage free technology, and a similar machine for a Beta site at one of Amtech's customers. Amtech and PSK Tech have agreed to time the procurement, assembly and testing of both machines in order to match a customer's advanced technology schedule, which Amtech understands calls for testing to begin in approximately November 2004. The combined cost of those two machines is estimated to be approximately $1.5 million, but the relative contributions of Amtech and PSK Tech to that stage of the project have not been established. However, Amtech's contribution to the project could cause its research and development expenses to increase significantly starting as early as November 2003.

     OPERATING PROFIT (LOSS). Operating profit for the first quarter of fiscal 2002 was $.2 million, or 4% of revenue, compared to a loss of $.2 million, or 4% of revenue, in the first quarter of fiscal 2003. Operating profit declined in 2003 due primarily to the decline in revenues and related gross margin in the semiconductor segment. Operating income as a percent of revenue declined in the first quarter of fiscal 2003 primarily as a result of the decline in gross revenue and competitive pricing pressures discussed above. In both periods the polishing supplies segment had a loss of $.1 million, as revenue remained slightly below the breakeven point. Additional cost reductions have been made in the polishing supplies segment since the end of the first quarter of fiscal 2003 as a result of the Company's objective to at least breakeven on a cash flow basis during the industry slowdown. If anticipated new orders in the semiconductor equipment segment are not received over the next few weeks, additional cost reductions will be implemented there as well.

     INTEREST INCOME-NET. Net interest income was less than $.1 million in the first three months of fiscal 2003 and 2002.

     INCOME TAX PROVISION. During the first quarter of fiscal 2003 and 2002, Amtech recorded income tax (benefits) provisions of $(.1) million and $.1 million, respectively. The effective rate stated as a percentage of income before income taxes was 35% and 33% in the first quarters of fiscal years 2003 and 2002, respectively. Amtech's future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of pre-tax income, non-tax deductible expenses and the effectiveness of its tax planning strategies.

     NET INCOME. Net income (loss) for the first quarter of fiscal 2003 and 2002, respectively, was $(.1) million and $.2 million. Net income (loss) per diluted share was $(.04) and $.06 in fiscal 2003 and 2002, respectively.

     BACKLOG. At December 31, 2002, the order backlog was $5.7 million, a decrease of $2.2 million, or 28%, from the $7.9 million backlog at September 30, 2002. As of December 31, 2002, the backlog was again at the lowest level since March 31, 2002. See the table that begins on page 12. The orders included in Amtech's backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. The backlog also includes revenue deferred pursuant to Amtech's revenue recognition policy. Amtech schedules production of its systems based on order backlog and customer commitments. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, Amtech's backlog at any particular date is not necessarily indicative of actual revenue for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on Amtech's business and results of operations. In addition, a backlog does not provide any assurance that Amtech will realize a profit from those orders or indicate in which period revenue will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had $6.1 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $8.0 million at September 30, 2002, a decrease of approximately $1.9 million. The Company continues to believe that there is sufficient available liquidity and capital resources for its existing operations and expansion plans.

     CASH FLOW. The $1.9 million net decrease in cash during the three months ended December 31, 2002 approximates the $2.0 million cash flow used in operations. The $1.9 million cash flow used in operations primarily resulted from the $.1 million net loss, increases in accounts receivable and inventories of $1.1 million and $.4 million, respectively, and a $.5 million decrease in income taxes payable, which were only partially offset by an increase in accrued liabilities and customer deposits of $.3 million. Investing activities consisted of capital expenditures of less than $.1 million in the aggregate. There were no significant financing activities during the period.

     At December 31, 2002, Amtech's principal source of liquidity consisted of $6.1 million of cash and cash equivalents. Since the only lien on the Company's assets is a $.2 million mortgage loan, management believes that significant amounts of additional liquidity is available from various financing sources. Amtech believes that it has sufficient liquidity for current operations and for at least certain elements of its growth strategy. One element of that strategy is the development of new products such as the proposed new technology asher, the costs of which have yet to be determined. Another is the acquisition of product lines or businesses that complement the company's existing business. Amtech's currently available cash and short-term investments are expected to be sufficient for existing operations, planned research and development and possibly an acquisition, depending on size. However, significant unplanned development of new products, or larger acquisitions may require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

     The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the critical accounting policies discussed below affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple- element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers, equipment and processes, the Company recognizes equipment revenue upon shipment and transfer of title, and the holdback portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Revenues and related costs for products that are shipped but do not meet this criteria are deferred and recognized when the equipment and processes are proven, generally upon customer acceptance or upon obtaining customer acceptance on at least two similar systems. Collection of the holdback portion of a system sale is often based on system acceptance or final installation. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers pending system acceptance or final installation. If some of our customers were to refuse to pay the remaining holdback, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting future operating results.

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

     INVENTORY VALUATION

     We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory. The provision is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. During 2002 and 2001, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. The Company's ratio of inventories to operating levels is above, and is expected to remain above, the historic norms due to order cancellations and the deferral of orders by customers. There can be no assurance that future developments will not necessitate further write-downs.

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

     WARRANTY

     The Company provides a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. A provision for the estimated cost of warranty is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and management believes that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2002, there can be no assurance that we will continue to experience a similar level of predictability in regard to warranty costs we have in the past. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes were to occur in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairments to long-lived assets during fiscal 2002 or the first three months of fiscal 2003. Future adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the market place, poor operating results, inability to protect intellectual property or changing technologies and product obsolescence.

NEW ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" requires the discontinuation of the amortization of goodwill and intangible assets with indefinite lives and at least an annual assessment of whether there has been an impairment of such assets that needs to be recognized as an impairment charge. Effective as of October 1, 2002, Amtech adopted SFAS No. 142. Amtech has not completed its transition analysis, but does not expect to incur an impairment charge related to the $728,000 of goodwill included in its assets as of December 31, 2002.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held for sale." SFAS No. 144 also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Effective as of October 1, 2002, Amtech adopted SFAS No. 144. The adoption of SFAS 144 did not have an effect on Amtech's financial position or operating results.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Effective October 1, 2002, Amtech adopted SFAS No.
145. The adoption of SFAS No. 145 did not have an effect on Amtech's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. Effective October 1, 2002, Amtech adopted SFAS No. 146. The adoption of SFAS No. 146 did not have an effect on Amtech's financial statements.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" amends SFAS No. 123, "Accounting for Stock - Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock - based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock - based compensation. Amtech will adopt SFAS No. 148 effective January 1, 2003.

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patters of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Amtech is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The Company did not participate in any derivative (hedging or speculative) activities in fiscal 2002 or 2003. There are no material changes in reported market risk from September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this report, Amtech's principal executive officer and principal financial officer have concluded that Amtech's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Amtech in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in Amtech's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this report. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

          Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.
     By /s/ Robert T. Hass                              Dated: February 14, 2003
        ------------------------------------------             -----------------
        Robert T. Hass, Vice-President-Finance and
        (Chief Financial and Accounting Officer)

                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

     I, Jong S. Whang, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Amtech Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                             By: /s/ Jong S. Whang
                                                 -------------------------------
                                                 Jong S. Whang, President

     I, Robert T. Hass, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Amtech Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                        By: /s/ Robert T. Hass
                                            ------------------------------------
                                            Robert T. Hass, Vice President -
                                            Finance and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                              PAGE OR
NUMBER                            DESCRIPTION                   METHOD OF FILING
------                            -----------                   ----------------

 99.1   Certification of Principal Executive Officer pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002                *

 99.2   Certification of Principal Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002                   *

* Filed herewith.