Form 10-Q
period 2003-03-31
AMTECH SYSTEMS INC
filed 2003-05-15
CIK 720500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Shares of Common Stock outstanding as of May 9, 2003: 2,695,321

                              AMTECH SYSTEMS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

     Item 1. Condensed Consolidated Unaudited Financial Statements

             Condensed Consolidated Balance Sheets -
               March 31, 2003 and September 30, 2002.........................  3

             Condensed Consolidated Statements of Operations -
               Three and Six Months Ended March 31, 2003 and 2002............  4

             Condensed Consolidated Statements of Cash Flows -
               Six Months Ended March 31, 2003 and 2002......................  5

             Notes to Condensed Consolidated Financial Statements............  6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

             Caution Regarding Forward-Looking Statements.................... 14

             Documents to Review In Connection With Management's
               Analysis of Financial Condition and Results of Operations..... 14

             Results of Operations........................................... 14

             Liquidity and Capital Resources................................. 19

             Critical Accounting Policies.................................... 19

             New Accounting Pronouncements................................... 21

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 23

     Item 4. Controls and Procedures......................................... 24

PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings .............................................. 25

     Item 4. Submission of Matters to a Vote of Security Holders............. 25

     Item 6. Exhibits and Reports on Form 8-K................................ 25

SIGNATURE.................................................................... 26

SARBABES-OXLEY ACT SECTION 302(A) CERTIFICATIONS............................. 27

EXHIBIT INDEX................................................................ 29

EXHIBIT 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
     Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002..... 30

EXHIBIT 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
     Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002..... 31

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,    SEPTEMBER 30,
                                                                           2003           2002
                                                                       ------------   ------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  7,089,569   $  8,045,663
  Accounts receivable - net                                               3,093,087      2,695,323
  Inventories                                                             3,074,514      3,020,890
  Deferred income taxes                                                   1,076,000      1,044,000
  Prepaid expenses                                                          159,779         82,291
  Income taxes receivable                                                   551,000             --
                                                                       ------------   ------------
           Total current assets                                          15,043,949     14,888,167

PROPERTY, PLANT AND EQUIPMENT - net                                       1,541,494      1,642,084
DEFERRED INCOME TAXES                                                            --         88,000
GOODWILL AND OTHER ASSETS -  net                                            770,477        774,849
                                                                       ------------   ------------
           TOTAL ASSETS                                                $ 17,355,920   $ 17,393,100
                                                                       ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $    784,516   $    891,640
  Accrued compensation and related taxes                                    645,867        653,045
  Accrued warranty expense                                                  260,891        262,573
  Deferred profit                                                           627,775        479,964
  Customer deposits                                                         161,680         91,417
  Income taxes payable                                                           --         37,000
  Other accrued liabilities                                                 219,298        306,601
                                                                       ------------   ------------
           Total current liabilities                                      2,700,027      2,722,240
                                                                       ------------   ------------

DEFERRED PROFIT - LONG TERM                                                      --        199,966
LONG-TERM OBLIGATIONS                                                       533,944        259,217
                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock; no specified terms;
    100,000,000 shares authorized; none issued                                   --             --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
     2,689,571 and 2,688,571 shares issued and outstanding
     as of March 31, 2003 and September 30, 2002, respectively               26,896         26,886
  Additional paid-in capital                                             12,860,831     12,859,715
  Accumulated other comprehensive income (loss) -
    Cumulative foreign currency translation adjustment                      113,839       (179,639)
  Retained earnings                                                       1,120,383      1,504,715
                                                                       ------------   ------------
          Total stockholders' equity                                     14,121,949     14,211,677
                                                                       ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,355,920   $ 17,393,100
                                                                       ============   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                          Three Months Ended March 31,   Six Months Ended March 31,
                                          ----------------------------   --------------------------
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------
Net revenues                               $ 5,447,628    $ 5,577,314    $ 9,776,825    $11,034,230
Cost of sales                                4,513,791      4,217,643      7,951,086      8,355,076
                                           -----------    -----------    -----------    -----------
         Gross margin                          933,837      1,359,671      1,825,739      2,679,154

Selling, general and administrative          1,239,154      1,370,612      2,266,850      2,387,115
Research and development                       103,637         59,453        161,371        149,384
                                           -----------    -----------    -----------    -----------
         Operating income (loss)              (408,954)       (70,394)      (602,482)       142,655

Interest income - net                            1,190         20,787         15,150         55,600
                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes             (407,764)       (49,607)      (587,332)       198,255

Income tax provision (benefit)                (140,000)       (11,000)      (203,000)        70,000
                                           -----------    -----------    -----------    -----------

NET INCOME (LOSS)                          $  (267,764)   $   (38,607)   $  (384,332)   $   128,255
                                           ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share            $      (.10)   $      (.01)   $      (.14)   $       .05
Weighted average shares outstanding          2,689,571      2,681,533      2,689,285      2,681,214

Diluted earnings (loss) per share          $      (.10)   $      (.01)   $      (.14)   $       .05
Weighted average shares outstanding          2,689,571      2,681,533      2,689,285      2,789,185

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                  2003           2002
                                                              -----------    -----------
OPERATING ACTIVITIES:
  Net income  (loss)                                          $  (384,332)   $   128,255
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               266,110        215,338
      Provision for doubtful accounts                               2,822         18,058
      Deferred income taxes                                        56,000             --
   Decrease (increase) in:
      Accounts receivable                                        (218,499)       414,657
      Inventories                                                  89,193        606,925
      Prepaid expenses and other assets                           (76,687)       (38,525)
   Increase (decrease) in:
      Accounts payable                                           (154,432)       214,227
      Accrued liabilities and customer deposits                   (94,051)      (298,506)
      Deferred profit                                             (96,426)      (547,811)
      Income taxes payable (receivable)                          (595,115)       (88,198)
                                                              -----------    -----------
   Net Cash Provided By (Used In) Operating Activities         (1,205,417)       624,420
                                                              -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (83,944)      (201,238)
                                                              -----------    -----------
   Net Cash Used In Investing Activities                          (83,944)      (201,238)
                                                              -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from  warrant and stock option exercises                 1,126          3,283
  Borrowing on mortgage loan                                      244,969             --
                                                              -----------    -----------
   Net Cash Provided By Financing Activities                      246,095          3,283
                                                              -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            87,172         43,689
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                        (956,094)       470,154
  Beginning of period                                           8,045,663      5,998,120
                                                              -----------    -----------
END OF PERIOD CASH AND CASH EQUIVALENTS                       $ 7,089,569    $ 6,468,274
                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                    $    21,675    $     5,278
  Income taxes paid                                           $   329,000    $   158,198

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMTECH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 2003

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

The consolidated results of operations for the six months ended March 31, 2003, are not necessarily indicative of the results expected for the full year.

2.   STOCK-BASED COMPENSATION:

The company has five stock-based employee compensation plans, which are summarized in the table below. Amtech accounts for these plans using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's stock-based employee compensation plans are as follows:

                                                 Shares
Name of Plan                                   Authorized     Plan Expiration
------------                                   ----------     ---------------
Director Stock Purchase Agreements (pre-1996)    10,000     90 days after board
                                                            member termination
Non-Employee Directors Stock Option Plan        100,000     December 21, 2005

Amended and Restated 1995 Stock Option and
   1995 Stock Bonus Plan (one plan)             160,000     October 5, 2005
1998 Employee Stock Option Plan                 300,000     January 30, 2008

Qualified stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2013. Options issued in fiscal years 2003, 2002 and 2001 vest at the rate of 20% - 33% per year. As of March 31, 2003 and 2002, the Company had 199,258 and 235,908 stock options, respectively, available for grant under the plans.

The stock option transactions and the options outstanding are summarized as follows:

                                                Six Months Ended March 31,
                                        ----------------------------------------
                                                2003                 2002
                                        -------------------   ------------------
                                                   Weighted             Weighted
                                                   Average              Average
                                                   Exercise             Exercise
                                        Options     Price     Options     Price
                                        -------     -----     -------     -----
Outstanding at beginning of period       434,567   $  4.78     386,617  $  4.56
Granted                                   10,000      3.03      30,000     6.23
Exercised                                  1,000      1.13       2,450     1.34
                                        --------              --------
Outstanding at end of period             443,567      4.74     414,167     4.70
                                        ========              ========

Exercisable at end of period             203,701   $  3.94     138,318  $  3.04

Weighted average fair value of
   options granted during the period    $    .99              $   3.81

No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              Six Months Ended March 31,
                                              --------------------------
                                                 2003            2002
                                                 ----            ----
Risk free interest rate                           4.8%        4.9% to 5.3%
Expected life                                   4 years       4 to 6 years
Dividend rate                                      0%              0%
Expected volatility                               32%             61%

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                           Three Months Ended             Six Months Ended
                                                March 31,                     March 31,
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
Net income (loss), as reported         $  (268,764)   $   (38,607)   $  (384,332)   $   128,255
Less pro forma compensation
  expense, net of tax                      (51,588)       (55,513)      (102,817)      (109,298)
                                       -----------    -----------    -----------    -----------
Pro forma net income (loss)            $  (319,352)   $   (94,120)   $  (487,149)   $    18,957
                                       ===========    ===========    ===========    ===========
Earnings (loss) per share:
    Basic - as reported                $      (.10)   $      (.01)   $      (.14)   $       .05
    Basic - pro forma                  $      (.12)   $      (.04)   $      (.18)   $       .01
    Diluted - as reported              $      (.10)   $      (.01)   $      (.14)   $       .05
    Diluted - pro forma                $      (.12)   $      (.04)   $      (.18)   $       .01

The following table summarizes information about stock options outstanding at March 31, 2003:

                        Outstanding Stock Options           Exercisable Options
                  -------------------------------------   ----------------------
                                               Weighted                 Weighted
                     Number                    Average      Number      Average
                  Outstanding     Remaining    --------   Exercisable   --------
Exercise          at March 31,   Contractual   Exercise   at March 31,  Exercise
  Price               2003          Life        Price        2003        Price
  -----               ----          ----        -----        ----        -----
$1.13 - 1.49        74,767          3.91        $ 1.13      72,767      $   1.13
 1.50 - 1.99        19,500          5.91          1.50      16,000          1.50
 2.00 - 3.24        12,300          9.28          2.83         900          2.00
 3.25 - 4.24         5,000          7.13          3.25       2,000          3.25
 4.25 - 5.49        95,000          8.36          4.42      14,500          4.41
 5.50 - 6.49        48,000          7.91          5.83      21,533          5.83
 6.50 - 6.99       189,000          8.06          6.56      76,001          6.57
                   -------                                 -------
                   443,567                                 203,701
                   =======                                 =======

3.   DEFERRED PROFIT

The components of deferred profit are as follows:

                                   March 31, 2003                      September 30, 2002
                        ------------------------------------   ------------------------------------
                         Deferred     Deferred     Deferred     Deferred     Deferred     Deferred
                          Revenue      Costs        Profit      Revenue       Costs        Profit
                        ----------   ----------   ----------   ----------   ----------   ----------
Systems awaiting
  Installation          $  627,775           --   $  627,775   $  992,600   $  762,285   $  230,315
Systems awaiting
  final acceptance              --           --           --      449,615           --      449,615
                        ----------   ----------   ----------   ----------   ----------   ----------
Total                   $  627,775           --   $  627,775   $1,442,215   $  762,285   $  679,930
                        ==========   ==========   ==========   ==========   ==========   ==========

4.   INVENTORIES

The components of inventories are as follows:

                                                   March 31,    September 30,
                                                     2003           2002
                                                  ----------     ----------
     Purchased parts and raw materials            $2,075,088     $1,720,728
     Work-in-process                                 537,276        534,057
     Finished goods                                  462,150        766,105
                                                  ----------     ----------
     Totals                                       $3,074,514     $3,020,890
                                                  ==========     ==========

5.   COMPREHENSIVE INCOME (LOSS)

                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                               ----------------------    ----------------------
                                 2003         2002         2003         2002
                               ---------    ---------    ---------    ---------
Net income (loss)              $(267,764)   $ (38,607)   $(384,332)   $ 128,255
Foreign currency translation
  adjustment                     136,035      (19,230)     293,478      (91,374)
                               ---------    ---------    ---------    ---------
Comprehensive income (loss)    $(131,729)   $ (57,837)   $ (90,854)   $  36,881
                               =========    =========    =========    =========

6.   EARNINGS (LOSS) PER SHARE

                                 Three Months Ended            Six Months Ended
                                      March 31,                    March 31,
                             --------------------------    --------------------------
                                2003           2002           2003           2002
                             -----------    -----------    -----------    -----------
Net income (loss)            $  (267,764)   $   (38,607)   $  (384,332)   $   128,255

Weighted average
Shares outstanding:
  Common shares                2,689,571      2,681,533      2,689,285      2,681,214
  Common equivalents                  --             --             --        107,971
                             -----------    -----------    -----------    -----------
                               2,689,571      2,681,533      2,689,285      2,789,185
                             ===========    ===========    ===========    ===========
Earnings (Loss) Per Share:
  Basic                      $      (.10)   $      (.01)   $      (.14)   $       .05

  Diluted                    $      (.10)   $      (.01)   $      (.14)   $       .05

     For the three and six months ended March 31, 2003 and three and six months ended March 31, 2002, 489,267; 489,267; 481,417 and 60,700 shares, respectively, were excluded from the earnings (loss) per share calculation. These options are not classified as common equivalents in the above table as they are either antidilutive due to the net loss for the period or their exercise price exceeds the average market price for the period.

7.   BUSINESS SEGMENT INFORMATION

The Company classifies its products into two business segments, semiconductor equipment and polishing supplies. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. Also aggregated in the semiconductor equipment segment are the manufacturing support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company's investment in each, and actual corporate expenses. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company's business segments is as follows:

                                           Three Months Ended              Six Months Ended
                                                March 31,                      March 31,
                                      ----------------------------    ----------------------------
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------
Revenues
  Semiconductor equipment             $  4,123,138    $  4,403,502    $  7,239,941    $  8,788,915
  Polishing supplies                     1,324,490       1,173,812       2,536,884       2,245,315
                                      ------------    ------------    ------------    ------------
                                      $  5,447,628    $  5,577,314    $  9,776,825    $ 11,034,230
                                      ============    ============    ============    ============
Operating income (loss)
  Semiconductor equipment             $   (439,877)   $    (53,873)   $   (534,090)   $    263,014
  Polishing supplies                        30,923         (16,521)        (68,392)       (120,359)
                                      ------------    ------------    ------------    ------------
    Total operating income (loss)         (408,954)        (70,394)       (602,482)        142,655
Interest income - net                        1,190          20,787          15,150          55,600
                                      ------------    ------------    ------------    ------------
Income (loss) before income tax       $   (407,764)   $    (49,607)   $   (587,332)   $    198,255
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

10.  NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. SFAS No. 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the quarter ended March 31, 2003, noting no indication of impairment associated with the recorded goodwill balance of $728,000 as of October 1, 2002.

For comparative purposes, pro forma net income (loss) assuming SFAS No. 142 had been adopted in fiscal 2002 is as follows:

                                          Three Months Ended        Six Months Ended
                                               March 31,                March 31,
                                        ----------------------    ----------------------
                                          2003         2002         2003         2002
                                        ---------    ---------    ---------    ---------
Net income (loss), as reported          $(267,764)   $ (38,607)   $(384,332)   $ 128,255
Amortization expense, net of tax               --       11,433           --       22,866
                                        ---------    ---------    ---------    ---------
Net income (loss), pro forma            $(267,764)   $ (27,174)   $(384,332)   $ 151,121
                                        =========    =========    =========    =========

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. Effective October 1, 2002, Amtech adopted SFAS No. 146. The adoption of SFAS No. 146 did not have an effect on Amtech's financial position or operating results.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" amends SFAS No. 123, "Accounting for Stock - Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock - based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock - based compensation. Effective January 1, 2003, Amtech adopted SFAS No.
148. The adoption of SFAS No. 148 did not have an effect on Amtech's financial position or operating results.

In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Amtech does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that a Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Amtech currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have a material effect on Amtech's financial position or operating results.

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

DOCUMENTS TO REVIEW IN CONNECTION WITH MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the Financial Statements and Notes and the section entitled "Item 7: Management's Discussion and Analysis - Trends, Risks and Uncertainties" in our last filed Annual Report on Form 10- K for a more complete understanding of our financial position and results of operations for the three and six month period ended March 31, 2003.

RESULTS OF OPERATIONS

     Amtech develops, manufactures, markets and services a range of semiconductor wafer manufacturing and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two segments: the semiconductor equipment segment which offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces and services to semiconductor manufacturers; and the polishing supplies segment, which offers supplies, including carriers and templates, and equipment for lapping and polishing, some of the last steps in the manufacture of silicon wafers. Demand for Amtech's products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global and regional economic conditions; 2) supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and microelectrical mechanical systems (MEMS), including optical components; and 3) the profitability and capital resources of potential customers in these industries. For this and other reasons, Amtech's results of operations for past periods may not necessarily be indicative of future operating results.

     Amtech's orders tend to be more volatile than its revenue as any change in demand is reflected immediately in the orders booked, which are net of order cancellations, while revenues tend to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenue under the Company's accounting policy for revenue recognition.

     During  the  third  quarter  of  fiscal  2000  Amtech's  orders  reached  a historical high. Beginning in the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in net demand for manufacturing equipment. Inventory buildups in telecommunications products, slower than expected personal computer sales and slow global economic growth for electronic products caused many semiconductor manufacturers to reevaluate their capital spending plans and reduce the placement of new orders, while rescheduling or canceling existing orders. This decline in demand continued throughout fiscal 2001 and the first half of fiscal 2002, due to continued weakness in the macro-economic climate. Amtech believes its order backlog and revenue reached the lowest point of the cycle during the fiscal quarter ended March 31, 2002.

     During the third and fourth quarters of fiscal 2002, the semiconductor industry recovered modestly and semiconductor wafer manufacturers continued spending on equipment for producing 300mm wafers, resulting in increased orders, shipments and backlog as compared to the second quarter of fiscal 2002. New orders, shipments, revenue and backlog were volatile during this period and are shown in the table below:

                                              Fiscal Quarter
                             -------------------------------------------------       Fiscal
                               First        Second       Third         Fourth         Year
                             --------      --------     --------      --------      --------
2003:
   New orders (2)            $  2,165      $  6,477           --            --            --
   Shipments                    4,359         4,785           --            --            --
   Revenue                      4,329         5,448           --            --            --
   Ending backlog               5,748         6,777           --            --            --

2002:
   New orders (2)               2,213           519        6,132         5,626        14,490
   Shipments                    4,373         3,983        4,189         4,925        17,470
   Revenue                      5,457         5,577        4,447         5,052        20,533
   Ending backlog            $ 10,711      $  5,653     $  7,338      $  7,912            --

2001
   New orders (2)               4,361         7,783        2,750         3,788        18,682
   Shipments                    6,882         7,025        6,053         3,742        23,702
   Revenue                      3,603         6,803        8,023         4,423        22,852
   Ending backlog              18,883(1)     19,863       14,590        13,955

2000:
   New orders (2)               4,254         4,843       14,400         6,270        29,767
   Shipments                    3,863         4,549        4,693         5,922        19,027
   Revenue                      3,863         4,549        4,693         5,922        19,027
   Ending backlog            $  4,150      $  4,444     $ 14,151      $ 14,499

(1) The deferred revenue included in the cumulative effect of the change in the revenue recognition accounting policy as of October 1, 2000 was $3.6 million, which accounts for the difference between the backlog as of the end of 2000 and the beginning of 2001. The amounts for fiscal 2000 were not restated.
(2)  New orders are net of cancellations.

     Interest in the Company's products during the second quarter of fiscal 2003 resulted in $6.5 million in new orders. While interest in the company's products remains, as evidenced by the quotation activity and the number of specification meetings with customers, future order levels are expected to remain volatile and on average are not likely to exceed the $6.5 million per quarter level until there is clear evidence of improvement in the general economy and the semiconductor industry. However, as a result of the ongoing economic weakness in the global semiconductor market and geopolitical uncertainties, there can be no assurance that the Company will be able to maintain order bookings at the level experienced in the second quarter of fiscal 2003.

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

                                        Three Months Ended     Six Months Ended
                                             March 31,             March 31,
                                          ---------------       ---------------
                                          2003       2002       2003       2002
                                          ----       ----       ----       ----
Net revenue                                100%       100%       100%       100%
Cost of product sales                       83         76         81         76
     Gross margin                           17         24         19         24

Selling, general and
 administrative expenses                    23         25         23         22
Research and development                     2          1          2          1
                                          ----       ----       ----       ----
     Operating income (loss)                (8)%       (1)%       (6)%        1%
                                          ====       ====       ====       ====

Based upon the current order backlog and estimates of future bookings, we expect revenue for the second half of fiscal 2003 to approximate the first half of the year. However, based upon customer delivery schedules, we anticipate 40% of that revenue will be realized in the third quarter and 60% will be realized in the fourth quarter of fiscal 2003.

     REVENUES. Amtech's total revenue for the three and six months ended March 31, 2003 was $5.4 and $9.8 million, respectively, compared to $5.6 and $11.0 million, respectively, for the same periods in fiscal 2002. This represented a decrease from fiscal 2002 to 2003 of 4% and 11%, respectively. Revenues for the second quarter of fiscal 2003 were $1.1 million, or 26%, higher than for the first quarter of fiscal 2003. Revenues in the polishing supplies segment increased by 13% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 and also in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. However, these increases in revenue of the polishing segment were offset by a 6% and 18% respective decrease in the semiconductor segment when comparing the second quarter of fiscal 2003 to the second quarter of fiscal 2002 and the first half of fiscal 2003 to the first half of fiscal 2002. The higher revenue during the first half of fiscal 2002 was due to the $14.0 million order backlog at the beginning of that fiscal year. We continue to believe that for the foreseeable future the order backlog will remain above the $5.7 million level of March 31, 2002.

     Based upon the current order backlog and estimates of future bookings, we expect revenue for the second half of the current fiscal year to approximate the first half of the year. However, based upon customer delivery schedules, we anticipate significantly lower revenues in the third quarter, with a rebound in the fourth quarter.

     GROSS MARGINS. Consolidated gross margin for the three and six months ended March 31, 2003 was $.9 and $1.8 million, compared to $1.3 million and $2.7 million for the same periods in fiscal 2002, representing decreases of $.4 million and $.9 million, or 31% and 33%, respectively. The decline in gross margins is primarily due to increased pricing pressure in the semiconductor segment. In the first quarter and six months of fiscal 2003, the gross margin of the semiconductor equipment segment decreased to 15% and 19% of sales from 25% and 26% of sales in the first quarter and six months of 2002, respectively. The gross margin of the polishing supplies segment remained fairly consistent when comparing fiscal 2002 to 2003, at approximately 24% and 19% of revenue in the first quarter and six months of fiscal 2003 compared to 22% and 18% in the comparable periods of fiscal 2002. Amtech's gross margins and their percentage of revenue have significantly fluctuated in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, product mix and overhead absorption levels. Mix has a particularly significant affect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter has an effective gross margin of 100%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the quarter ended March 31, 2003 declined $.2 million, to $1.2 million compared to $1.4 million in the quarter ended March 31, 2002. This reduction was consistent with the $.1 million decrease in selling, general and administrative expenses for the six months ended March 31, 2002 which were $2.3 million compared to $2.4 million in the six months ended March 31, 2002. The decrease was due to continuing efforts at cost reductions. Selling, general and administrative expenses as a percentage of revenue represented 23% for both the three and six months ended March 31, 2003 compared to 24% and 22%, respectively, for the comparable periods in fiscal 2002.

     RESEARCH AND DEVELOPMENT EXPENSES. During the three and six months ended March 31, 2003 and 2002, research and development expenses were fairly consistent, at approximately $.1 million each quarter. During the past few fiscal years, the most significant project included in research and development expenses has been the development of a new technology asher pursuant to a joint product development agreement with PSK Tech. The results of the feasibility work on the new technology asher with PSK Tech have been encouraging. However, continued improvements in existing technologies have delayed our customers' potential requirements for this product and thus further development is also being delayed.

     OPERATING INCOME (LOSS). Operating income or (loss) for the three and six months of fiscal 2003 was a loss of $.4 million, or (8)% of revenue, and a loss of $.6 million, or (6)% of revenue, compared to a loss of $70,000, or (1)% of revenue, and a profit of $.2 million, or 1% of revenue, for the same periods of fiscal 2002. Operating profit declined in 2003 due primarily to the decline gross margin in the semiconductor segment.

     INCOME TAX PROVISION. During the first quarter and six months of fiscal 2003, Amtech recorded an income tax benefit of $.1 million and $.2 million, respectively. The effective rate stated as a percentage of loss before income taxes was 34% and 35%, respectively for these periods. During the first quarter and six months of fiscal 2002, Amtech recorded an income tax benefit of less than $.1 million and a provision of less than $.1 million, respectively. The effective rate stated as a percentage of income or loss before income taxes was 22% and 35%, respectively for these periods in fiscal 2002. Amtech's future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of pre-tax income, non-tax deductible expenses and the effectiveness of its tax planning strategies.

     NET INCOME. The net loss for the first three and six months of fiscal 2003 was $.3 million and $.4 million, respectively. The net loss per diluted share was ($.10) and ($.14), respectively, for these periods. Net income (loss) for the first three and six months of fiscal 2002 was a loss of less than $.1 million and income of $.1 million, respectively. Net income (loss) per diluted share was ($.01) and $.05, respectively, for the periods.

     BACKLOG. At March 31, 2003, the order backlog was $6.8 million, an increase of $1.1 million, or 19%, from the $5.7 million backlog at December 31, 2002. The orders included in Amtech's backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. The backlog also includes deferred revenue. Amtech schedules production of its systems based on order backlog and customer commitments. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, Amtech's backlog at any particular date is not necessarily indicative of actual revenue for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on Amtech's business and results of operations. In addition, a backlog does not provide any assurance that Amtech will realize a profit from those orders or indicate in which period revenue will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had $7.1 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $8.0 million at September 30, 2002, a decrease of approximately $.9 million. The Company continues to believe that there is sufficient available liquidity and capital resources for its existing operations and expansion plans.

     CASH FLOW. The $.9 million net decrease in cash during the six months ended March 31, 2003 approximates the $1.2 million cash flow used in operations. The $1.2 million cash flow used in operations primarily resulted from the $.4 million net loss, a $.6 million increase in refundable income taxes and a $.2 million increase in accounts receivable. Investing activities consisted of capital expenditures of less than $.1 million in the aggregate. Financing activities consisted of $.2 million in additional borrowings on the existing mortgage loan.

     At March 31, 2003, Amtech's principal source of liquidity consisted of $7.1 million of cash and cash equivalents. Since the only lien on the Company's assets is a $.5 million mortgage loan, management believes that significant amounts of additional liquidity are available from various financing sources. Amtech believes that it has sufficient liquidity for current operations and for at least certain elements of its growth strategy. One element of that strategy is the development of new products such as the proposed new technology asher, the costs and timing of which have yet to be determined. Another is the acquisition of product lines or businesses that complement the company's existing business. Amtech's currently available cash and short-term investments are expected to be sufficient for existing operations, planned research and development and possibly an acquisition, depending on size. However, significant unplanned development of new products, or larger acquisitions may require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

     REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers; the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers, equipment and processes, the Company recognizes equipment revenue upon shipment and transfer of title, and the holdback portion of the revenue that is contingent upon installation and acceptance, generally 10% - 20% of a system's selling price, is deferred until those activities are completed. Revenues and related costs for products that are shipped but do not meet this criteria are deferred and recognized when the equipment and processes are proven, generally upon customer acceptance or upon obtaining customer acceptance on at least two similar systems. Collection of the holdback portion of a system sale is often based on system acceptance or final installation. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers pending system acceptance or final installation. If some of our customers were to refuse to pay the remaining holdback, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting future operating results.

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

     INVENTORY VALUATION

     We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory. The provision is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. During 2003, 2002 and 2001, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. Demand for our products has fluctuated significantly and may do so in the future. This could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. In general, the Company's ratio of inventories to operating levels is above, and is expected to remain above, the historic norms due to order cancellations and the deferral of orders by customers. There can be no assurance that future developments will not necessitate further write-downs.

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

     WARRANTY

     The Company provides a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. A provision for the estimated cost of warranty is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and management believes that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31, 2003, there can be no assurance that we will continue to experience a similar level of predictability in regard to warranty costs we have in the past. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related discounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes were to occur in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairment to long-lived assets during fiscal 2002 or the first six months of fiscal 2003. Future adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the market place, poor operating results, inability to protect intellectual property or changing technologies and product obsolescence.

NEW ACCOUNTING PRONOUNCEMENTS

     On October 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. SFAS No. 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the year ended September 30, 2003, noting no indication of impairment associated with the recorded goodwill balance of $728,000 as of October 1, 2002.

     For comparative purposes, pro forma net income (loss) assuming SFAS No. 142 had been adopted in fiscal 2002 is as follows:

                                          Three Months Ended         Six Months Ended
                                               March 31,                 March 31,
                                        ----------------------    ----------------------
                                           2003         2002         2003         2002
                                        ---------    ---------    ---------    ---------
Net income (loss), as reported          $(267,764)   $ (38,607)   $(384,332)   $ 128,255
Amortization expense, net of tax               --       11,433           --       22,866
                                        ---------    ---------    ---------    ---------
Net income (loss), pro forma            $(267,764)   $ (27,174)   $(384,332)   $ 151,121
                                        =========    =========    =========    =========

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated after December 31, 2002. Effective October 1, 2002, Amtech adopted SFAS No. 146. The adoption of SFAS No. 146 did not have an effect on Amtech's financial position or operating results.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" amends SFAS No. 123, "Accounting for Stock - Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock - based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock - based compensation. Effective January 1, 2003, Amtech adopted SFAS No.
148. The adoption of SFAS No. 148 did not have an effect on Amtech's financial position or operating results.

     In November 2002, the EITF reached a consensus on issue 00-21, "Multiple - Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Amtech does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that a Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Amtech currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have a material effect on Amtech's financial position or operating results.

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

     Amtech estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of March 31, 2003, Amtech did not hold any stand alone or separate derivative instruments. Amtech incurred a net foreign currency transaction gain of $.3 million for the first six months of fiscal 2003 compared to a loss of $.1 million for the same period in fiscal 2002. Amtech's investment in and advances to its Netherlands' operation totals $3.1 million as of March 31, 2003. A 10% change in the value of the Euro relative to the United States dollar would cause a $.3 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

     When the value of the Euro declines relative to the value of the United States dollar, operations in The Netherlands can be more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. When the value of the Euro increases relative to the value of the United States dollar, operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in the Euro and to increase its purchases denominated in United States dollars. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations, Amtech does not hedge against the effects of exchange rate changes on future transactions. The Euro is at a relatively high value relative to the United States dollar at March 31, 2003, giving Amtech's operation based in The Netherlands a competitive disadvantage over other suppliers based in the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 2003, the Company held its annual meeting of shareholders at which 2,473,560, or 92%, of the 2,689,571 shares outstanding were represented, either by proxy or those persons in attendance at the meeting. The following persons were elected to the board of directors with shares voted as follows:

     Election of Directors                For            Withheld
     ---------------------             ---------         --------
     Jong S. Whang                     2,458,901          14,899
     Robert T. Hass                    2,458,835          14,873
     Alvin Katz                        2,456,123          17,267
     Bruce R. Thaw                     2,458,544          14,798

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

     Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMTECH SYSTEMS, INC.

By /s/ Robert T. Hass                                     Dated: May 15, 2003
   ------------------------------------------                    ------------
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

Date: May 15, 2003                      By: /s/ Jong S. Whang
                                            ------------------------------------
                                            Jong S. Whang, President

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

Date: May 15, 2003                      By: /s/ Robert T. Hass
                                            ------------------------------------
                                            Robert T. Hass, Vice President -
                                            Finance and Chief Financial Officer

                                  EXHIBIT INDEX
                                                                        PAGE OR
EXHIBIT                                                                METHOD OF
NUMBER                 DESCRIPTION                                      FILING
------                 -----------                                      ------
99.1      Certification of Principal Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002                    *


99.2      Certification of Principal Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002                    *

*    Filed herewith.