Form 10-Q
period 2003-06-30
AMTECH SYSTEMS INC
filed 2003-08-20
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-11412

AMTECH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Arizona	86-0411215

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 South Clark Drive, Tempe, Arizona	85281

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 480-967-5146

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Shares of Common Stock outstanding as of August 3, 2003: 2,695,321

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Caution Regarding Forward-Looking Statements
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Pronouncements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX
Ex-31.1
EX-31.2
EX-32.1
EX-32.2

AMTECH SYSTEMS, INC.
AND SUBSIDIARIES

Page

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2003 and September 30, 2002	3
Condensed Consolidated Statements of Operations – Three and Nine Months Ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows – Nine Months Ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements	13
Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations	13
Results of Operations	13
Liquidity and Capital Resources	18
Critical Accounting Policies	19
New Accounting Pronouncements	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	24
SIGNATURE	24
EXHIBIT INDEX	25
EXHIBIT 31.1 - Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	26
EXHIBIT 31.2 - Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	27
EXHIBIT 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28
EXHIBIT 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,584,253	$8,045,663
Accounts receivable — net	2,732,846	2,556,165
Inventories	4,527,031	3,020,890
Deferred income taxes	1,162,000	1,044,000
Prepaid expenses and other current assets	430,148	221,449
Income taxes receivable	428,000	—

Total current assets	16,864,278	14,888,167
PROPERTY, PLANT AND EQUIPMENT — net	1,506,245	1,642,084
DEFERRED INCOME TAXES	144,000	88,000
GOODWILL AND OTHER ASSETS — net	767,180	774,849

Total assets	$19,281,703	$17,393,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,251,599	$891,640
Accrued compensation and related taxes	622,277	653,045
Accrued warranty expense	241,886	262,573
Deferred profit	377,080	479,964
Customer deposits	1,760,913	91,417
Income taxes payable	—	37,000
Other accrued liabilities	316,803	306,601

Total current liabilities	4,570,558	2,722,240

DEFERRED PROFIT — LONG TERM	—	199,966
LONG-TERM OBLIGATIONS	555,226	259,217

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock; no specified terms; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 2,695,321 and 2,688,571 shares issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	26,953	26,886
Additional paid-in capital	12,868,744	12,859,715
Accumulated other comprehensive income (loss) - Cumulative foreign currency translation adjustment	260,830	(179,639)
Retained earnings	999,392	1,504,715

Total stockholders’ equity	14,155,919	14,211,677

Total liabilities and stockholders’ equity	$19,281,703	$17,393,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$3,621,596	$4,446,385	$13,398,421	$15,480,615
Cost of revenue	2,636,487	3,179,271	10,587,573	11,534,347

Gross margin	985,109	1,267,114	2,810,848	3,946,268
Selling, general and administrative	1,095,591	1,002,094	3,362,441	3,389,209
Research and development	84,536	84,714	245,907	234,098

Operating income (loss)	(195,018)	180,306	(797,500)	322,961
Interest income — net	15,027	24,135	30,177	79,735

Income (loss) before income taxes	(179,991)	204,441	(767,323)	402,696
Income tax provision (benefit)	(59,000)	70,000	(262,000)	140,000

NET INCOME (LOSS)	$(120,991)	$134,441	$(505,323)	$262,696

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(.04)	$.05	$(.19)	$.10
Weighted average shares outstanding	2,694,689	2,682,491	2,691,087	2,681,639
Diluted earnings (loss) per share	$(.04)	$.05	$(.19)	$.09
Weighted average shares outstanding	2,694,689	2,770,678	2,691,087	2,781,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(505,323)	$262,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	377,275	324,907
Provision for doubtful accounts	12,984	26,955
Deferred income taxes	(174,000)	—
Decrease (increase) in:
Accounts receivable	(3,546)	644,496
Inventories	(1,199,566)	683,458
Prepaid expenses and other assets	(174,100)	(52,147)
Increase (decrease) in:
Accounts payable	256,892	(24,369)
Accrued liabilities and customer deposits	1,420,525	(535,612)
Deferred profit	(348,034)	(563,240)
Income taxes payable (receivable)	(474,880)	53,816

Net Cash Provided By (Used In) Operating Activities	(811,773)	820,960

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(119,652)	(257,378)

Net Cash Used In Investing Activities	(119,652)	(257,378)

FINANCING ACTIVITIES:
Proceeds from warrant and stock option exercises	9,096	4,991
Borrowing on mortgage loan	252,360	—

Net Cash Provided By Financing Activities	261,456	4,991

EFFECT OF EXCHANGE RATE CHANGES ON CASH	208,559	9,601

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(461,410)	578,174
Beginning of period	8,045,663	5,998,120

END OF PERIOD CASH AND CASH EQUIVALENTS	$7,584,253	$6,576,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,177	$6,946
Income taxes paid	$347,000	$146,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Amtech Systems, Inc. and its wholly-owned subsidiaries, Tempress Systems, Inc., based in Heerde, The Netherlands, and P. R. Hoffman Machine Products, Inc. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain amounts have been reclassified to conform to the current presentation.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The consolidated results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

     2.     STOCK-BASED COMPENSATION:

The Company has five stock-based employee compensation plans, which are summarized in the table below. Amtech accounts for these plans using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issues to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s stock-based employee compensation plans are as follows:

	Shares
Name of Plan	Authorized	Plan Expiration

Director Stock Purchase Agreements (pre-1996)	10,000	90 days after board member termination
Non-Employee Directors Stock Option Plan	100,000	December 21, 2005
Amended and Restated 1995 Stock Option and 1995 Stock Bonus Plan	160,000	October 5, 2005
1998 Employee Stock Option Plan	500,000	January 30, 2008

Qualified stock options issued under the terms of the plans have or will have an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2013. Options issued in fiscal years 2003, 2002 and 2001 vest at the rate of 20% — 33% per year. As of June 30, 2003 and 2002, the Company had 201,833 and 261,008 stock options, respectively, available for grant under the plans.

The stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,

	2003		2002

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of period	434,567	$4.78	386,617	$4.56
Granted	16,000	3.11	30,000	3.81
Terminated	9,333	6.57
Exercised	6,750	1.35	3,800	1.31

Outstanding at end of period	434,484	4.73	412,817	4.72

Exercisable at end of period	216,284	$4.03	151,218	$3.17
Weighted average fair value of options granted during the period	$1.03		$3.81

No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended June 30,

	2003	2002

Risk free interest rate	3.65% to 3.71%	4.9% to 5.3%
Expected life	4 years	4 to 6 years
Dividend rate	0%	0%
Expected volatility	32% to 44%	61%

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(120,991)	$134,441	$(505,323)	$262,696
Less pro forma compensation expense, net of tax	(51,674)	(54,649)	(154,491)	(163,947)

Pro forma net income (loss)	$(172,665)	$79,792	$(659,814)	$98,749

Earnings (loss) per share:
Basic – as reported	$(.04)	$.05	$(.19)	$.10
Basic – pro forma	$(.06)	$.03	$(.25)	$.04
Diluted – as reported	$(.04)	$.05	$(.19)	$.09
Diluted – pro forma	$(.06)	$.03	$(.25)	$.04

The following table summarizes information about stock options outstanding at June 30, 2003:

	Outstanding Stock Options			Exercisable Options

			Weighted Average
		Remaining			Weighted Average
Exercise	Number Outstanding	Contractual	Exercise	Number Exercisable
Price	at June 30, 2003	Life	Price	at June 30, 2003	Exercise Price

$1.13–1.49	73,017	3.18	$1.13	71,017	$1.13
1.50 – 1.99	15,500	5.41	1.50	12,000	1.50
2.00 – 3.24	12,300	8.78	2.83	900	2.00
3.25 – 4.24	11,000	8.27	3.25	3,000	3.25
4.25 – 5.49	95,000	7.86	4.42	33,500	4.42
5.50 – 6.49	44,667	7.41	5.82	21,533	5.83
6.50 – 6.99	183,000	7.54	6.55	74,334	6.56

	434,484			216,284

3. DEFERRED PROFIT

     The components of deferred profit are as follows:

	June 30, 2003			September 30, 2002

	Deferred	Deferred	Deferred	Deferred	Deferred	Deferred
	Revenue	Costs	Profit	Revenue	Costs	Profit

Systems awaiting Installation	$378,092	$1,012	$377,080	$992,600	$762,285	$230,315
Systems awaiting final acceptance	—	—	—	449,615	—	449,615

Total	$378,092	$1,012	$377,080	$1,442,215	$762,285	$679,930

4. INVENTORIES

The components of inventories are as follows:

	June 30,	September 30,
	2003	2002

Purchased parts and raw materials	$1,926,222	$1,720,728
Work-in-process	2,159,013	534,057
Finished goods	441,796	766,105

Totals	$4,527,031	$3,020,890

5. CONCENTRATIONS OF RISK

As of June 30, 2003, accounts receivable from two customers exceeded 10% of the total accounts receivable. The receivable from Customer A represented 30% and the receivable from Customer B represented 16%, respectively, of the total accounts receivable as of June 30, 2003. Both of these accounts were collected in full subsequent to that date. In addition, approximately 64% of the work-in-process inventory is attributable to a single customer. That customer’s orders are scheduled to ship in the fourth fiscal quarter of 2003.

6. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(120,991)	$134,441	$(505,323)	$262,696
Foreign currency translation adjustment	146,991	312,771	440,469	221,397

Comprehensive income (loss)	$26,000	$447,212	$(64,854)	$484,093

7. EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(120,991)	$134,441	$(505,323)	$262,696
Weighted average Shares outstanding:
Common shares	2,694,689	2,682,491	2,691,087	2,681,639
Common equivalents	—	88,187	—	100,076

	2,694,689	2,770,678	2,691,087	2,781,715

Earnings (Loss) Per Share:

Basic	$(.04)	$.05	$(.19)	$.10
Diluted	$(.04)	$.05	$(.19)	$.09

For the three and nine months ended June 30, 2003 and 2002, 434,484; 434,484; 234,700 and 69,700 shares, respectively, were excluded from the earnings (loss) per share calculation. These options are not classified as common equivalents in the above table as they are either antidilutive due to the net loss for the period or their exercise price exceeds the average market price for the period.

8. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two business segments, semiconductor equipment and polishing supplies. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. Also aggregated in the semiconductor equipment segment are the manufacturing support service business and any difference between the planned corporate expenses, which are allocated to the segments based upon their revenue and the Company’s investment in each, and actual corporate expenses. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer thin materials, including silicon wafers used in the production of semiconductors. Information concerning the Company’s business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Semiconductor equipment	$2,216,132	$2,922,386	$9,456,073	$11,711,301
Polishing supplies	1,405,464	1,523,999	3,942,348	3,769,314

	$3,621,596	$4,446,385	$13,398,421	$15,480,615

Operating income (loss)
Semiconductor equipment	$(214,226)	$156,586	$(748,316)	$419,600
Polishing supplies	19,208	23,720	(49,184)	(96,639)

Total operating income (loss)	(195,018)	180,306	(797,500)	322,961
Interest income – net	15,027	24,135	30,177	79,735

Income (loss) before income tax	$(179,991)	$204,441	$(767,323)	$402,696

9. LEGAL PROCEEDINGS

On or about August 31, 2000, a “P.R. Hoffman Machine Products” was one of eleven companies named in a legal action brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products, Inc. in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company’s asset acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company’s intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company’s business, results of operations or financial position.

10. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

11. NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. SFAS No. 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the quarter ended March 31, 2003, noting no indication of impairment associated with the recorded goodwill balance of $728,000 as of October 1, 2002.

For comparative purposes, pro forma net income (loss) assuming SFAS No. 142 had been adopted in fiscal 2002 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(120,991)	$134,441	$(505,323)	$262,696
Amortization expense, net of tax	—	11,433	—	34,299

Net income (loss), pro forma	$(120,991)	$145,874	$(505,323)	$296,995

In November 2002, the EITF reached a consensus on issue 00-21, “Multiple – Deliverable Revenue Arrangements” (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Amtech does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that a Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Amtech believes it currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation is not expected to have a material effect on Amtech’s financial position or operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

     Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q or made by management of Amtech Systems, Inc. and its subsidiaries (“Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “might,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “possible,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 7: Management’s Discussion and Analysis — Trends, Risks and Uncertainties” in Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated herein by reference. These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the Financial Statements and Notes and the section entitled “Item 7: Management’s Discussion and Analysis — Trends, Risks and Uncertainties” in our last filed Annual Report on Form 10- K for a more complete understanding of our financial position and results of operations for the three and nine month period ended June 30, 2003.

Results of Operations

     Amtech develops, manufactures, markets and services a range of semiconductor wafer manufacturing and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two segments: the semiconductor equipment segment which offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces and services to semiconductor manufacturers; and the polishing supplies segment, which offers supplies, including carriers and templates, and equipment for lapping and polishing, some of the last steps in the manufacture of silicon wafers. Demand for Amtech’s products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global and regional economic conditions; 2) supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and microelectrical mechanical systems (MEMS), including optical components; and 3) the profitability and capital resources of potential customers in these industries. For this and other reasons, Amtech’s results of operations for past periods may not necessarily be indicative of future operating results.

     Amtech’s orders tend to be more volatile than its revenue as any change in demand is reflected immediately in the orders booked, which are net of order cancellations, while revenues tend to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenue under the Company’s accounting policy for revenue recognition.

     During the third quarter of fiscal 2000 Amtech’s orders reached a historical high. Beginning in the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in net demand for manufacturing equipment. Inventory buildups in telecommunications products, slower than expected personal computer sales and slow global economic growth for electronic products caused many semiconductor manufacturers to reevaluate their capital spending plans and reduce the placement of new orders, while rescheduling or canceling existing orders. This decline in demand continued throughout fiscal 2001 and the first half of fiscal 2002, due to continued weakness in the macro-economic climate. Amtech believes its order backlog reached the lowest point of the economic cycle during the fiscal quarter ended March 31, 2002.

     During the third and fourth quarters of fiscal 2002, the semiconductor industry recovered modestly and semiconductor wafer manufacturers continued spending on equipment for producing 300mm wafers, resulting in increased orders, shipments and backlog as compared to the second quarter of fiscal 2002. New orders, shipments, revenue and backlog were volatile during this period and are shown in the table below (in thousands):

	Fiscal Quarter

	First	Second	Third	Fourth	Fiscal Year

2003:
New orders(2)	$2,165	$6,477	$7,498	—	—
Shipments	4,359	4,785	3,396	—	—
Revenue	4,329	5,448	3,622	—	—
Ending backlog	5,748	6,777	10,653	—	—
2002:
New orders (2)	2,213	519	6,132	$5,626	$14,490
Shipments	4,373	3,983	4,189	4,925	17,470
Revenue	5,457	5,577	4,447	5,052	$20,533
Ending backlog	$10,711	$5,653	$7,338	$7,912

2001:
New orders(2)	4,361		7,783	2,750	3,788	18,682
Shipments	6,882		7,025	6,053	3,742	23,702
Revenue	3,603		6,803	8,023	4,423	22,852
Ending backlog	18,883	(1)	19,863	14,590	13,955
2000:
New orders(2)	4,254		4,843	14,400	6,270	29,767
Shipments	3,863		4,549	4,693	5,922	19,027
Revenue	3,863		4,549	4,693	5,922	19,027
Ending backlog	$4,150		$4,444	$14,151	$14,499

(1)	The deferred revenue included in the cumulative effect of the change in the revenue recognition accounting policy as of October 1, 2000 was $3.6 million, which accounts for the difference between the backlog as of the end of 2000 and the beginning of 2001. The amounts for fiscal 2000 were not restated.

(2)	New orders are net of cancellations.

     While orders for the Company’s products increased significantly during the second and third quarters of the current fiscal year, future order levels are expected to remain volatile until there is clear evidence of improvement in the general economy and the semiconductor industry. Orders, net of cancellation, for the first nine months of fiscal 2003 were approximately $16.1 million, compared to $8.9 million of orders for the comparable period in fiscal 2002. The backlog was $10.7 million as of June 30, 2003, which is expected to result in over $6.0 million of shipments and revenue in the fourth quarter ending September 30, 2003. However, as a result of the ongoing economic weakness in the global semiconductor market and geopolitical uncertainties, there can be no assurance that the Company will be able to maintain order bookings at the level experienced in the past two fiscal quarters.

     The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	100%	100%	100%	100%
Cost of product revenue	73	72	79	74

Gross margin	27	28	21	26
Selling, general and administrative expenses	30	22	25	22
Research and development	2	2	2	2

Operating income (loss)	(5)%	4%	(6)%	2%

     Revenue. Amtech’s total revenue for the three and nine months ended June 30, 2003 was $3.6 million and $13.4 million, respectively, compared to $4.4 million and $15.5 million, respectively, for the same periods in fiscal 2002. This represented a decrease from the three and nine months periods of fiscal 2002 to the comparable periods in fiscal 2003 of 18% and 14%, respectively. Revenues for the third quarter of fiscal 2003 declined by $1.8 million, or 33%, compared to the second quarter of fiscal 2003 primarily due to the scheduled delivery dates in the backlog at the beginning of the quarter dictated a lower level of deliveries in the third quarter of fiscal 2003 and the higher deliveries anticipated for the fourth quarter of the current fiscal year.

     Revenue of the polishing supplies segment during the third quarter of fiscal 2003 decreased 8% to $1.4 million compared to the third quarter of fiscal 2002, reflecting a slight retreat from the modest and very tentative recovery that began and was most pronounced in the third quarter of fiscal 2002. The polishing segments’ revenue increased by 5% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, as the recovery began before the first half of fiscal 2002 and retreated only slightly during the fiscal 2003 period.

     The semiconductor equipment segment experienced a 24% and 19% respective decrease in revenue in the third quarter and first nine month of fiscal 2003, compared to the third quarter and the first nine months of fiscal 2002, respectively. This segment’s decrease in revenue to $2.2 million that occurred during the third quarter of fiscal 2003 is primarily due to the lower level of orders at the beginning of the quarter that were scheduled to ship that quarter. The decline in revenue in the first nine months of fiscal 2003 compared to the corresponding period in fiscal 2002 is partially due to delivery schedules referred to above, but more significantly to the recognition of revenue in fiscal 2002 that had been deferred from fiscal 2001, the year in which the Company changed its method of revenue recognition. As Amtech increased its focus on installations and obtaining final acceptance and revised its contract terms regarding holdbacks in fiscal 2002, the Company recognized a significant amount revenue that had been deferred from fiscal 2001 shipments, causing a decline in the amount of deferred revenue available to be recognized in fiscal 2003. As a result of the higher level of this segment’s shipments scheduled for the fourth quarter of fiscal 2003, we expect the semiconductor equipment segment revenue in that quarter to be at least $4.7 million. This illustrates the volatility we expect to experience until there is clear evidence of improvement in the general economy and the semiconductor industry. Consistent with industry trends, North American demand for this segment’s products has been much lower during fiscal 2003 than in fiscal 2002. While that has been offset by increased demand coming from Asia, there is intense competition for those orders, leading to lower prices and margins.

     Gross Margins. Consolidated gross margins for the three and nine months ended June 30, 2003 were $1.0 million and $2.8 million, respectively, compared to $1.3 million and $3.9 million for the same periods in fiscal 2002, representing decreases of $.3 million and $1.1 million, or 23% and 28%, respectively. The decline in gross margins is primarily due to the declines in shipments, decreases in recognized profit from deferred revenue and increased pricing pressure in the semiconductor segment, as discussed above. In the third quarter and first nine months of fiscal 2003, the gross margin of the semiconductor equipment segment decreased to 30% and 21% of revenue, respectively, from 32% and 28% of revenue in the third quarter and first nine months of 2002, respectively, for the same reasons. The gross margin of the polishing supplies segment remained fairly consistent when comparing fiscal 2002 to 2003, at approximately 22% and 20% of revenue in the third quarter and first nine months of fiscal 2003, compared to 21% and 19% in the comparable periods of fiscal 2002. Amtech’s gross margins and their percentage of revenue have significantly fluctuated in the past and will continue to fluctuate based on several factors including the volatility of orders and customer delivery schedules, severity and duration of the current industry downturn, particularly in North America, the timing of revenue recognition, product mix and overhead absorption levels. The timing of revenue recognition has a particularly significant affect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter revenue has a significantly higher gross margin.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the quarter ended June 30, 2003 and 2002 were $1.1 million and $1.0 million, respectively. That small increase in expenses was primarily caused by commission expenses, which tend to be higher in Asia, where most, if not all, orders are obtained through sales representatives. As long as sales in North America remain weak and a higher percentage of sales are from Asia, commissions will put upward pressure on these expenses. Selling, general and administrative expenses for the nine months ended June 30, 2003 and 2002 were constant at $3.4 million. During the nine months ended June 30, 2003, commission expenses increased by $.3 million from the same period in the prior fiscal year, which was offset by reductions in other expenses, primarily bad debt expense. Selling, general and administrative expenses as a percentage of revenue represented 30% and 25% for three and nine months ended June 30, 2003, compared to 22% and 22%, respectively, for the comparable periods in fiscal 2002.

     Research and Development Expenses. During the three and nine months ended June 30, 2003 and 2002, research and development expenses were fairly consistent, at slightly less than $.1 million each quarter. During the past few fiscal years, the most significant project included in research and development expenses has been the development of a new technology asher pursuant to a joint product development agreement with PSK Tech. The results of the feasibility work on the new technology asher were encouraging. However, continued improvements in existing technologies have delayed our customers’ potential requirements for this product and thus further development has been delayed.

     Operating Income (Loss). Operating income (loss) for the third quarter and first nine months of fiscal 2003 was a loss of $.2 million, or (5)% of revenue, and a loss of $.8 million, or (6)% of revenue, respectively, compared to income of $.2 million, or 4% of revenue, and income of $.3 million, or 2% of revenue, for the same periods of fiscal 2002. Operating profit declined in 2003 due primarily to the decline in revenue and gross margins in the semiconductor segment.

     Income Tax Provision. During the third quarter and nine months of fiscal 2003, Amtech recorded an income tax benefit of less than $.1 million and $.3 million, respectively. The effective rate as a percentage of loss before income taxes was 33% and 34%, respectively for these periods. During the third quarter and nine months of fiscal 2002, Amtech recorded an income tax expense of less than $.1 million and $.2 million, respectively. The effective rate stated as a percentage of income before income taxes was 34% and 35%, respectively, for the comparable periods in fiscal 2002. Amtech’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of pre-tax income, non-tax deductible expenses and the effectiveness of its tax planning strategies.

     Net Income (Loss). The net loss for the third quarter and nine months of fiscal 2003 was $.1 million and $.5 million, respectively. The net loss per share was ($.04) and ($.19), respectively. Net income for the third quarter and nine months of fiscal 2002 was income of $.1 million and $.3 million, respectively. Net income per diluted share was $.05 and $.09, respectively, for those periods in 2002.

     Backlog. At June 30, 2003, the order backlog was approximately $10.7 million, an increase of $3.9 million, or 57%, from the $6.8 million backlog at March 31, 2003. Two customers, one located in Europe and the other in Asia, account for 52% of the $10.7 million backlog as of June 30, 2003. The European customer’s order represents 29% and the Asian customer’s order represents 23% of the June 30, 2003 backlog. The orders included in Amtech’s backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. The backlog also includes deferred revenue. Amtech schedules production of its systems based on order backlog and customer commitments. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to the timing of customer commitments, possible customer changes in delivery schedules and cancellations of orders, Amtech’s backlog at any particular date is not necessarily indicative of actual revenue for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on Amtech’s business and results of operations. In addition, a backlog does not provide any assurance that Amtech will realize a profit from those orders or indicate in which period revenue will be recognized.

Liquidity and Capital Resources

     At June 30, 2003, the Company had $7.6 million of readily available liquidity in the form of cash and cash equivalents, compared to cash and equivalents of $7.1 million and $8.0 million at March 31, 2003 and September 30, 2002, respectively. The Company continues to believe that there is sufficient available liquidity and capital resources for its existing operations and expansion plans.

     Cash Flow. The $.5 million net decrease in cash during the nine months ended June 30, 2003 results from approximately $.8 million of cash flow used in operations and $.1 million of cash invested in plant and equipment, which were partially offset by $.3 million generated by increasing the mortgage on the building in The Netherlands and $.2 million of cash resulting from changes in foreign exchange rates. The $.8 million cash flow used in operations primarily resulted from the $.5 million increase in refundable income taxes. Also, the use of cash represented by the $.5 million net loss and the $.3 million decrease in deferred profit, was only partially offset by $.4 million of amortization and depreciation. The $1.2 million invested in inventories, primarily work-in-process, was more than fully funded by the $1.4 million increase in accrued liabilities and more importantly customer deposits.

     At June 30, 2003, Amtech’s principal source of liquidity consisted of $7.6 million of cash and cash equivalents. Since the only lien on the Company’s assets is a $.6 million mortgage loan, management believes that significant amounts of additional other liquidity are available from various financing sources. Amtech believes that it has sufficient liquidity for current operations and for at least certain elements of its growth strategy. One element of that strategy is the development of new products such as the proposed new technology asher, the costs of which are currently being deferred. Another is the acquisition of product lines or businesses that complement the Company’s existing business. Amtech’s currently available cash and short-term investments are expected to be sufficient for existing operations, planned research and development and possibly an acquisition, depending on size. However, significant unplanned development of new products, or larger acquisitions may require additional capital resources, which are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of inventory, accounts receivable and warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the critical accounting policies discussed below affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists; title transfers; the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of the Company’s product sales are accounted for as multiple element arrangements. For the semiconductor equipment segment, if the Company has met defined customer specifications with similarly situated customers, equipment and processes, the Company recognizes equipment revenue upon shipment and transfer of title, and the holdback portion of the revenue that is contingent upon installation and acceptance, generally 10%-20% of a system’s selling price, is deferred until those activities are completed. In the event the portion of the revenue related to installation and start-up are due upon the passage of a fixed period of time, revenue equal to the estimated fair market value of the work to be performed and the costs incurred to date are deferred. Revenues and related costs for products that are shipped but do not meet this criteria are deferred and recognized when the equipment and processes are proven, generally upon customer acceptance or upon obtaining customer acceptance on at least two similar systems. Collection of the holdback portion of a system sale is often based on system acceptance or final installation. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers pending system acceptance or final installation. If some of our customers were to refuse to pay the remaining holdback, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting future operating results.

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

     Inventory Valuation

     We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory. The provision is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. During 2003, 2002 and 2001, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. Demand for our products has fluctuated significantly and may do so in the future. This could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. In general, the Company’s ratio of inventories to operating levels is above, and is expected to remain above, the historic norms due to order cancellations and the deferral of orders by customers. There can be no assurance that future developments will not necessitate further write-downs.

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

     Warranty

     The Company provides a limited warranty, generally twelve to twenty-four months, to all purchasers of its new products and systems. A provision for the estimated cost of warranty is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and management believes that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2003, there can be no assurance that we will continue to experience a similar level of predictability in regard to warranty costs we have in the past. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

     Impairment of Long-lived Assets

     We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related discounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes were to occur in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairment to long-lived assets during fiscal 2002 or the first nine months of fiscal 2003. Future adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the market place, poor operating results, inability to protect intellectual property or changing technologies and product obsolescence.

New Accounting Pronouncements

     On October 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. SFAS No. 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the year ended September 30, 2003, noting no indication of impairment associated with the recorded goodwill balance of $728,000 as of October 1, 2002.

     For comparative purposes, pro forma net income (loss) assuming SFAS No. 142 had been adopted in fiscal 2002 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(120,991)	$134,441	$(505,323)	$262,696
Amortization expense, net of tax	—	11,433	—	34,299

Net income (loss), pro forma	$(120,991)	$145,874	$(505,323)	$296,995

     In November 2002, the EITF reached a consensus on issue 00-21, “Multiple – Deliverable Revenue Arrangements” (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Amtech does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that a Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Amtech believes it currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation is not expected to have a material effect on Amtech’s financial position or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Amtech is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Its operations in the United States are conducted in United States dollars. Amtech’s operation in The Netherlands, a component of the semiconductor equipment segment, conducts business primarily in the Euro and the United States dollar. The functional currency of Amtech’s Netherlands operation is Euro.

     Amtech estimates that more than 95% of its transactions are denominated in one of its two functional currencies or currencies that have fixed exchange rates with one of its functional currencies. As of June 30, 2003, Amtech did not hold any stand alone or separate derivative instruments. Amtech incurred a net foreign currency transaction gain of $.1 million for the first nine months of fiscal 2003 compared to a gain of $.2 million for the same period in fiscal 2002. Amtech’s investment in and advances to its Netherlands’ operation totals $2.7 million as of June 30, 2003. A 10% change in the value of the Euro relative to the United States dollar would cause a $.3 million foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss). The Netherlands is also holding $.3 million in cash and accounts receivable that are denominated in United States dollars. A 10% change in the value of the Euro relative to the United States dollar would cause less than a $.1 million foreign currency transaction gain or loss.

     When the value of the Euro increases relative to the value of the United States dollar, as it has been during most of fiscal 2003, the operations in The Netherlands must raise prices to those customers that normally make purchases in United States dollars, in order to maintain the same profit margins. If this is not possible gross margins are eroded. When the value of the Euro is increasing relative to the United States dollar, this operation increases its efforts to have transactions denominated in the Euro and to increase its purchases of materials denominated in United States dollars. When the value of the Euro declines relative to the value of the United States dollar, operations in The Netherlands can become more competitive against the United States based equipment suppliers and the cost of purchases denominated in United States dollars become more expensive. Because it is difficult to predict the volume of dollar denominated transactions arising from The Netherlands operations, Amtech does not hedge against the effects of exchange rate changes on future transactions. The Euro is at a relatively high value relative to the United States dollar at June 30, 2003, giving Amtech’s operation based in The Netherlands a competitive disadvantage over other suppliers based in the United States and increasing the risk of an unfavorable foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss).

     The Company has a mortgage loan in the amount of $.5 million. The Company’s cash equivalents are at variable interest rates. The Company has no other significant risk from possible changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On or about August 31, 2000, a “P.R. Hoffman Machine Products” was one of 11 companies named in a legal action brought by North Middleton Township in Carlisle, Pennsylvania, the owner of a landfill allegedly found to be contaminated. No detailed allegations have been filed as part of this legal action, which appears to have been filed to preserve the right to file claims for contribution to the clean-up of the landfill at a later date. The Company acquired the assets of P.R. Hoffman Machine Products, Inc. in an asset transaction consummated on July 1, 1997. The landfill was closed and has not been used by P.R. Hoffman since sometime prior to completion of the Company’s acquisition. Therefore, the Company believes that the named company is the prior owner of the acquired assets. Under the terms of the Asset Purchase Agreement governing the acquisition, the prior owner, P.R. Hoffman Machine Products Corporation, is obligated to indemnify the Company for any breaches of its representations and warranties in the Asset Purchase Agreement, including representations relating to environmental matters. In accordance with the terms of the Asset Purchase Agreement, the Company has provided notice to the prior owner of P.R. Hoffman Machine Products Corporation of the Company’s intent to seek indemnification from such owner for any liabilities resulting from this legal action. Based on information available to the Company as of the date of this report, management believes the costs, if any, to resolve this matter will not be material to the Company’s business, results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 — Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 — Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 19, 2003

Robert T. Hass, Vice-President-Finance and (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Method of Filing

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith.