Form 10-Q
period 2003-12-31
AMTECH SYSTEMS INC
filed 2004-02-17
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Shares of Common Stock outstanding as of February 13, 2004: 2,700,671

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,681,663	$7,453,069
Accounts receivable (less allowance for doubtful accounts of $140,000 at December 31, 2003 and $176,000 at September 30, 2003)	3,219,613	3,005,128
Inventories	4,869,989	3,893,886
Deferred income taxes	961,000	980,000
Income taxes receivable	498,000	460,000
Prepaid expenses	295,142	193,615

Total current assets	16,525,407	15,985,698
PROPERTY, PLANT AND EQUIPMENT - net	1,494,891	1,503,074
DEFERRED INCOME TAXES - LONG TERM	150,000	150,000
GOODWILL AND OTHER ASSETS - net	757,511	760,270

TOTAL ASSETS	$18,927,809	$18,399,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,245,141	$1,221,327
Accrued compensation and related taxes	578,859	626,426
Accrued warranty expense	280,123	321,300
Deferred profit	368,905	534,082
Customer deposits	615,043	226,959
Other accrued liabilities	404,700	329,061

Total current liabilities	3,492,771	3,259,155

LONG-TERM OBLIGATIONS	669,252	640,490

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock; no specified terms; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 2,700,671 at December 31, 2003 and 2,698,421 at September 30, 2003	27,007	26,984
Additional paid-in capital	12,875,924	12,873,039
Accumulated other comprehensive income	455,957	194,338
Retained earnings	1,406,898	1,405,036

Total stockholders’ equity	14,765,786	14,499,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,927,809	$18,399,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Net revenues	$3,920,771	$4,329,197
Cost of sales	2,731,774	3,390,293

Gross margin	1,188,997	938,904
Selling, general and administrative	1,055,144	1,027,696
Research and development	132,571	104,736

Operating income (loss)	1,282	(193,528)
Interest income, net	2,580	13,960

Income (loss) before income taxes	3,862	(179,568)
Income tax provision (benefit)	2,000	(63,000)

NET INCOME (LOSS)	$1,862	$(116,568)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$—	$(.04)
Weighted average shares outstanding	2,700,084	2,689,006

Diluted earnings (loss) per share	$—	$(.04)
Weighted average shares outstanding	2,802,739	2,689,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$1,862	$(116,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109,626	118,947
Write-down of inventory	9,932	—
Provision for doubtful accounts	(44,679)	9,810
Deferred income taxes	19,000	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	22,279	(1,101,414)
Inventories	(789,416)	(472,638)
Prepaid expenses and other assets	(94,015)	(49,549)
Accounts payable	(41,455)	(17,950)
Accrued liabilities and customer deposits	285,885	266,159
Deferred profit	(188,154)	32,559
Income taxes receivable/payable	(25,955)	(523,970)

Net cash used in operating activities	(735,090)	(1,894,614)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(38,194)	(46,823)

Net cash used in investing activities	(38,194)	(46,823)

FINANCING ACTIVITIES
Common stock issued	2,908	1,126

Net cash provided by financing activities	2,908	1,126

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,030)	(23,454)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(771,406)	(1,963,765)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,453,069	8,045,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,681,663	$6,081,898

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest expense	$6,107	$7,547
Income taxes paid, net	12,786	514,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Amtech Systems, Inc., an Arizona corporation (“Amtech”), and its wholly-owned subsidiaries, P. R. Hoffman Machine Products, Inc. (“P. R. Hoffman”) based in the United States, and Tempress Systems, Inc. (“Tempress”) based in The Netherlands (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The consolidated results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – In order to more accurately reflect research and development expenditures, the Company reclassified $47,000 of expenses previously reflected as cost of sales to research and development in the three months ended December 31, 2002.

Deferred Profit – The components of deferred profit are as follows:

	December 31, 2003	September 30, 2003
Deferred Revenues	$441,895	$626,265
Deferred Costs	72,990	92,183

	$368,905	$534,082

Concentrations of Credit Risk – As of December 31, 2003, receivables from two customers comprised 27% and 21%, respectively, of accounts receivable. More than 90% of the balance of the accounts receivable from these two customers has been collected subsequent to December 31, 2003. In addition, 70% of the work-in-process inventory at December 31, 2003 is attributable to a single customer. The systems ordered by that customer are scheduled to begin shipping during the second quarter of 2004.

Inventories – The components of inventories are as follows:

	December 31, 2003	September 30, 2003
Purchased parts and raw materials	$2,128,077	$2,391,270
Work-in-process	2,224,681	1,011,717
Finished goods	517,231	490,899

	$4,869,989	$3,893,886

Stock-Based Compensation – The Company accounts for its employee stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permits companies to record employee stock-based transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issues to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted. The Company’s employee stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Plan Expiration
Director Stock Purchase Agreements (pre-1996)	15,000	90 days after board member termination
Non-Employee Directors Stock Option Plan	100,000	December 21, 2005
Amended and Restated 1995 Stock Option Plan and 1995 Stock Bonus Plan	160,000	October 5, 2005
1998 Employee Stock Option Plan	500,000	January 30, 2008

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2013. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued by the Company vest at the rate of 20%-33% per year. As of December 31, 2003, the Company had 208,000 options available for issuance under the plans.

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	405,217	$4.70	434,567	$4.78
Granted	20,000	5.98	—	—
Exercised	(2,250)	1.29	(1,000)	1.13
Forfeited	—	—	—	—

Outstanding at end of period	422,967	4.78	433,567	4.78

Exercisable at end of period	204,417	$4.02	226,367	$4.01
Weighted average fair value of options granted during the period	$2.73		N/A

The Company has recognized no compensation expense, as all options have been granted with an exercise price equal to, or greater than, the fair value of the common stock on the date of grant. No adjustment has been made for the non-transferability of the options, or for the risk of forfeiture at the time of issuance. Forfeitures of unvested options are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2003	2002
Risk free interest rate	4.27%	Not applicable
Expected life	6 years	Not applicable
Dividend rate	0%	Not applicable
Expected volatility	40%	Not applicable

The following table illustrates the pro-forma effect on net income (loss) and on earnings (loss) per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended December 31,
	2003	2002
Net income (loss), as reported	$1,862	$(116,568)
Compensation expense, net of tax	47,475	48,051

Net loss, pro forma	$(45,613)	$(164,619)

Basic Earnings (Loss) Per Share:
As reported	$—	$(.04)
Pro forma	(.02)	(.06)

Diluted Earnings (Loss) Per Share:
As reported	$—	$(.04)
Pro forma	(.02)	(.06)

The following summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13 – 1.49	70,517	2.35	$1.13	70,517	$1.13
1.50 – 1.99	10,500	4.40	1.50	7,400	1.50
2.00 – 3.24	11,700	7.92	2.88	1,100	2.00
3.25 – 4.24	11,000	7.27	3.25	3,000	3.25
4.25 – 5.49	90,250	6.87	4.43	31,600	4.42
5.50 – 6.49	63,000	7.23	5.87	21,466	5.81
6.50 – 6.99	166,000	6.48	6.54	69,334	6.55

	422,967			204,417

Other Significant Accounting Policies – For further discussion of Amtech’s significant accounting policies see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Impact of Recently Issued Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities when the equity investors do not have the characteristics of a controlling financial interest (as defined in FIN 46). In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues. FIN 46R will be required to be adopted by the Company effective March 31, 2004. Amtech believes it currently has no contractual or other business relationship with a variable interest entity and, therefore, does not believe that the adoption of FIN 46R will have a material effect on its financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind certain accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which were superceded as a result of the issuance of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The issuance of SAB 104 has not had an effect on Amtech’s revenue recognition policies, as such existing policies were already in accordance with SAB 104 and EITF 00-21.

(2)	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (EPS) is calculated as follows:

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$1,862	$(116,568)

Weighted average shares outstanding:
Common stock	2,700,084	2,689,006
Common stock equivalents (1)	102,655	—

Diluted shares	2,802,739	2,689,006

Earnings (Loss) Per Share:
Basic	$—	$(.04)
Diluted	$—	$(.04)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period. For the three months ended December 31, 2003 and 2002, options and warrants on 75,300 and 492,867 shares, respectively, are excluded from the EPS calculations, as they are either are antidilutive due to the net loss for the period, or had an exercise price greater than the average market price during the period.

(3)	COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2003	2002
Net income (loss), as reported	$1,862	$(116,568)
Foreign currency translation adjustment	261,619	157,443

Comprehensive income	$263,481	$40,875

(4)	BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. Also included in the semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.

Information concerning the Company’s business segments is as follows:

	Three Months Ended December 31,
	2003	2002
Net revenues:
Semiconductor equipment	$2,657,862	$3,116,803
Polishing supplies	1,262,909	1,212,394

	$3,920,771	$4,329,197

Operating income (loss):
Semiconductor equipment	$101,985	$(94,213)
Polishing supplies	(100,703)	(99,315)

Total operating income (loss)	1,282	(193,528)
Interest income – net	2,580	13,960

Income (loss) before income taxes	$3,862	$(179,568)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Report, or made by the management of Amtech Systems, Inc. and its subsidiaries (“Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 7: Management’s Discussion and Analysis – Trends, Risks and Uncertainties” in Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. These and many other factors could affect our future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. Unless noted otherwise, all references to a year apply to Amtech’s fiscal year, which ends on September 30th. All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes and the section entitled “Item 7: Management’s Discussion and Analysis – Trends, Risks and Uncertainties” in our last filed Annual Report on Form 10- K for a more complete understanding of our financial position and results of operations for the three month period ended December 31, 2003.

Results of Operations

We develop, manufacture, market and service wafer and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two business segments: the semiconductor equipment segment, which offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces, related spare parts and manufacturing support services to semiconductor fabricators and silicon wafer manufacturers; and the polishing supplies segment, which offers supplies, including carriers and templates, and equipment for lapping and polishing, which are some of the last steps in the fabrication of silicon wafers. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global and regional economic conditions; 2) supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and microelectrical mechanical systems (“MEMS”); and 3) the profitability and capital resources of those manufacturers. For this and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

Our business has historically been subject to cyclical industry conditions. As a result, we have experienced significant fluctuations in our quarterly new orders and net revenues, both within and across years. An example of these significant fluctuations is the large swing in revenues and income between the third and fourth quarters of 2003. Demand for semiconductor and silicon wafer manufacturing equipment and related consumable products has also been volatile as a result of sudden changes in semiconductor supply and demand and other factors in both semiconductor devices and wafer fabrication processes. Our orders tend to be more volatile than our revenues, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenues tend to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenues under our revenue recognition policies. Customer delivery schedules on large system orders, and the timing of revenue recognition under our accounting policies, can also add to this volatility.

Net Revenues. Our net revenues for the three months ended December 31, 2003 were $3.9 million, compared to $4.3 million for the three months ended December 31, 2002, a decrease of 9%. This decrease was caused by the delay in shipment of two system orders that were scheduled for December 2003 and the lower backlog at the start of the first quarter of 2004, as compared to the backlog at the start of the first quarter of 2003.

Net revenues of the polishing supplies segment increased 4% to $1.3 million during the first quarter of 2004, compared to the first quarter of 2003. This increase is a result of increased sales of insert carriers. This increase was more than offset by the 15% decrease, to $2.7 million, experienced by the semiconductor equipment segment during the same period. The decline in the net revenues of the semiconductor equipment segment was primarily the result of delays in completing two systems that are part of a multi-system order, causing shipment to be made in January 2004, instead of in December 2003, as originally scheduled. This delay also caused a $1.2 million increase in work-in-process inventory (“WIP”). The reduction in net revenues for the semiconductor equipment segment was exacerbated by the decline in backlog discussed above.

The following table reflects new orders(1), shipments and net revenues for each quarter during the current fiscal year and also for our prior two fiscal years, and the backlog as of the end those periods, on a consolidated basis, as well as for each of our two business segments.

	Fiscal Quarter				Fiscal Year	Semi- conductor Equipment Segment	Polishing Supplies Segment
	First	Second	Third	Fourth
	(dollars in thousands)
2004:
New orders (1)	$3,684	$—	$—	$—	$—	$2,151	$1,533
Shipments	3,744	—	—	—	—	2,481	1,263
Net revenues	3,921	—	—	—	—	2,658	1,263
Ending backlog	7,408	—	—	—	—	5,966	1,442
2003:
New orders (1)	$2,165	$6,477	$7,498	$3,027	$19,167	$13,495	$5,672
Shipments	4,165	4,785	3,396	6,267	18,613	13,313	5,300
Net revenues	4,329	5,448	3,622	6,035	19,434	14,134	5,300
Ending backlog	5,748	6,777	10,653	7,645	7,645	6,473	1,172
2002:
New orders (1)	$2,213	$519	$6,132	$5,626	$14,490	$9,404	$5,086
Shipments	4,373	3,983	4,189	4,925	17,470	12,348	5,122
Net revenues	5,457	5,577	4,447	5,052	20,533	15,411	5,122
Ending backlog	10,711	5,653	7,338	7,912	7,912	7,112	800

(1)	New orders are net of cancellations and also include the change in the U.S. dollar value of orders recorded in Euros by our semiconductor equipment segment.

Net new orders during first quarter of 2004 were higher than in the same quarter of 2003, and were also higher than in the fourth quarter of 2003. However, as demonstrated by our history presented in the table above, particularly the four quarters of 2003, orders levels have been and are expected to remain volatile, at least until there is clearer evidence of improvement in the general economy and the semiconductor industry. A significant portion of that volatility is due to the high sales value of the diffusion furnace systems sold by our semiconductor equipment segment, where one large system or multi-system order can cause a large spike in the orders for the quarter. We believe the fact that new orders for the first quarter of 2004 were lower than the quarterly average orders booked during 2003 is attributable to such volatility.

The following table sets forth certain operational data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,
	2003	2002
Net revenues	100.0%	100.0%
Cost of sales	69.7	78.3

Gross margin	30.3	21.7
Selling, general and administrative expenses	26.9	23.7
Research and development	3.4	2.4

Operating income (loss)	0.0%	(4.4)%

Gross Margin. Consolidated gross margin for the three months ended December 31, 2003 was $1.2 million, compared to $0.9 million for the three months ended December 31, 2002, an increase of $0.3 million, or 27%. The increase in gross margin is primarily attributable to increased production activity, which caused the $1.2 million increase in WIP and the absorption of an additional $0.3 million of manufacturing labor and overhead costs into WIP during the first quarter of 2004. This increased WIP was primarily related to customer orders that were scheduled to begin shipping in December 2003, but that were delayed to the second quarter of 2004. In the first quarter of 2004, the gross margin of the semiconductor equipment segment increased to 37% of net revenues, compared to 25% in the first quarter of 2003, due to the increased absorption of production costs in WIP caused by the higher level of those inventories. The gross margin of the polishing supplies segment increased to 16% of net revenues in the first quarter of 2004, compared to 14% in the first quarter of 2003 due to the increased revenues of this segment and a reduction of personnel costs in the first quarter of 2004.

Our gross margin has significantly fluctuated in the past, and will continue to fluctuate in the future, based on several factors including, but not limited to, the severity and duration of industry cycles, the timing of revenue recognition under evolving accounting principles, product mix and overhead absorption levels. The timing of revenue recognition has a particularly significant affect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter revenue has a significantly higher gross margin.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended December 31, 2003 and 2002 were relatively consistent at $1.1 million and $1.0 million, respectively. Selling, general and administrative expenses as a percentage of net revenues was 26.9% for the first quarter of 2004, compared to 23.7% for the comparable period in 2003. The increase in this percentage is primarily due to the decline in net revenues, discussed above, as the amount of selling, general and administrative expenses was comparable between these periods.

Research and Development Expenses. During the three months ended December 31, 2003 and 2002, research and development expenses were fairly consistent, at approximately $0.1 million each quarter. In order to more accurately reflect research and development expenditures, we have reclassified $47,000 of expenses previously reflected as cost of sales to research and development in the three months ended December 31, 2002. The reclassified costs primarily relate to the development engineering personnel in the semiconductor equipment segment, which were not separately tracked until 2001. In the first quarter of 2004, development of a new small batch vertical diffusion furnace product accounted for most of these expenses.

Operating Income (Loss). Operating income for the first quarter of 2004 was $1,282, or less than 0.1% of net revenues, compared to an operating loss of $0.2 million, or (4.4)% of net revenues for the same period of 2003. Operating income increased in 2004 as a result of the improvement in gross margin discussed above.

Income Tax Provision. During the first quarter of 2004, we recorded an income tax provision of $2,000, compared to an income tax benefit of $63,000 during the first quarter of 2003. The effective rate stated as a percentage of income (loss) before income taxes was 52% in the first quarter of 2004, compared to 35% in the first quarter of 2003. The higher effective tax rate in the first quarter of 2004 is primarily due to the low level of pre-tax income relative to the permanent differences between financial reporting and taxable income. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes and the effectiveness of our tax planning strategies.

Net Income (Loss). As a result of the operating results described above, net income for the first quarter of 2004 was $1,862, or breakeven in terms of earnings per diluted share, compared to a net loss for the first quarter of 2003 of $0.1 million, or $(.04) per diluted share.

Backlog. At December 31, 2003, our order backlog was $7.4 million, a decrease of 3.1% from the $7.6 million backlog at September 30, 2003. One European customer accounted for 42% of the backlog as of December 31, 2003. The systems ordered by this customer are scheduled to begin shipping in the second quarter of 2004. We have not yet made a determination of whether the systems we ship under this customer’s five-system order will qualify for separate accounting treatment under the criteria established by Emerging Issues Task Force’s Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” Depending on the determination of whether this customer’s five-system order qualifies for separate accounting treatment, the timing of the recognition of all revenues on the individual systems could be delayed until final customer acceptance is received on all five systems.

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

Liquidity and Capital Resources

At December 31, 2003 and September 30, 2003, cash and cash equivalents were $6.7 million and $7.5 million, respectively. Our ratio of current assets to current liabilities was 4.7:1 and 4.9:1 at December 31, 2003 and September 30, 2003, respectively. We continue to believe that we have sufficient available liquidity and capital resources for our existing operations and expansion plans.

During the three months ended December 31, 2003, cash and cash equivalents decreased by $0.7 million due to the net cash used in operating activities. Net income of $1,862 was more than offset by $0.1 million of non-cash adjustments for depreciation and a $0.4 million increase in customer deposits on pending orders, offset by a $0.1 million decrease in other accrued liabilities. However, the $0.8 million increase in inventories (WIP, net of the decrease in purchased parts and raw materials inventory), the $0.1 million increase in prepaid expenses and other assets and the $0.2 million decrease in deferred profit caused the use of operating cash in the first quarter of 2004.

Investing and financing activities and the effect of exchange rates on cash were not significant during the three months ended December 31, 2003.

At December 31, 2003, our principal sources of liquidity consisted of $6.7 million of cash and cash equivalents. Since the only lien on our assets is a $0.5 million mortgage loan, we believe that significant amounts of additional liquidity are available from various financing sources. We believe that we have sufficient liquidity for our current operations and for at least certain elements of our growth strategy. One element of that strategy is the acquisition of product lines or businesses that complement our existing product lines and business. In this regard, we are currently engaged in active discussions with a company regarding the possible acquisition of its business. No assurance can be given that these discussions will result in a completed acquisition transaction. Another element of that strategy is the development of new products, such as the proposed new model for our diffusion furnace line. Our currently available cash and cash equivalents are expected to be sufficient for existing operations, planned research and development and at least one acquisition, depending on the size of the acquisition target. However, significant unplanned development of new products or the completion of larger acquisitions may require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and also requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in the section entitled “Item 7: Management’s Discussion and Analysis – Trends, Risks and Uncertainties” in our last filed Annual Report on Form 10- K. We continually review our business activities to determine which of our policies meet these criteria. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition – We review product and service sales contracts with multiple deliverables to determine if separate units of accounting are present in the arrangements. Where separate units of accounting exist, revenue is allocated to delivered items equal to the total sales price less the greater of (1) the fair market value of the undelivered items, and (2) all contingent portions of the sales arrangement.

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

Inventory Valuation – We value our inventory at the lower of cost (first-in, first-out method) or net realizable value. We regularly review inventory quantities and record a write-down for excess and obsolete inventory. The write-down is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. During 2001 and 2002, there was a significant decrease in worldwide demand for semiconductor capital equipment. Demand for our products has fluctuated significantly in the past, and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities. While inventory turns have returned to a level that is within historic norms on a consolidated basis, certain portions of the inventory are at higher levels than what are needed for related operating activities, a condition that may not change until there is further improvement in capital spending by our customers. There can be no assurance that future developments will not necessitate further write-downs.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on historical experience, credit evaluations and specific customer collection issues we have identified. Since a significant portion of our revenues are derived from the sale of high-value systems, our accounts receivable are often concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Warranty – We provide a limited warranty, generally for 12 to 24 months, to all purchasers of our new products and systems. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2003, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

Impairment of Long-lived Assets – We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Goodwill is also tested for impairment at least annually. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairment to long-lived assets during 2004 or 2003. Future adverse changes could be caused by, among other factors, a downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities when the equity investors do not have the characteristics of a controlling financial interest (as defined in FIN 46). In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues. We will be required to adopt FIN 46R effective March 31, 2004. We believe that we currently have no contractual or other business relationship with a variable interest entity and, therefore, do not believe that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind certain accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which were superceded as a result of the issuance of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The issuance of SAB 104 has not had an effect on our revenue recognition policies, as such policies were already in accordance with SAB 104 and EITF 00-21; however, depending on the circumstances and contract terms of large multi-system orders, SAB 104 and EITF 00-21 may increase the amount of revenue deferred to periods subsequent to shipment and add to the volatility in our revenues.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We estimate that more than 90% of our transactions are denominated in one of our two functional currencies or currencies that have fixed exchange rates with one of our functional currencies. As of December 31, 2003, we did not hold any stand alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million during the three months ended December 31, 2003 and 2002. Our investment in and advances to our Netherlands operation totaled $4.6 million as of December 31, 2003. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.5 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

When the value of the Euro increases relative to the value of the U.S. dollar, as it has during 2004 and most of 2003, our operation in The Netherlands becomes less competitive outside the European market, as it must raise prices to those customers that normally make purchases in U.S. dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in the Euro and to increase its purchases denominated in U.S. dollars, which become less expensive. When the value of the Euro declines relative to the value of the U.S. dollar, our operation in The Netherlands can be more competitive against United States based equipment suppliers, as the cost of purchases denominated in U.S. dollars becomes more expensive. Because it is difficult to predict the volume of U.S. dollar denominated transactions arising from our Netherlands operation, we do not hedge against the effects of exchange rate changes on future transactions. The Euro was at a relatively high value relative to the U.S. dollar at December 31, 2003, leaving our Netherlands operation at a competitive disadvantage compared to other suppliers based in the United States and increasing the risk of an unfavorable foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss).

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information, and other information requiring disclosure, is identified and communicated on a timely basis.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1 - Key Man Severance Agreement with Robert T. Hass, dated November 16, 1999.

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

Amtech did not file any Current Reports on Form 8-K during its first fiscal quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ ROBERT T. HASS	Dated: February 17, 2004

Robert T. Hass Vice President – Finance, Chief Financial Officer and Director (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing

10.1	Key Man Severance Agreement with Robert T. Hass, dated November 16, 1999.	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.