Form 10-Q
period 2004-06-30
AMTECH SYSTEMS INC
filed 2004-08-11
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Shares of Common Stock outstanding as of August 10, 2004: 2,705,121

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,944,402	$7,453,069
Accounts receivable (less allowance for doubtful accounts of $194,000 at June 30, 2004 and $176,000 at September 30, 2003)	3,237,877	3,005,128
Inventories	4,455,045	3,893,886
Deferred income taxes	1,045,000	980,000
Income taxes receivable	607,000	460,000
Prepaid expenses	208,608	193,615

Total current assets	16,497,932	15,985,698

PROPERTY, PLANT AND EQUIPMENT - net	1,398,709	1,503,074
DEFERRED INCOME TAXES - LONG TERM	59,000	150,000
GOODWILL	727,837	727,837
OTHER ASSETS - net	134,077	32,433

	$18,817,555	$18,399,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,265,636	$1,221,327
Accrued compensation and related taxes	500,658	626,426
Accrued warranty expense	148,375	321,300
Deferred profit	908,162	534,082
Customer deposits	199,893	226,959
Other accrued liabilities	691,063	329,061

Total current liabilities	3,713,787	3,259,155

LONG-TERM OBLIGATIONS	471,614	640,490

STOCKHOLDERS’ EQUITY:
Preferred stock; no specified terms; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 2,705,121 at June 30, 2004 and 2,698,421 at September 30, 2003	27,051	26,984
Additional paid-in capital	12,887,986	12,873,039
Accumulated other comprehensive income	462,264	194,338
Retained earnings	1,254,853	1,405,036

Total stockholders’ equity	14,632,154	14,499,397

	$18,817,555	$18,399,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$4,834,950	$3,621,596	$14,387,144	$13,398,421
Cost of sales	3,735,243	2,592,907	10,510,655	10,446,099

Gross margin	1,099,707	1,028,689	3,876,489	2,952,322

Selling, general and administrative	1,363,599	1,095,591	3,711,106	3,362,441
Research and development	109,719	128,116	376,008	387,381

Operating loss	(373,611)	(195,018)	(210,625)	(797,500)

Interest income (expense), net	4,051	15,027	6,442	30,177

Loss before income taxes	(369,560)	(179,991)	(204,183)	(767,323)
Income tax benefit	(120,000)	(59,000)	(54,000)	(262,000)

NET LOSS	$(249,560)	$(120,991)	$(150,183)	$(505,323)

LOSS PER SHARE:

Basic loss per share	$(.09)	$(.04)	$(.06)	$(.19)
Weighted average shares outstanding	2,702,313	2,694,689	2,701,029	2,691,087

Diluted loss per share	$(.09)	$(.04)	$(.06)	$(.19)
Weighted average shares outstanding	2,702,313	2,694,689	2,701,029	2,691,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net loss	$(150,183)	$(505,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,111	377,275
Provision for doubtful accounts	12,642	12,984
Deferred income taxes	26,000	(174,000)
Changes in operating assets and liabilities:
Accounts receivable	(161,551)	(3,546)
Inventories	(469,436)	(1,199,566)
Prepaid expenses and other assets	(123,667)	(174,100)
Accounts payable	(5,673)	256,892
Accrued liabilities and customer deposits	(59,756)	1,420,525
Deferred profit	354,890	(348,034)
Income taxes receivable/payable	(140,056)	(474,880)

Net cash used in operating activities	(390,679)	(811,773)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(175,223)	(119,652)

Net cash used in investing activities	(175,223)	(119,652)

FINANCING ACTIVITIES
Common stock issued	15,014	9,096
Borrowings on mortgage loan	—	252,360

Net cash provided by financing activities	15,014	261,456

EFFECT OF EXCHANGE RATE CHANGES ON CASH	42,221	208,559

NET DECREASE IN CASH AND CASH EQUIVALENTS	(508,667)	(461,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,453,069	8,045,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,944,402	$7,584,253

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest expense	$20,486	$30,177
Income taxes paid, net	$62,000	$347,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

The consolidated results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications – In order to more accurately reflect research and development expenditures, the Company reclassified $44,000 and $141,000 of expenses previously reflected as cost of sales to research and development in the three and nine months ended June 30, 2003, respectively.

Deferred Profit – The components of deferred profit are as follows:

	June 30, 2004	September 30, 2003
Deferred Revenues	$908,162	$626,265
Deferred Costs	—	92,183

	$908,162	$534,082

Concentrations of Credit Risk – As of June 30, 2004, receivables from two customers comprised 27% and 15%, respectively, of accounts receivable. In addition, 35% of the work-in-process inventory (“WIP”) at June 30, 2004 is attributable to a single customer. The systems ordered by that customer are part of a five-system order, which began shipping during the second quarter of 2004. The remaining system ordered by this customer is currently scheduled to ship during the first quarter of 2005. An additional 18% of WIP is attributable to another single customer. The system ordered by that customer shipped during the fourth quarter of 2004.

Inventories – The components of inventories are as follows:

	June 30, 2004	September 30, 2003
Purchased parts and raw materials	$2,449,318	$2,391,270
Work-in-process	1,485,343	1,011,717
Finished goods	520,384	490,899

	$4,455,045	$3,893,886

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

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2014. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued by the Company vest at the rate of 20%-33% per year. As of June 30, 2004, the Company had 179,000 options available for issuance under the plans.

The stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	405,217	$4.70	434,567	$4.78
Granted	55,000	5.84	16,000	3.11
Exercised	(6,700)	2.24	(6,750)	1.35
Forfeited	(3,500)	3.91	(9,333)	6.57

Outstanding at end of period	450,017	4.88	434,484	4.73

Exercisable at end of period	273,317	$4.39	216,284	$4.03
Weighted average fair value of options granted during the period	$2.67		$1.03

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

	Nine Months Ended June 30,
	2004	2003
Risk free interest rate	3.71% to 4.74%	3.65% to 3.71%
Expected life	4 to 6 years	4 years
Dividend rate	0%	0%
Expected volatility	40% to 53%	32% to 44%

The following table illustrates the pro-forma effect on net loss and on the loss per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(249,560)	$(120,991)	$(150,183)	$(505,323)
Compensation expense, net of tax	54,561	51,674	162,497	154,491

Net loss, pro forma	$(304,121)	$(172,665)	$(312,680)	$(659,814)

Basic Loss Per Share:
As reported	$(.09)	$(.04)	$(.06)	$(.19)
Pro forma	(.11)	(.06)	(.12)	(.25)

Diluted Loss Per Share:
As reported	$(.09)	$(.04)	$(.06)	$(.19)
Pro forma	(.11)	(.06)	(.12)	(.25)

The following summarizes information about stock options outstanding at June 30, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13 – 1.49	70,017	2.60	$1.13	70,017	$1.13
1.50 – 1.99	9,000	4.66	1.50	9,000	1.50
2.00 – 3.24	11,600	8.19	2.88	4,334	2.79
3.25 – 4.24	8,500	8.01	3.25	4,000	3.25
4.25 – 5.49	86,900	5.35	4.43	53,500	4.41
5.50 – 6.49	98,000	8.28	5.83	29,800	5.83
6.50 – 6.99	166,000	6.73	6.54	102,666	6.55

	450,017			273,317

Other Significant Accounting Policies – For further discussion of Amtech’s significant accounting policies, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and the Company’s audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Impact of Recently Issued Accounting Pronouncements – For discussion of the impact of recently issued accounting pronouncements, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Pronouncements.”

(2) LOSS PER SHARE

Loss per share (EPS) is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(249,560)	$(120,991)	$(150,183)	$(505,323)

Weighted average shares outstanding:
Common stock	2,702,313	2,694,689	2,701,029	2,691,087
Common stock equivalents (1)	—	—	—	—

Diluted shares	2,702,313	2,694,689	2,701,029	2,691,087

Loss Per Share:
Basic	$(.09)	$(.04)	$(.06)	$(.19)
Diluted	(.09)	(.04)	(.06)	(.19)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period. For the three and nine months ended June 30, 2004, options and warrants on 509,317 shares are excluded from the EPS calculations, as they are antidilutive due to the net loss in each of the periods. For the three and nine months ended June 30, 2003, options and warrants on 493,784 shares are excluded from the EPS calculations, as they are antidilutive due to the net loss in each of the periods.

(3) COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(249,560)	$(120,991)	$(150,183)	$(505,323)
Foreign currency translation adjustment	(21,608)	146,991	147,940	440,469
Minimum pension liability adjustment	119,986	—	119,986	—

Comprehensive income (loss)	$(151,182)	$26,000	$117,743	$(64,854)

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

Information concerning the Company’s business segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Semiconductor equipment	$3,462,557	$2,216,132	$9,923,777	$9,456,073
Polishing supplies	1,372,393	1,405,464	4,463,367	3,942,348

	$4,834,950	$3,621,596	$14,387,144	$13,398,421

Operating income (loss):
Semiconductor equipment	$(426,741)	$(214,226)	$(248,411)	$(748,316)
Polishing supplies	53,130	19,208	37,786	(49,184)

Total operating loss	(373,611)	(195,018)	(210,625)	(797,500)
Interest income, net	4,051	15,027	6,442	30,177

Loss before income taxes	$(369,560)	$(179,991)	$(204,183)	$(767,323)

(5) SUBSEQUENT EVENT

On July 1, 2004, Amtech acquired certain semiconductor horizontal diffusion furnace operations and assets in the United States and Europe from Kokusai Semiconductor Equipment Corporation (“KSEC”) and its affiliate Kokusai Electric Europe, GmbH. At the closing, Amtech paid $3.3 million in cash and assumed an estimated $0.3 million in liabilities. Amtech is also obligated to make future payments to KSEC of up to $1.0 million based upon the future consumption of inventories transferred under the acquisition agreements. Amtech paid the cash consideration in connection with the acquisition with available cash and cash equivalents. For KSEC’s fiscal years ended March 31, 2003 and 2004, the acquired operations had estimated sales to non-affiliates of approximately $7.5 million and $11.0 million, respectively. The acquired business will operate as Bruce Technologies, Inc., a wholly-owned subsidiary of Amtech.

The assets acquired principally consist of intellectual property and technology, customer lists, customer contracts, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include obligations under certain contracts, leases and purchase orders, and warranty claims for certain products and services under warranty as of the date of the acquisition. The purchase price allocation is currently in process. Preliminary information suggests the following allocation:

Inventories	$2,200,000
Intangible assets	1,272,000
Property, plant and equipment	80,000
Liabilities assumed	(260,000)

Cash Paid at Closing	$3,292,000

ITEM2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Report, or made by the management of Amtech Systems, Inc. and its subsidiaries (“Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of Amtech and our management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. These and many other factors could affect our future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. Unless noted otherwise, all references to a year apply to our fiscal year, which ends on September 30th. All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and Notes and the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a more complete understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2004. This discussion should also be read in conjunction with the Current Reports on Form 8-K filed by Amtech during 2004, which discuss the details of the acquisition of the semiconductor horizontal diffusion furnace operations and assets from Kokusai Semiconductor Equipment Corporation.

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

Net Revenues. Our net revenues for the three months ended June 30, 2004 were $4.8 million, compared to $3.6 million for the three months ended June 30, 2003, an increase of 34%. We experienced a decrease of $0.8 million, or 14%, from the $5.6 million in net revenues for the three months ended March 31, 2004. Net revenues for the nine months ended June 30, 2004 were $14.4 million, compared to $13.4 million for the nine months ended June 30, 2003, an increase of 7%.

Net revenues of the semiconductor equipment segment increased 56% to $3.5 million during the third quarter of 2004, compared to the third quarter of 2003. This increase is the result of the May 2004 delivery of two systems that are part of a multi-system order, which is comprised of the shipment of five systems to a single European customer. Two systems under this order shipped in January 2004, two systems shipped in May 2004 and the final system is currently scheduled to ship during the first quarter of 2005. Also contributing to the revenue increase in the third quarter of 2004 is the significantly decreased level of revenues from shipments in the third quarter of 2003. This increase in shipments over the prior period was partially offset by a $0.6 million increase in the deferral of revenue under our accounting policies in the third quarter of 2004, as compared to the third quarter of 2003. Net revenues of this segment decreased $0.3 million, or 9%, during the third quarter of 2004, as compared to the second quarter of 2004. This decrease is due to the $0.4 million increase in deferred revenues, as shipments between the two periods increased slightly to $3.9 million. Net revenues of this segment increased 5% to $9.9 million during the first nine months of 2004, compared to the first nine months of 2003. This increase was primarily the result of the factors discussed above regarding the increased revenues in the third quarter of 2004.

Net revenues of the polishing supplies segment decreased 2% (or $33,000) to $1.4 million during the third quarter of 2004, compared to the third quarter of 2003. Net revenues of this segment decreased $0.5 million, or 25%, during the third quarter of 2004, as compared to the second quarter of 2004. This decrease is primarily the result of the machine sales during the second quarter of 2004 (including the first sale of our new Model 5400 machine), which were not repeated during the third quarter. Net revenues of this segment increased 13% to $4.5 million during the first nine months of 2004, compared to the first nine months of 2003. This increase is the result of increased machine sales in 2004 (as noted above) and a higher level of insert carrier sales, which have increased more than 25% from the same period in 2003 as a result of increased demand from customers for this type of carrier.

The following table reflects new orders (1), shipments and net revenues for each quarter during the current fiscal year and also for our prior two fiscal years, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Fiscal Quarter				Fiscal Year To- Date	Semi- conductor Equipment Segment	Polishing Supplies Segment
	First	Second	Third	Fourth
	(dollars in thousands)
2004:
New orders (1)	$3,684	$4,038	$4,129	$—	$11,851	$7,404	$4,447
Shipments	3,744	5,697	5,232	—	14,673	10,210	4,463
Net revenues	3,921	5,631	4,835	—	14,387	9,924	4,463
Ending backlog	7,408	5,815	5,109	—	5,109	3,953	1,156

2003:
New orders (1)	$2,165	$6,477	$7,498	$3,027	$19,167	$13,495	$5,672
Shipments	4,165	4,785	3,396	6,267	18,613	13,313	5,300
Net revenues	4,329	5,448	3,622	6,035	19,434	14,134	5,300
Ending backlog	5,748	6,777	10,653	7,645	7,645	6,473	1,172

2002:
New orders (1)	$2,213	$519	$6,132	$5,626	$14,490	$9,404	$5,086
Shipments	4,373	3,983	4,189	4,925	17,470	12,348	5,122
Net revenues	5,457	5,577	4,447	5,052	20,533	15,411	5,122
Ending backlog	10,711	5,653	7,338	7,912	7,912	7,112	800

(1)	Orders are net of cancellations and also include the change in the U.S. dollar value of orders recorded in Euros by our semiconductor equipment segment.

While net new orders during the third quarter of 2004 were at their highest level since the third quarter of 2003, net new orders for the first nine months of 2004 declined by $4.3 million (or 27%) compared to the same period in 2003. We believe that interest in our products remains strong, as evidenced by increased levels of quotation activity and customer meetings. However, management believes that this shortfall in year-to-date net new orders will not be eliminated before the end of the 2004 fiscal year. As demonstrated by our history presented in the table above (particularly the four quarters of 2003), order levels have been, and are expected to remain, volatile, at least until there is consistent evidence of improvement in the segment of the semiconductor equipment industry that we serve. A significant portion of that volatility is due to the high sales value of the diffusion furnace systems sold by our semiconductor equipment segment, where one large system or multi-system order can cause a large spike in the orders for a particular quarter. We believe the fact that new orders for each of first three quarters of 2004 were lower than the quarterly average orders booked during 2003 is attributable to such volatility.

The following table sets forth certain operational data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	71.6	73.1	78.0

Gross margin	22.7	28.4	26.9	22.0
Selling, general and administrative expenses	28.2	30.3	25.8	25.1
Research and development	2.2	3.5	2.6	2.9

Operating loss	(7.7)%	(5.4)%	(1.5)%	(6.0)%

Gross Margin. Consolidated gross margin for the three months ended June 30, 2004 was $1.1 million (23% of net revenues), compared to $1.0 million (28% of net revenues) for the three months ended June 30, 2003, an increase of 7%. Consolidated gross margin for the nine months ended June 30, 2004 was $3.9 million (27% of net revenues), compared to $3.0 million (22% of net revenues) for the nine months ended June 30, 2003, an increase of 31%.

In the third quarter of 2004, the gross margin of our semiconductor equipment segment decreased to 21% of net revenues, compared to 32% in the third quarter of 2003. This decrease is primarily the result of the $0.6 million increase in the value of orders that had not been accepted, resulting in an increased deferral of revenues and gross margin in the third quarter of 2004 (discussed above). This decrease in revenue causes a significant reduction in our gross margin percentage, as the revenue deferred relates primarily to pending installations (generally 10-20% of an order’s value), which have a significantly higher gross margin. This installation revenue will be recognized at the time the applicable systems are installed and accepted. The gross margin for this segment increased to 29% of net revenues during the first nine months of 2004, compared to 23% during the first nine months of 2003. The gross margin in 2003 was lower due to a very competitive pricing environment, particularly in the Asian markets. The increase in gross margin in 2004 is also attributable to increased production activity, which resulted in the absorption of an additional $0.5 million of manufacturing labor and overhead costs into work-in-process inventory (“WIP”) during the first nine months of 2004 and also caused a $0.5 million increase in WIP compared to September 30, 2003, primarily for the multi-system order discussed above. These increases were partially offset by a $0.7 million increase in the value of orders that had not been accepted, resulting in an increased deferral of revenues and gross margin during the first nine months of 2004.

Also impacting the gross margin of the semiconductor equipment segment in 2004 are the excess costs we have recorded on the pending sale of our first small batch vertical diffusion furnace. The projected future costs to build this initial system have significantly exceeded the contracted selling price. As a result, we recognized an additional $181,000 (3.7% of net revenues) and $315,000 (2.2% of net revenues) of expense during the three and nine months ended June 30, 2004, respectively, to reflect the increase in the projected losses on this contract. We also recognized an additional $39,000 of expense in the fourth quarter of 2003 for the projected cost overruns on this project. Actual results for this project could differ from our estimates. These amounts ($354,000 in total) represent the total projected cost overruns for this initial system, and have been recorded as cost of sales. We believe that the engineering and development of this project have progressed to a point that we do not anticipate any further significant increases in the projected loss or actual costs of this project. This system is currently scheduled to ship in the first quarter of 2005. At the date of customer acceptance on this system, we will recognize the full amount of the contracted revenues, with no resulting gross margin due to the cost overruns discussed above. However, if this system is not accepted by the customer, it will have a material adverse effect on our financial position and results of operations.

In the third quarter of 2004, the gross margin of our polishing supplies segment increased to 26% of net revenues, compared to 22% in the third quarter of 2003. The gross margin for this segment increased to 22% of net revenues in the first nine months of 2004, compared to 20% in the first nine months of 2003. These increases are the result of increased operating efficiencies in this segment in 2004.

Our gross margin has significantly fluctuated in the past, and will continue to fluctuate in the future, based on several factors including, but not limited to, the severity and duration of industry cycles, the timing of equipment installations and customers acceptances, product mix and overhead absorption levels. The timing of revenue recognition has a particularly significant effect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter revenue has a significantly higher gross margin.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 were $1.4 million (28.2% of net revenues) and $1.1 million (30.3% of net revenues), respectively. Consolidated selling, general and administrative expenses for the nine months ended June 30, 2004 and 2003 were $3.7 million (25.8% of net revenues) and $3.4 million (25.1% of net revenues), respectively. The increased expenses in 2004 are the result of additional sales personnel in our semiconductor equipment segment and increased travel and trade show exhibition costs.

Research and Development Expenses. During the three months ended June 30, 2004 and 2003, research and development expenses were fairly consistent at $0.1 million. During the nine months ended June 30, 2004 and 2003, research and development expenses were also fairly consistent at $0.4 million. In order to more accurately reflect research and development expenditures, we reclassified $44,000 and $141,000 of expenses previously reflected as cost of sales to research and development in the three and nine months ended June 30, 2003, respectively. The reclassified costs primarily relate to the development engineering personnel in our semiconductor equipment segment, which were not separately tracked until 2001. In 2004, development of the small batch vertical diffusion furnace accounted for most of these expenses.

Operating Loss. Our operating loss for the third quarter of 2004 was $0.4 million, or (7.7)% of net revenues, compared to an operating loss of $0.2 million, or (5.4)% of net revenues, for the third quarter of 2003. Our operating loss for the first nine months of 2004 was $0.2 million, or (1.5)% of net revenues, compared to an operating loss of $0.8 million, or (6.0)% of net revenues, for the same period of 2003. The fluctuations in our operating losses are a result of the changes in gross margin and selling, general and administrative expenses discussed above.

Income Tax Benefit. During the third quarter of 2004, we recorded an income tax benefit of $120,000, compared to $59,000 during the third quarter of 2003. The effective income tax rate, stated as a percentage of our loss before taxes, was 32% in the third quarter of 2004, compared to 33% in the third quarter of 2003. During the first nine months of 2004, we recorded an income tax benefit of $54,000, compared to $262,000 during the first nine months of 2003. The effective income tax rate was 26% in the first nine months of 2004, compared to 34% in the first nine months of 2003. The lower effective tax rate in 2004 is due to the impact of permanent differences between financial reporting and taxable income, primarily non-deductible meals and entertainment expenses. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes and the effectiveness of our tax planning strategies.

Net Loss. As a result of the operating results described above, our net loss for the third quarter of 2004 was $0.2 million, or $(.09) per diluted share, compared to a net loss for the third quarter of 2003 of $0.1 million, or $(.04) per diluted share. Our net loss for the first nine months of 2004 was $0.2 million, or $(.06) per diluted share, compared to a net loss for the first nine months of 2003 of $0.5 million, or $(.19) per diluted share.

Backlog. At June 30, 2004, our order backlog totaled $5.1 million, a decrease of 12% from the $5.8 million backlog at March 31, 2004. Three customers, two in Europe and one in Asia, accounted for 38% of the $5.1 million backlog as of June 30, 2004. These customers’ orders are currently scheduled to ship during the fourth quarter of 2004 and the first quarter of 2005. Our backlog at June 30, 2004 does not include that of the operations we acquired from Kokusai Semiconductor Equipment Corporation on July 1, 2004. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next 12 months. The backlog also includes revenues deferred pursuant to our revenue recognition policies derived from orders that have already been shipped, but which have not met the criteria for recognition. We schedule production of our systems based on order backlog and customer commitments. However, customers may delay the delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on our business, financial position and results of operations. In addition, our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

Liquidity and Capital Resources

At June 30, 2004 and September 30, 2003, cash and cash equivalents were $6.9 million and $7.5 million, respectively. Our ratio of current assets to current liabilities was 4.4:1 at June 30, 2004 and 4.9:1 at September 30, 2003. We continue to believe that we have sufficient available liquidity and capital resources for our existing operations and expansion plans.

During the nine months ended June 30, 2004, cash and cash equivalents decreased by $0.4 million due to the net cash used in operating activities. A total of $0.3 million in non-cash adjustments for depreciation and amortization and a $0.4 million increase in deferred profit on systems awaiting installation and/or customer acceptance represented the major cash inflows.

These cash inflows were offset by our net loss of $0.2 million, a $0.5 million increase in inventories, a $0.2 million increase in accounts receivable and a $0.1 million increase in prepaid expenses and other assets (primarily legal and accounting costs capitalized in connection with the aforementioned acquisition). The increase in inventories is primarily comprised of the previously discussed $0.5 million increase in WIP. The increase in accounts receivable is a result of the timing of system shipments near the end of the third quarter of 2004, for which payments had not yet been received.

Investing activities consisted of software, computer and equipment purchases, which totaled $0.2 million during the nine months ended June 30, 2004. Financing activities and the effect of exchange rates on cash were not significant in 2004.

At June 30, 2004, our principal sources of liquidity consisted of $6.9 million of cash and cash equivalents. Since the only lien on our assets is a $0.5 million mortgage loan, we believe that significant amounts of additional liquidity are available from various financing sources. We believe that we have sufficient liquidity for our current operations and for at least certain elements of our growth strategy. One element of our growth strategy is the development of new products, such as the proposed new small batch vertical model for our diffusion furnace line.

Another element of our growth strategy is the acquisition of product lines or businesses that complement our existing product lines and business. In this regard, we recently completed the acquisition of certain semiconductor horizontal diffusion furnace operations and assets in the United States and Europe from Kokusai Semiconductor Equipment Corporation (“KSEC”) and its affiliate Kokusai Electric Europe, GmbH. At the closing, we paid $3.3 million in cash and assumed an estimated $0.3 million in liabilities. We are also obligated to make future payments to KSEC of up to $1.0 million based upon the future consumption of inventories transferred under the acquisition agreements. We paid the cash consideration in connection with the acquisition with available cash and cash equivalents. The acquisition is expected to result in increased profitability and to contribute to an increase in our share of the horizontal furnace market and in our brand recognition. For KSEC’s fiscal years ended March 31, 2003 and 2004, the acquired operations had estimated sales to non-affiliates of approximately $7.5 million and $11.0 million, respectively. The acquired business will operate as Bruce Technologies, Inc., a wholly-owned subsidiary of Amtech. There can be no assurance that we will be able to successfully integrate this acquisition into our existing operations, or that the acquired business will achieve operating results similar to its previous levels.

Our available cash and cash equivalents after completing the aforementioned acquisition transaction are expected to be sufficient for existing operations and for planned research and development for at least the next 12 months. However, significant unplanned development of new products or the completion of additional significant acquisitions would require additional capital resources that are expected to be obtained from one or more sources of financing, such as a private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and also requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in our Annual Report on Form 10- K for the fiscal year ended September 30, 2003.

We continually review our business activities to determine which of our policies meet these criteria. We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2004.

Impact of Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” which superceded SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind certain accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which were superceded as a result of the issuance of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The adoption of SAB 104 did not have an effect on our revenue recognition policies, as such policies were already in accordance with SAB 104 and EITF 00-21. However, depending on the circumstances and contract terms of large multi-system orders, SAB 104 and EITF 00-21 may increase the amount of revenue deferred to periods subsequent to shipment and add to the volatility in our revenues.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We estimate that more than 90% of our transactions are denominated in one of our two functional currencies or currencies that have fixed exchange rates with one of our functional currencies. As of June 30, 2004, we did not hold any stand alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the nine months ended June 30, 2004 and 2003. Our investment in and advances to our Netherlands operation totaled $3.2 million as of June 30, 2004. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.3 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

When the value of the Euro increases relative to the value of the U.S. dollar, as it has during 2004 and most of 2003, our operation in The Netherlands becomes less competitive outside the European market, as it must raise prices to those customers that normally make purchases in U.S. dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in the Euro and to increase its purchases denominated in U.S. dollars, which become less expensive. When the value of the Euro declines relative to the value of the U.S. dollar, our operation in The Netherlands can be more competitive against United States based equipment suppliers, as the cost of purchases denominated in U.S. dollars becomes more expensive. Because it is difficult to predict the volume of U.S. dollar denominated transactions arising from our Netherlands operation, we do not hedge against the effects of exchange rate changes on future transactions. The Euro was at a relatively high value relative to the U.S. dollar at June 30, 2004, leaving our Netherlands operation at a competitive disadvantage compared to other suppliers based in the United States and increasing the risk of an unfavorable foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss).

ITEM4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures in place as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information, and other information requiring disclosure, is identified and communicated on a timely basis.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Exhibit Index on page 23 for the listing of exhibits that are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

(1)	On May 4, 2004, we filed a Current Report on Form 8-K including the press release that was issued announcing the signing of the definitive agreement with KSEC to acquire KSEC’s BTI semiconductor horizontal diffusion furnace operations and assets in the United States and Europe.

(2)	On July 7, 2004, we filed a Current Report on Form 8-K including the press release that was issued announcing the closing of the acquisition of KSEC’s BTI semiconductor horizontal diffusion furnace operations and assets in the United States and Europe.

(3)	On July 15, 2004, we filed a Current Report on Form 8-K regarding the closing of the acquisition of KSEC’s BTI semiconductor horizontal diffusion furnace operations and assets in the United States and Europe.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: August 10, 2004
Robert T. Hass
Vice President – Finance, Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
10.1	Asset Purchase Agreement, dated May 3, 2004, by and between KSEC and the Company.	(1)

10.2	Amendment, dated June 25, 2004, to the Asset Purchase Agreement by and between KSEC and the Company.	(1)

10.3	Amendment, dated July 1, 2004, to the Asset Purchase Agreement by and between KSEC and the Company.	(1)

10.4	Asset Purchase Agreement, dated May 3, 2004, by and between KEE and the Company.	(1)

10.5	Amendment, dated June 25, 2004, to the Asset Purchase Agreement by and between KEE and the Company.	(1)

21	Subsidiaries of the Registrant	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.
(1)	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004.