Form 10-Q
period 2005-03-31
AMTECH SYSTEMS INC
filed 2005-05-16
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Shares of Common Stock outstanding as of May 16, 2005: 2,705,121

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$908,507	$1,674,352
Accounts receivable (less allowance for doubtful accounts of $207,000 and $188,000 at March 31, 2005 and September 30, 2004, respectively)	6,475,178	3,629,177
Inventories	5,888,131	5,993,837
Income taxes receivable	590,023	611,333
Prepaid expenses	281,250	357,475

Total current assets	14,143,089	12,266,174

PROPERTY, PLANT AND EQUIPMENT - net	2,111,873	2,220,172
INTANGIBLE ASSETS - net	1,273,003	1,343,171
GOODWILL	816,639	816,639
OTHER ASSETS	2,105	13,374

TOTAL ASSETS	$18,346,709	$16,659,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,715,054	$1,459,197
Current maturities of long term debt	135,558	19,730
Accrued compensation and related taxes	1,228,710	743,600
Accrued warranty expense	265,965	260,332
Deferred profit	922,265	1,031,441
Customer deposits	217,002	210,803
Accrued loss on contract	413,415	363,862
Other accrued liabilities	276,940	441,979

Total current liabilities	5,174,909	4,530,944
LONG-TERM OBLIGATIONS	843,181	473,510

Total liabilities	6,018,090	5,004,454

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (Notes 6, 7 and 8)

STOCKHOLDERS’ EQUITY:
Preferred stock; no specified terms; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 2,705,121 at March 31, 2005 and September 30, 2004	27,051	27,051
Additional paid-in capital	12,887,986	12,887,986
Accumulated other comprehensive income	602,015	500,275
Accumulated deficit	(1,188,433)	(1,760,236)

Total stockholders’ equity	12,328,619	11,655,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,346,709	$16,659,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues, net of returns and allowances	$8,915,155	$5,631,423	$16,086,877	$9,552,194
Cost of sales	6,408,480	4,043,638	11,445,689	6,775,412

Gross margin	2,506,675	1,587,785	4,641,188	2,776,782
Selling, general and administrative	1,822,522	1,292,363	3,691,740	2,347,507
Research and development	175,896	133,718	342,698	266,289

Operating income	508,257	161,704	606,750	162,986
Interest income (expense), net	(27,271)	(189)	(37,289)	2,391

Income before income taxes	480,986	161,515	569,461	165,377
Income tax provision (benefit)	(22,344)	64,000	(2,342)	66,000

NET INCOME	$503,330	$97,515	$571,803	$99,377

EARNINGS PER SHARE:
Basic earnings per share	$.19	$.04	$.21	$0.04
Weighted average shares outstanding	2,705,121	2,700,671	2,705,121	2,700,387

Diluted earnings per share	$.18	$.03	$.21	$0.04
Weighted average shares outstanding	2,753,522	2,787,533	2,757,121	2,795,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$571,803	$99,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	353,178	217,934
Write-down of inventory	51,562	40,520
Provision for doubtful accounts	13,099	(2,528)
Deferred income taxes	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	(2,792,026)	520,566
Inventories	169,295	(504,217)
Prepaid expenses and other assets	88,976	(54,732)
Accounts payable	230,387	(409,297)
Accrued liabilities and customer deposits	316,045	297,434
Deferred profit	(160,175)	(47,656)
Income taxes receivable	29,198	(6,078)

Net cash provided by (used in) operating activities	(1,128,658)	191,323

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(121,090)	(60,378)

Net cash used in investing activities	(121,090)	(60,378)

FINANCING ACTIVITIES
Common stock issued	—	2,908
Payments on long-term obligations	(38,025)	—
Borrowings on long-term obligations	500,000	—

Net cash provided by financing activities	461,975	2,908

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,928	48,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(765,845)	182,515
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,674,352	7,453,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$908,507	$7,635,584

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest expense	$43,365	$13,716
Income taxes paid	60,655	34,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation – Amtech Systems, Inc., an Arizona corporation (“Amtech”), and its wholly-owned subsidiaries; P. R. Hoffman Machine Products, Inc. (“P. R. Hoffman”) and Bruce Technologies, Inc. (“Bruce Technologies”), based in the United States; and Tempress Systems, Inc. (“Tempress”) based in the Netherlands, comprise the “Company.” Amtech designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor industry, and in certain semiconductor fabrication processes. These products are sold to manufacturers of silicon wafers and semiconductors worldwide, particularly in the United States, Asia and northern Europe. In addition, Amtech provides semiconductor manufacturing support services.

Amtech serves a niche market in an industry that experiences rapid technological advances, and which in the past has been very cyclical. Therefore, Amtech’s future profitability and growth depend on its ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows.

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

The consolidated results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – In order to more accurately reflect cost of sales, the Company reclassified $74,000 of expenses previously classified as selling, general and administrative costs to cost of sales in the three months ended December 31, 2004.

Deferred Profit – The components of deferred profit are as follows:

	March 31, 2005	September 30, 2004
Deferred Revenues	$922,265	$1,130,796
Deferred Costs	—	99,355

	$922,265	$1,031,441

Concentrations of Credit Risk – As of March 31, 2005, receivables from two customers amounted to 14 % and 19 % of accounts receivable. In addition, 59 % of the work-in-process inventory (“WIP”) at March 31, 2005 is attributable to a single customer. The systems ordered by that customer are part of a five-system order, which began shipping during the second quarter of 2004. The remaining system ordered by this customer is currently scheduled to ship during the third quarter of 2005. An additional 14 % of WIP is attributable to another single customer.

During the six months ended March 31, 2005, net revenues were from customers in the following geographic regions: North America 36%, Asia 37 % and Europe 27%. No customer represented more than 10 % of net revenues during the six months ended March 31, 2005.

The Company had assets of $10.5 million and $7.8 million in the United States and the Netherlands, respectively, at March 31, 2005. At September 30, 2004, the Company had $10.8 million and $5.8 million of assets in the United States and the Netherlands, respectively.

Inventories – The components of inventories are as follows:

	March 31, 2005	September 30, 2004
Purchased parts and raw materials	$3,535,670	$4,161,847
Work-in-process	1,859,628	1,185,428
Finished goods	492,833	646,562

	$5,888,131	$5,993,837

Property, Plant and Equipment – Maintenance and repairs are charged to expense as incurred. The costs of additions and improvements are capitalized. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation is computed using the straight-line method. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings twenty years.

The following is a summary of property, plant and equipment:

	March 31, 2005	September 30, 2004
Building and leasehold improvements	$1,037,298	$945,146
Equipment and machinery	1,884,627	1,839,007
Furniture and fixtures	2,349,300	2,287,264

	5,271,225	5,071,417
Accumulated depreciation and amortization	(3,159,352)	(2,851,245)

	$2,111,873	$2,220,172

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually. Accordingly, the Company reviews goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Intangibles – Intangible assets are capitalized and amortized over 6 months to 15 years if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	March 31, 2005	September 30, 2004	Lives
Patents	$74,161	$97,002	7 years
Trademarks	592,000	592,000	Indefinite
Non-compete agreements	350,000	350,000	10 years
Customer lists	276,000	276,000	15 years
Backlog/acquired contracts	50,000	50,000	6 months
Technology	102,000	102,000	4 years

	1,444,161	1,467,002
Accumulated amortization	(171,158)	(123,831)

	$1,273,003	$1,343,171

Warranty – The Company provides free of charge a limited warranty, generally for periods of 12 to 24 months, to all purchasers of its new products and systems. The Company records accruals for estimated warranty costs at the time revenue is recognized. Management believes the amounts accrued for future warranty expenditures are sufficient for all warranty costs on systems sold through March 31, 2005.

The following is a summary of activity in accrued warranty expense:

Six Months Ended March 31, 2005
Beginning balance	$260,332
Warranty expenditures	(29,079)
Reserve adjustment	34,712

Ending balance	$265,965

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

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015. Under the terms of the 1995 Stock Option Plan, nonqualified stock options may also be issued. Options issued by the Company vest at the rate of 20%-33% per year. As of March 31, 2005, the Company had 178,000 options available for issuance under the plans.

The stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	439,017	$4.83	405,217	$4.70
Granted	10,000	3.59	50,000	5.87
Exercised	—	—	(2,250)	1.29
Forfeited	—	—	(3,500)	3.91

Outstanding at end of period	449,017	4.80	449,467	4.85

Exercisable at end of period	330,584	$4.65	261,817	$4.37

Weighted average fair value of options granted during the period	$1.49		$2.63

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

	Six Months Ended March 31,
	2005	2004
Risk free interest rate	4.09% to 4.16%	3.71% to 4.27%
Expected life	5 Years	4-6 Years
Dividend rate	0%	0%
Volatility	40%	40% to 45%

The following table illustrates the pro-forma effect on net income (loss) and on the net income (loss) per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$503,330	$97,515	$571,803	$99,377
Compensation expense, net of tax	68,316	60,461	135,662	107,936

Net income (loss), pro forma	$435,014	$37,054	$436,141	$(8,559)

Basic Earnings (Loss) Per Share:
As reported	$.19	$.04	$.21	$.04
Pro forma	.16	.01	.16	—

Diluted Earnings (Loss) Per Share:
As reported	$.18	$.03	$.21	$.04
Pro forma	.16	.01	.16	—

The following summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13 – 1.49	70,017	1.85	$1.13	70,017	$1.13
1.50 – 1.99	9,000	3.91	1.50	9,000	1.50
2.00 – 3.24	11,600	7.44	2.88	8,266	2.83
3.25 – 4.24	18,500	8.65	3.43	4,000	3.25
4.25 – 5.49	95,900	5.07	4.48	58,900	4.42
5.50 – 6.49	78,000	7.27	5.79	44,401	5.81
6.50 – 6.99	166,000	5.98	6.54	136,000	6.55

	449,017			330,584

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

(2)	EARNINGS PER SHARE

Earnings per share (EPS) are calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$503,330	$97,515	$571,803	$99,377

Weighted average shares outstanding:
Common stock	2,705,121	2,700,671	2,705,121	2,700,387
Common stock equivalents (1)	48,401	86,862	52,000	95,105

Diluted shares	2,753,522	2,787,533	2,757,121	2,795,492

Earnings Per Share:
Basic	$.19	$.04	$.21	$.04
Diluted	.18	.03	.21	.04

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period. For the three and six months ended March 31, 2005, options and warrants of 409,200 and 399,200 shares, respectively, are excluded from the EPS calculations because they are antidilutive as they had an exercise price greater than the average market price during the period. For the same period ended March 31, 2004, options and warrants of 295,300 and 225,300 shares, respectively, are excluded from the EPS calculation.

(3)	COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income as reported	$503,330	$97,515	$571,803	$99,377
Foreign currency translation adjustment	(189,644)	(92,071)	101,740	169,548

Comprehensive income	$313,686	$5,444	$673,543	$268,925

(4)	BUSINESS SEGMENT INFORMATION

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

Information concerning the Company’s business segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Semiconductor equipment	$6,976,868	$3,803,358	$12,651,347	$6,461,220

Polishing supplies	1,938,287	1,828,065	3,435,530	3,090,974

	$8,915,155	$5,631,423	$16,086,877	$9,552,194

Operating income:
Semiconductor equipment	$339,242	$76,345	$466,892	$178,330
Polishing supplies	169,015	85,359	139,858	(15,344)

Total operating income	508,257	161,704	606,750	162,986
Interest income (expense), net	(27,271)	(189)	(37,289)	2,391

Income before income taxes	$480,986	$161,515	$569,461	$165,377

	March 31, 2005	September 30, 2004
Identifiable assets:
Semiconductor equipment	$14,660,169	$12,830,102
Polishing supplies	3,686,540	3,829,428

	$18,346,709	$16,659,530

(5)	LONG-TERM OBLIGATIONS

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

The assets acquired principally consist of intellectual property and technology, customer lists, customer contracts, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows:

Inventories	$2,346,000
Goodwill	89,000
Intangible assets	1,370,000
Property, plant and equipment	54,000
Liabilities assumed	(260,000)

Net assets acquired	$3,599,000

The following condensed consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of the three and six months ended March 31, 2004. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period and is not necessarily indicative of results that may be obtained in the future (unaudited):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Revenues	$8,697,526	$15,584,898
Net income	$251,317	$420,684
Net income per share:
Basic	$.09	$.16
Diluted	$.09	$.15

For purposes of the above pro forma presentation, the historical revenues and earnings of Bruce Technologies for the three and six months ended March 31, 2004 have been combined with the revenues and earnings of Amtech for the three and six months ended March 31, 2004.

7)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

(8)	SUBSEQUENT EVENTS

On April 22, 2005, the Company completed a private placement of 540,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the “Preferred Stock”). The gross proceeds of this transaction were $2,160,000. The placement agent received commissions of 8% of the proceeds, totaling $172,800, and a non-accountable expense allowance of 2% of the proceeds, totaling $43,200. The agent also received a warrant to purchase up to 60,000 shares of the Company’s Common Stock, $.01 par value per share (“Common Stock”), at a price of $4.67 per share.

The shares of Preferred Stock are convertible at any time at the option of the holders into an aggregate of 540,000 shares of Common Stock at a fixed conversion price of $4.00 per share. In addition, all outstanding shares of Preferred Stock will be automatically converted into shares of Common Stock in the event that the Common Stock has an average thirty-day trading price of at least $5.50 per share, provided that the Company has filed and obtained effectiveness of a Registration Statement (as described below) prior to such thirty-day period.

Each holder of Preferred Stock is entitled to receive cumulative dividends at a rate of $0.32 per share per annum (or 8%) out of legally available funds or other assets of the Company, which are payable semi-annually. The Company has the option to pay such dividends in cash or, if a Registration Statement has been filed with and declared effective by the SEC (as described below), shares of Common Stock. The dividend and liquidation rights of the Preferred Stock are senior to those of the Common Stock. As long as at least 270,000 shares of Preferred Stock are outstanding, the shares of Preferred Stock then outstanding, voting as a class, have the right and power to elect one director to the Company’s Board of Directors. With respect to all other matters submitted to a vote of the shareholders of the Company, each holder of Preferred Stock is entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Preferred Stock could then be converted. The Preferred Stock has anti-dilution protection in certain events, including certain preemptive rights.

Pursuant to the subscription agreements, the Company is obligated to file a registration statement (“Registration Statement”) covering reoffers and resales of Common Stock to be issued to the holders of Preferred Stock in accordance with the Certificate of Designations, Preferences and Privileges as soon as reasonably practicable after the Company is eligible to file a Registration Statement on Form S-3.

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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and Notes and the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a more complete understanding of our financial position and results of operations for the three and six month periods ended March 31, 2005. This discussion should also be read in conjunction with the Current Reports on Form 8-K filed by Amtech during 2004, which discuss the details of the acquisition of the semiconductor horizontal diffusion furnace operations and assets from Kokusai Semiconductor Equipment Corporation.

Results of Operations

We develop, manufacture, market and service wafer and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two business segments: the semiconductor equipment segment, which offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces, related spare parts and manufacturing support services to semiconductor fabricators and silicon wafer manufacturers; and the polishing supplies segment, which offers supplies, including carriers and templates, and equipment for lapping and polishing, which are some of the last steps in the fabrication of silicon wafers. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global and regional economic conditions; 2) supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and microelectrical mechanical systems; and 3) the profitability and capital resources of those manufacturers. For this and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

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

Net Revenues. Net revenues for the three and six months ended March 31, 2005 were $8.9 million and $16.1 million, respectively, compared to $5.6 million and $9.6 million respectively, for the three and six months ended March 31, 2004, increases of 59% and 68%, respectively.

Net revenues of the semiconductor equipment segment increased 84% to $7.0 million during the second quarter of 2005, compared to the second quarter of 2004 sales of $3.8 million. Sales of our new subsidiary, Bruce Technologies, contributed $2.6 million of the increase. The remaining amount was primarily due to the increase in the volume of system sales of our Netherlands operations. Net revenues of the semiconductor equipment segment increased 23% to $7.0 million from $5.7 million during the second quarter of 2005, compared to the first quarter of 2005. This is primarily the result of a large system sale by Bruce Technologies. Net revenues of the semiconductor equipment segment for the six months ended March 31, 2005 and 2004 were $12.7 million and $6.5 million, respectively. The increase of $6.2 million or 9.5% was primarily due to sales of Bruce Technologies ($4.1 million) and the increased sales of our Netherland operations ($1.9 million).

Net revenues of the polishing supplies segment increased 6.0% or $0.1 million to $1.9 million during the second quarter of 2005, compared to the second quarter of 2004. The increase was primarily due to increases in machine revenues. Net revenues of this segment increased $0.4 million, or 30%, during the second quarter of 2005, as compared to the first quarter of 2005. Net revenues of the polishing supplies segment increased $0.3 million or 10% to $3.4 million from $3.1 million for the six months ended March 31, 2005 and 2004, respectively.

The following table reflects new orders (1), shipments and net revenues for each quarter during the current fiscal year and for our prior two fiscal years, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

					Fiscal Year To- Date	Semi- conductor Equipment Segment	Polishing Supplies Segment
	Fiscal Quarter
	First	Second	Third	Fourth
	(dollars in thousands)
2005:
New orders (1)	$8,323	$5,079	$—	$—	$13,402	$10,058	$3,344
Shipments	6,952	8,928	—	—	15,880	12,419	3,461
Net revenues	7,172	8,915	—	—	16,087	12,651	3,436
Ending backlog	8,451	4,615	—	—	4,615	3,592	1,023

2004:
New orders (1)	$3,684	$4,038	$4,129	$7,103	$18,954	$12,927	$6,027
Shipments	3,744	5,697	5,232	5,136	19,809	13,725	6,084
Net revenues	3,921	5,631	4,835	4,912	19,299	13,215	6,084
Ending backlog	7,408	5,815	5,109	7,300	7,300	6,185	1,115

2003:
New orders (1)	$2,165	$6,477	$7,498	$3,027	$19,167	$13,495	$5,672
Shipments	4,165	4,785	3,396	6,267	18,613	13,313	5,300
Net revenues	4,329	5,448	3,622	6,035	19,434	14,134	5,300
Ending backlog	5,748	6,777	10,653	7,645	7,645	6,473	1,172

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in Euros by our semiconductor equipment segment.

Net new orders for the first six months of 2005 increased by $5.7 million, or 74% compared to the same period in 2004. Bruce Technologies contributed $4.0 million to the increase. New orders decreased by $3.2 million, or 39%, in the second quarter of 2005 versus the first quarter of 2005. As a result, the Company expects third quarter revenues below second quarter results. Despite the decline in new orders during the second quarter of 2005, we believe that interest in our products remains strong, as evidenced by quotation activity, customer meetings and orders booked since March 31, 2005. New orders are expected to remain volatile due to the size and timing of large system orders. As of May 12, 2005, backlog has partially recovered to a level in excess of $7.0 million.

The following table sets forth certain operational data as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	71.8	71.1	70.9

Gross margin	28.1	28.2	28.9	29.1
Selling, general and administrative expenses	20.4	22.9	23.0	24.6
Research and development	2.0	2.4	2.1	2.8

Operating income	5.7%	2.9%	3.8%	1.7%

Gross Margin. Consolidated gross margin for the three months ended March 31, 2005 was $2.5 million, or 28% of net revenues; compared to $1.6 million or 28% of net revenues for the three months ended March 31, 2004.

In the second quarter of 2005, the gross margin of our semiconductor equipment segment, as a percentage of sales, decreased 2% when compared with the second quarter of 2004. This was due to a less favorable product mix. Gross margin of our semiconductor equipment segment for the six months ended March 31, 2005 and 2004 was 30% and 33% of net revenues, respectively, a decrease of 3%. This decrease is also primarily the result of an unfavorable product mix in 2005 as compared to 2004.

Also impacting the gross margin of the semiconductor equipment segment in 2005 are the excess costs expensed on the pending sale of our first small batch vertical diffusion furnace. The future costs to build this initial system have significantly exceeded the contracted selling price. As a result, we recognized an additional $50,000, or 0.3% of net revenues, of expense during the six months ended March 31, 2005 to reflect the increase in the projected losses on this contract. Actual results for this project could differ from our estimates. Cumulatively, $413,000 of the anticipated projected cost overruns for this initial system has been charged to cost of sales since the order was taken in 2003. We believe that the engineering and development of this project have progressed to a point that we do not anticipate any further significant increases in the projected loss or actual costs of this project. This system is currently scheduled to ship in the third quarter of 2005. At the date of customer acceptance on this system, we will recognize the full amount of the contracted revenues, with no resulting gross margin due to the cost overruns discussed above. However, if this system is not accepted by the customer, it will have a material adverse effect on our financial position and results of operations.

In the second quarter of 2005, the gross margin of our polishing supplies segment increased to 28% of net revenues, compared to 24% in the second quarter of 2004. This increase of 4% is the result of a decrease in production costs primarily due to our investment in the laser cutting equipment. The gross margin of this segment was 25% and 21% of net revenues for the six months ended March 31, 2005 and 2004, respectively, an increase of 4%.

Our gross margin has significantly fluctuated in the past, and will continue to fluctuate in the future, based on several factors including, but not limited to, the severity and duration of industry cycles, the timing of equipment installations and customers acceptances, product mix and overhead absorption levels. The timing of revenue recognition has a particularly significant effect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter revenue has a significantly higher gross margin percentage.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were $1.8 million, or 20.4% of net revenues, and $1.3 million, or 22.9% of net revenues, respectively. The increased expenses in 2005 are primarily from the inclusion of Bruce Technologies. Selling, general and administrative expenses for the six months ended March 31, 2005 and 2004 were $3.7 million, or 23.0% of net revenues, and $2.3 million, or 24.6% of net revenues, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was due to a large portion of these costs being fixed.

Research and Development Expenses. During the three months ended March 31, 2005 and 2004, research and development expenses were $176,000 and $134,000, respectively. Research and development expenses were $342,000 and $266,000 for the six months ended March 31, 2005 and March 31, 2004, respectively. The 29% increase was due to increased personnel costs required for increasing development activities in the Netherlands.

Operating Income. Our operating income for the second quarter of 2005 was $0.5 million, or 5.7% of net revenues, compared to $0.2 million or 2.9% in operating income for the second quarter of 2004. The operating income for the six months ended March 31, 2005 and 2004 was $0.6 million or 3.8% of net revenue and $0.2 million or 1.7% of net revenue, respectively. The increase in our operating income is a result of higher sales in 2005 as compared to 2004.

Income Tax Expense. In 2004, the Company recorded a valuation allowance for the total deferred tax assets. As we recognize profits, the Company will offset the income tax expense by the reversal of the valuation allowance, up to the current tax expense, until fully reversed or until it has been determined the valuation allowance is no longer needed. Net operating loss carryforwards are not available to offset the entire federal alternative minimum taxable income. As a result, the tax benefit recorded during the second quarter of 2005 reflects the alternative minimum tax and certain state taxes that were more than offset by a reversal of income tax expense recorded in the first quarter of 2005. This resulted in an effective tax rate for the six months ended

March 2005 of (.4)% compared to 40% for 2004. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes and the effectiveness of our tax planning strategies.

Net Income. As a result of the operating results described above, our net income for the second quarter of 2005 was $0.5 million, or $.18 per diluted share, compared $0.1 million, or $.03 per diluted share for the second quarter of 2004. Net income for the six months ended March 31, 2005 was $0.6 million or $.21 per diluted share, compared to $0.1 million or $.04 per diluted shares.

On April 22, 2005, the Company issued 540,000 shares of 8% Convertible Preferred stock that pay dividends of $172,800 per annum and are convertible into an equal number of common shares. Future basic earnings per share will be computed by deducting the preferred dividends from net income and dividing the result by the average shares outstanding. Diluted earnings per share will be computed by dividing net income by the sum of the average shares outstanding, common stock equivalents and the 540,000 common shares issuable upon conversion of the preferred stock. These calculations will result in lower basic earnings per share unless the Company has incremental net income of $172,800 from investing the net proceeds of the preferred and lower diluted earnings per share unless the Company has incremental net income sufficient to cover the impact of the dilutive effect of the preferred stock.

Backlog. At March 31, 2005, our order backlog totaled $4.6 million, a decrease of 46% from the $8.5 million backlog at December 31, 2004. The Company’s backlog has historically been volatile due to the size and timing of large system orders. As of May 12, 2005, order backlog has returned to a level in excess of $7.0 million. One customer in Europe accounted for 18% of the $4.6 million backlog as of March 31, 2005. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next 12 months. The backlog also includes revenues deferred on orders that have already been shipped, but which have not met the criteria for revenue recognition. We schedule production of our systems based on order backlog and customer commitments. However, customers may delay the delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on our business, financial position and results of operations. In addition, our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

Liquidity and Capital Resources

At March 31, 2005 and September 30, 2004, cash and cash equivalents were $0.9 million and $1.7 million, respectively. Our ratio of current assets to current liabilities was 2.7:1 at March 31, 2005 and at September 30, 2004. We continue to believe that we have sufficient available liquidity and capital resources for our existing operations and expansion plans.

During the six months ended March 31, 2005, cash and cash equivalents decreased by $0.8 million. Net income of $0.6 million, $0.4 million in non-cash adjustments for depreciation and amortization, increases in accounts payable of $0.2 million and in accrued liabilities and customer deposits of $0.3 million and a decrease in inventory and other assets of $0.4 million represented the $1.9 million of cash inflows. These cash inflows were offset by a $2.8 million increase in accounts receivable and a $0.2 million decrease in deferred profit on systems awaiting installation and/or customer acceptance. The increase in accounts receivable was a result of increased sales during the quarter ended March 31, 2005.

Investing activities and the effect of exchange rates on cash were not significant during the six months ended March 31, 2005. Financing activities of $0.5 million during the first quarter of 2005 was due to the receipt of cash for the financing of a laser cutting machine purchased during the fourth quarter of 2004.

At March 31, 2005, our principal sources of liquidity consisted of $0.9 million of cash and cash equivalents. Since the only lien on our assets is a $0.5 million mortgage loan and a security interest in trade receivables of the operation in the Netherlands and the $0.5 million borrowings for the capital-leased asset, we believe that additional sources of liquidity are available from various financing sources. We believe that we have sufficient liquidity for our current operations and for at least certain elements of our growth strategy. One element of our growth strategy is the development of new products, such as the proposed new small batch vertical model for our diffusion furnace line.

Another element of our growth strategy is the acquisition of product lines or businesses that complement our existing product lines and business.

On April 22, 2005, the Company completed a private placement of 540,000 shares of Series A Convertible Preferred Stock. The cash and cash equivalents on hand at March 31, 2005, the unused portion of the line of credit in the Netherlands and the net proceeds of $1.9 million from the issuance of Preferred Stock in April are expected to be sufficient for existing operations, including internal growth. Significant unplanned development of new products or the completion of additional significant acquisitions will require additional capital. Additional capital resources may include one or more sources of financing, such as another private placement, a public offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow from operations. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in our Annual Report on Form 10- K for the fiscal year ended September 30, 2004.

We continually review our business activities to determine which of our policies meet these criteria. We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which amends SFAS No. 123, “Accounting for Stock-Based compensation”. This statement requires companies to expense the fair value of employee stock options and similar awards and is effective for periods beginning after the beginning of the next fiscal year as amended April 14, 2005. The Company will adopt the provisions of SFAS No. 123R on October 1, 2005. See the pro forma in Note 1 for the impact on current and prior period results using the fair value method as prescribed under SFAS No. 123. The Company is currently evaluating the impact of adopting SFAS No. 123R.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS 153 amends APB Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance and is effective for periods ending after June 15, 2005. The Company will adopt the provisions of SFAS 153 April 1, 2005 and believes they will not have a material effect of its financial position or results of operations.

On March 2, 2005, The Securities and Exchange Commission announced the extension of compliance dates for non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to the Sarbanes-Oxley Act. The amendments require a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditors’ report. Under this extension, companies not required to file annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for their first fiscal year ending on or after July 15, 2006. The Company expects to comply with the requirements under the new deadline by including a report by management on the Company’s internal control over financial reporting and an accompanying auditors’ report with the filing of its annual report for the year ending September 30, 2006.

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

We estimate that more than 90% of our transactions are denominated in one of our two functional currencies or currencies that have fixed exchange rates with one of our functional currencies. As of March 31, 2005, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the six months ended March 31, 2005 and 2004. Our investment in and advances to our Netherlands operation totaled $2.4 million as of March 31, 2005. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.2 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

When the value of the Euro increases relative to the value of the U.S. dollar, as it has during 2005 and 2004, our operation in The Netherlands becomes less competitive outside the European market, as it must raise prices to those customers that normally make purchases in U.S. dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in the Euro and to increase its purchases denominated in U.S. dollars, which become less expensive. When the value of the Euro declines relative to the value of the U.S. dollar, our operation in The Netherlands can be more competitive against United States based equipment suppliers, as the cost of purchases denominated in U.S. dollars becomes more expensive. Because it is difficult to predict the volume of U.S. dollar denominated transactions arising from our Netherlands operation, we do not hedge against the effects of exchange rate changes on future transactions. The Euro was at a relatively high value relative to the U.S. dollar at March 31, 2005, leaving our Netherlands operation at a competitive disadvantage compared to other suppliers based in the United States and increasing the risk of a future unfavorable foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss).

ITEM 4.	CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures in place as of March 31, 2005. As defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Articles of Incorporation	A

3.2	Articles of Amendment to Articles of Incorporation, dated April 27, 1983	A

3.3	Articles of Amendment to Articles of Incorporation, dated May 19, 1987	B

3.4	Articles of Amendment to Articles of Incorporation, dated May 2, 1988	C

3.5	Articles of Amendment to Articles of Incorporation, dated May 28, 1993	D

3.6	Articles of Amendment to Articles of Incorporation, dated March 14, 1999	E

3.7	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock	F

4.1	Form of Subscription Agreement	F

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

A	Incorporated by reference to Amtech’s Form S-1 Registration Statement No. 2-83934-LA.

B	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1987.

C	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1988.

D	Incorporated by reference to Amtech’s Form S-1 Registration Statement (File No. 33-77368).

E	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1999.

F	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: May 16, 2005
Robert T. Hass
Vice President – Finance, Chief Financial Officer and Director
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation	A

3.2	Articles of Amendment to Articles of Incorporation, dated April 27, 1983	A

3.3	Articles of Amendment to Articles of Incorporation, dated May 19, 1987	B

3.4	Articles of Amendment to Articles of Incorporation, dated May 2, 1988	C

3.5	Articles of Amendment to Articles of Incorporation, dated May 28, 1993	D

3.6	Articles of Amendment to Articles of Incorporation, dated March 14, 1999	E

3.7	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock	F

4.1	Form of Subscription Agreement	F

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

A	Incorporated by reference to Amtech’s Form S-1 Registration Statement No. 2-83934-LA.

B	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1987.

C	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1988.

D	Incorporated by reference to Amtech’s Form S-1 Registration Statement (File No. 33-77368).

E	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1999.

F	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2005.