Form 10-Q
period 2005-06-30
AMTECH SYSTEMS INC
filed 2005-08-15
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

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

Shares of Common Stock outstanding as of August 15, 2005: 2,705,121

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,568,175	$1,674,352
Accounts receivable (less allowance for doubtful accounts of $201,000 and $188,000 at June 30, 2005 and September 30, 2004, respectively)	5,474,815	3,629,177
Inventories	5,228,193	5,993,837
Income taxes receivable	485,663	611,333
Prepaid expenses	428,726	357,475

Total current assets	15,185,572	12,266,174
Property, Plant and Equipment - Net	2,003,938	2,220,172
Intangible Assets - Net	1,249,990	1,343,171
Goodwill	816,639	816,639
Other Assets	2,105	13,374

Total Assets	$19,258,244	$16,659,530

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,875,549	$1,459,197
Current maturities of long term debt	136,090	19,730
Accrued compensation and related taxes	1,040,356	743,600
Accrued warranty expense	258,526	260,332
Deferred profit	433,627	1,031,441
Customer deposits	266,902	210,803
Accrued loss on contract	—	363,862
Other accrued liabilities	307,688	441,979

Total current liabilities	4,318,738	4,530,944
Long-Term Obligations	776,478	473,510

Total liabilities	5,095,216	5,004,454
Commitments, Contingencies and Subsequent Event
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; Series A convertible preferred stock, $0.01 par value; liquidation value $2,192,666 at June 30, 2005; 540,000 shares issued and outstanding at June 30, 2005	1,891,873	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 2,705,121 at June 30, 2005 and September 30, 2004	27,051	27,051
Additional paid-in capital	12,904,520	12,887,986
Accumulated other comprehensive income	396,306	500,275
Accumulated deficit	(1,056,722)	(1,760,236)

Total stockholders’ equity	14,163,028	11,655,076

Total Liabilities and Stockholders’ Equity	$19,258,244	$16,659,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues, net of returns and allowances	$5,506,773	$4,834,950	$21,593,650	$14,387,144
Cost of sales	3,774,775	3,735,243	15,220,464	10,510,655

Gross margin	1,731,998	1,099,707	6,373,186	3,876,489
Selling, general and administrative	1,513,989	1,363,599	5,205,729	3,711,106
Research and development	96,104	109,719	438,802	376,008

Operating income (loss)	121,905	(373,611)	728,655	(210,625)
Interest income (expense), net	7,075	4,051	(30,214)	6,442

Income (loss) before income taxes	128,980	(369,560)	698,441	(204,183)
Income tax benefit	(2,731)	(120,000)	(5,073)	(54,000)

Net income (loss)	$131,711	$(249,560)	$703,514	$(150,183)

Earnings (Loss) Per Share:
Basic earnings (loss) per share	$.04	$(.09)	$.25	$(0.06)
Weighted average shares outstanding	2,705,121	2,702,313	2,705,121	2,701,029
Diluted earnings (loss) per share	$.04	$(.09)	$.24	$(0.06)
Weighted average shares outstanding	3,177,480	2,702,313	2,896,165	2,701,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements Of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating Activities
Net income (loss)	$703,514	$(150,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	511,391	326,111
Write-down of inventory	74,057	—
Provision for doubtful accounts	17,680	12,642
Deferred income taxes	—	26,000
Changes in operating assets and liabilities:
Accounts receivable	(1,927,077)	(161,551)
Inventories	663,685	(469,436)
Income taxes receivable	128,850	(140,056)
Prepaid expenses and other assets	(72,675)	(123,667)
Accounts payable	430,385	(5,673)
Accrued liabilities and customer deposits	(132,166)	(59,756)
Deferred profit	(612,848)	354,890

Net cash used in operating activities	(215,204)	(390,679)

Investing Activities
Purchases of property, plant and equipment	(204,972)	(175,223)

Net cash used in investing activities	(204,972)	(175,223)

Financing Activities
Common stock issued	—	15,014
Preferred stock issued	1,908,407
Payments on long-term obligations	(70,723)	—
Borrowings on long-term obligations	500,000	—

Net cash provided by financing activities	2,337,684	15,014

Effect Of Exchange Rate Changes On Cash	(23,685)	42,221

Net Increase (Decrease) In Cash And Cash Equivalents	1,893,823	(508,667)
Cash And Cash Equivalents, Beginning Of Period	1,674,352	7,453,069

Cash And Cash Equivalents, End Of Period	$3,568,175	$6,944,402

Supplemental Cash Flow Information:
Interest expense paid	$52,414	$20,486
Income taxes paid	104,600	62,000
Supplemental Non-cash Financing Activities:
Preferred stock dividend accrual	$32,666	$—
Warrant issued	49,200	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended June 30, 2005 (Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation - Amtech Systems, Inc., an Arizona corporation (“Amtech”), and its wholly-owned subsidiaries; P. R. Hoffman Machine Products, Inc. (“P. R. Hoffman”) and Bruce Technologies, Inc. (“Bruce Technologies”), based in the United States; and Tempress Systems, Inc. (“Tempress”) based in the Netherlands, comprise the “Company.” We design, assemble, sell and install capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor industry, and in certain semiconductor fabrication processes. These products are sold to manufacturers of silicon wafers and semiconductors worldwide, particularly in the United States, Asia and northern Europe. In addition, we provide semiconductor manufacturing support services.

We serve a niche market in an industry that experiences rapid technological advances, and which in the past has been very cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products, and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows.

The consolidated results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications - We reclassified expenses previously classified as selling, general and administrative costs to cost of sales in the three months ended December 31, 2004. There was no effect on net income.

Revenue Recognition - We recognize revenue from the sale of equipment upon shipment equal to 90% or such other percentage that the customer is unconditionally obligated to pay based upon the shipment. We defer the portion of the revenue equal to the greater of the fair value of the installation or the amount contingent upon acceptance. As there are others that can perform the installation work, the undelivered services are not essential to the utility of delivered equipment. However, in those cases where the product is not yet proven, 100% of the revenue is deferred until final customer acceptance.

Deferred Profit - The components of deferred profit are as follows:

	June 30, 2005	September 30, 2004
Deferred revenues	$1,103,956	$1,130,796
Deferred costs	670,329	99,355

	$433,627	$1,031,441

Concentrations of Credit Risk - As of June 30, 2005, receivables from one customer amounted to 17% of accounts receivable. During July 2005, the customer paid 90% of the outstanding balance. At June 30, 2004, a customer comprised 27% and another customer 15% of accounts receivable. As of September 30, 2004, receivables from one customer comprised 15% of accounts receivable. The financial terms of our parts, service and retrofit revenue, which usually comprise approximately 50-60% of consolidated revenue, are generally net 30, F.O.B. shipping point or equivalent terms. The financial terms of equipment or systems sales vary depending on the size of the order and the size, reputation and creditworthiness of the customer. As a result, the financial terms of equipment sales can range from 90% due 30 days after shipment and 10% due 30 days after acceptance to 30% due 30 days after order placement, 60% due 30 days after shipment and 10% net due 30 days after acceptance. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile.

Work-in-process inventory (“WIP”) at June 30, 2005 includes $267,000 that is attributable to a single customer.

During the nine months ended June 30, 2005, net revenues were from customers in the following geographical regions:

North America (including 36% from the United States)	37%
Asia ( including 16% from Taiwan)	41%
Europe	22%

100%

During the three months ended June 30, 2005, one customer represented 12% of net revenues and another customer represented 10% of net revenues. No single customer represented more than 10% of net revenues during the nine months ended June 30, 2005.

We had assets of $13.5 million and $5.8 million in the United States and the Netherlands, respectively, at June 30, 2005. At September 30, 2004, we had $10.8 million and $5.8 million of assets in the United States and the Netherlands, respectively.

Long-lived assets excluding intangibles and goodwill are as follows:

	June 30, 2005	September 30, 2004
Domestic	$1,250,664	$1,523,775
Foreign	755,379	709,771

	$2,006,043	$2,233,546

Inventories - The components of inventories are as follows:

	June 30, 2005	September 30, 2004
Purchased parts and raw materials	$4,077,643	$4,161,847
Work-in-process	705,740	1,185,428
Finished goods	444,810	646,562

	$5,228,193	$5,993,837

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

The following is a summary of property, plant and equipment:

	June 30, 2005	September 30, 2004
Land, building and leasehold improvements	$1,002,461	$945,146
Equipment and machinery	1,905,045	1,839,007
Furniture and fixtures	2,240,311	2,287,264

	5,147,817	5,071,417
Accumulated depreciation and amortization	(3,143,879)	(2,851,245)

	$2,003,938	$2,220,172

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually. Accordingly, we review goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Intangibles - Intangible assets are capitalized and amortized over 6 months to 15 years if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	June 30, 2005	September 30, 2004
Patents	$74,161	$97,002
Trademarks	592,000	592,000
Non-compete agreements	350,000	350,000
Customer lists	276,000	276,000
Backlog/acquired contracts	50,000	50,000
Technology	102,000	102,000

	1,444,161	1,467,002
Accumulated amortization	(194,171)	(123,831)

	$1,249,990	$1,343,171

Warranty - We provide, free of charge, a limited warranty generally for periods of 12 to 24 months to all purchasers of our new products and systems. We record accruals for estimated warranty costs at the time revenue is recognized. Management believes the amounts accrued for future warranty expenditures are sufficient for all warranty costs on systems sold through June 30, 2005.

The following is a summary of activity in accrued warranty expense:

Nine Months Ended June 30, 2005
Beginning balance	$260,332
Warranty expenditures	(43,351)
Provision	41,545

Ending balance	$258,526

Stock-Based Compensation - We account for the employee stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permits companies to record employee stock-based transactions in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issues to Employees,” under which compensation cost is recognized under the intrinsic value method.

The pro forma effects on earnings and earnings per share (“EPS”) are disclosed as if the fair value approach had been adopted. There was no expense recognized under the intrinsic value method for the three and nine months ended June 30, 2005 and 2004.

Our employee stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration
Director Stock Purchase Agreements (pre-1996)	15,000	—	90 days after board member termination
Non-Employee Directors Stock Option Plan	100,000	16,000	December 2005
Amended and Restated 1995 Stock Option Plan and 1995 Stock Bonus Plan	160,000	750	October 2005
1998 Employee Stock Option Plan	500,000	154,361	January 2008

		171,111

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015. Under the terms of the amended and restated 1995 Stock Option Plan, nonqualified stock options may also be issued. Options vest at the rate of 20%-33% per year.

The stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	439,017	$4.83	405,217	$4.70
Granted	16,389	3.36	55,000	5.84
Exercised	—	—	(6,700)	2.24
Forfeited	—	—	(3,500)	3.91

Outstanding at end of period	455,406	$4.78	450,017	$4.88

Exercisable at end of period	338,584	$4.64	273,317	$4.39

Weighted average fair value of options granted during the period	$1.38		$2.67

We have recognized no compensation expense as all options have been granted with an exercise price equal to, or greater than, the fair value of the common stock on the date of grant. No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures of unvested options are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended June 30,
	2005	2004
Risk free interest rate	4.09% to 4.16%	3.71% to 4.74%
Expected life	5 years	4 to 6 years
Dividend rate	0%	0%
Volatility	39% to 40%	40% to 53%

The following table illustrates the pro-forma effect on net income (loss) and on the net income (loss) per share, as if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$131,711	$(249,560)	$703,514	$(150,183)
Compensation included in net income (loss), as reported	—	—	—	—
Compensation expense, net of tax	68,342	54,561	204,004	162,497

Net income (loss), pro forma	$63,369	$(304,121)	$499,510	$(312,680)

Basic Earnings (Loss) Per Share:
As reported	$.04	$(.09)	$.25	$(.06)
Pro forma	.01	(.11)	.17	(.12)
Diluted Earnings (Loss) per Share:
As reported	$.04	$(.09)	$.24	$(.06)
Pro forma	.02	(.11)	.17	(.12)

The following summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.13 - 1.49	70,017	1.63	$1.13	70,017	$1.13
1.50 - 1.99	9,000	3.66	1.50	9,000	1.50
2.00 - 3.24	17,989	8.12	2.93	8,266	2.83
3.25 - 4.24	18,500	8.40	3.43	6,500	3.25
4.25 - 5.49	95,900	4.89	4.48	63,400	4.42
5.50 - 6.49	78,000	7.02	5.79	45,401	5.81
6.50 - 6.99	166,000	5.73	6.54	136,000	6.55

	455,406			338,584

Impact of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required. We believe the adoption of this Statement will not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”, which amends SFAS No. 123, “Accounting for Stock-Based compensation”. This statement requires companies to expense the fair value of employee stock options and similar awards and is effective for periods beginning after the beginning of the next fiscal year as amended April 14, 2005. We will adopt the provisions of SFAS No. 123R on October 1, 2005. See the pro forma disclosed on the previous page for the impact on current and prior period results using the fair value method as prescribed under SFAS No. 123. We are currently evaluating the impact of adopting SFAS No. 123R.

In January 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance for the accounting of a deduction provided to U. S. manufacturing companies and is effective immediately. We believe the adoption of this position currently will not have a material effect on our financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3 concerning accounting changes and reporting accounting changes in interim periods. Accounting changes and error corrections should now be accounted for by retrospective restatement of the financial statements of prior periods, unless it is impracticable to determine either (1) the period-specific effects, or (2) the cumulative effect of the change. SFAS No. 154 is effective for periods ending after December 15, 2005. We will adopt the provisions of SFAS No. 154 on October 1, 2005. There is no assurance that there will not be a material impact in the future.

In July 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. This FSP clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS No. 150. We will adopt the provisions of SFAS No. 154 on July 1, 2005.

In July 2005, the FASB issued EITF 05-6 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, which addresses the amortization period for leasehold improvements on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We will adopt the provisions of EIFT 05-6 on July 1, 2005. We believe the adoption of this EITF will not have a material effect on our financial position or results of operations.

2.	Earnings Per Share

Basic EPS are computed by dividing net income available to common shareholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. For the three and nine months ended June 30, 2005, 459,200 shares of options and warrants were excluded from the EPS calculations. For the same periods ended June 30, 2004, 509,317 shares of options and warrants were excluded from the EPS calculation as they are antidilutive due to the net loss in each of the periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings (Loss) Per Share Computation
Net income (loss)	$131,711	$(249,560)	$703,514	$(150,183)
Preferred stock dividends	(32,666)	—	(32,666)	—

Net income (loss) available to common stockholders	$99,045	$(249,560)	$670,848	$(150,183)

Weighted Average Shares Outstanding:
Common stock	2,705,121	2,702,313	2,705,121	2,701,029

Basic earnings (loss) per share	$.04	$(.09)	$.25	$(.06)

Diluted Earnings (Loss) Per Share Computation
Net income (loss)	$131,711	$(249,560)	$703,514	$(150,183)

Weighted Average Shares Outstanding:
Common stock	2,705,121	2,702,313	2,705,121	2,701,029
Common stock equivalents	472,359	—	191,044

Diluted shares	3,177,480	2,702,313	2,896,165	2,701,029

Diluted earnings (loss) per share	$.04	$(.09)	$.24	$(.06)

3.	Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$131,711	$(249,560)	$703,514	$(150,183)
Foreign currency translation adjustment	(205,709)	(21,608)	(103,969)	147,940
Minimum pension liability adjustment	—	119,986	—	119,986

Comprehensive income (loss)	$(73,998)	$(151,182)	$599,545	$117,743

4.	Business Segment Information

We classify our products into two core business segments. The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits. Also included in the semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Revenues:
Semiconductor equipment	$3,576,213	$3,462,557	$16,227,560	$9,923,777
Polishing supplies	1,930,560	1,372,393	5,366,090	4,463,367

	$5,506,773	$4,834,950	$21,593,650	$14,387,144

Operating Income (Loss):
Semiconductor equipment	$(193,298)	$(426,741)	$273,594	$(248,411)
Polishing supplies	315,203	53,130	455,061	37,786

	121,905	(373,611)	728,655	(210,625)
Interest income (expense), net	7,075	4,051	(30,214)	6,442

Income (loss) before income taxes	$128,980	$(369,560)	$698,441	$(204,183)

	June 30, 2005	September 30, 2004
Indentifiable Assets:
Semiconductor equipment	$15,386,532	$12,830,102
Polishing supplies	3,871,712	3,829,428

	$19,258,244	$16,659,530

5.	Long-Term Obligations

In December 2004, we entered into a capital lease to finance a laser cutting tool purchased in the fourth quarter of fiscal 2004. We financed $500,000 at an interest rate of 6.55% with 48 monthly payments due in the amount of $11,869 each.

6.	Acquisition

On July 1, 2004, we acquired, through our wholly owned subsidiaries, Bruce Technologies, Inc. and Tempress Systems, Inc., certain semiconductor horizontal diffusion furnace operations and assets in the United States and Europe from Kokusai Semiconductor Equipment Corporation and its affiliate Kokusai Electric Europe, GmbH. The cost of the net assets acquired was approximately $3.6 million, including $3.3 million paid at closing and $0.3 million of transaction costs.

The assets acquired principally consist of intellectual property and technology, customer lists, customer contracts, trademarks, non-compete agreements, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

The seller’s cost of the domestic inventory was $3.2 million for which we paid $2.2 million. If we sell or consume in operations domestic inventory received in the acquisition in excess of $2.2 million, we will make contingent payments for the quantities used based upon the seller’s cost of the inventory, with such contingent payments capped at $1.0 million.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows:

Inventory	$2,346,000
Goodwill	89,000
Intangible assets	1,370,000
Property, plant and equipment	54,000
Liabilities assumed	(260,000)

Net assets acquired	$3,599,000

The following condensed consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of the three and nine months ended June 30, 2004. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period and is not necessarily indicative of results that may be obtained in the future (unaudited):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Revenues	$6,204,727	$22,059,625
Net income (loss)	$(143,539)	$277,146
Net income (loss) per share:
Basic	$(.05)	$.10
Diluted	$(.05)	$.10

For purposes of the above pro forma presentation, the historical revenues and earnings of Bruce Technologies for the three and nine months ended June 30, 2004 have been combined with our revenues and earnings for the three and nine months ended June 30, 2004.

7.	Preferred Stock

On April 22, 2005, we completed a private placement of 540,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the “Preferred Stock”). The gross proceeds of this transaction were $2,160,000. The placement agent received commissions of 8% of the proceeds, totaling $172,800, and a non-accountable expense allowance of 2% of the proceeds, totaling $43,200. The agent also received a warrant to purchase up to 60,000 shares of our Common Stock, $.01 par value per share (“Common Stock”), at a price of $4.67 per share. The warrant was valued at $49,200 using the Black-Scholes pricing method.

The shares of Preferred Stock are convertible at any time at the option of the holders into shares of Common Stock based upon the liquidation value, as defined, at a fixed conversion rate of $4.00 per share. In addition, all outstanding shares of Preferred Stock will be automatically converted into shares of Common Stock in the event that the Common Stock has an average thirty-day trading price of at least $5.50 per share, provided that we have filed and obtained effectiveness of a Registration Statement (as described below) prior to such thirty-day period.

Each holder of Preferred Stock is entitled to receive cumulative dividends at a rate of $0.32 per share per annum (or 8%) out of our legally available funds or other assets, which are payable semi-annually. We have recorded a dividend of $32,666 for the three and nine months ended June 30, 2005. We have the option to pay such dividends in cash or, if a Registration Statement has been filed with and declared effective by the SEC (as described below), shares of Common Stock. The dividend and liquidation rights of the Preferred Stock are senior to those of the Common Stock. As long as at least 270,000 shares of Preferred Stock are outstanding, the shares of Preferred Stock then outstanding, voting as a class, have the right and power to elect one director to our Board of Directors. With respect to all other matters submitted to a vote of our shareholders, each holder of Preferred Stock is entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Preferred Stock could then be converted. The Preferred Stock has anti-dilution protection in certain events, including certain preemptive rights.

Pursuant to the subscription agreements, we are obligated to file a registration statement (“Registration Statement”) covering reoffers and resales of Common Stock to be issued to the holders of Preferred Stock in accordance with the Certificate of Designations, Preferences and Privileges as soon as reasonably practicable after we are eligible to file a Registration Statement on Form S-3. We plan on filing the Registration Statement in October 2005.

8.	Commitments and Contingencies

Legal Proceedings - We may be subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and Notes and the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Risks and Uncertainties” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a more complete understanding of our financial position and results of operations for the three and six month periods ended June 30, 2005. This discussion should also be read in conjunction with the Current Reports on Form 8-K filed by us during fiscal 2005.

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of our business and opportunities.

•	Results of Operations: a discussion of operating results.

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

•	Impact of Recently Issued Accounting Pronouncements: a discussion of how we are affected by recent pronouncements.

Overview

We develop, manufacture, market and service wafer and semiconductor fabrication equipment and related parts, supplies and services on a worldwide basis. The products offered are grouped into two business segments: the semiconductor equipment segment and the polishing supplies segment. The semiconductor equipment segment offers horizontal diffusion furnaces, processing/robotic equipment for diffusion furnaces, related spare parts and manufacturing support services to semiconductor fabricators and silicon wafer manufacturers. The polishing supplies segment offers supplies, including carriers and templates, and equipment for lapping and polishing, which are some of the last steps in the fabrication of silicon wafers.

We have increased the purchasing of our own brands of used diffusion furnaces to refurbish for resale. We have no repurchase obligations with our customers and do not sell equipment with a repurchase obligation. Commitments to purchase such used equipment are only made when we have made a strategic decision to expand the quantities of low cost equipment we have for sale and we are able to identify available, well-maintained, used equipment that has been or shortly will be taken out of production.

Our sales to distributors are similar to our sales to other customers, except that they are not the end users. Instead, they generally have an order from the end-user before placing an order with us. Sales to our distributors are not contingent on future sales by the distributor to end-users. Returns from distributors are extremely rare. Our distributors do not stock our product, except for an immaterial amount of parts needed to provide timely repairs to the customer. Our sales to distributors do not include a general right of return. As with other customers, payment terms with distributors are negotiated on an order by order basis. They are generally on terms of F.O.B shipping point with 90% due 30 days after shipment and 10% upon completion of installation and acceptance. We usually ship systems directly to our distributor’s customer. Our distributor sells to the end-user on terms comparable to ours, except they add their mark-up to the price.

Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in:

1.	global and regional economic conditions;

2.	supply and demand for semiconductors or, more specifically, capacity utilization and production volume of manufacturers of semiconductors, silicon wafers, solar cells and MEMS (microelectrical mechanical systems); and

3.	the profitability and capital resources of those manufacturers.

For this and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

Since our business has historically been subject to cyclical industry conditions, we have experienced significant fluctuations in our quarterly new orders and net revenues, both within and across years. Demand for semiconductor and silicon wafer manufacturing equipment and related consumable products has also been volatile as a result of sudden changes in semiconductor supply and demand and other factors in both semiconductor devices and wafer fabrication processes. Our orders tend to be more volatile than our revenues, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenues tend to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenues under our revenue recognition policies. Customer delivery schedules on large system orders can also add to this volatility.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5%	77.3%	70.5%	73.1%

Gross margin	31.5%	22.7%	29.5%	26.9%
Selling, general and administrative expenses	27.5%	28.2%	24.1%	25.8%
Research and development	1.7%	2.2%	2.0%	2.6%

Operating income (loss)	2.3%	(7.7%)	3.4%	(1.5%)

Net Revenues – The following table reflects the increase or decrease in net revenues during the third quarter of 2005 as compared to the third quarter of 2004 (in thousands, except percentages):

	Three Months Ended June 30,
	2005	2004	Inc (Dec)
Semiconductor Equipment Segment	$3,576	$3,463	$114	3%
Polishing Supplies Segment	1,931	1,372	558	41%

Net revenues	$5,507	$4,835	$672	14%

Sales by the Bruce Technologies product line acquired July 1, 2004 contributed to an increase of $0.9 million. Revenues from the semiconductor equipment segment, excluding Bruce Technologies, decreased $0.8 million due to delays in bookings during the second quarter of 2005. The $0.6 million increase in net revenues of the polishing supplies segment was mainly due to increased penetration in foreign markets for insert carriers.

The following table reflects the increase or decrease in net revenues during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 (in thousands, except percentages):

	Nine Months Ended June 30,
	2005	2004	Inc (Dec)
Semiconductor Equipment Segment	$16,228	$9,924	$6,304	64%
Polishing Supplies Segment	5,366	4,463	903	20%

Net revenues	$21,594	$14,387	$7,207	50%

Net revenues from Bruce Technologies products, acquired July 1, 2004, increased net revenues of the semiconductor equipment segment $5.0 million, or 50%, during the nine months ended June 30, 2005 compared to net revenues during the nine months ended June 30, 2004. The $0.9 million increase in the polishing supply segment was mainly due to increased penetration in foreign markets for insert carriers.

The following table reflects new orders(1), shipments and net revenues for each quarter during the current fiscal year and for our prior two fiscal years, and the backlog as of the end of those periods, on a consolidated basis, as well as for each or our two business segments:

	Fiscal Quarter				Fiscal Year-to- Date	Semi- conductor Equipment Segment	Polishing Supplies Segment
	First	Second	Third	Fourth
	(dollars in thousands)
2005:
New orders (1)	$8,323	$5,079	$7,152		$20,554	$15,401	$5,153
Shipments	6,952	8,928	5,706		21,586	16,220	5,366
Net revenues	7,172	8,915	5,507		21,594	16,228	5,366
Ending backlog	8,451	4,615	6,260		6,260	5,358	902

2004
New orders (1)	$3,684	$4,038	$4,129	$7,103	$18,954	$12,927	$6,027
Shipments	3,744	5,697	5,232	5,136	19,809	13,725	6,084
Net revenues	3,921	5,631	4,835	4,912	19,299	13,215	6,084
Ending backlog	7,408	5,815	5,109	7,300	7,300	6,185	1,115

2003
New orders (1)	$2,165	$6,477	$7,498	$3,027	$19,167	$13,495	$5,672
Shipments	4,165	4,785	3,396	6,267	18,613	13,313	5,300
Net revenues	4,329	5,448	3,622	6,035	19,434	14,134	5,300
Ending backlog	5,748	6,777	10,653	7,645	7,645	6,473	1,172

(1)	Orders are net of cancellations and include the change in the U. S. dollar value of orders recorded in Euros by our semiconductor equipment segment.

Net new orders for the first nine months of 2005 increased $8.7 million, or 73% compared to the same period in 2004. Bruce Technologies product lines acquired July 1, 2004 contributed $5.3 million to the increase. New orders increased by $2.0 million, or 41%, in the third quarter of 2005 versus the second quarter of 2005. We believe that interest in our products remains strong, as evidenced by quotation activity, customer meetings and orders booked since June 30, 2005. During July 2005, $5.1 million in new orders was received for our Bruce Technologies horizontal diffusion furnaces and its proprietary APEX Process Management Software System complete with 3rd-party automation. Delivery is expected to be in the second quarter of fiscal year 2006. New orders are expected to remain volatile due to the size and timing of large system orders.

Gross Margin – Our gross margin has significantly fluctuated in the past, and will continue to fluctuate in the future, based on several factors including, but not limited to, the severity and duration of industry cycles, the timing of equipment installations and customer acceptances, product mix and overhead absorption levels. The timing of revenue recognition has a particularly significant effect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10-20% of the order, is recognized in a later period, because the latter revenue has a significantly higher gross margin percentage.

In the third quarter of 2005, gross margin increased, as a percentage of revenues, to 32% from 23% when compared with the third quarter of 2004. The increase was mainly due to revenue recognized in 2005 from the installation of equipment shipped in 2004. Net deferred profits of $0.5 million were recognized during the three months ended June 30, 2005, while net profits $0.4 million were deferred during the three months ended June 30, 2004. As a result, gross margin increased $0.9 million in 2005 from 2004 due to profit recognition.

On a year to date basis, gross margin increased, as a percentage of revenues, to 30% from 27% when comparing the nine months ended June 30, 2005 to the nine months ended June 30, 2004. Previously deferred profits recognized during the nine months ended June 30, 2005 were $0.2 million greater than the net profits recognized during the nine months ended June 30, 2004.

The write-down of inventory for the nine months ended June 30, 2005 was less than $0.1 million and there weren’t any write-downs during the nine months ended June 30, 2004. As a result, inventory write-downs had an insignificant effect on gross margins.

Selling, General and Administrative Expenses - Total selling, general and administrative expenses increased $0.2 million or 11% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The acquisition of Bruce Technologies increased selling, general and administrative expenses by $0.3 million or 20%. A decrease in commissions and royalties of less than $0.1 million accounted for a 6% reduction of selling, general and administrative expenses. Although total revenues increased during the third quarter 2005 compared to the third quarter 2004, there were fewer sales into territories where we have sales representatives.

The nine months ended June 30, 2005 had $1.5 million or 40% more selling, general and administrative expenses than during the same period in 2004. The acquisition of Bruce Technologies increased selling, general and administrative expenses by $0.8 million or 22%. An increase in audit fees of $0.2 million and an increase in commissions and royalties of $0.2 million, due to an increase of sales into territories where we have sales representatives, accounted for an additional 10% increase in selling, general and administrative expenses. Payroll and related costs increased $0.3 million due to the addition of corporate staff to support our growth. The increase in payroll costs accounted for an 8% increase to selling, general and administrative expenses.

Research and Development Expenses - The change is research and development expenses for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2005 was insignificant.

Operating Income - Operating income improved with a profit of $0.1 million during the three months ended June 30, 2005 compared to an operating loss of $0.4 million during the three months ended June 30, 2004. The increase in operating income of $0.5 million was primarily a result of an increase of sales in the polishing supplies segment and recognition of previously deferred profits.

During the nine months ended June 30, 2005 operating income improved by $0.9 million to a profit of $0.7 million from a loss of $0.2 million during the same period in 2004. This was also primarily the result of an increase in of sales in the polishing supplies segment and recognition of deferred profits.

Income Tax Expense - In 2004, we recorded a valuation allowance for the total deferred tax assets. As we recognize profits, we will offset the income tax expense by the reversal of the valuation allowance, up to the current tax expense, until fully reversed or until it has been determined the valuation allowance is no longer needed. Net operating loss carryforwards are not available to offset the entire federal alternative minimum taxable income. During the nine months ended June 30, 2005, we utilized $1.0 million of the deferred assets as a result of recognizing deferred profits and the reversal of the small batch vertical reserve for book purposes, but not for tax purposes. This resulted in a taxable loss on a year-to-date basis. The reduction in deferred tax assets reduced the valuation allowance as well as income tax expense; however, the effective state income tax rate has changed since the valuation allowance was recorded and a net tax benefit has resulted during the reversal of the valuation allowance. This resulted in an effective tax rate for the nine months ended June 30, 2005 of (1)% compared to (26)% for 2004. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes and the effectiveness of our tax planning strategies.

Net Income - Our net income for the quarter ended June 30, 2005 increased $0.4 million to $0.1 million compared to the net loss of $0.3 million during the quarter ended June 30, 2004. During the nine months ended June 30, 2005, there was a $0.9 million increase in net income to $0.7 million compared to the net loss of $0.2 million during the same period in 2004. See the above discussions for detail of the results.

Backlog - Our backlog has historically been volatile due to the size and timing of large system orders. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next 12 months. The backlog also includes revenues deferred on orders that have already been shipped, but which have not met the criteria for revenue recognition. We schedule production of our systems based on order backlog and customer commitments.

At June 30, 2005, our order backlog was $6.3 million, an increase of 24% from our backlog of $5.1 million at June 30, 2004. After a decrease in the second quarter 2005, our backlog at June 30, 2005 increased 36% from the backlog at March 31, 2005. The order received in July 2005 as discussed previously under the net revenue section will increase our backlog at June 2005 by 81%. One customer in the United States, one customer in Europe and one customer in China accounted for 20%, 17% and 11%, respectively, of the backlog as of June 30, 2005.

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

When customers cancel orders, we attempt to collect cancellation penalties, to the extent provided in our quotation, or to recover the costs incurred or committed prior to cancellation. However, we consider the potential for other current and future business with the customer. Thus, actual cancellation fees are negotiated on a case-by-case basis.

We had no significant cancellations during the three and nine months ended June 30, 2005 and June 30, 2004. We had cancellations of $-0-, $1.2 million, $3.5 million, $-0- and $1.2 million during the years ended September 30, 2003, 2002, 2001, 2000 and 1999, respectively. We received compensation in the form of cancellation penalties or return of volume discounts in the total amount of $0.1 million in 2001 and $0.5 million in 1999 related to those order cancellations

Liquidity and Capital Resources

At June 30, 2005, cash and cash equivalents were $3.6 million, an increase of $1.9 million from September 30, 2004. Our ratio of current assets to current liabilities was 3.5:1 at June 30, 2005 as compared to 2.7:1 at September 30, 2004. Non-cash working capital, the excess of current assets (less cash) over current liabilities, increased to $7.3 million at June 30, 2005 compared with $6.1 million at September 30, 2004.

The increased non-cash working capital was the result of increases in accounts receivable of $1.9 million and accounts payable of $0.4 million; and decreases in inventories of $0.7 million and deferred profits of $0.6 million, all due to higher sales activity.

During the nine months ended June 30, 2005, leasehold improvements made to the Massachusetts building and equipment purchases used $0.2 million of cash.

At June 30, 2005, our principal sources of liquidity consisted of $3.6 million of cash and cash equivalents. Since the only lien on our assets is a $0.5 million mortgage loan and a security interest in trade receivables of the operation in the Netherlands and the $0.5 million borrowings for a piece of equipment, we believe that additional sources of liquidity are available from various financing sources.

We believe that we have sufficient liquidity for our current operations and for at least certain elements of our growth strategy. One element of our growth strategy is the development of new products, such as the new small batch vertical model for our diffusion furnace line. Another element of our growth strategy is the acquisition of product lines or businesses that complement our existing product lines and business.

Significant unplanned development of new products or the completion of additional significant acquisitions will require additional capital. Historically we have obtained capital from one or more sources of financing, such as private placement of equity, public stock offering, working capital loans or term loans from banks or other financial institutions, equipment leasing, mortgage financing and internally generated cash flow. Additional capital resources may include one or more of these sources of financing. There can be no assurance of the availability or sufficiency of these or any other source of funding for those purposes.

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

We continually review our business activities to determine which of our policies meet these criteria. We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2005.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information under “Impact of Recently Issued Accounting Pronouncements.”

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Our operations in the United States are conducted in U. S. dollars. Our operation in the Netherlands, a component of the semiconductor equipment segment, conducts business primarily in the Euro and the U. S. dollar. The functional currency of our Netherlands operation is the Euro. The functional currency for all other operating units is the U. S. dollar.

We estimate that more than 90% of our transactions are denominated in one of our two functional currencies or currencies that have fixed exchange rates with one of our functional currencies. As of June 30, 2005, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of $0.1 million and less than $0.1 million during the nine months ended June 30, 2005 and 2004, respectively. Our investment in and advances to our Netherlands operation totaled $1.6 million as of June 30, 2005. A 10% change in the value of the Euro relative to the U. S. dollar would cause an approximately $0.2 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

When the value of the Euro increases relative to the value of the U. S. dollar, as it has during 2005 and 2004, our operation in the Netherlands becomes less competitive outside the European market, as it must raise prices to those customers that normally make purchases in U. S. dollars, in order to maintain the same profit margins. When this occurs, this operation attempts to have transactions denominated in the Euro and to increase its purchases denominated in U. S. dollars, which become less expensive. When the value of the Euro declines relative to the value of the U. S. dollar, our operation in the Netherlands can be more competitive against United States based equipment suppliers, as the cost of purchases denominated in U. S. dollars becomes more expensive. Because it is difficult to predict the volume of U. S. dollar denominated transactions arising from our Netherlands operation, we do not hedge against the effects of exchange rate changes on future transactions. Although the Euro has been declining during the last two quarters, the Euro remains at a relatively high value relative to the U. S. dollar at June 30, 2005, leaving our Netherlands operation at a competitive disadvantage compared to other suppliers based in the United States. This high value also increases the risk of a future unfavorable foreign currency translation adjustment, which would be a direct adjustment to stockholders’ equity and included in comprehensive income (loss).

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective as of the end of the period covered by this interim report.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: August 15, 2005
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