Form 10-K/A
period 2004-09-30
AMTECH SYSTEMS INC
filed 2005-10-18
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE TO AMENDMENT NO. 2 ON FORM 10-K/A

This is Amendment No. 2 to the Registrant’s annual report on Form 10-K for the year ended September 30, 2004, which was originally filed with the Securities and Exchange Commission on January 13, 2005 as amended by Amendment No. 1 filed with the Securities and Exchange Commission on January 28, 2005. This Amendment No. 2 is being filed in response to comments provided by the SEC staff in a Comment Letter dated September 19, 2005.

Part II, Item 9A, “Controls and Procedures” of the Form 10-K has been modified or revised in this Amendment No. 2 to reflect modifications and/or additional information requested in the SEC Comment Letter. This amendment is also being filed to update the exhibit index in Item 15 of Part IV.

This Amendment No. 2 does not modify or update disclosures presented in the original Form 10-K, except as required to reflect the modifications or additional information in Part II, Item 9A, “Controls and Procedures” requested in the SEC Comment Letter. Amendment No. 2 speaks as of the original filing date of the Form 10-K on January 13, 2005 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings.

INDEX

AMTECH SYSTEMS, INC.

AMENDMENT NO. 2 TO FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

		Page
	PART II
9A	Controls and Procedures	2

	Signatures	3

ITEM 9A CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

October 18, 2005	By:	/s/ Jong S. Whang
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Jong S. Whang Jong S. Whang	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 18, 2005

/s/ Robert T. Hass Robert T. Hass	Vice President – Finance, Chief Financial Officer and Director (Principal Financial & Accounting Officer)	October 18, 2005

/s/ Robert Averick Robert Averick	Director	October 18, 2005

* Robert F. King	Director	October 18, 2005

*	By Robert T. Hass, attorney-in-fact

3

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT NO.	DESCRIPTION
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

4