Form 10-Q/A
period 2004-12-31
AMTECH SYSTEMS INC
filed 2005-10-18
CIK 720500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Shares of Common Stock outstanding as of February 14, 2004: 2,705,121

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

This is Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on February 15, 2005. This Amendment No. 1 is being filed in response to comments provided by the SEC staff in a Comment Letter dated September 19, 2005.

Part I, Item 4, “Controls and Procedures” of the Form 10-Q has been modified or revised in this Amendment No. 1 to reflect modifications and/or additional information requested in the SEC Comment Letter. This amendment is also being filed to update the exhibit index in Item 6 of Part II.

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the modifications or additional information to Part I, Item 4, “Controls and Procedures” requested in the SEC Comment Letter. Amendment No. 1 speaks as of the original filing date of the Form 10-Q on February 15, 2005 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

INDEX

AMTECH SYSTEMS, INC.

AMENDMENT NO. 1 TO FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004

		Page

	PART II

Item 4.	Controls and Procedures	2

	Signatures	3

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ ROBERT T. HASS	Dated: October 18, 2005
Robert T. Hass Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer)

3

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

4