Form 10-K/A
period 2005-09-30
AMTECH SYSTEMS INC
filed 2006-01-30
CIK 720500

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
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)(2). Yes [  ]  No [X]

EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant’s annual report on Form 10-K for the year ended September 30, 2005, which was originally filed with the Securities and Exchange Commission on December 29, 2005. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to its shareholders in connection with its 2006 Annual Meeting of Shareholders. This amendment is also being filed to update the exhibits by adding those exhibits listed in Item 15 of Part IV herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) The following table sets forth information regarding the officers and directors of the Company. The subsequent paragraphs contain biographical data for each director.

Name	Age	Position with the Company
Jong S. Whang	60	President, Chief Executive Officer and Director
Robert T. Hass	55	Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director
Lawrence D. Firestone	47	Director
Robert F. King	72	Director
Robert Averick	39	Director

Jong S. Whang has been President, Chief Executive Officer and a Director of the Company since its inception in 1981, and was one of its founders. Mr. Whang’s responsibilities as President include the sales effort for the Company’s semiconductor equipment business and the development of new products and business opportunities in that industry. He has 32 years of experience in the semiconductor industry, including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., initially as a technician working with chemical vapor deposition, and later as manager of the quartz fabrication plant with responsibility of providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981, he left U.S. Quartz to form the Company.

Robert T. Hass has been Vice President — Finance, Chief Financial Officer, Treasurer and Secretary of the Company since June 1992, and a Director of the Company since February 1996. From 1991 until May 1992, he operated a financial consulting practice. From 1985 to 1991, Mr. Hass was Director of Accounting Services and then Controller for Lifeshares Group, Inc., and from 1988 to 1991 was Controller and Chief Accounting Officer of some of Lifeshares’ subsidiaries. From 1984 to 1985, he was Vice President — Finance and Treasurer of The Victorio Company. From 1977 to 1984, he served in various capacities including Vice President, Chief Financial Officer and Treasurer of Altamil Corporation, then a public diversified manufacturing company. From 1972 to 1977, he was an auditor with Ernst & Ernst, now known as Ernst & Young. He is a Certified Public Accountant.

Lawrence D. Firestone has been a director of the Company since October 27, 2005. Mr. Firestone is, and has been since 1999, the Chief Financial Officer, Secretary and Treasurer of Applied Films Corporation (Nasdaq: AFCO), a supplier of thin film deposition equipment to several industries, including the solar cell industry, with global operations, and the Senior Vice President of Applied Films since July 2003. From 1996 until 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a contract manufacturer of custom cables and harnesses. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in printed circuit board and cable assembly. Additionally, until July 2005, Mr. Firestone served on the board of directors of HyperSpace Communications, Inc. (AMEX: HCO), and he served as chairman of their audit and governance committees. Mr. Firestone has a Bachelor of Science degree in business administration with a concentration in accounting from Slippery Rock State College.

Robert F. King has been a Director of the Company since May 2003. Since 1989, Mr. King has been President of King Associates, which provides consulting services to equipment companies serving the semiconductor and flat panel display industries. He currently serves on the advisory board of a privately-held company, which provides equipment to the flat panel display industry. From 1968 to 1988, Mr. King was employed at Varian Associates, where he served in various marketing positions, including Vice President of Marketing for the Semiconductor Equipment Division. Mr. King also served on the Board of Directors of Varian’s joint venture semiconductor equipment companies located in Korea and Japan.

Robert M. Averick has been the Preferred Stock Director since July 8, 2005. Mr. Averick is currently a Vice President, Portfolio Manager at Richard L. Scott Investments, LLC (“RLSI”), a family investment office located in Stamford, Connecticut. Mr. Averick co-manages a public equity portfolio on behalf of RLSI where he is responsible for all aspects of the investment decision-making process. Prior to joining RLSI in 2000, Mr. Averick was a Senior Associate with Prudential Investments Structured Finance Group where he focused on highly structured, private and 144A asset-backed transactions. Mr. Averick has additional work experience in Strategic Planning and Consulting. Mr. Averick received an undergraduate degree in Economics from The University of Virginia and a Masters in Business Administration in Finance and Entrepreneurial Management from The University of Pennsylvania, The Wharton School of Business.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Company’s Audit Committee is comprised as follows: Robert M. Averick, Lawrence D. Firestone and Robert F. King.

The Board of Directors annually reviews the independence of the Company’s Audit Committee members in view of the NASD’s listing standards’ and the Securities and Exchange Commission’s (“SEC”) definitions of independence for audit committee members. The Board has determined that each of the three members of the Audit Committee meets those definitions and standards. Additionally, each member of the Audit Committee is financially literate, and one of the Audit Committee members, Lawrence D. Firestone, has financial management expertise as required by Nasdaq’s rules and meets the SEC’s definition of an “audit committee financial expert.”

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

Based solely on our review of such forms received by us during the fiscal year ended September 30, 2005, or written representations from certain reporting persons, we believe that between October 1, 2004 and September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that: (i) Mr. King failed to timely make such required filings with respect to an automatic option grant on July 8, 2005; and (ii) Mr. Averick failed to timely make such required filings with respect to his election as a director of the Company on July 8, 2005 and with respect to an automatic option grant on the same date. In addition, no filing under Section 16(a) has been made with respect to the beneficial ownership of Common Stock by Richard L. Scott.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics for all employees of the Company, as recommended by the Audit Committee. A copy of this Code of Ethics may be viewed on our website (www.amtechsystems.com), or obtained at no charge by written request to the Company’s Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services rendered to the Company during the fiscal years ended September 30, 2005, 2004 and 2003 by the Company’s Chief Executive Officer and the other most highly compensated executive officer of the Company who received annual compensation exceeding $100,000 during such periods (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation (1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (2)	Bonus (3)(4)	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	Long-term Incentive Plans	All Other Compensation
Jong S. Whang	2005	$150,722	$18,555	—	—	—	—	—
President and Chief	2004	150,722	—	—	—	—	—	—
Executive Officer	2003	150,722	—	—	—	—	—	—

Robert T. Hass	2005	$102,000	$—	—	—	—	—	—
Vice President —	2004	102,000	57,461	—	—	—	—	—
Finance	2003	102,000	—	—	—	—	—	—

(1)	Neither Mr. Whang nor Mr. Hass received personal benefit perquisites in excess of the lesser of $50,000 or 10% of their aggregate salary and bonus.

(2)	Effective March 15, 2001, Mr. Whang entered into a five-year employment agreement with the Company. The agreement specifies an annual base salary of $188,402, with annual increases of no less than 5%. Effective April 1, 2001, Mr. Whang voluntarily reduced his annual salary by 20% to $150,722 and Mr. Hass voluntarily reduced his annual salary by 15% to $102,000, which reductions remained in effect as of the end of fiscal 2005. Mr. Hass’ annual salary was restored to $120,000 effective December 2005.

(3)	See “Employment And Change In Control Arrangements” for a description of how Mr. Whang’s incentive compensation is determined.

(4)	The discretionary cash bonus granted to Mr. Hass in 2004 was in consideration for work performed in connection with the acquisition of Bruce Technologies, Inc.

Option Grants in Last Fiscal Year

There were no stock option grants during the 2005 fiscal year to any of the Named Executive Officers.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth information (on an aggregated basis) concerning exercises of stock options during the 2005 fiscal year by each of the Named Executive Officers, and the year-end value of unexercised options.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised “In-The-Money” Options at Fiscal Year-End ($) (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jong S. Whang	—	—	164,017	30,000	$202,600	—
Robert T. Hass	—	—	29,250	7,000	$32,650	$2,500

(1)	Options are “in-the-money” at the fiscal year-end if the fair market value ($5.75 per share, based on the closing price of the Company’s Common Stock on the Nasdaq Stock Market on September 30, 2005) of the underlying securities exceeds the exercise or base price of the option on such date. The dollar values in the last two columns of the table are the amounts by which the sum of the fair market values of the in-the-money options exceeds the sum of their exercise prices.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

On March 15, 2001, the Company entered into a five-year employment agreement with its President, Jong S. Whang. Under the terms of the agreement, Mr. Whang is entitled to an annual base salary of $188,402, and annual base salary increases of at least 5% to be determined by our Board of Directors. Mr. Whang is also entitled to receive annual incentive cash compensation of up to the lesser of 50% of his base salary or 10% of the Company’s earnings before taxes and extraordinary items (after deducting the sum of such bonuses), based on the follow criteria: (i) a bonus equal to 2% of the annual earnings of the Company before taxes and extraordinary items and (ii) a bonus equal to 2% of the amount by which the revenues of the Company for the applicable fiscal year exceeds such revenues for the previous fiscal year. In addition, Mr. Whang was granted an option to purchase 150,000 shares of Common Stock pursuant to the terms of his employment agreement. These options were granted on March 15, 2001, and vest at the rate of 20% per full year of service over a five-year period. To the extent not already exercisable, the options become immediately exercisable upon: (i) the dissolution or liquidation of the Company, or a reorganization, merger or consolidation in which all, or substantially all, prior shareholders do not continue to own more than 60% of the then outstanding shares of Common Stock and voting securities, (ii) the sale of all, or substantially all, of the assets of the Company or (iii) the occurrence of a change in control of the Company, as discussed in the agreement. The agreement also contains confidentiality and non-compete provisions with which Mr. Whang must comply. Mr. Whang is also entitled to participate in any benefit plans generally available to employees of the Company. Finally, the Company is required to purchase a $250,000 life insurance policy on the life of Mr. Whang, with his spouse as the beneficiary of such policy. To date, Mr. Whang has waived the Company’s compliance with the latter requirement.

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

The Company has also entered into a severance agreement with Robert T. Hass, its Vice President — Finance, which provides for severance benefits similar to those described above for Mr. Whang, with the exception that Mr. Hass is entitled to a lump sum severance payment equal to one year’s base salary should his employment be terminated within one year following a change in control.

Directors’ Compensation

Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Non-employee directors receive an annual retainer of $6,000 and fees of $1,000 per Board meeting attended in person and $500 per Board meeting attended telephonically and per committee meeting attended. In addition, under the Company’s Non-Employee Directors Stock Option Plan, each outside director currently receives an annual grant of options to purchase 6,000 shares of Common Stock, or such other number of shares as maybe determined by the Board, when first elected or appointed to the Board, and 5,000 shares of Common Stock, or such other number of shares as maybe determined by the Board, upon each re-election to the Board at the Company’s Annual Meeting of Shareholders. The exercise price of the options is set at the fair market value of Common Stock on the date of grant. Each option has a term of ten years and is exercisable in three equal installments commencing on the first anniversary of the date of grant and continuing for the two successive anniversaries thereafter. In the event of disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of 30 days following the date such person ceased to be a director, or such other date as may be determined by the Board, but only to the extent such options were exercisable on the date the director ceased to be a director. Furthermore, the director serving as the Chairman of the Audit Committee and the Audit Committee Financial Expert receives an annual retainer of $14,000.

Compensation Committee Interlocks and Insider Participation

The Compensation and Option Committee is presently comprised of Messrs. Robert M. Averick and Robert F. King, who are not, and have never been, officers or employees of the Company.

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

Option Plan, with an exercise price of $1.26; and (ii) 60,000 shares of common stock issuable upon exercise of a warrant issued to the placement agent in connection with the private placement in April 2005, having an exercise price of $4.67. The options and warrants under these plans are fully vested.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information concerning the beneficial ownership of our Common Stock and Preferred Stock as of January 20, 2006 by (i) each director and executive officer of the Company, including the Named Executive Officers, (ii) all executive officers and directors of the Company as a group and (iii) each person known by the Company to be the beneficial owner of more than 5% of our Common Stock. This information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

Name and Address (1)(2)	No. of Shares of Common Stock Beneficially Held (3)		Percent of Common Stock Ownership (3)	No. of Shares of Preferred Stock Beneficially Held		Percent of Preferred Stock Ownership
Jong S. Whang	278,472	(4)	9.6%	—		—
Robert T. Hass	34,375	(5)	1.3%	—		—
Robert M. Averick	10,000	(6)	*	—		—
Lawrence D. Firestone	—		*	—		—
Robert F. King	5,667	(7)	*	—		—
Directors and Executive Officers of the Company as a group (5 persons)	328,514	(8)	11.1%	—		—
Robert Sussman	202,500	(9)	7.5%	—		—
520 Madison Avenue 41st Floor New York, NY 10022
Richard L. Scott	312,500	(10)(6)	10.4%	312,500	(10)(6)	57.9%
700 11th Street, Suite 101 Naples, FL 34102
Steven N. Bronson	256,250	(11)(12)	8.7%	196,250	(12)	36.3%
100 Mill Plain Road Danbury, CT 06811

*	Less than 1%.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2)	Mr. Whang is the Company’s President, Chief Executive Officer and a director. Mr. Hass is the Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and a director. Messrs. Averick, Firestone and King are directors of the Company. Messrs. Sussman, Scott and Bronson are beneficial owners of at least 5% of the Company’s outstanding Common Stock.

(3)	The share amounts and percentages shown include shares of Common Stock actually owned as of January 20, 2006, and shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options, warrants or Preferred Stock. All shares of Common Stock that the identified person had the right to acquire within 60 days of January 20, 2006, upon the exercise of options or warrants or the conversion of Preferred Stock, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4)	Includes (i) 351 shares held jointly with Mr. Whang’s spouse and (ii) 194,017 shares issuable upon exercise of options exercisable within 60 days of January 20, 2006.

(5)	Includes 34,250 shares issuable upon exercise of options exercisable within 60 days of January 20, 2006.

(6)	Mr. Averick may be deemed to beneficially own 10,000 shares of Common Stock as a result of his 3.2% membership interest in Amtech Investments, LLC, which owns 312,500 shares of Preferred Stock that is convertible into Common Stock. Richard L. Scott may be deemed to share beneficially ownership of such 10,000 shares of Common Stock as set forth in footnote 10 below.

(7)	Includes 5,667 shares issuable upon exercise of options exercisable within 60 days of January 20, 2006.

(8)	Includes 243,934 shares issuable upon exercise of options and conversion of Preferred Stock exercisable or convertible, respectively, within 60 days of January 20, 2006.

(9)	Includes 2,500 shares jointly owned with Mr. Sussman’s spouse.

(10)	Mr. Scott is a controlling member of Amtech Investments, LLC, a member-managed limited liability company which owns 312,500 shares of Preferred Stock that is convertible into Common Stock. Mr. Scott may be deemed to share beneficial ownership of 10,000 shares of such Common Stock with Robert M. Averick as set forth in footnote 6 above.

(11)	Mr. Bronson is president of Catalyst Financial LLC, a broker-dealer that owns a warrant to purchase 60,000 shares of Common Stock.

(12)	Mr. Bronson is managing member of Catalyst Fund GP, LLC, which is the general partner of Catalyst Fund, L.P. Catalyst Fund, L.P. owns 196,250 shares of Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, the Company has had no transactions since the beginning of its last fiscal year with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

In April 2005, the Company completed a private offering of 540,000 shares of Preferred Stock. Catalyst Financial, LLC (“Catalyst Financial”), which is the Company’s investment banker, served as the placement agent in connection with the private placement and received a cash fee of $172,800, reimbursement of expenses of $43,200 and a warrant to purchase 60,000 shares of Common Stock as consideration for its services. In addition, Catalyst Fund, L.P. acquired 196,250 shares of Preferred Stock in the private placement in consideration for $785,000. Steven N. Bronson, as president of Catalyst Financial and the managing member of Catalyst Fund GP LLC, which is the general partner of Catalyst Fund, L.P., may be deemed to beneficially own 256,250 shares of Common Stock, representing approximately 8.7% of the total shares of Common Stock issued and outstanding.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to us by our independent auditors during the years ended September 30, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Year Ended Sept. 30, 2005	Year Ended Sept. 30, 2004
Audit Fees	$243,649	$275,000
Audit-Related Fees (1)	6,000	5,773
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$249,649	$280,773

(1)	Accounting and reporting advisory services related to regulatory filings and acquisition activities.

PRE-APPROVAL POLICY

In May 2003, the Audit Committee adopted a Pre-Approval Policy (the “Policy”) governing the approval of all audit and non-audit services performed by the Company’s independent auditor in order to ensure that the performance of such services does not impair the auditor’s independence.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

January 30, 2006

By:	/s/ Jong S. Whang Jong S. Whang, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Jong S. Whang Jong S. Whang	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 30, 2006
/s/ Robert T. Hass Robert T. Hass	Vice President — Finance, Chief Financial Officer and Director (Principal Financial & Accounting Officer)	January 30, 2006
* Robert M. Averick	Director	January 30, 2006
* Lawrence D. Firestone	Director	January 30, 2006
* Robert F. King	Director	January 30, 2006
*By: /s/ Robert T. Hass Robert T. Hass, attorney-in-fact

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.