Form 10-Q
period 2005-12-31
AMTECH SYSTEMS INC
filed 2006-02-14
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Shares of Common Stock outstanding as of February 2, 2006:  2,717,121

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2005

	(Unaudited)
Assets
Current Assets
Cash	$3,484,329	$3,309,264
Accounts receivable (less allowance for doubtful accounts of $213,000 and $223,000 at December 31 and September 30, 2005, respectively)	6,963,624	4,996,577
Inventories	6,728,393	4,308,143
Income taxes receivable	1,329	422,630
Prepaid expenses	645,954	681,224

Total current assets	17,823,629	13,717,838
Property, Plant and Equipment - Net	1,844,839	1,937,359
Intangible Assets - Net	1,204,681	1,227,244
Goodwill	816,639	816,639
Other Assets	12,280	2,105

Total Assets	$21,702,068	$17,701,185

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,396,221	$1,166,079
Current maturities of long-term debt	172,111	137,984
Accrued compensation and related taxes	1,077,601	809,905
Accrued warranty expense	253,084	248,386
Deferred profit	1,362,144	623,998
Customer deposits	219,580	216,612
Accrued commissions	203,795	123,067
Other accrued liabilities	692,436	425,990

Total current liabilities	7,376,972	3,752,021
Long-Term Obligations	697,429	740,581

Total liabilities	8,074,401	4,492,602
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; Series A convertible preferred stock, $0.01 par value; liquidation value $2,196,454 at December 31, 2005 and $2,236,221 at September 30, 2005; 540,000 shares issued and outstanding at December 31 and September 30, 2005	1,895,660	1,935,428
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 2,715,221 at December 31, 2005 and 2,705,221 at September 30, 2005	27,152	27,052
Additional paid-in capital	12,893,225	12,861,164
Accumulated other comprehensive income	359,586	404,173
Accumulated deficit	(1,547,956)	(2,019,234)

Total stockholders’ equity	13,627,667	13,208,583

Total Liabilities and Stockholders’ Equity	$21,702,068	$17,701,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,

	2005	2004

Revenues, net of returns and allowances	$7,914,367	$7,171,722
Cost of sales	5,377,733	5,037,209

Gross profit	2,536,634	2,134,513
Selling, general and administrative	1,858,743	1,869,218
Research and development	169,549	166,802

Operating income	508,342	98,493
Interest income (expense), net	13,276	(10,018)

Income before income taxes	521,618	88,475
Income tax provision	50,340	20,002

Net income	$471,278	$68,473

Earnings Per Share:
Basic earnings per share	$.16	$.03
Weighted average shares outstanding	2,708,264	2,705,121
Diluted earnings per share	$.14	$.02
Weighted average shares outstanding	3,387,278	2,759,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements Of Cash Flows (unaudited)

	Three Months Ended December 31,

	2005	2004

Operating Activities
Net income	$471,278	$68,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	157,548	190,668
Write-down of inventory	56,587	29,599
Provision for doubtful accounts	1,472	6,981
Non-cash share based compensation expense	41,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,901,097)	(995,206)
Inventories	(2,466,906)	(611,906)
Income taxes receivable	421,347	89,497
Prepaid expenses and other assets	37,797	69,003
Accounts payable	2,191,176	616,011
Accrued liabilities and customer deposits	620,429	706,591
Deferred profit	721,718	(217,033)

Net cash provided by (used in) operating activities	352,349	(47,322)

Investing Activities
Purchases of property, plant and equipment	(66,255)	(34,315)

Net cash used in investing activities	(66,255)	(34,315)

Financing Activities
Common stock issued	34,716	—
Preferred stock dividend payment	(83,323)	—
Payments on long-term obligations	(2,223)	(5,254)
Borrowings on long-term obligations	—	500,000

Net cash provided by (used in) financing activities	(50,830)	494,746

Effect of Exchange Rate Changes on Cash	(60,199)	47,279

Net Increase in Cash	175,065	460,388
Cash, Beginning of Period	3,309,264	1,674,352

Cash, End of Period	$3,484,329	$2,134,740

Supplemental Cash Flow Information:
Interest expense paid	$22,597	$15,336
Income taxes paid	768	24,752
Supplemental Non-cash Financing Activities:
Preferred stock dividend accrual	$43,555	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

1.          Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc., an Arizona corporation (“Amtech”), and its wholly-owned subsidiaries; P. R. Hoffman Machine Products, Inc. (“P. R. Hoffman”) and Bruce Technologies, Inc. (“Bruce Technologies”), both based in the United States; Tempress Systems, Inc., Tempress Holdings B.V., Tempress Systems B.V., Tempress Production B.V. and Tempress Engineering B.V. (“Tempress”), each based in the Netherlands; and Bruce Technologies Europe GmbH, based in Germany, comprise the “Company.”  We design, assemble, sell and install capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor and solar or photovoltaic industries.  We sell these products to manufacturers of silicon wafers, semiconductors and solar cells worldwide, particularly in the United States, Asia and northern Europe.  In addition, we provide semiconductor manufacturing support services.

We serve niche markets in industries that experience rapid technological advances, and which in the past have been very cyclical.  Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products, and on our ability to adapt to cyclical trends.

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

          Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

          The consolidated results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition – We recognize revenue from the sale of equipment upon shipment equal to the amount that the customer is unconditionally obligated to pay based upon the shipment (typically between 80% and 90% of the total order).  We defer the portion of the revenue equal to the greater of the fair value of the installation or the amount contingent upon acceptance into deferred profit on the balance sheet.  As there are others who can perform the installation work, the undelivered services are not essential to the utility of delivered equipment.  However, in those cases where the product has not been accepted in at least two prior instances, 100% of the revenue is deferred until final customer acceptance.

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities.  The components of deferred profit are as follows:

	December 31, 2005	September 30, 2005

Deferred revenues	$2,167,282	$1,662,195
Deferred costs	805,138	1,038,197

	$1,362,144	$623,998

Concentrations of Credit Risk – Financial instruments that potentially subject Amtech to significant concentrations of credit risk consist principally of trade accounts receivable.  Our customers consist of manufacturers of semiconductors, semiconductor wafers, MEMS and solar cells located throughout the world.  We manage credit risk by performing ongoing credit evaluations of our customers’ financial condition, by requiring significant deposits where appropriate and by actively monitoring collections.  Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile.  We maintain a reserve for potentially uncollectible receivables based on our assessment of collectibility.

          As of December 31, 2005, receivables from two customers amounted to 14% and 17% of accounts receivable.  In addition, 58% of the work-in-process inventory (“WIP”) at December 31, 2005 is attributable to two customers.  The systems in process for one customer are part of a six-system order, which is scheduled to ship during the second quarter of fiscal 2006.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The components of inventories are as follows:

	December 31, 2005	September 30, 2005

Purchased parts and raw materials	$3,800,554	$3,345,845
Work-in-process	2,319,445	393,761
Finished goods	608,394	568,537

	$6,728,393	$4,308,143

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

The following is a summary of property, plant and equipment:

	December 31, 2005	September 30, 2005

Land, building and leasehold improvements	$1,013,533	$1,024,792
Equipment and machinery	1,940,902	1,929,194
Furniture and fixtures	2,275,064	2,255,240

	5,229,499	5,209,226
Accumulated depreciation and amortization	(3,384,660)	(3,271,867)

	$1,844,839	$1,937,359

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually.  We account for goodwill under the provisions of SFAS No. 142.  Accordingly, we review goodwill for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

Intangibles – Intangible assets are capitalized and amortized over 4 to 15 years if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

		December 31,	September 30,
	Useful Life	2005	2005

Patents	7 yrs	$74,161	$74,161
Trademarks	Indefinite	592,000	592,000
Non-compete agreements	10 yrs	350,000	350,000
Customer lists	15 yrs	276,000	276,000
Technology	4 yrs	102,000	102,000

		1,394,161	1,394,161
Accumulated amortization		(189,480)	(166,917)

		$1,204,681	$1,227,244

Warranty – We provide free of charge a limited warranty, generally for periods of 12 to 24 months, to all purchasers of our new products and systems.  We record accruals for estimated warranty costs at the time revenue is recognized. Management believes the amounts accrued for future warranty expenditures are sufficient for all warranty costs on systems sold through December 31, 2005.

          The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,

	2005	2004

Beginning balance	$248,386	$260,332
Warranty expenditures	(18,402)	(8,332)
Provision	23,100	22,820

Ending balance	$253,084	$274,820

Stock-Based Compensation – On October 1, 2005 we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”  (SFAS 123(R)).  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

Director Stock Purchase Agreements (pre-1996)	10,000	—	July 2006
Non-Employee Directors Stock Option Plan	200,000	95,600	July 2015
Amended and Restated 1995 Stock Option Plan and 1995 Stock Bonus Plan	160,000	—	Expired
1998 Employee Stock Option Plan	500,000	155,861	January 2008

		251,461

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

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,

	2005		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	468,206	$4.83	439,017	$4.83
Granted	6,000	5.41	—	—
Exercised	(10,000)	3.47	—	—
Forfeited	—	—	—	—

Outstanding at end of period	464,206	$4.81	439,017	$4.83

Exercisable at end of period	340,284	$4.68	280,917	$4.39

Weighted average fair value of options granted during the period	$1.52		—

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	Three Months Ended December 31,

	2005	2004

Risk free interest rate	4.55%	N/A
Expected life	3 years	N/A
Expected Dividend rate	0.0%	0.0%
Expected Volatility	33%	N/A

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested.  It is initially assumed that all options will vest.  Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $9,000 for the three months ended December 31, 2005.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) was a charge of $41,000 to income before income taxes.  There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax assets.  As a result of the valuation allowance, the adoption of SFAS 123(R) had no effect on cash flows.  The effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was a negative $0.02 and $0.01, respectively.

There were no options granted during the three months ended December 31, 2004.  The following table illustrates the pro-forma effect on net income and on the net income per share, as if we had applied the fair value recognition provisions of SFAS No. 123.

Three Months Ended December 31, 2004

Net income, as reported	$68,473
Compensation included in net income, as reported	—
Compensation expense, net of tax	67,346

Net income, pro forma	$1,127

Basic Earnings Per Share:
As reported	$0.03
Pro forma	0.00
Diluted Earnings per Share:
As reported	$0.02
Pro forma	0.00

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.13 - 1.49	64,017	1.29	$1.13	64,017	$1.13
1.50 - 1.99	9,000	3.15	1.50	9,000	1.50
2.00 - 3.24	17,889	7.64	2.93	8,166	2.84
3.25 - 4.24	18,500	7.90	3.43	6,500	3.25
4.25 - 5.49	114,800	5.41	4.56	73,600	4.45
5.50 - 6.49	78,000	6.52	5.79	47,001	5.80
6.50 - 6.99	162,000	5.20	6.53	132,000	6.54

	464,206			340,284

Impact of Recently Issued Accounting Pronouncements –

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, “conditional asset retirement obligations,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We adopted the requirements of this Interpretation as of October 1, 2005.  The adoption of this Interpretation did not have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change.  SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  We adopted the requirements of this Statement as of October 1, 2005.  The adoption of this statement did not have a material impact on our financial statements.

2.          Earnings Per Share

Earnings per share (EPS) is computed by dividing net income available to common shareholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive.  For the three months ended December 31, 2005, options for 12,000 shares are excluded from the diluted EPS calculations because they are antidilutive as they had an exercise price greater than the average market price during the period.  For the three months ended December 31, 2004, options and warrants for 339,900 and 59,300 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive.

	Three Months Ended December 31,

	2005	2004

Basic Earnings Per Share Computation
Net income	$471,278	$68,473
Preferred stock dividends	(43,555)	—

Net income available to common stockholders	$427,723	$68,473

Weighted Average Shares Outstanding:
Common stock	2,708,264	2,705,121

Basic earnings per share	$.16	$.03

Diluted Earnings Per Share Computation
Net income	$471,278	$68,473

Weighted Average Shares Outstanding:
Common stock	2,708,264	2,705,121
Common stock equivalents (1)	679,014	54,532

Diluted shares	3,387,278	2,759,653

Diluted earnings per share	$.14	$.02

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

3.          Comprehensive Income

	Three Months Ended December 31,

	2005	2004

Net income as reported	$471,278	$68,473
Foreign currency translation adjustment	(44,587)	291,384

Comprehensive income	$426,691	$359,857

4.          Business Segment Information

We classify our products into two core business segments.  The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, semiconductor wafers, MEMS and solar cells.  Also included in the semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment.  The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, particularly silicon wafers used primarily in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended December 31,

	2005	2004

Net Revenues:
Semiconductor equipment	$6,233,017	$5,674,479
Polishing supplies	1,681,350	1,497,243

	$7,914,367	$7,171,722

Operating Income (Loss):
Semiconductor equipment	$233,574	$127,650
Polishing supplies	274,768	(29,157)

	508,342	98,493
Interest income (expense), net	13,276	(10,018)

Income before income taxes	$521,618	$88,475

	December 31, 2005	September 30, 2005

Indentifiable Assets:
Semiconductor equipment	$17,717,733	$13,677,987
Polishing supplies	3,984,335	4,023,198

	$21,702,068	$17,701,185

5.          Major Customers and Foreign Sales

During the three months ended December 31, 2005, three customers represented 13%, 13% and 11% of net revenues,respectively.  During the three months ended December 31, 2004, two customers represented 16% and 12% of net revenues, respectively.

Our net revenues were to customers in the following geographic regions:

	Three months ended December 31,

	2005		2004

North America (including 35% and 29% to the United States)	35%		30%
Asia	42	% (1)	38	% (2)
Europe (including 13% and 19% to France)	23%		32%

	100%		100%

(1)	Includes 14% to Thailand
(2)	Includes 14% to China

6.          Contingencies

Legal Proceedings – We may be subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature.  All statements included or incorporated by reference in this Report, or made by the management of Amtech Systems, Inc. and its subsidiaries (“Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of Amtech and our management for future operations.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including the risk factors disclosed in Part I, Item 1A of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  These and many other factors could affect our future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf.  Unless noted otherwise, all references to a year apply to our fiscal year, which ends on September 30th.  All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and Notes and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for a more complete understanding of our financial position and results of operations for the three months ended December 31, 2005.

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate the understanding of our business and results of operations.  This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.  MD&A consists of the following sections:

•	Overview: a summary of our business and opportunities.

•	Results of Operations: a discussion of operating results.

•	Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

•	Impact of Recently Issued Accounting Pronouncements: a discussion of how we are affected by recent pronouncements.

Overview

We operate in two segments.  Our semiconductor equipment segment is a leading supplier of horizontal diffusion furnace systems, small batch vertical furnaces, etching equipment and related automation equipment, parts and services, to the semiconductor, MEMS (microelectromechanical system), silicon wafer and solar cell industries.  Our polishing supplies and equipment segment is a leading supplier of insert carriers to manufacturers of silicon wafers.  The polishing segment also manufactures polishing templates, steel carriers and double-sided polishing and lapping machines that are marketed to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

We have increased the refurbishing and resale of our own brands of used diffusion furnaces in order to remain competitive in a larger segment of the entire market for these products.  While we do not sell equipment with a repurchase obligation and thus have no repurchase obligations with our customers, occasionally, we purchase used equipment for inventory on a strategic, opportunistic basis, to allow us to offer customers an alternative when price is the primary consideration.  We generally limit such advance purchases to available, well-maintained, used equipment that has been or shortly will be taken out of production.  When customers decide to relocate their production, we offer to sell our services to decommission their furnaces and reinstall them in the new facility.

Results of Operations

The following table sets forth certain operational data (excluding deferred profit) as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,

	2005	2004

Net revenues	100.0%	100.0%
Cost of sales	67.9%	70.2%

Gross margin	32.1%	29.8%
Selling, general and administative expenses	23.5%	26.1%
Research and development	2.2%	2.3%

Operating income	6.4%	1.4%

The following table compares net revenues for each of our reportable segments for the three months ended December 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended December 31,

	2005	2004	Increase

Semiconductor Equipment Segment	$6,233	$5,674	$559	10%
Polishing Supplies Segment	1,681	1,497	184	12%

Net revenues	$7,914	$7,171	$743	10%

Net Revenues – Net revenues of the semiconductor equipment segment results from higher shipments into the solar cell industry ($1.2 million), delivery of our first etch systems ($1.0 million), and increased shipments of automation equipment ($0.8 million), as we automated the last of the diffusion furnaces at a customer’s fab, which were partially offset by a decline in the shipments of diffusion systems and parts to the semiconductor industry ($1.7 million) due to the timing of customer orders and requested delivery dates. The $1.3 million increase in shipments, just described, was partially offset by an increase in deferred revenues ($0.7 million), as a much higher proportion of our shipments occurred in the last month of the quarter, not allowing as much time to obtain the customer acceptance, generally necessary for recognizing the holdbacks as revenue. For the fiscal year 2006 as a whole, we expect to achieve higher revenue than in 2005, from the increased demand from the solar cell industry. While we also expect higher systems sales from the Bruce Technologies customer base, overall, we see the markets we serve within the semiconductor industry as stable.

Net revenues of the polishing supplies segment increased due to continued strong demand for insert carriers.  Also, revenues from sales of templates increased 36% or $0.1 million in the first quarter of fiscal 2006 over the same quarter of 2005.

The following table reflects new orders (1), shipments and net revenues for each quarter during the current fiscal year and for our prior fiscal year, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Fiscal Quarter				Fiscal Year-to- Date (2)	Semi- conductor Equipment Segment (2)	Polishing Supplies Segment

(dollars in thousands)	First (2)	Second	Third	Fourth (2)

2006:
New orders (1)	$11,235	$—	$—	$—	$11,235	$9,433	$1,802
Shipments	8,420	—	—	—	8,420	6,739	1,681
Net revenues	7,914	—	—	—	7,914	6,233	1,681
Ending backlog	17,709	—	—	—	17,709	16,601	1,108
Book-to-bill ratio	1.3:1				1.3:1	1.4:1	1.1:1
2005:
New orders (1)	$8,323	$5,079	$7,152	$14,433	$34,987	$27,883	$7,104
Shipments	6,952	8,928	5,706	6,888	28,474	21,235	7,239
Net revenues	7,172	8,915	5,507	6,305	27,899	20,668	7,231
Ending backlog	8,451	4,615	6,260	14,388	14,388	13,400	988
Book-to-bill ratio	1.2:1	0.6:1	1.3:1	2.1:1	1.2:1	1.3:1	1.0:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor equipment segment.

(2)

The backlog as of December 31 and September 30, 2005 includes $0.7 million and $1.0 million, respectively, of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Net new orders for the first three months of fiscal 2006 remained strong reflecting growth of approximately 35% over the same period in fiscal 2005.  The 2006 increase was fueled mainly by the semiconductor equipment segment in which net new orders increased 38% over the same period in fiscal 2005.  New orders have been, and are expected to remain volatile due to the size and timing of large system orders.

Gross Profit – Consolidated gross profit for the three months ended December 31, 2005 was $2.5 million, or 32% of net revenues; compared to $2.1 million or 30% of net revenues for the three months ended December 31, 2004.  The increase in gross profit was primarily due to the profit on $1.5 million improvement in shipments, particularly of etchers, which was partially offset by the increase in deferred profit.

Our gross profit has significantly fluctuated in the past, and will continue to fluctuate in the future due to several factors, including, but not limited to industry cycles, product mix, timing of equipment installations and related customer acceptances.  The timing of revenue recognition has a particularly significant effect on gross profit when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10 to 20% of the order, is recognized in a later period.  The latter revenue generally has a significantly higher gross profit percentage.

In the first quarter of fiscal 2006, the gross profit of our semiconductor equipment segment, as a percentage of sales was approximately 32%, a fraction of a percent lower than the first quarter of fiscal 2005.  This was achieved despite the net deferral of $0.7 million of profit in fiscal 2006 compared to net recognition of $0.1 million previously deferred profit in the first quarter of fiscal 2005.  Gross profits on shipments of semiconductor equipment in the first quarter of fiscal 2006 were supported by a product mix that contained comparatively low material costs and higher revenues to cover certain fixed manufacturing costs.

In the first quarter of fiscal 2006, the gross profit of our polishing supplies segment increased to 34% of net revenues, compared to 21% in the first quarter of fiscal 2005.  This improvement results, in part, from efficiencies realized from our investment in the laser cutting equipment installed in early fiscal 2005 for which efficiencies were not fully realized until later in the year.  The remainder of the improvement is attributable to favorable product mix and higher revenues to cover certain fixed manufacturing costs.

Selling, General and Administrative Expenses - Consolidated selling, general and administrative expenses for the three months ended December 31, 2005 and 2004 were $1.9 million, or 23% of net revenues, and $1.9 million, or 26% of net revenues, respectively.  Selling, General and Administrative expenses are expected to increase as we implement additional procedures required under SOX 404 between now and September 30, 2007.

Research and Development Expenses -  Research and development expenses were approximately 2% of net revenues for the three months ended December 31, 2005 and  2004.  Research & development costs consist primarily of salaries, outside contractors, laboratory and other expenses related to ongoing product and technology development projects.

Operating Income - Operating income improved significantly in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  The improvement resulted from strong revenues in both the semiconductor equipment segment and the polishing supplies segment.  The 10% increase in semiconductor equipment segment revenues, heavily influenced by demand for automation equipment and the sale of etchers, resulted in a 83% increase in operating income for the segment.  The polishing supplies segment has recovered from weak demand at the beginning of fiscal 2005 and improved manufacturing efficiencies to increase operating profit to 16% of net revenues.

Income Tax Expense - In 2004, we recorded a valuation allowance for the total deferred tax assets. As we recognize profits, we will offset the income tax expense by the reversal of the valuation allowance, up to the current tax expense, until fully reversed or until it has been determined the valuation allowance is no longer needed. Net operating loss carryforwards are not available to offset the entire federal alternative minimum taxable income. Income tax expense for the three months ended December 31, 2005 and 2004 is composed of state taxes and federal alternative minimum tax. For the three months ended December 31, 2005, book income plus federal timing differences (primarily recognition of deferred profit for tax purposes) were offset by the utilization of $1.5 million of net operating loss carryforwards. This resulted in an effective tax rate for the three months ended December 31, 2005 of 10% compared to 23% for 2004. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes and the effectiveness of our tax planning strategies. As of December 31, 2005, the remaining federal and state net operating loss carryforwards were approximately $0.1 million and $1.8 million, respectively.

Net Income - As a result of the operating results described above, our net income for the first quarter of fiscal 2006 was $0.5 million or $.14 per diluted share, compared to $0.1 million or $.02 per diluted share for the first quarter of fiscal 2005.

Backlog - Our backlog has historically been, and will continue to be volatile due to the size and timing of large system orders. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next 12 months.  The backlog also includes revenues deferred on orders that have already been shipped, but which have not met the criteria for revenue recognition.  We schedule production of our systems based on order backlog and customer commitments.

At December 31, 2005, our order backlog was 110% greater than our backlog at December 31, 2004.  Our order backlog grew substantially in the fourth quarter of fiscal 2005 due to receipt of a $5.1 million order for our Bruce Technologies horizontal diffusion furnaces and its proprietary APEX Process Management Software System complete with 3rd-party automation.  This order remains in backlog at December 31, 2005 as it is expected to be delivered in the second quarter of fiscal 2006.  Backlog continued to grow due mainly to new orders for diffusion equipment, particularly from manufacturers of solar cells.  Contributing to the increased backlog is the $0.5 million increase in deferred revenues for the quarter ended December 31, 2005 as compared to the $0.2 million decrease in deferred revenues for the quarter ended December 31, 2004.  Two customers accounted for 29% and 11% of the $17.7 million backlog as of December 31, 2005.

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

Liquidity and Capital Resources

At December 31, 2005 and September 30, 2005, cash was $3.5 million and $3.3 million, respectively.  Our ratio of current assets to current liabilities declined to 2.4:1 at December 31, 2005 from 3.7:1 at September 30, 2005 as a result of the build-up of work-in-process inventory and accounts payable related to the $5.1 million order in backlog scheduled to ship in the second fiscal quarter of 2006.

Working capital increased approximately $0.5 million or 5% in the first quarter of fiscal 2006.  Accounts receivable increased $1.9 million due to the increase and timing of shipments late in the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.  As expected, the $5.1 million order received in fiscal 2005 contributed to the $2.5 million increase in inventories.  Accounts payable increased $2.2 million, also due mainly to the $5.1 million order.  Another change within the components of working capital was the increase of $0.7 million in deferred profit on systems awaiting installation and/or customer acceptance.

At December 31, 2005, our principal sources of liquidity consisted of $3.5 million of cash.  While we expect to secure a line of credit in February 2006, we continue to believe that we have sufficient liquidity for our operations even if we do not secure the line of credit.  Subsequent to the end of the first quarter of fiscal 2006, we received approximately $0.3 million from the exercise of warrants by the placement agent for the 2005 private placement of convertible preferred stock.

Contractual Obligations

As of December 31, 2005, we had purchase obligations in the amount of $3.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  These uncertainties are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10- K for the fiscal year ended September 30, 2005.

We continually review our business activities to determine which of our policies meet these criteria.  We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements.  There have been no significant changes in our critical accounting policies during the three months ended December 31, 2005.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

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

          We estimate that more than 90% of our transactions are denominated in one of our two functional currencies or currencies that have fixed exchange rates with one of our functional currencies.  As of December 31, 2005, we did not hold any stand-alone or separate derivative instruments.  We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2005 and 2004.  Our investment in and advances to our Netherlands operation totaled $3.3 million as of December 31, 2005.  A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.3 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.          OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: February 14, 2006

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