Form 10-Q
period 2006-03-31
AMTECH SYSTEMS INC
filed 2006-05-15
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares of Common Stock outstanding as of May 3, 2006:  3,426,865

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND  SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2006	September 30, 2005

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,470,135	$3,309,264
Accounts receivable (less allowance for doubtful accounts of $221,000 and $223,000 at March 31, 2006 and September 30, 2005, respectively)	10,286,390	4,996,577
Inventories	6,743,635	4,308,143
Income taxes receivable	—	422,630
Prepaid expenses	423,454	681,224

Total current assets	18,923,614	13,717,838
Property, Plant and Equipment - Net	1,987,986	1,937,359
Intangible Assets - Net	1,185,013	1,227,244
Goodwill	816,639	816,639
Other Assets	32,424	2,105

Total Assets	$22,945,676	$17,701,185

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,489,595	$1,166,079
Bank loans and current maturities of long-term debt	234,834	137,984
Income taxes payable	183,282	—
Accrued compensation and related taxes	1,189,032	809,905
Accrued warranty expense	282,315	248,386
Deferred profit	1,641,444	623,998
Customer deposits	142,944	216,612
Accrued commissions	174,438	123,067
Other accrued liabilities	466,147	425,990

Total current liabilities	7,804,031	3,752,021
Long-Term Obligations	669,626	740,581

Total liabilities	8,473,657	4,492,602
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; Series A convertible preferred stock, $0.01 par value; liquidation value $2,236,221 at September 30, 2005; 540,000 shares issued and outstanding at September 30, 2005	—	1,935,428
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 3,423,865 and 2,705,221 at March 31, 2006 and September 30, 2005, respectively	34,239	27,052
Additional paid-in capital	15,424,816	12,861,164
Accumulated other comprehensive income	378,762	404,173
Accumulated deficit	(1,365,798)	(2,019,234)

Total stockholders’ equity	14,472,019	13,208,583

Total Liabilities and Stockholders’ Equity	$22,945,676	$17,701,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Revenues, net of returns and allowances	$10,892,222	$8,915,155	$18,806,589	$16,086,877
Cost of sales	8,155,273	6,408,480	13,533,006	11,445,689

Gross profit	2,736,949	2,506,675	5,273,583	4,641,188
Selling, general and administrative	2,197,074	1,822,522	4,055,817	3,691,740
Research and development	138,018	175,896	307,567	342,698

Operating income	401,857	508,257	910,199	606,750
Interest income (expense), net	6,479	(27,271)	19,755	(37,289)

Income before income taxes	408,336	480,986	929,954	569,461
Income tax expense (benefit)	226,178	(22,344)	276,518	(2,342)

Net income	$182,158	$503,330	$653,436	$571,803

Earnings Per Share:
Basic earnings per share	$.05	$.19	$.20	$0.21
Weighted average shares outstanding	2,880,858	2,705,121	2,793,668	2,705,121
Diluted earnings per share	$.05	$.18	$.19	$0.21
Weighted average shares outstanding	3,480,616	2,753,522	3,437,855	2,757,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended March 31,

	2006	2005

Operating Activities
Net income	$653,436	$571,803
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	311,940	353,178
Write-down of inventory	76,926	51,562
Provision for doubtful accounts	35,497	13,099
Tax benefit of non-qualified stock options	26,651	—
Non-cash share based compensation expense	128,204	—
Changes in operating assets and liabilities:
Accounts receivable	(5,248,283)	(2,792,026)
Inventories	(2,489,746)	169,295
Income taxes receivable	605,918	29,198
Prepaid expenses and other assets	258,196	88,976
Accounts payable	2,302,871	230,387
Accrued liabilities and customer deposits	423,777	316,045
Deferred profit	1,004,069	(160,175)

Net cash used in operating activities	(1,910,544)	(1,128,658)

Investing Activities
Purchases of property, plant and equipment	(348,568)	(121,090)

Net cash used in investing activities	(348,568)	(121,090)

Financing Activities
Common stock issued	563,879	—
Preferred stock cash dividends paid	(83,323)	—
Payments on long-term obligations	(68,961)	(38,025)
Borrowings	92,864	500,000

Net cash provided by financing activities	504,459	461,975

Effect of Exchange Rate Changes on Cash	(84,476)	21,928

Net Decrease in Cash and Cash Equivalents	(1,839,129)	(765,845)
Cash and Cash Equivalents, Beginning of Period	3,309,264	1,674,352

Cash and Cash Equivalents, End of Period	$1,470,135	$908,507

Supplemental Cash Flow Information:
Interest expense paid	$45,500	$43,365
Income tax refunds	370,345	—
Income tax payments	15,684	60,655
Supplemental Non- cash Financing Activities:
Stock issued for preferred stock dividend	73,854	—
Preferred stock converted to common stock	$1,859,207	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

1.          Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers of various materials, primarily silicon wafers for the semiconductor and solar or photovoltaic industries.  We sell these products to manufacturers of silicon wafers, semiconductors and solar cells worldwide, particularly in the United States, Asia and northern Europe.  In addition, we provide semiconductor manufacturing support services.

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

The consolidated results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition – We recognize revenue from the sale of equipment upon shipment equal to the amount that the customer is unconditionally obligated to pay (typically between 80% and 90% of the total order).  We defer the portion of the revenue equal to the greater of the fair value of the installation or the amount contingent upon acceptance into deferred profit on the balance sheet.  As there are others who can perform the installation work, the undelivered services are not essential to the utility of delivered equipment.  However, in those cases where the products have not been accepted in at least two prior instances, 100% of the revenue is deferred until final customer acceptance.

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities.  The components of deferred profit are as follows:

	March 31, 2006	September 30, 2005

Deferred revenues	$2,639,809	$1,662,195
Deferred costs	998,365	1,038,197

Deferred Profit	$1,641,444	$623,998

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

As of March 31, 2006, receivables from one customer amounted to 41% of accounts receivable.  In addition, three customers accounted for 20%, 15% and 13%, respectively, of work-in-process inventory at March 31, 2006.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The components of inventories are as follows:

	March 31, 2006	September 30, 2005

Purchased parts and raw materials	$3,339,372	$3,345,845
Work-in-process	2,873,553	393,761
Finished goods	530,710	568,537

	$6,743,635	$4,308,143

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

The following is a summary of property, plant and equipment:

	March 31, 2006	September 30, 2005

Land, building and leasehold improvements	$1,058,474	$1,024,792
Equipment and machinery	2,090,228	1,929,194
Furniture and fixtures	2,382,876	2,255,240

	5,531,578	5,209,226
Accumulated depreciation and amortization	(3,543,592)	(3,271,867)

	$1,987,986	$1,937,359

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

The following is a summary of intangibles:

	Useful Life	March 31, 2006	September 30, 2005

Patents	7 years	$74,161	$74,161
Trademarks	Indefinite	592,000	592,000
Non-compete agreements	10 years	350,000	350,000
Customer lists	15 years	276,000	276,000
Technology	4 years	102,000	102,000

		1,394,161	1,394,161
Accumulated amortization		(209,148)	(166,917)

		$1,185,013	$1,227,244

Warranty – We provide, free of charge, a limited warranty, generally for periods of 12 to 24 months, to all purchasers of our new products and systems.  We record accruals for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

Six Months March 31, 2006

Beginning balance	$248,386
Warranty expenditures	(26,859)
Provision	60,788

Ending balance	$282,315

Share-Based Compensation – On October 1, 2005 we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) and Staff Accounting Bulletin 107, “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation costs relating to share-based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for share-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our share-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration

Director Stock Purchase Agreements (pre-1996)	10,000	—	July 2006
Non-Employee Directors Stock Option Plan	200,000	85,600	July 2015
1998 Employee Stock Option Plan	500,000	156,737	January 2008

		242,337

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.  Under the terms of the 1998 Employee Stock Option Plan, nonqualified stock options may also be issued.  Options issued by the Company vest over 3 to 5 years.

The stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,

	2006		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	468,206	$4.78	439,017	$4.83
Granted	20,022	7.30	10,000	3.59
Exercised	(109,269)	2.74	—	—
Forfeited	(4,898)	4.38	—	—

Outstanding at end of period	374,061	$5.51	449,017	$4.80

Exercisable at end of period	284,452	$5.61	330,584	$4.65

Weighted average fair value of options granted during the period	$5.39		$1.49

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	Six Months Ended March 31,

	2006	2005

Risk free interest rate	4.38% to 4.64%	4.09% to 4.16%
Expected life	3-7.5 years	5 years
Dividend rate	0%	0%
Volatility	63% to 101%	40%
Forfeiture rate	7.45%	0.00%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested.  In accordance with SFAS 123(R), forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

There were 10,022 and 20,022 options granted during the three and six months ended March 31, 2006, respectively. Total fair value of options granted was approximately $41,268 and $107,851 for the three and six months ended March 31, 2006, respectively.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) for the three and six months ended March 31, 2006 were charges of $87,204 and $128,204, respectively, to income before income taxes.  The adoption of SFAS 123(R) had no effect on cash flows.  The effect of the adoption of SFAS 123(R) on basic earnings per share was a negative $0.01 and $0.05, respectively, for the three and six month periods ended March 31, 2006.  The effect of the adoption of SFAS 123(R) on diluted earnings per share was a negative $0.03 and $0.04, respectively,  for the three and six month periods ended March 31, 2006.

The following table illustrates the pro-forma effect on net income and on net income per share, as if we had applied the fair value recognition provisions of SFAS No. 123 in the prior year.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net income, as reported	$503,330	$571,803
Compensation included in net income, as reported	—	—
Compensation expense, net of tax	68,316	135,662

Net income, pro forma	$435,014	$436,141

Basic Earnings Per Share:
As reported	$.19	$.21
Pro forma	.16	.16
Diluted Earnings Per Share:
As reported	$.18	$.21
Pro forma	.16	.16

The following summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.13 - 1.49	10,250	0.94	$1.13	10,250	$1.13
1.50 - 1.99	6,500	2.91	1.50	6,500	1.50
2.00 - 3.24	17,889	7.39	2.93	11,500	2.89
3.25 - 4.24	16,500	7.51	3.41	6,500	3.25
4.25 - 5.49	73,900	6.89	4.64	32,700	4.49
5.50 - 6.49	81,022	6.45	5.79	59,002	5.80
6.50 - 7.49	158,000	4.97	6.52	158,000	6.52
7.50 - 9.49	10,000	9.92	9.05	—	—

	374,061			284,452

Impact of Recently Issued Accounting Pronouncements

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

2.          Earnings Per Share

Earnings per share (EPS) is computed by dividing net income available to common shareholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income available to common shareholders.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive.  For the three and six months ended March 31, 2006, options for 3,683 and 2,008 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive as they had an exercise price greater than the average market price during the period.  For the three and six months ended March 31, 2005, options and warrants for 409,200 and 399,200 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Basic Earnings Per Share Computation
Net income	$182,158	$503,330	$653,436	$571,803
Preferred stock dividends	(37,401)	—	(80,956)	—

Net income available to common stockholders	$144,757	$503,330	$572,480	$571,803

Weighted Average Shares Outstanding:
Common stock	2,880,858	2,705,121	2,793,668	2,705,121

Basic earnings per share	$.05	$.19	$.20	$.21

Diluted Earnings Per Share Computation
Net income	$182,158	$503,330	$653,436	$571,803

Weighted Average Shares Outstanding:
Common stock	2,880,858	2,705,121	2,793,668	2,705,121
Common stock equivalents (1)	599,758	48,401	644,187	52,000

Diluted shares	3,480,616	2,753,522	3,437,855	2,757,121

Diluted earnings per share	$.05	$.18	$.19	$.21

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

3.           Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31

	2006	2005	2006	2005

Net income, as reported	$182,158	$503,330	$653,436	$571,803
Foreign currency translation adjustment	19,176	(189,644)	(25,411)	101,740

Comprehensive income	$201,334	$313,686	$628,025	$673,543

4.          Business Segment Information

We classify our products into two core business segments, semiconductor equipment and polishing supplies.  The semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, semiconductor wafers, MEMS and solar cells.  Also included in the semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment.  The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, particularly silicon wafers used primarily in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31

	2006	2005	2006	2005

Net Revenues:
Semiconductor equipment	$9,046,599	$6,976,868	$15,279,616	$12,651,347
Polishing supplies	1,845,623	1,938,287	3,526,973	3,435,530

	$10,892,222	$8,915,155	$18,806,589	$16,086,877

Operating Income:
Semiconductor equipment	$148,309	$339,242	$381,883	$466,892
Polishing supplies	253,548	169,015	528,316	139,858

	401,857	508,257	910,199	606,750
Interest income (expense), net	6,479	(27,271)	19,755	(37,289)

Income before income taxes	$408,336	$480,986	$929,954	$569,461

	March 31, 2006	September 30, 2005

Indentifiable Assets:
Semiconductor equipment	$18,965,161	$13,677,987
Polishing supplies	3,980,515	4,023,198

	$22,945,676	$17,701,185

5.          Major Customers and Foreign Sales

During the three and six month periods ended March 31, 2006, one customer represented 48% and 28%, respectively, of net revenues.  During the three months ended March 31, 2005, one customer represented 14% of net revenues.  During the six months ended March 31, 2005, no customers represented more than 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Six months ended March 31,

	2006	2005

North America, including 30% during 2006 to the United States	30%	36%
Asia, including 23% during 2006 to Malaysia	50%	37%
Europe	20%	27%

	100%	100%

6.          Stockholders’ Equity

Conversion of Preferred Stock to Common Stock – In accordance with its terms, the Company’s Series A Convertible Preferred Stock (Preferred Stock) automatically converted into 540,000 shares of the Company’s Common Stock at the close of trading on March 20, 2006.  In addition, as permitted under the terms of the Preferred Stock agreement, the Company elected to issue 9,375 shares of Common Stock in satisfaction of dividends in the amount of $73,854 that accrued on the Preferred Stock through March 20, 2006.

7.          Commitments and Contingencies

Purchase Obligations – As of March 31, 2006, we had purchase obligations in the amount of $3.4 million.  These purchase obligations consist of outstanding purchase orders for goods and services.  While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8.          Subsequent Event – Line of Credit

On April 7, 2006, Amtech Systems, Inc. (the “Company”) entered into domestic and export revolver loan and security agreements with the Silicon Valley Bank (the “LSAs”) and a Working Capital Guarantee Program Borrower Agreement with the Export-Import Bank of the United States, all of which expire April 7, 2008.  The Company can borrow a maximum of $3 million, including $2 million under the domestic LSA and $1 million under the export LSA, subject to the availability of sufficient eligible receivables and inventory, as defined under the agreements, and certain other restrictions.  The interest rate under the agreements is Silicon Valley Bank’s prime rate plus 1%.  The fee for the unused portion of the loans is equal to twenty-five hundredths percent (0.25%) per annum of the average unused portion of the $3 million revolving lines of credit.  In the event of a default by the Company under the LSAs, Silicon Valley Bank may declare all amounts due under the LSAs to be immediately due and payable.  In addition, the lines of credit are secured by substantially all of the assets of the Company’s United States based operations.  The Company secured the $3 million lines of credit to provide additional liquidity for future growth.

The LSA includes a covenant requiring a minimum tangible net worth of $10.0 million.  As of March 31, 2006, our tangible net worth as defined in the LSA was $12.5 million.

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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and Notes and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for a more complete understanding of our financial position and results of operations for the three and six months ended March 31, 2006.

Overview

We operate in two segments.  Our semiconductor equipment segment is a leading supplier of horizontal diffusion furnace systems and related automation equipment, and parts and services, to the following industries:  semiconductor, solar, silicon wafer and MEMS (microelectromechanical system).  Our semiconductor equipment segment also supplies small batch vertical furnaces, etching equipment and related parts and services to the semiconductor industry.  Our polishing supplies and equipment segment is a leading supplier of insert carriers to manufacturers of silicon wafers.  The polishing segment also manufactures polishing templates, steel carriers and double-sided polishing and lapping machines that are marketed to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

During the second half of fiscal 2005, we shipped our first two small batch vertical furnace systems.  Acceptance was received from one customer in the first quarter of fiscal 2006.  We shipped our third vertical furnace in the second quarter of fiscal 2006.  A significant loss on the first of these systems was recorded primarily in fiscal 2004.  For the systems not yet accepted, an equal amount of revenue and costs is deferred.

We have increased the refurbishing and resale of our own brands of used diffusion furnaces in order to remain competitive in a larger segment of the entire market for these products.  We do not sell equipment with a repurchase obligation and thus have no repurchase obligations with our customers.  However, occasionally, we purchase used equipment for inventory on a strategic, opportunistic basis, to allow us to offer customers an alternative when price is the primary consideration.  We generally limit such advance purchases to available, well-maintained, used equipment that has been or shortly will be taken out of production.  When customers decide to relocate their production, we offer to sell our services to decommission their furnaces and reinstall them in their new facility.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9%	71.9%	72.0%	71.1%

Gross margin	25.1%	28.1%	28.0%	28.9%
Selling, general and administative expenses	20.2%	20.4%	21.6%	23.0%
Research and development	1.3%	2.0%	1.6%	2.1%

Operating income	3.6%	5.7%	4.8%	3.8%

The following tables compare net revenues for each of our reportable segments for the three and six months ended March 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended March 31,

	2006	%	2005	%	Inc (Dec)

Semiconductor Equipment Segment	$9,046	83%	$6,977	78%	$2,069	30%
Polishing Supplies Segment	1,846	17%	1,938	22%	(92)	-5%

Net revenues	$10,892	100%	$8,915	100%	$1,977	22%

	Six Months Ended March 31,

	2006	%	2005	%	Inc (Dec)

Semiconductor Equipment Segment	$15,280	81%	$12,651	79%	$2,629	21%
Polishing Supplies Segment	3,527	19%	3,436	21%	91	3%

Net revenues	$18,807	100%	$16,087	100%	$2,720	17%

Net Revenues - Net revenues of the semiconductor equipment segment increased 22% during the second quarter of fiscal 2006 primarily as a result of the shipment of a $5.1 million multi-system order of refurbished diffusion furnaces and third-party automation, which was partially offset by a decline in shipments to our other semiconductor customers.  The large increase in shipments was partially offset by a $0.5 million net increase in deferred revenues, due primarily to holdbacks of the final 20% cash payments for the multi-system shipment where final acceptance had not been received.  The change in deferred revenue in the second quarter of fiscal 2005 was insignificant.

For the six months ended March 31, 2006, revenues increased primarily due to the shipment of the $5.1 million multi-system order, $1.2 million to the solar cell industry and shipment of our first etch systems ($1.0 million).  This increase was partially offset by a decline in shipments of diffusion systems and parts to other customers in the semiconductor industry.

Net revenues of the polishing supplies segment remained largely unchanged during three and six months ended March 31, 2006 and 2005; increases in sales of consumables, carriers and templates were largely offset by declines in the sales of polishing machines and related spare parts.

The following table reflects new orders (1), shipments and net revenues for each quarter during the current and prior fiscal years, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Second Quarter	Year-to-Date

(dollars in thousands)	Total Company	Semi conductor Equipment Segment (2)	Polishing Supplies Segment	Total Company

2006:
New orders (1)	$6,505	$14,376	$3,365	$17,741
Shipments	11,378	16,263	3,535	19,798
Net revenues	10,892	15,280	3,527	18,807
Backlog 3/31/06	13,322	12,496	826	13,322
Book-to-bill ratio	0.6:1	0.9:1	1.0:1	0.9:1
2005:
New orders (1)	$5,079	$10,058	$3,344	$13,402
Shipments	8,928	12,419	3,461	15,880
Net revenues	8,915	12,651	3,436	16,087
Backlog 3/31/05	4,615	3,592	1,023	4,615
Book-to-bill ratio	0.6:1	0.8:1	1.0:1	0.8:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor equipment segment.

(2)	The backlog as of March 31, 2006 includes $1.0 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Net new orders for the three and six months ended March 31, 2006 increased approximately 28% and 32%, respectively, over the same periods in fiscal 2005.  The 2006 increase was fueled almost entirely by the semiconductor equipment segment.  New orders have been, and are expected to remain volatile due to the size and timing of large system orders.

Gross Profit - Consolidated gross profit for the three months ended March 31, 2006 was $2.7 million, or 25% of net revenues, compared to $2.5 million or 28% of net revenues for the comparable quarter in fiscal 2005.  The increase in gross profit was primarily due to the increase in revenues, partially offset by the deferral of profit on the large multi-system shipment in the second quarter of fiscal 2006.

For the quarter ended March 31, 2006, gross profit for the semiconductor equipment segment, as a percentage of net revenues, was 24% compared to 28% in the prior year quarter.  The decrease in percentage is due primarily to change in product mix and the deferred profit on the multi-system shipment made in the second quarter of fiscal 2006.

For the quarter ended March 31, 2006, gross profit for the polishing supplies segment, as a percentage of net revenues, was 31% compared to 28% in the prior year quarter.  The improvement in gross profit percentage is due primarily to our investment in the laser cutting equipment installed in early fiscal 2005 for which efficiencies were not fully realized until later in the year.  The remainder of the improvement is attributable to favorable product mix and higher revenues to cover certain fixed manufacturing costs.

Consolidated gross profit for the six months ended March 31, 2006 was $5.3 million, or 28% of net revenues, compared to $4.6 million, or 29% of net revenues in fiscal 2005.  For the six months ended March 31, 2006, gross profit for the semiconductor equipment segment as a percentage of net revenues was 27% compared to 30% for the six months ended March 31, 2005.  As a percentage of net revenues, gross profit for the polishing supplies segment was 33% and 25% for the six months ended March 31, 2006 and 2005, respectively.  The year-to-date fluctuations are driven largely by the fluctuations in the second quarter discussed above.

Our gross profit has significantly fluctuated in the past, and will continue to fluctuate in the future due to several factors, including, but not limited to industry cycles, product mix, timing of equipment installations and related customer acceptances.

The timing of revenue recognition has a particularly significant effect on gross profit when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to installation, generally 10% to 20% of the order, is recognized in a later period.  The latter is generally assigned revenue equal to the holdback, which is significantly higher than the fair market value of those services.  As a result, the equipment generally has a lower gross margin percent than the installation services, which are provided one or two quarters after delivery.

Selling, General and Administrative Expenses - Consolidated selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were $2.2 million, or 20% of net revenues, and $1.8 million, or 20% of net revenues, respectively.  The $0.4 million increase in selling, general and administrative expenses was the result of the recording of shared-based compensation in the financial statements starting in fiscal 2006, higher operating activity related to the $5.1 million multi-system shipment in the March quarter, and costs related to the upgrade of our financial systems.

For the six month ended March 31, 2006 and 2005, consolidated selling, general and administrative expense were $4.1 million, or 22% of net revenues, and $3.7 million, or 23% of net revenues, respectively.  The increase in selling, general and administrative expenses was caused primarily by the higher costs in the second quarter March 31, 2006, which are explained above.  However, such expenses declined as a percentage of net revenues due to the significant increase in revenues.  Selling, general and administrative expenses are expected to increase as we implement additional procedures in preparation for complying with Section 404 of the Sarbanes-Oxley Act between now and September 30, 2007.

Research and Development Expenses - Research and development expenses were approximately 1% and 2%, respectively, of the net revenues for the three months ended March 31, 2006 and 2005.

Research and development expenses were approximately 2% of net revenues for the six months ended March 31, 2006 and 2005.  Research & development costs consist primarily of salaries, outside contractors, laboratory and other expenses related to ongoing product and technology development projects, which include process development for our new vertical diffusion furnace.

Operating Income - Operating income for the second quarter of fiscal 2006 and 2005 was approximately $0.4 million and $0.5 million, respectively.  Operating income decreased due to the decline in gross profit margins and higher selling, general and administrative expenses which are explained above.

Operating income for the six months ended March 31, 2006 and 2005 was approximately $0.9 million and $0.6 million, respectively.  The year-to-date improvement in operating income was due to the increase in gross profit, which was partially offset by the increase in operating expenses.

Income Tax Expense - In 2004, we recorded a valuation allowance for the total of our deferred tax assets, including a net operating loss carryforward.  As the deferred tax assets increase or decrease, we record an additional tax provision or recognize a benefit, respectively, so that the valuation allowance remains equal to the total of our deferred tax assets.  During the second quarter of fiscal 2006, we utilized the remaining federal net operating loss carryforward, which was more than offset by an increase in other deferred tax assets, primarily deferred profit.  Our effective tax rate for the three months ended March 31, 2006 was 55%, compared to a small benefit in fiscal 2005.  The effective tax rate during the second quarter of fiscal 2006 was higher than our marginal state and federal income tax rate due to the portion of the share-based compensation expense not deductible for tax purposes (approximately $50,000) and the provision against the net increase in deferred tax assets.  For the six months ended March 31, 2006 the effective tax rate was 30% compared to a small tax benefit in the prior year.  The effective tax rate for the first six months of fiscal 2006 was lower than our marginal statutory state and federal income tax rate due to the benefit recognized as a result of the year to date decline in deferred tax assets, primarily resulting from the utilization of the federal net operating losses.  That benefit was partially offset by the portion of the share-based compensation expense not deductible for tax purposes.  Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes, changes in our deferred tax assets and the effectiveness of our tax planning strategies.

Net Income - As a result of the operating results described above, our net income for the second quarter of fiscal 2006 was $0.2 million or $0.05 per diluted share, compared to $0.5 million or $0.18 per diluted share for the second quarter of fiscal 2005.

Net income for the first half of fiscal 2006 was $0.7 million or $0.19 per diluted share, compared to $0.6 million or $0.21 per diluted share for the first half of fiscal 2005.

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

Our order backlog grew substantially in the fourth quarter of fiscal 2005 due to receipt of a $5.1 million order for our Bruce Technologies horizontal diffusion furnaces and its proprietary APEX Process Management Software System complete with 3rd-party automation.  Backlog continued to grow during the first quarter of fiscal year 2006, due mainly to new orders for diffusion equipment, particularly from manufacturers of solar cells.  Despite the shipment of the large multi-system order in the second quarter of fiscal 2006, our order backlog at March 31, 2006, was 189% greater than our backlog at March 31, 2005.  Contributing to the increased backlog is the $0.5 million increase in deferred revenues for the quarter ended March 31, 2006.  Two customers accounted for 14% and 12%, respectively, of the $13.3 million backlog as of March 31, 2006.

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

Liquidity and Capital Resources

At March 31, 2006 and September 30, 2005, cash and cash equivalents were $1.5 million and $3.3 million, respectively.  Our ratio of current assets to current liabilities declined to 2.4:1 at March 31, 2006 from 3.7:1 at September 30, 2005 as a result of the decrease in cash and cash equivalents and the build-up of work-in-process inventory and accounts payable to support the shipments scheduled for in the third fiscal quarter of 2006.

Working capital increased approximately $1.2 million or 12% in the first half of fiscal 2006.  Accounts receivable increased $5.3 million due to the increase and timing of shipments late in the second quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.  Inventories, which increased $2.4 million during the first quarter of fiscal 2006, remained at $6.7 million as of March 31, 2006, as we produced the high level of orders expected to ship during the third quarter of this fiscal year.  Accounts payable increased $2.3 million since the end of last fiscal year, as our production schedules remain full through at least June 30, 2006.  Another change within the components of working capital was the increase of $1.0 million in deferred profit on systems awaiting installation and/or customer acceptance.

At March 31, 2006, our principal sources of liquidity consisted of $1.5 million of cash and cash equivalents.  Since that time we have received approximately $3.1 million in payments on the $5.1 million multi-system shipment.  Also, in April 2006 we secured $3.0 million in revolving lines of credit to provide additional liquidity to support future growth.  We continue to believe that we have sufficient liquidity for our operations.

On April 7, 2006, Amtech Systems, Inc. (the “Company”) entered into domestic and export revolver loan and security agreements with the Silicon Valley Bank (the “LSAs”) and a Working Capital Guarantee Program Borrower Agreement with the Export-Import Bank of the United States, all of which expire April 7, 2008.  The Company can borrow a maximum of $3 million, including $2 million under the domestic LSA and $1 million under the export LSA, subject to the availability of sufficient eligible receivables and inventory, as defined under the agreements, and certain other restrictions.  The interest rate under the agreements is Silicon Valley Bank’s prime rate plus 1%.  The fee for the unused portion of the loans is equal to twenty-five hundredths percent (0.25%) per annum of the average unused portion of the $3 million revolving lines of credit.

In the event of a default by the Company under the LSAs, Silicon Valley Bank may declare all amounts due under the LSAs to be immediately due and payable.  In addition, the lines of credit are secured by substantially all of the assets of the Company’s United States based operations.  The Company secured the $3 million lines of credit to provide additional liquidity for future growth.

The LSA includes a covenant requiring a minimum tangible net worth of $10.0 million.  As of March 31, 2006, our tangible net worth as defined in the LSA was $12.5 million.

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

We continually review our business activities to determine which of our policies meet these criteria.  We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements.  There have been no significant changes in our critical accounting policies during the six months ended March 31, 2006.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Our operations in the United States are conducted in U.S. dollars.  Our operation in the Netherlands, a component of the semiconductor equipment segment, conducts business primarily in the Euro and the U.S. dollar.  The functional currency of our Netherlands operation is the Euro.  The functional currency for all other operating units is the U.S. dollar.  The following disclosures about market risk should be read in conjunction with more in depth discussion in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

We estimate that, typically, not more than 10% of our transactions are denominated in a currency other than the functional currency of the operating unit.  However, for the six months ended March 31, 2006, such transactions amounted to approximately 25% of the value of all transactions.  The increase is due to the fact that a large portion of the multi-system order was transacted by our European operations in US dollars.

As of March 31, 2006, we did not hold any stand-alone or separate derivative instruments.  We incurred net foreign currency transaction gains or losses of less than $0.1 million during the six months ended March 31, 2006 and 2005.  As of March 31, 2006, we had $2.3 million of net assets (cash and receivables less payables) denominated in currencies other than the functional currency.  A 10% change in the value of the functional currency relative to the non-functional currency may result in a gain or loss of $0.2 million.  Our investment in and advances to our Netherlands operation totaled $7.3 million as of March 31, 2006.  A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.7 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

ITEM 4.          CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.          OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our annual shareholders’ meeting, which was held on March 2, 2006, all nominees standing for election as directors were elected to serve for one year terms or until their successors are elected and qualified.  The following chart indicates the number of votes cast for and the number of votes withheld with respect to each nominee for director:

Proposal One  - Election of Directors (1)

Nominee	For	Withheld

Jong S. Whang	2,331,826	4,884
Lawrence D. Firestone	2,320,826	15,884
Robert F. King	2,319,462	17,248

(1)	Abstentions were not counted in the election of the directors.

No other matters were submitted to a vote of security holders.

Item 6.          Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: May 15, 2006

Robert T. Hass
Chief Accounting Officer
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