Form 10-Q
period 2006-06-30
AMTECH SYSTEMS INC
filed 2006-08-14
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares of Common Stock outstanding as of August 1, 2006:  3,475,042

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2006	September 30, 2005

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,574,485	$3,309,264
Accounts receivable (less allowance for doubtful accounts of $232,000 and $223,000 at June 30, 2006 and September 30, 2005, respectively)	8,594,008	4,996,577
Inventories	5,906,254	4,308,143
Income taxes receivable	—	422,630
Prepaid expenses	416,197	681,224

Total current assets	18,490,944	13,717,838
Property, Plant and Equipment - Net	2,172,928	1,937,359
Intangible Assets - Net	1,164,302	1,227,244
Goodwill	816,639	816,639
Other Assets	1,706	2,105

Total Assets	$22,646,519	$17,701,185

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,366,973	$1,166,079
Bank loans and current maturities of long-term debt	144,749	137,984
Income taxes payable	431,716	—
Accrued compensation and related taxes	1,414,914	809,905
Accrued warranty expense	287,857	248,386
Deferred profit	1,434,264	623,998
Customer deposits	359,778	216,612
Accrued commissions	251,826	123,067
Other accrued liabilities	398,727	425,990

Total current liabilities	7,090,804	3,752,021
Long-Term Obligations	649,772	740,581

Total liabilities	7,740,576	4,492,602
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; Series A convertible preferred stock, $0.01 par value; liquidation value $2,236,221 at September 30, 2005; 540,000 shares issued and outstanding at September 30, 2005	—	1,935,428
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 3,463,375 and 2,705,221 at June 30, 2006 and September 30, 2005, respectively	34,634	27,052
Additional paid-in capital	15,596,143	12,861,164
Accumulated other comprehensive income	472,607	404,173
Accumulated deficit	(1,197,441)	(2,019,234)

Total stockholders’ equity	14,905,943	13,208,583

Total Liabilities and Stockholders’ Equity	$22,646,519	$17,701,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenues, net of returns and allowances	$10,350,515	$5,506,773	$29,157,104	$21,593,650
Cost of sales	7,707,240	3,774,775	21,240,246	15,220,464

Gross profit	2,643,275	1,731,998	7,916,858	6,373,186
Selling, general and administrative	2,260,730	1,513,989	6,316,547	5,205,729
Restructuring Charge	140,000	—	140,000	—
Research and development	64,651	96,104	372,218	438,802

Operating income	177,894	121,905	1,088,093	728,655
Interest income (expense), net	(6,055)	7,075	13,700	(30,214)

Income before income taxes	171,839	128,980	1,101,793	698,441
Income tax expense (benefit)	3,482	(2,731)	280,000	(5,073)

Net income	$168,357	$131,711	$821,793	$703,514

Earnings Per Share:
Basic earnings per share	$.05	$.04	$.25	$.25
Weighted average shares outstanding	3,436,629	2,705,121	2,980,020	2,705,121
Diluted earnings per share	$.05	$.04	$.24	$.24
Weighted average shares outstanding	3,521,173	3,177,480	3,445,112	2,896,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended June 30,

	2006	2005

Operating Activities
Net income	$821,793	$703,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	461,543	511,391
Write-down of inventory	182,759	74,057
Provision for doubtful accounts	40,463	17,680
Tax benefit of non-qualified stock options	26,651	—
Non-cash share based compensation expense	154,261	—
Changes in operating assets and liabilities:
Accounts receivable	(3,462,227)	(1,927,077)
Inventories	(1,672,400)	663,685
Accrued income taxes	847,176	128,850
Prepaid expenses and other assets	273,795	(72,675)
Accounts payable	1,154,318	430,385
Accrued liabilities and customer deposits	835,616	(132,166)
Deferred profit	776,807	(612,848)

Net cash provided by (used in) operating activities	440,555	(215,204)

Investing Activities
Purchases of property, plant and equipment	(602,228)	(204,972)

Net cash used in investing activities	(602,228)	(204,972)

Financing Activities
Proceeds from issuance of common stock	709,543	—
Proceeds from issuance of preferred stock	—	1,908,407
Preferred stock cash dividends paid	(83,323)	—
Payments on long-term obligations	(102,922)	(70,723)
Net borrowings	—	500,000

Net cash provided by financing activities	523,298	2,337,684

Effect of Exchange Rate Changes on Cash	(96,404)	(23,685)

Net Increase in Cash and Cash Equivalents	265,221	1,893,823
Cash and Cash Equivalents, Beginning of Period	3,309,264	1,674,352

Cash and Cash Equivalents, End of Period	$3,574,485	$3,568,175

Supplemental Cash Flow Information:
Interest paid	$88,289	$52,414
Income tax refunds	$370,345	$—
Income tax payments	$15,684	$104,600
Supplemental Non-cash Financing Activities:
Stock issued for preferred stock dividend	$73,854	$—
Preferred stock dividend accrual	$—	$32,666
Preferred stock converted to common stock	$1,859,207	$—
Warrant issued	$—	$49,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2006
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

The consolidated results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition - We recognize revenue upon shipment of Amtech’s proven technology equal to the sales price less the greater of (i) the fair value of undelivered services and (ii) the contingent portion of the sales price, which is generally 10-20% of the total contract price. The entire cost of the equipment relating to proven technology is recorded upon shipment. The remaining contractual revenue, deferred costs and installation costs are recorded upon successful installation of the product.

For purposes of revenue recognition, proven technology means that Amtech has a history of at least two successful installations. New technology systems are those systems with respect to which Amtech cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

Revenue on new technology is deferred until installation and acceptance at the customer’s premises is completed, as these sales do not meet the provisions of customer acceptance at the time of shipment. Cost of the equipment relating to new technology is recorded against deferred profit and then recorded in cost of sales upon customer acceptance.

Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

Deferred Profit– Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities.  The components of deferred profit are as follows:

	June 30, 2006	September 30, 2005

Deferred revenues	$3,174,386	$1,662,195
Deferred costs	1,740,122	1,038,197

Deferred profit	$1,434,264	$623,998

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

As of June 30, 2006, receivables from four customers accounted for 55% of total accounts receivable.  In addition, one customer accounted for 36%, of work-in-process inventory at June 30, 2006.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The components of inventories are as follows:

	June 30, 2006	September 30, 2005

Purchased parts and raw materials	$3,071,446	$3,345,845
Work-in-process	2,402,762	393,761
Finished goods	432,046	568,537

	$5,906,254	$4,308,143

Property, Plant and Equipment – Property plant, and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized.  Depreciation is computed using the straight-line method.  Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings twenty years.

The following is a summary of property, plant and equipment:

	June 30, 2006	September 30, 2005

Land, building and leasehold improvements	$1,104,225	$1,024,792
Equipment and machinery	2,333,735	1,929,194
Furniture and fixtures	2,462,216	2,255,240

	5,900,176	5,209,226
Accumulated depreciation and amortization	(3,727,248)	(3,271,867)

	$2,172,928	$1,937,359

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

The following is a summary of intangibles:

	Useful Life	June 30, 2006	September 30, 2005

Patents	7 years	$74,161	$74,161
Trademarks	Indefinite	592,000	592,000
Non-compete agreements	10 years	350,000	350,000
Customer lists	15 years	276,000	276,000
Technology	4 years	102,000	102,000

		1,394,161	1,394,161
Accumulated amortization		(229,859)	(166,917)

		$1,164,302	$1,227,244

Warranty - We provide, free of charge, a limited warranty, with periods ranging from ninety days for spare parts to between one to two years for complete systems to all purchasers of our new products and systems.  We record accruals for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

Nine Months Ended June 30, 2006

Beginning balance	$248,386
Warranty expenditures	(38,030)
Provision	77,501

Ending balance	$287,857

Line of Credit - On April 7, 2006, Amtech Systems, Inc. (the “Company”) entered into domestic and export revolver loan and security agreements (“LSAs”) with the Silicon Valley Bank and a Working Capital Guarantee Program Borrower Agreement with the Export-Import Bank of the United States, all of which expire April 7, 2008.  The Company can borrow a maximum of $3 million, including $2 million under the domestic LSA and $1 million under the export LSA, subject to the availability of sufficient eligible receivables and inventory, as defined under the agreements, and certain other restrictions.  The interest rate under the agreements is Silicon Valley Bank’s prime rate plus 1% ( 9.25 % at June 30, 2006).  The fee for the unused portion of the loans is equal to twenty-five hundredths percent (0.25%) per annum of the average unused portion of the $3 million revolving lines of credit.  In the event of a default by the Company under the LSAs, Silicon Valley Bank may declare all amounts due under the LSAs to be immediately due and payable.  In addition, the lines of credit are secured by substantially all of the assets of the Company’s United States based operations.  The Company secured the $3 million lines of credit to provide additional liquidity for future growth. The LSA includes a covenant requiring a minimum tangible net worth of $10.0 million.  As of June 30, 2006, our tangible net worth as defined in the LSA was $12.9 million

Share-Based Compensation – On October 1, 2005 we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) and Staff Accounting Bulletin 107, “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation costs relating to share-based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for share-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our share-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration

Director Stock Purchase Agreements (pre-1996)	10,000	—	July 2006
Non-Employee Directors Stock Option Plan	200,000	101,598	July 2015
1998 Employee Stock Option Plan	500,000	152,237	January 2008

		253,835

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

The stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,

	2006		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	468,206	$4.78	439,017	$4.83
Granted	37,522	7.16	16,389	3.36
Exercised	(148,779)	3.10	—	—
Forfeited	(33,896)	4.59	—	—

Outstanding at end of period	323,053	$5.85	455,406	$4.78

Exercisable at end of period	248,754	$5.83	338,584	$4.64

Weighted average fair value of options granted during the period	$5.33		$1.38

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	Nine Months Ended June 30,

	2006	2005

Risk free interest rate	4.38% to 4.64%	4.09% to 4.16%
Expected life	3-7.5 years	5 years
Dividend rate	0%	0%
Volatility	63% to 101%	39% to 40%
Forfeiture rate	7.45%	0.00%

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

There were 17,500 and 37,522 options granted during the three and nine months ended June 30, 2006, respectively. Total fair value of options granted was approximately $92,213 and $200,064 for the three and nine months ended June 30, 2006, respectively.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) for the three and nine months ended June 30, 2006, were charges of $26,057 and $154,261, respectively, to income before income taxes.  The adoption of SFAS 123(R) had no effect on cash flows.  The effect of the adoption of SFAS 123(R) on basic earnings per share was a negative $.01 and $.05, respectively, for the three and nine month periods ended June 30, 2006.  The effect of the adoption of SFAS 123(R) on diluted earnings per share was a negative $.01 and $.04, respectively,  for the three and nine month periods ended June 30, 2006.

The following table illustrates the pro-forma effect on net income and on net income per share, as if we had applied the fair value recognition provisions of SFAS No. 123(R) in the prior year:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net income, as reported	$131,711	$703,514
Compensation included in net income, as reported	—	—
Compensation expense, net of tax	68,342	204,004

Net income, pro forma	$63,369	$499,510

Basic Earnings Per Share:
As reported	$.04	$.25
Pro forma	.01	.17
Diluted Earnings Per Share:
As reported	$.04	$.24
Pro forma	.02	.17

The following summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.12 - 4.49	39,364	5.34	$3.17	30,253	$3.15
4.50 - 4.99	33,500	6.04	4.54	16,500	4.53
5.00 - 5.87	35,522	7.49	5.44	16,334	5.47
5.88 - 5.94	25,000	4.71	5.88	25,000	5.88
5.95 - 6.49	15,000	7.65	5.95	6,000	5.95
6.50 - 6.80	150,000	4.71	6.50	150,000	6.50
6.81 - 6.98	3,000	3.66	6.81	3,000	6.81
6.99 - 8.50	1,667	5.75	6.99	1,667	6.99
8.51 - 9.00	10,000	9.82	8.51	—	—
9.00 - 9.10	10,000	9.67	9.05	—	—

	323,053			248,754

Impact of Recently Issued Accounting Pronouncements

In March 2005, the FASB published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term, “conditional asset retirement obligations,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We adopted the requirements of this Interpretation as of October 1, 2005.  The adoption of this interpretation did not have a material effect on our consolidated financial position or results of operations.

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

In June 2006, the FASB published FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Statement 109 does not prescribe a recognition threshold or measurement attributable for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice exists in the accounting for income taxes.  To address that diversity this Interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We have not determined the impact, if any, that the adoption of Interpretation No. 48 will have on our financial statements.

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

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive.  For the three and nine months ended June 30, 2006, options for 17,473 and 6,923 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive as they had an exercise price greater than the average market price during the period.  For the three and nine months ended June 30, 2005, options and warrants for 459,200 and 459,200 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Basic Earnings Per Share Computation
Net income	$168,357	$131,711	$821,793	$703,514
Preferred stock dividends	—	(32,666)	(80,956)	(32,666)

Net income available to common stockholders	$168,357	$99,045	$740,837	$670,848

Weighted Average Shares Outstanding:
Common stock	3,436,629	2,705,121	2,980,020	2,705,121

Basic earnings per share	$.05	$.04	$.25	$.25

Diluted Earnings Per Share Computation
Net income	$168,357	$131,711	$821,793	$703,514

Weighted Average Shares Outstanding:
Common stock	3,436,629	2,705,121	2,980,020	2,705,121
Common stock equivalents (1)	84,544	472,359	465,092	191,044

Diluted shares	3,521,173	3,177,480	3,445,112	2,896,165

Diluted earnings per share	$.05	$.04	$.24	$.24

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

3.          Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Net income, as reported	$168,357	$131,711	$821,793	$703,514
Foreign currency translation adjustment	93,846	(205,709)	68,435	(103,969)

Comprehensive income	$262,203	$(73,998)	$890,228	$599,545

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

Information concerning our business segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Net Revenues:
Semiconductor equipment	$8,647,675	$3,576,213	$23,927,291	$16,227,560
Polishing supplies	1,702,840	1,930,560	5,229,813	5,366,090

	$10,350,515	$5,506,773	$29,157,104	$21,593,650

Operating Income:
Semiconductor equipment	$(48,503)	$(193,298)	$333,380	$273,594
Polishing supplies	226,397	315,203	754,713	455,061

	177,894	121,905	1,088,093	728,655
Interest income (expense), net	(6,055)	7,075	13,700	(30,214)

Income before income taxes	$171,839	$128,980	$1,101,793	$698,441

	June 30, 2006	September 30, 2005

Indentifiable Assets:
Semiconductor equipment	$18,618,315	$13,677,987
Polishing supplies	4,028,204	4,023,198

	$22,646,519	$17,701,185

5.          Major Customers and Foreign Sales

During the three and nine month periods ended June 30, 2006, one customer represented 17% and 20%, respectively, of net revenues.  During the three months ended June 30, 2005, one customer represented 12% of net revenues and another customer represented 10% of net revenues.  During the nine months ended June 30, 2005, no customers represented more than 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,

	2006	2005

North America, including 34% during 2006 to the United States	35%	36%
Asia, including 17% to Malaysia and 11% to Taiwan during 2006	44%	37%
Europe, including 11% during 2006 to Germany	21%	27%

	100%	100%

6.          Stockholders’ Equity

Conversion of Preferred Stock to Common Stock – In accordance with its terms, the Company’s Series A Convertible Preferred Stock (Preferred Stock) automatically converted into 540,000 shares of the Company’s Common Stock at the close of trading on March 20, 2006.  In addition, as permitted under the terms of the Preferred Stock agreement, the Company elected to issue 9,375 shares of Common Stock as payment for the accrued  dividends in the amount of $73,854 as of the conversion date  March 20, 2006.

7.          Commitments and Contingencies

Purchase Obligations – As of June 30, 2006, we had purchase obligations in the amount of $3.2 million.  These purchase obligations consist of outstanding purchase orders for goods and services.  While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8.          Restructuring Charge

In June 2006, Amtech adopted a plan to consolidate the manufacturing of its automation product line into facilities already used to manufacture diffusion furnaces.  Amtech’s automation products are often sold in conjunction with the sale of new diffusion furnaces.  As a result of this decision, the company notified certain personnel of the termination date and severance and recorded a restructuring charge of $140,000.  These charges are presented as a separate line item on the Condensed Consolidated Statements of Operations.

9.          Subsequent Event

In August 2006, Amtech amended the lease on the manufacturing and office space located in Billerica, MA, to extend the expiration date on the entire 29,500 square feet to August 31, 2011 and to increase rent on the previously short-term portion of the lease to a market rate.   The amendment increased our contractual obligations under operating leases for the periods of less than 1 year, 1 – 3 years, 3 – 5 years and in total by $6,000, $240,000, $498,000 and $744,000, respectively, compared to the amounts reported in our annual report on Form 10-K for the year-ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; selling, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: whether we will be able to complete acquisitions and integrate such businesses successfully and achieve anticipated synergies; variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor and solar  industries in particular; the continued employment of our key personnel and risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I  of  Amtech Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We assume no obligation to update these forward-looking statements.

The following discussion and analysis of the financial condition and results of operations of Amtech Systems, Inc. should be read together with the condensed consolidated financial statements of Amtech and related notes that are included elsewhere in this report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as amended.

Overview

Amtech Systems, Inc. (“Amtech” or the “Company”), formerly Quartz Engineering and Materials, Inc., was incorporated in 1981.  Amtech established Tempress Systems, Inc., with operations in the Netherlands, in 1984.  Amtech also acquired P.R. Hoffman Machine Products, Inc. in 1997 and Bruce Technologies, Inc. in 2004.  The financial condition, results of operations and changes in cash flows for periods presented in the condensed consolidated financial statements included in this report represent the activities of Amtech and all of its subsidiaries, all of which are wholly-owned.

Amtech manufactures capital equipment, including silicon wafer handling automation, thermal semiconductor processing equipment and related consumables used in fabricating semiconductor devices.  Semiconductors, or semiconductor chips, are fabricated on silicon wafer substrates, sliced from ingots, and are part of the circuitry, or electronic components, of many products including computers, telecommunications devices, automotive products, consumer goods, and industrial automation and control systems.  The Company’s semiconductor handling, thermal processing and consumable products currently address the polishing of newly sliced silicon wafers and reclaimed test wafers and the oxidation and deposition steps used in the fabrication of semiconductors, MEMS and solar cells.

Amtech’s customers are primarily integrated circuit manufacturers. The semiconductor industry is cyclical and has experienced significant fluctuations. Amtech’s revenue is impacted by these broad industry trends. Moreover, Amtech has a concentrated customer base.

While at times Amtech is required to develop some products in advance of its customers’ demand for those products, most product development efforts take place during the fulfillment of orders.  This approach to product development involves placing less investment at risk, but also limits the potential for developing leading-edge technologies.

In June 2006, Amtech adopted a plan to consolidate the manufacturing of its automation product line into facilities already used to manufacture diffusion furnaces.  Amtech’s automation products are often sold in conjunction with the sale of new diffusion furnaces.  As a result of this decision, the company notified certain personnel of the termination date and their severance and recorded a restructuring charge of $0.1 million.

Critical Accounting Policies

Amtech’s discussion and analysis of its financial condition and results of operations is based on Amtech’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Amtech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Amtech bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Amtech believes that the following critical accounting policies affect its more significant judgments used in the preparation of its consolidated financial statements:

Revenue Recognition

Amtech recognizes revenue in accordance with SAB 104 and EITF 00-21. For purposes of revenue recognition, Amtech classifies its products into two categories, “proven technology” and “new technology.” Proven technology systems are systems where Amtech has a history of two successful installations within a reasonable time frame of delivery and the costs to complete installation do not vary materially. New technology systems are systems where Amtech cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

Amtech usually sells equipment and installation services as a bundled arrangement.  In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the fair value of installation is determined as the price Amtech charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Amtech’s proven technology, Amtech records revenue equal to the sales price less the greater of (i)  the fair value of undelivered services or (ii) the contingent portion of the sales price. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment but recognition of the contingent portion of Amtech’s revenue, generally 10-20% of the total contract price is delayed until successful installation of the product. This generally results in diminished gross margins at the time of shipment of proven technology products.  Revenue and cost of equipment relating to new technology is deferred until installation and acceptance at the customer’s premises is completed.

Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

Amtech assesses collectibility based on the creditworthiness of its customers and past transaction history. Amtech performs ongoing credit evaluations of its customers. In addition, Amtech requires collateral from certain of its customers in the form of letters of credit. Amtech experienced significant collection losses only during the bursting of the technology bubble. However, a significant change in the liquidity or financial position of any one of Amtech’s customers, especially one or more of Amtech’s most significant customers, could make it more difficult for Amtech to assess creditworthiness, which could result in a financial loss to Amtech.

Stock-Based Compensation

Effective October 1, 2005, Amtech adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award cancellation rate.  The input factors of the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, Amtech may change the input factors used in determining stock-based compensation costs.  These changes may materially impact Amtech’s results of operations in the period such changes are made.

Inventory Valuation

Amtech assesses the recoverability of its inventory at the end of each quarter based on assumptions about customer demand and market conditions. Obsolete inventory or inventory in excess of Amtech’s estimated usage is written down to its estimated market value less costs to sell. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in Amtech’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for its products and technological obsolescence of its products. If actual market conditions are less favorable than Amtech’s projections, Amtech may be required to write down additional inventory.

Warranty

Amtech accrues for the estimated cost of the warranty on its systems as cost of goods sold, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to Amtech’s current sales. The estimated warranty cost is expensed at the time of shipment. Amtech’s systems typically have warranty periods ranging from ninety days for spare parts to between one and two years for complete systems. Amtech’s actual warranty costs in the future may vary from Amtech’s historical warranty costs, which could result in adjustments to Amtech’s warranty reserves in future periods.

Income Taxes

Amtech is required to estimate its income tax provision (benefit) in each of the jurisdictions in which it operates. This process requires Amtech to estimate its current income tax provision (benefit) and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Amtech’s balance sheet.

Based on an evaluation of whether or not the deferred tax assets will be utilized, Amtech has recorded a valuation allowance to reduce its deferred tax assets to the amount of deferred tax assets that will, more likely than not ,be realized. The Company reviews all available positive and negative evidence, including our performance, the market environment in which we operate and the length of carryback and carryforward periods. According to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2004, the Company established a full valuation allowance for net deferred tax assets.

While Amtech has considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if Amtech were to later determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would result in a tax benefit and an increase in net income in the period such determination was made. Likewise, if Amtech were to determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of June 30, 2006, Amtech had a full valuation allowance for its net deferred tax assets. As the deferred tax assets increase or decrease, we record an additional tax provision or recognize a benefit, respectively, so that the valuation allowance remains equal to the total of our deferred tax assets.  The valuation reserve will be taken into income only when there is sufficient evidence, including positive cumulative income, to support a determination that it is more likely than not that the deferred tax assets will be realized.

Impairment of Long-lived Assets

We evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable.  Goodwill is also tested for impairment at least annually.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable.  We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets.  Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets.  We have not experienced any impairment to long-lived assets during the three and nine months ended June 30, 2006 or 2005.  Future adverse changes could be caused by, among other factors, a downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

Results of Operations

The following table reflects new orders (1), shipments and net revenues for each quarter during the current and prior fiscal years, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Third Quarter			Year-to-Date

(dollars in thousands)	Semi- conductor Equipment Segment (2)	Polishing Supplies Segment	Total Company	Semi- conductor Equipment Segment (2)	Polishing Supplies Segment	Total Company

2006:
New orders (1)	$8,708	$1,798	$10,506	$23,084	$5,163	$28,247
Shipments	9,204	1,695	10,899	25,467	5,230	30,697
Net revenues	8,648	1,703	10,351	23,928	5,230	29,158
Backlog 6/30/06	12,556	921	13,477	12,556	921	13,477
Book-to-bill ratio	0.9:1	1.1:1	1.0:1	0.9:1	1.0:1	0.9:1
2005:
New orders (1)	$5,343	$1,809	$7,152	$15,401	$5,153	$20,554
Shipments	3,801	1,905	5,706	16,220	5,366	21,586
Net revenues	3,576	1,931	5,507	16,228	5,366	21,594
Backlog 6/30/05	5,358	902	6,260	5,358	902	6,260
Book-to-bill ratio	1.4:1	0.9:1	1.3:1	0.9:1	1.0:1	1.0:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor equipment segment.
(2)	The backlog as of June 30, 2006 includes $1.0 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Net new orders for the three and nine months ended June 30, 2006 increased approximately 47% and 37%, respectively, over the same periods in fiscal 2005.  The 2006 increase was fueled almost entirely by the semiconductor equipment segment.  New orders have been, and are expected to remain volatile due to the size and timing of large system orders.

The financial information in the table below is for the three and nine months ended June 30, 2006 and June 30, 2005:

	Three Months Ended		Nine Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net revenue	100%	100%	100%	100%
Cost of goods sold	74%	69%	73%	70%

Gross margin	26%	31%	27%	30%

Operating expenses:
Selling, general and administrative	22%	27%	22%	24%
Restructuring charge	1%	0%	0%	0%
Research and Development	1%	2%	1%	2%

Total operating expenses	24%	29%	23%	26%

Income from operations	2%	2%	4%	3%
Interest income (expense), net	0%	0%	0%	0%

Income before income taxes	2%	2%	4%	3%
Income taxes	0%	0%	1%	0%

Net Income	2%	2%	3%	3%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of proven technology and upon acceptance for new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract.

	Three Months Ended		Nine Months Ended

Net Revenue	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Semiconductor Equipment Segment	$8,648	$3,576	$23,927	$16,228
Polishing Supplies Segment	$1,703	$1,931	$5,230	$5,366

Total	$10,351	$5,507	$29,157	$21,594

Net revenue for the quarter ended June 30, 2006 increased by $4.8 million, or 88%, from the quarter ended June 30, 2005. This increase is primarily attributable to a 142% increase in the semiconductor equipment segment revenue, with most of that increase comprised of horizontal diffusion furnace systems.  The higher revenue in the semiconductor equipment segment reflects improved sales and marketing activities and an overall improvement in the semiconductor equipment industry.  The increase in net revenue of the semiconductor equipment segment in the most recent quarter was partially offset by an 11%, or $0.2 million, decline in revenue of the polishing supplies segment.  Partially as a result of the impending expiration of the patent protection for the Company’s high-end insert carriers, we are seeing increased price competition for these products.

Net revenue for the nine months ended June 30, 2006 increased by $7.6 million, or 35%, from the nine months ended June 30, 2005. This increase was primarily as a result of the shipment of a $5.1 million multi-system order of refurbished diffusion furnaces and third-party automation during the quarter ended March 31, 2006.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of certain systems and subsystems to third parties and supplemental contract field service is included in cost of goods sold. Gross margin is gross profit as a percentage of net revenue.

	Three Months Ended		Nine Months Ended

Gross profit	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Semiconductor Equipment Segment	$2,103	$1,086	$6,227	$4,879
Polishing Supplies Segment	$540	$646	$1,690	$1,494

Total	$2,643	$1,732	$7,917	$6,373

Gross margin	26%	31%	27%	30%

The increase in gross profit of $0.9 million, or 52.6%, for the quarter ended June 30, 2006 versus the quarter ended June 30, 2005, was primarily a result of higher revenue volume, particularly from the sale of horizontal diffusion furnaces, discussed above.   Gross margins declined to 26% in the third quarter of fiscal 2006 from 31% in the comparable quarter of 2005.  The decline in gross margins is primarily due to the increase in deferred revenues which will be recognized when the systems are accepted by the customer.  Costs that are deferred in connection with our deferred revenue are generally insignificant in relation to the holdback, except in the case of new technology products where all of the revenue and costs are deferred. This has the effect of lowering the margins on equipment that has shipped, but has not yet been accepted.  In addition, approximately $0.1 million of charges were taken as a result of the change in estimate for obsolete inventory.  Lower revenue from the polishing supplies segment, discussed above, and a product mix that included fewer insert carriers also contributed to the decline in gross margin.

The increase in gross profit of $1.5 million, or 24%, for the nine months ended June 30, 2006 versus the nine months ended June 30, 2005 was primarily a result of higher revenue volume, particularly from the sale of horizontal diffusion furnaces, discussed above. Gross margins for the nine months ended June 30, 2006 decreased to 27% from 30% in the comparable period last year, which is due primarily to the change in deferred profit as explained above.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended		Nine Months Ended

Selling, general and administrative	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Semiconductor Equipment Segment	$1,948	$1,183	$5,387	$4,166
Polishing Supplies Segment	$313	$331	$935	$1,040

Total	$2,261	$1,514	$6,317	$5,206

Percent of net revenue	22%	27%	22%	24%

As a percent of net revenue, selling, general and administrative expenses decreased to 22% for the quarter ended June 30, 2006, compared to 27% in the prior year quarter.  The decrease was driven primarily by the increase in quarterly revenues over prior year. The $0.7 million increase in selling, general and administrative expenses in the quarter ended June 30, 2006, over the quarter ended June 30, 2005, was due to (i) approximately $0.3 million in increased personnel costs to support the increase in revenues and the increased regulatory obligations associated with being a public company, (ii) increased commissions of approximately $0.2 million resulting from the increased revenue, (iii) increased professional fees of $0.1 million and (iv) a $0.1 million decrease in foreign currency gains.

Selling, general and administrative expenses were 22% and 24% of net revenue for the nine months ended June 30, 2006 and 2005, respectively.  The decrease in percentage was driven primarily by the increase in net revenue.  The $1.1 million increase in selling, general and administrative expenses for the nine months ended June 30, 2006, over the same period in the prior year was due primarily to (i) approximately $0.4 million in increased personnel costs to support the increase in revenues and the increased regulatory obligations associated with being a public company,

(ii) increased commissions of approximately $0.2 million resulting from the increased revenue, (iii) $0.2 million in increased non-cash stock-based compensation costs during the nine months ended June 30, 2006 related to the adoption of SFAS 123(R) and (iv) increased legal costs and consulting costs associated with the restructuring of our legal entities in Europe and costs for the initial upgrade of the software used to operate and control our operations in Europe.

Restructuring Charges

	Three Months Ended		Nine Months Ended

Restructuring Charge	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Semiconductor Equipment Segment	$140	$—	$140	$—
Polishing Supplies Segment	$—	$—	$—	$—

Total	$140	$—	$140	$—

Percent of net revenue	1%	0%	0%	0%

In June 2006, Amtech adopted a plan to consolidate the manufacturing of it automation product line into facilities already used to manufacture diffusion furnaces.  Amtech’s automation products are often sold in conjunction with the sale of new diffusion furnaces.  As a result of this decision, the Company notified certain personnel of their termination date and severance and recorded a restructuring charge of $0.1 million.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products; materials and supplies used in product prototyping, including wafers, chemicals and process gases; depreciation and amortization expense; charges for repairs to research equipment; and costs of outside services for facilities, process engineering support and wafer analytical services. Amtech includes in research and development expenses amortization of costs associated with the preparation and filing of patents and other intellectual property.  Any reimbursements of these costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended		Nine Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Research and Development	$65	$96	$372	$439
Percent of net revenue	1%	2%	1%	2%

Research and development costs declined during the three and nine months ended June 30, 2006, respectively, as compared to the three and nine months ended June 30, 2005 primarily due to lower research and development spending on our products and an increase in grants received during the current year from the Netherlands government.

Interest Expense

	Three Months Ended		Nine Months Ended

Interest	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(dollars in thousands)
Interest income (expense), net	$(6)	$7	$14	$(30)
Percent of net revenue	0%	0%	0%	0%

Amtech’s interest expense for the three and nine months ended June 30, 2006 and June 30, 2005 consisted primarily of interest incurred on its overdraft facility, its revolving line of credit, its mortgage, which is secured by a mortgage on Amtech’s land and buildings in the Netherlands and amortization of debt issuance costs.  Interest expense was offset by interest earned on invested cash during the nine months ended June 30, 2006.

Income Taxes

In 2004, we recorded a valuation allowance for the total of our deferred tax assets, including a net operating loss carryforward. As the deferred tax assets increase or decrease, we record an additional tax provision or recognize a benefit, respectively, so that the valuation allowance remains equal to the total of our deferred tax assets. During the third quarter of fiscal 2006, our deferred tax assets declined by $0.2 million, resulting in a decline in our valuation allowance and an equal amount of tax benefit.  This resulted in an effective tax rate for the three months ended June  30, 2006 of 2%, compared to a small tax benefit in fiscal 2005. The effective tax rate for the first nine months of fiscal 2006 was 25%, significantly lower than our marginal statutory state and federal income tax rate due to the benefit recognized as a result of the year to date decline in deferred tax assets, primarily resulting from the utilization of all of our federal net operating losses. That benefit was partially offset by the portion of the share-based compensation expense not deductible for tax purposes. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the level of expenses that are not deductible for tax purposes, changes in our deferred tax assets and the effectiveness of our tax planning strategies.

Net Income

Net income for the three and nine months ended June 30, 2006 increased by 27.8%, and 16.8%, respectively, compared to the three and nine months ended June 30, 2005.  These increases in net income are a result of higher revenue and gross profit as the overall market improved in the semiconductor equipment industry as well as an expanded presence in the solar or photovoltaic market with Amtech’s diffusion furnaces.

Liquidity and Capital Resources

At June 30, 2006, and September 30, 2005, cash and cash equivalents were $3.6 million, and $3.3 million, respectively. Our working capital increased $1.5 million to $11.5 million as of June 30, 2006, compared to $10.0 million as of September 30, 2005, as a result of $0.8 million of net income for the nine months and $0.5 million of net cash raised from financing activities, primarily the exercise of warrants and stock options.  Our ratio of current assets to current liabilities declined to 2.7:1 at June 30, 2006, from 3.7:1 at September 30, 2005, as a result of the increase in current assets and current liabilities required to support the increased revenue base during the current period.

At June 30, 2006, our principal sources of liquidity consisted of $3.6 million of cash and cash equivalents and the $3.3 million in credit facilities  to provide additional liquidity to support future growth.  The Company believes that there is  sufficient liquidity for operations.

Amtech’s revolving line of credit with Silicon Valley Bank contains certain financial and other covenants. Amtech was in compliance with these covenants as of June 30, 2006.

Cash Flows from Operating Activities

Cash provided by Amtech’s operating activities was $0.4 million for the nine months ended June 30, 2006, compared to the $0.2 million used in such activities for the nine months ended 2005.  This consisted primarily of cash provided from net income of $0.8 million, non-cash expense adjustments of $0.5 million of depreciation and amortization, $0.2 million of stock-based compensation and $0.2 million of inventory write downs. Net changes in assets and liabilities during the nine months ended June 30, 2006, used $1.2 million of cash.  This cash was primarily used to finance increases in accounts receivable of $3.5 million, inventory of $1.2 million, which were partially offset by a decrease in prepaid and other assets of $0.3 million and increases in accounts payable of $0.8 million, accrued liabilities and customer deposits of $0.8 million, income tax payable of $0.8 million and deferred profit of $0.8 million, primarily resulting from the increase in revenue.

Cash Flows from Investing Activities

Amtech’s investing activities for the nine months ended June 30, 2006 used $0.6 million of cash primarily to purchase equipment to be used to expand the polishing supplies product line and on cost-saving projects of that segment.  This compares to the $0.2 million of cash used to purchase property, plant and equipment for the nine months ended June 30, 2005.

Cash Flows from Financing Activities

Amtech’s cash provided by investing activities for the nine months ended June 30, 2006 was $0.5 million. This consisted primarily of the $0.7 million of cash resulting from the exercise of warrants and stock options, which was partially offset by $0.1 million of net payments on borrowings and $0.1 million in cash dividends paid before the preferred stock was converted into common stock.  This compares to $2.3 million of cash provided by financing activities for the nine months ended June 30, 2005, primarily from the issuance of preferred stock and other borrowings.

Amtech currently anticipates that its existing cash balances, the cash that it expects to generate from its operating activities and available borrowings under its existing lines of credit will be sufficient to meet its anticipated cash needs for at least the next 12 months.  However, Amtech may need to raise additional capital from the sale of debt or equity securities or from other sources in order to support its growth strategy, which includes acquisitions.  Amtech may not be able to obtain any additional capital on acceptable terms, if at all.

Off-Balance Sheet Arrangements

As of June 30, 2006, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Amtech’s obligation for future dividends on preferred stock was eliminated during the second quarter through the conversion of the preferred stock into common stock.  See Note 9 – Subequent Event to the financial statements, included elsewhere in this report, for information on the increase in contractual obligations under operating leases. The only other significant change in contractual obligations since the end of fiscal 2005 has been changes in purchase obligations.  See Note 7 of the Condensed Consolidated Financial Statements for information on Amtech’s purchase obligations as of June 30, 2006.  Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2005, for information on the Company’s other contractual obligations.

Recent Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Our operations in the United States are conducted in U.S. dollars.  Our operations in Europe, a component of the semiconductor equipment segment, conduct business primarily in the Euro and the U.S. dollar.  The functional currency of our European operation is the Euro.  The functional currency for all other operating units is the U.S. dollar.  The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

We estimate that, typically, not more than 10% of our transactions are denominated in a currency other than the functional currency of the operating unit.  However, for the nine months ended June 30, 2006, such transactions amounted to approximately 23% of the value of all transactions.  The increase is due to the fact that a large portion of a multi-system order was transacted by our European operations in U.S. dollars.

As of June 30, 2006, we did not hold any stand-alone or separate derivative instruments.  We incurred net foreign currency transaction gains or losses of less than $0.1 million during the nine months ended June 30, 2006 and 2005.  As of June 30, 2006, we had $1.5 million of net assets (cash and receivables less payables) denominated in currencies other than the functional currency.  A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million.  Our net investment in and advances to our foreign operations totaled $1.6 million as of June 30, 2006.  A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.2 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

Our exposure to changes in interest rates is limited to interest earned on money market accounts and interest expense on $0.6 million of long term obligations and intermittent short-term borrowings.  This exposure is currently not significant.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.          Other Information

(a)        None

(b)        None

(c)        Other Events

On August 11, 2006, Bruce Technologies, Inc., a wholly owned subsidiary of the Company, and Wakefield Investments, Inc. amended the lease on the manufacturing and office space located in Billerica, MA, to extend the expiration date on the entire 29,500 square feet to August 31, 2011, and to increase rent on the previously short-term portion of the lease to a market rate. The amendment provides for annual rent of $206,500 for one year beginning September 1, 2006; $213,875 for the subsequent two years ending August 31, 2009; and $221,250 for the remaining two years of the lease ending August 31, 2011.

Item 6.          Exhibits

10.1	Loan and Security Agreement (Domestic)	*

10.2	Loan and Security Agreement (EXIM)	*

10.3	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement	*

10.4	Third Amendment to Lease	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission of April 22, 2006.
**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: August 14, 2006

Robert T. Hass
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing

10.1	Loan and Security Agreement (Domestic)	*

10.2	Loan and Security Agreement (EXIM)	*

10.3	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement	*

10.4	Third Amendment to Lease	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission of April 22, 2006.
**	Filed herewith.