Form 10-K/A
period 2006-09-30
AMTECH SYSTEMS INC
filed 2007-01-29
CIK 720500

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)(2).

Yes	☐	No	☒

EXPLANATORY NOTE

          This is Amendment No. 1 to the Registrant’s annual report on Form 10-K for the year ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on December 21, 2006. This amendment is being filed to include the Registrant’s response to Item 14 required by Part III, which originally was expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to its shareholders in connection with its 2007 Annual Meeting of Shareholders.  Responses to Items 10,11,12 and 13 of Part III were included in the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on December 21, 2006.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table sets forth the fees billed to us by our independent auditors during the years ended September 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Year Ended Sept. 30, 2006	Year Ended Sept. 30, 2005

Audit Fees	$187,500	$243,649
Audit-Related Fees (1)	—	6,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$187,500	$249,649

(1)	Accounting and reporting advisory services related to regulatory filings and acquisition activities.

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

AMTECH SYSTEMS, INC.

January 29, 2007	By:	/s/ Bradley C. Anderson

Bradley C. Anderson, Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE		TITLE	DATE

	/s/ Jong S. Whang	Chairman of the Board, President	January 29, 2007
and Chief Executive Officer
	Jong S. Whang	(Principal Executive Officer)

	/s/ Bradley C. Anderson	Vice President – Finance and	January 29, 2007
Chief Financial Officer
	Bradley C. Anderson	(Principal Financial Officer)

	/s/ Robert T. Hass	Chief Accounting Officer	January 29, 2007
(Principal Accounting Officer)
Robert T. Hass

	*	Director	January 29, 2007

Lawrence D. Firestone

	*	Director	January 29, 2007

Robert F. King

*By:	/s/ Bradley C. Anderson

Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 to the Annual Report on Form 10-K filed December 21, 2006.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.