Form 10-Q
period 2006-12-31
AMTECH SYSTEMS INC
filed 2007-02-14
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares of Common Stock outstanding as of February 7, 2007:  6,101,042

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND  SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2006	September 30, 2006

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,213	$6,433
Accounts receivable
Trade (less allowance for doubtful accounts of $232 and $223 at	6,929	6,545
December 31, 2006 and September 30, 2006, respectively)
Unbilled and other	1,479	849
Inventories	6,051	4,979
Deferred income taxes	360	—
Other	887	414

Total current assets	20,919	19,220
Property, Plant and Equipment - Net	2,339	2,382
Intangible Assets - Net	1,122	1,144
Goodwill	817	817

Total Assets	$25,197	$23,563

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,037	$3,631
Bank loans and current maturities of long-term debt	260	258
Accrued compensation and related taxes	1,688	1,390
Accrued warranty expense	295	289
Deferred profit	1,453	1,071
Customer deposits	1,098	—
Other accrued liabilities	301	379
Income taxes payable	461	319

Total current liabilities	8,593	7,337
Long-Term Obligations	876	617

Total liabilities	9,469	7,954
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 3,476,042 at December 31, 2006 and September 30, 2006	35	35
Additional paid-in capital	15,808	15,774
Accumulated other comprehensive income	579	501
Accumulated deficit	(694)	(701)

Total stockholders’ equity	15,728	15,609

Total Liabilities and Stockholders’ Equity	$25,197	$23,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,

	2006	2005

Revenues, net of returns and allowances	$9,451	$7,915
Cost of sales	7,059	5,378

Gross profit	2,392	2,537
Selling, general and administrative	2,219	1,889
Research and development	118	170

Operating income	55	478
Interest and other income (expense), net	21	43

Income before income taxes	76	521
Income tax provision	70	50

Net income	$6	$471

Earnings Per Share:
Basic income per share	$0.00	$0.16
Weighted average shares outstanding	3,476	2,708
Diluted income per share	$0.00	$0.14
Weighted average shares outstanding	3,511	3,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,

	2006	2005

Operating Activities
Net income	$6	$471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	168	158
Write-down of inventory	43	57
Deferred income taxes	(360)	—
Non-cash share based compensation expense	33	41
Other	17	1
Changes in operating assets and liabilities:
Accounts receivable	(813)	(1,901)
Inventories	(1,002)	(2,467)
Accrued income taxes	132	421
Prepaid expenses and other assets	(462)	38
Accounts payable	(677)	2,191
Accrued liabilities and customer deposits	1,262	620
Deferred profit	351	722

Net cash provided by (used in) operating activities	(1,302)	352

Investing Activities
Purchases of property, plant and equipment	(76)	(66)

Net cash used in investing activities	(76)	(66)

Financing Activities
Proceeds from issuance of common stock	—	35
Preferred stock cash dividends paid	—	(83)
Payments on long-term obligations	(114)	(3)
Borrowings on long-term obligations	355	—

Net cash provided by (used in) financing activities	241	(51)

Effect of Exchange Rate Changes on Cash	(83)	(60)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,220)	175
Cash and Cash Equivalents, Beginning of Period	6,433	3,309

Cash and Cash Equivalents, End of Period	$5,213	$3,484

Supplemental Cash Flow Information:
Interest paid	$46	$23
Income tax payments	$299	$1
Supplemental Non-cash Financing Activities:
Preferred stock dividend accrual	$—	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

1.	Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of semiconductors, solar cells, and wafers of various materials, primarily for the semiconductor and solar industries.  The Company sells these products worldwide, particularly in the United States, Asia and Europe.  In addition, the Company provides semiconductor manufacturing support services.

The Company serves niche markets in industries that are experiencing rapid technological advances, and which historically have been very cyclical.  Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The consolidated results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain reclassifications have been made in the accompanying consolidated financial statements for fiscal 2006 to conform to the 2007 presentation.  These reclassifications did not have a material effect on the Company’s results of operations.

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

For purposes of revenue recognition, proven technology means the Company has a history of at least two successful installations. New technology systems are those systems with respect to which the Company cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

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

Deferred Profit– Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities.  The components of deferred profit are as follows:

	December 31, 2006	September 30, 2006

	(dollars in thousands)
Deferred revenues	$3,049	$2,493
Deferred costs	(1,596)	(1,422)

Deferred profit	$1,453	$1,071

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

As of December 31, 2006, receivables from three customers individually accounted for 17%, 16%, and 10% of total accounts receivable.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product.  These amounts are generally billed upon final acceptance by our customers.  The majority of these amounts are offset by balances included in deferred profit.

Inventories– Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

The components of inventories are as follows:

	December 31, 2006	September 30, 2006

	(dollars in thousands )
Purchased parts and raw materials	$3,789	$3,400
Work-in-process	1,828	1,159
Finished goods	434	420

	$6,051	$4,979

Property, Plant and Equipment – Property, plant and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized.  Depreciation is computed using the straight-line method.  Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to 10 years; and for buildings 20 years.

The following is a summary of property, plant and equipment:

	December 31, 2006	September 30, 2006

	(dollars in thousands)
Land, building and leasehold improvements	$1,137	$1,094
Equipment and machinery	2,657	2,676
Furniture and fixtures	2,612	2,514

	6,406	6,284
Accumulated depreciation and amortization	(4,067)	(3,902)

	$2,339	$2,382

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually.  The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142.  Accordingly, goodwill is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

Intangibles – Intangible assets are capitalized and amortized over 4 to 15 years if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	December 31, 2006	September 30, 2006

		(dollars in thousands)
Patents	7 years	$74	$74
Trademarks	Indefinite	592	592
Non-compete agreements	10 years	350	350
Customer lists	15 years	276	276
Technology	4 years	102	102

		1,394	1,394
Accumulated amortization		(272)	(250)

		$1,122	$1,144

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems.  Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,

	2006	2005

	(dollars in thousands)
Beginning balance	$289	$248
Warranty expenditures	(16)	(18)
Provision	22	23

Ending balance	$295	$253

Long-Term Debt - In October 2006, the Company received $0.4 million of additional long-term financing secured by new equipment acquired prior to the end of fiscal 2006.  This debt will be repaid in sixty (60) equal monthly payments of $7,000, which includes interest at 7.43% per annum.

Stock-Based Compensation - On October 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”) and Staff Accounting Bulletin 107, “Share-Based Payment.” SFAS 123 (R) requires the Company to measure compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award.  Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The Company has elected the modified prospective application method of reporting; therefore, prior periods were not restated.  Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted awards for which the requisite service had not been rendered as of October 1, 2005. SFAS 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operating activities.  Our stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding

1998 Employee Stock Option Plan	500,000	84,237	343,634
Amended and Restated 1995 Stock Option Plan and 1995 Stock Bonus Plan	160,000	—	2,750
Non-Employee Directors Stock Option Plan	200,000	101,600	32,000

		185,837	378,384

Stock-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations as follows:

	Three Months Ended December 31,

	2006	2005

	(dollars in thousands, except per share amounts)
Income before income taxes (1)	$33	$41
Net income	$28	$27
Basic income per share	$0.01	$0.01
Diluted income per share	$0.01	$0.01

(1) Stock Option expense is included in selling, general and administrative expenses.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2016.  Under the terms of the 1998 Employee Stock Option Plan, nonqualified stock options may also be issued.  Options issued by the Company vest over 3 to 5 years.

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,

	2006		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	308,384	$5.95	468,206	$4.83
Granted	70,000	6.09	6,000	5.41
Exercised	—	—	(10,000)	3.47
Forfeited	—	—	—	—

Outstanding at end of period	378,384	$6.13	464,206	$4.81

Exercisable at end of period	244,557	$5.91	340,284	$4.68

Weighted average fair value of options granted during the period	$4.62		$1.52

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,

	2006	2005

Risk free interest rate	4.55%	4.55%
Expected life	6 years	3 years
Dividend rate	0%	0%
Volatility	69%	33%
Forfeiture rate	7.45%	0%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested.  In accordance with SFAS 123 (R), forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

There were 70,000 and 6,000 options granted during the three months ended December 31, 2006 and 2005, respectively. Total fair value of options granted was approximately $324,000 and $9,000 for the three months ended  December 31, 2006 and 2005, respectively.

The following tables summarize information for stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

		(in years)		(in thousands)
$ 1.13 - 3.00	2,250	2.3	$1.79	$13
3.01 - 4.00	17,612	6.9	3.24	78
4.01 - 5.00	50,500	5.6	4.58	155
5.01 - 6.00	68,022	6.0	5.76	128
6.01 - 7.00	220,000	6.0	6.63	225
7.01 - 8.00	—	—	—	—
8.01 - 9.00	10,000	9.3	8.51	—
9.01 - 10.00	10,000	9.2	9.05	—

	378,384	6.1	$6.13	$599

Vested and expected to vest as of December 31, 2006	355,158	6.0	$6.10	$569

	Options Exercisable

Range of Exercise Prices	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

		(in years)		(in thousands)
$ 1.13 - 3.00	2,250	2.3	$1.79	$13
3.01 - 4.00	8,501	6.9	3.25	$37
4.01 - 5.00	36,667	5.6	4.53	$115
5.01 - 6.00	47,139	6.0	5.78	$88
6.01 - 7.00	150,000	6.0	6.50	$173

	244,557	4.55	$5.91	$426

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB published FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 does not prescribe a recognition threshold or measurement attributable for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice exists in the accounting for income taxes.  To address that diversity this Interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for such uncertain tax transactions.  This Interpretation is effective for the Company’s 2008 fiscal year (beginning October 1, 2007).  The Company has not yet determined the impact, if any, that the adoption of Interpretation No. 48 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Company is in the process of analyzing the impact of SFAS No.157, which is effective for the Company’s fiscal year beginning October 1, 2008.

2.	Deferred Taxes

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Each quarter the valuation allowance is re-evaluated.  During the quarter ended December 31, 2006, the valuation allowance was increased by $14,000 for state net operating losses that may not be recovered.  Estimated tax payments of $299,000 were made based upon estimated taxable income.  The Company also recorded a net deferred tax asset of $360,000 for items that meet the more likely than not criteria for recognition under SFAS No. 109.

The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	December 31, 2006	September 30, 2006

	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$281	$205
Inventory write-downs	382	412
Deferred profit	504	377
Accruals and reserves not currently deductible	649	467

	1,816	1,461

Deferred tax assets - non-current:
Stock option expense	23	17
State net operating losses	186	172

	209	189

Deferred tax liabilities - non-current
Book vs. tax depreciation and amortization	(18)	(17)

Total deferred tax assets - net	2,007	1,633
Valuation allowance	(1,647)	(1,633)

Deferred tax assets net of valuation allowance	$360	$—

3.	Earnings Per Share

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

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive.  For the three months ended December 31, 2006 and 2005, options for 38,261 and 12,000 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive as they have an exercise price greater than the average market price during the period.

	Three Months Ended December 31,

	2006	2005

	(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$6	$471
Preferred stock dividends	—	(44)

Net income available to common stockholders	$6	$427

Weighted Average Shares Outstanding:
Common stock	3,476	2,708

Basic earnings per share	$0.00	$0.16

Diluted Earnings Per Share Computation
Net income	$6	$471

Weighted Average Shares Outstanding:
Common stock	3,476	2,708
Common stock equivalents (1)	35	679

Diluted shares	3,511	3,387

Diluted earnings per share	$0.00	$0.14

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Comprehensive Income

	Three Months Ended December 31,

	2006	2005

	(dollars in thousands)
Net income, as reported	$6	$471
Foreign currency translation adjustment	78	(45)

Comprehensive income	$84	$426

5.	Business Segment Information

The Company’s products are classified into two core business segments; the semiconductor and solar equipment segment and the polishing supplies segment.  The semiconductor and solar equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, solar cells and MEMS.  Also included in the semiconductor and solar equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment.  The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended December 31,

	2006	2005

	(dollars in thousands)
Net Revenues:
Semiconductor and solar equipment	$7,521	$6,233
Polishing supplies	1,930	1,682

	$9,451	$7,915

Operating Income:
Semiconductor and solar equipment	$(253)	$203
Polishing supplies	308	275

	55	478
Interest and other income (expense), net	21	43

Income before income taxes	$76	$521

	December 31, 2006	September 30, 2006

	(dollars in thousands)
Identifiable Assets:
Semiconductor and solar equipment	$21,238	$19,564
Polishing supplies	3,959	3,999

	$25,197	$23,563

6.	Major Customers and Foreign Sales

During the three month period ended December 31, 2006, two customers individually represented 15% and 11% of net revenues.  During the three months ended December 31, 2005, three customers individually represented 13%, 13% and 11% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,

	2006	2005

North America (1)	34%	35%
Asia (2) (3)	49%	42%
Europe (4)	17%	23%

	100%	100%

(1) Includes 33% and 35% to the United States in 2006 and 2005, respectively
(2) Includes 21% and 1% to China in 2006 and 2005, respectively.
(3) Includes 12% and 14% to Taiwan in 2006 and 2005, respectively.
(4) Includes 2% and 13% to France in 2006 and 2005, respectively.

7.	Commitments and Contingencies

Purchase Obligations – As of December 31, 2006, we had purchase obligations in the amount of $6.5 million.  These purchase obligations consist of outstanding purchase orders for goods and services.  While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8.	Subsequent Event

In February, 2007, the Company filed registration statements on Form S-1 with the SEC for the sale of 2,625,000 shares of its common stock in an underwritten public offering at a price to the public of $7.05 per share.  The Company also granted the underwriters a 30-day option to purchase up to 393,750 additional shares of common stock to cover over-allotments, if any.

Net proceeds to the Company were approximately $17.2 million and will be $19.8 million if the over-allotment option is exercised, before estimated offering expenses and after deducting underwriting commissions payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Financial Statement” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I  of  Amtech Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We assume no obligation to update these forward-looking statements.

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations.  MD&A consists of the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off – Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Impact of Recently Issued Accounting Pronouncements

Overview

We operate in two segments: the semiconductor and solar equipment segment and the polishing supplies segment.  Our semiconductor and solar equipment segment is a leading supplier of thermal processing systems, including related automation, parts and services, to the semiconductor, solar/photovoltaic, silicon wafer and MEMS industries.

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

Due to the nature of the capital equipment markets that we serve, revenues, gross margins, and operating results have historically fluctuated on a quarterly basis.  Our contracts include holdbacks of 10-20% of revenue, which are recognized at the time of customer acceptance.

In June 2006, we adopted a plan to consolidate the manufacturing of our automation product line into facilities already used to manufacture diffusion furnaces.  Our automation products are often sold in conjunction with new diffusion furnaces.  This consolidation was completed during January 2007.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended

	December 31, 2006	December 31, 2005

Net revenue	100%	100%
Cost of goods sold	75%	68%

Gross margin	25%	32%

Operating expenses:
Selling, general and administrative	23%	24%
Research and Development	1%	2%

Total operating expenses	24%	26%

Income from operations	1%	6%
Interest income (expense), net	0%	1%

Income before income taxes	1%	7%
Income taxes	1%	1%

Net Income	0%	6%

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

	Three Months Ended

Net Revenue	December 31, 2006	December 31, 2005	Increase (Decrease)%

	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$7,521	$6,234	$1,287	21%
Polishing Supplies Segment	1,930	1,681	249	15%

Total	$9,451	$7,915	$1,536	19%

Net revenue for the quarter ended December 31, 2006 increased by $1.5 million, or 19%, from the quarter ended December 31, 2005. This increase is primarily attributed to a 21% increase in the semiconductor and solar equipment segment revenue, with the majority of the increase comprised of horizontal diffusion furnace systems sold to the solar industry.  Net revenue to the solar industry was $2.6 million and $1.0 million for the three months ended December 31, 2006 and 2005, respectively.  The net revenue of the polishing supplies segment increased 15% primarily as a result of increased sales of templates and polishing machines, which was partially offset by a decline in insert carrier sales.

The following table reflects new orders (1), shipments and net revenues for the first quarter during the current and prior fiscal year, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	First Quarter

	Semi- conductor and Solar Equipment Segment (2)	Polishing Supplies Segment	Total Company

	(dollars in thousands)
2007:
New orders (1)	$11,577	$2,479	$14,056
Shipments	8,035	1,932	9,967
Net revenues	7,521	1,930	9,451
Backlog 12/31/06	16,670	1,535	18,205
Book-to-bill ratio	1.4:1	1.3:1	1.4:1
2006:
New orders (1)	$9,433	$1,802	$11,235
Shipments	6,739	1,681	8,420
Net revenues	6,234	1,681	7,915
Backlog 12/31/05	16,601	1,108	17,709
Book-to-bill ratio	1.4:1	1.1:1	1.3:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor and solar equipment segment.
(2)

The backlog as of December 31, 2006 and 2005, respectively, includes $0.9 million and $0.7 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Backlog

Our order backlog as of December 31, 2006 and 2005 was $18.2 million and $17.7 million, respectively.  Our backlog as of December 31, 2006 includes approximately $5.3 million of orders from our solar industry customers compared to $2.0 million of orders from our solar industry customers at December 31, 2005.  Our backlog as of December 31, 2005 included a $5.2 million multi-furnace order from a single customer.  The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.  The backlog as of December 31, 2006 and 2005 includes $0.9 million and $0.7 million of open orders or deferred revenue, respectively, on which we anticipate no gross margin.

Gross Profit and Gross Margin

Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of certain systems and subsystems to third parties and supplemental contract field service is included in cost of goods sold.

	Three Months Ended

Gross profit	December 31, 2006	December 31, 2005	Increase (Decrease)%

	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$1,735	$1,966	$(231)	(12)%
Polishing Supplies Segment	657	571	86	15%

Total	$2,392	$2,537	$(145)	(6)%

Gross margin	25%	32%

The decrease in gross margin of 7% was primarily a result of changes in the mix of the products we sold and increased overhead burden.  In the quarter ended December 31, 2005 we shipped a significantly higher number of semiconductor automation systems and etching machines, which typically carry a higher gross margin, than the most recent quarter ended December 31, 2006.  The decrease was also impacted by a change in segment product mix, as the polishing supplies segment (which typically has higher gross margins) declined as a percentage of consolidated revenue.  The continued growth of our sales to the solar industry has created capacity constraints at our European operations.  We expect to relocate our European operations to expand capacity and improve operational efficiencies.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended

Selling, general and administrative	December 31, 2006	December 31, 2005	Increase (Decrease)%

	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$1,870	$1,593	$277	17%
Polishing Supplies Segment	349	296	53	18%

Total	$2,219	$1,889	$330	17%

Percent of net revenue	23%	24%

The increase in selling, general and administrative expense of $0.3 million, or 17%, over the quarter ended December 31, 2005 was primarily due to increased personnel and consulting costs.  The increased personnel and consulting costs were a result of the need to (i) improve internal financial and operational reporting, (ii) identify potential improvements in operational efficiencies, (iii) assist in developing and executing our growth strategies, (iv) and manage the increasing compliance obligations of a growing multi-national public company.  The increases to our infrastructure were initiated in the third quarter of fiscal 2006 and further enhanced in the quarter ended December 31, 2006.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products; materials and supplies used in product prototyping, including wafers, chemicals and process gases; depreciation and amortization expense; charges for repairs to research equipment; and costs of outside services for facilities, process engineering support and wafer analytical services. We also include in research and development expenses amortization of costs associated with the preparation and filing of patents and other intellectual property.  Any reimbursements of these costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended

Research and Development	December 31, 2006	December 31, 2005	Increase (Decrease)%

	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$118	$170	$(52)	(31)%
Polishing Supplies Segment			—	0%

Total	$118	$170	$(52)	(31)%

Percent of net revenue	1%	2%

Research and development costs declined during the three months ended December 31, 2006, respectively, as compared to the three months ended December 31, 2005 primarily due to lower research and development spending on our products.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended

Interest and other income (expense), net	December 31, 2006	December 31, 2005	Increase (Decrease)%

	(dollars in thousands)
Interest and other income (expense), net	$23	$13	$10	77%
Foreign currency gains (losses)	(2)	30	(32)	(107)%

Total	$21	$43	$(22)	(51)%

Interest income represents earnings on invested funds.  Interest expense primarily consists of interest incurred on our overdraft facility, revolving line of credit, mortgage, which is secured by a mortgage on Amtech’s land and buildings in the Netherlands, and amortization of debt issuance costs.  Due to an increase in cash and cash equivalents, interest expense was more than offset by interest earned on invested cash during the three months ended December 31, 2006 and 2005.

Income Taxes

During the three months ended December 31, 2006 and 2005 we recorded income taxes of less than $0.1 million.  The effective tax rate for the three months ended December 31, 2006 and 2005 was 91% and 10%, respectively.  The increased effective tax rate in the more recent quarter was caused by permanent differences between financial income and taxable income which are proportionately higher due to the decline in pre-tax income.  Also, we were unable to recognize a tax benefit for losses incurred in certain jurisdictions.  During the quarter ended December 31, 2006, the valuation allowance was increased by $14,000 for state net operating losses that may not be recovered.  We made estimated tax payments of $299,000 based upon estimated taxable income.  We also recorded a net deferred tax asset of $360,000 for items that meet the more likely than not criteria for recognition under SFAS No. 109. (See Note 2 to the financial statements).

Liquidity and Capital Resources

At December 31, 2006 and September 30, 2006, cash and cash equivalents were $5.2 million, and $6.4 million, respectively. Our working capital remained relatively unchanged at $12.3 million as of December 31, 2006, compared to $11.9 million at September 30, 2006.  Our ratio of current assets to current liabilities declined to 2.4:1 at December 31, 2006, from 2.6:1 at September 30, 2006, as a result of the increase in current assets and current liabilities required to support the increased revenue base and backlog during the current period.

At December 31, 2006, our principal sources of liquidity consisted of $5.2 million of cash and cash equivalents and the $3.3 million in credit facilities to provide additional liquidity to support future growth.  Amtech’s revolving line of credit with Silicon Valley Bank contains certain financial and other covenants.  Amtech was in compliance with these covenants as of December 31, 2006.

Since December 31, 2006, we received $17.2 million in proceeds from the sale of 2,625,000 shares of common stock $.01 par value, net of the underwriter’s discount and before estimated offering expenses.  We believe that our principal sources of liquidity discussed above and the increased capital and liquidity resulting from this secondary public offering are sufficient to support operations and will allow us to pursue our growth strategies, which include possible acquisitions.

Cash Flows from Operating Activities

Cash used by our operating activities was $1.3 million for the three months ended December 31, 2006, compared to $0.4 million provided by such activities for the three months ended December 31, 2005.  During the quarter ended December 31, 2006 cash was primarily used to finance increases in accounts receivable ($0.8 million), inventory ($1.0 million), prepaid and other assets ($0.5 million), and to reduce accounts payables ($0.7 million).  This use of cash was partially offset by increases in accrued liabilities and customer deposits of $1.3 million, deferred profit of $0.4 million and accrued income taxes of $0.1 million.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2006 and 2005 used $0.1 million of cash primarily to purchase equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended December 31, 2006 was $0.2 million. This resulted from the October, 2006 equipment financing of $0.4 million less $0.2 million of payments on long-term debt.  This compares to $0.1 million of cash used by financing activities during the three months ended December 31, 2005, primarily from the payment of dividends on then outstanding preferred stock, offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2006, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since the end of fiscal 2006 have been changes in purchase obligations and long-term debt (See Notes 1 and 7 of the Condensed Consolidated Financial Statements).  Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2006, for information on the Company’s other contractual obligations.

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

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.  For us, this policy generally results in revenue recognition at the following points:

•

For the semiconductor and solar equipment segment, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer.  However, a portion of the revenue associated with certain installation-related tasks, equal to the greater of the relative fair value of those tasks or the portion of the contract price contingent upon their completion, generally 10%-20% of the system’s selling price (the “holdback”), and directly related costs, if any, are deferred and recognized into income when the tasks are completed.  Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and that portion of the contract price is often considerably greater than the fair market value of those items, our policy at times will result in deferral of profit that is disproportionately greater than the deferred revenue.  When this is the case, the gross profit recognized in one period will be lower and the gross profit reported in a subsequent period will improve.

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

Deferred Tax Asset Valuation Allowance.  We currently have significant deferred tax assets resulting from expenses not currently deductible for tax purposes, revenue recognized for tax purposes but deferred for financial statement purposes and state net operating loss carryforwards that will reduce taxable income in future periods.

During fiscal 2004, we recorded a valuation allowance for the total of our deferred tax assets. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  It also states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.  Therefore, the cumulative losses weigh heavily in the overall assessment.  Each quarter, Amtech analyzes each deferred tax asset to determine the amount that is more likely than not to be realized, based upon the weight of available evidence, and adjusts the valuation allowance to the amount of deferred taxes that do not meet the criteria for recognition under SFAS No. 109.

Inventory Valuation.  We value our inventory at the lower of cost (first-in, first-out method) or net realizable value.  We regularly review inventory quantities and record a write-down for excess and obsolete inventory.  The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements.  However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence.  While the inventories acquired in the Bruce Technologies transaction will require several years to consume in production and through spare parts sales, management believes the write-downs taken were sufficient to protect against future losses, as this product line is receiving greater attention under its current ownership.  Changes in demand for our products and product mix could result in further write-downs.

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

Warranty.  We provide a limited warranty, generally for 12 to 24 months, to our customers.  A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems.  On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill.  While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2006, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs.  In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Impairment of Long-lived Assets.  We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable.  Goodwill is also tested for impairment at least annually.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable.  We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets.  Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets.  We have not experienced any impairment to long-lived assets during fiscal 2007, 2006 or 2005.  Future adverse changes could be caused by, among other factors, a downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Our operations in the United States are conducted in U.S. dollars.  Our operations in Europe, a component of the semiconductor and solar equipment segment, conduct business primarily in the Euro, but also sell products in Asia in the U.S. dollar.  The functional currency of our European operation is the Euro.  Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency.  The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

As of December 31, 2006, we did not hold any stand-alone or separate derivative instruments.  We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2006 and 2005.  As of December 31, 2006, our foreign subsidiaries had $4.1 million of assets (cash and receivables) denominated in currencies other than the functional currency.  As of December 31, 2006, we had $4.6 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars.  Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the euro relative to the U.S. dollar would result in a gain or loss of $0.5 million.  A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.4 million.  Our net investment in and advances to our foreign operations totaled $2.3 million as of December 31, 2006.  A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.2 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During three months ended December 31, 2006, our European operations transacted U.S. dollar denominated sales  and purchases of $1.4 million and $1.2 million, respectively.  As of December 31, 2006, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $4.8 million.  Our lead-times to fulfill these commitments generally range between 13 and 20 weeks.  A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be approximately $0.5 million greater  than or less than expected on the date the order was taken.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: February 14, 2007

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