Form 10-Q
period 2007-03-21
AMTECH SYSTEMS INC
filed 2007-05-15
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares of Common Stock outstanding as of May 2, 2007:    6,497,342

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND  SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2007	September 30, 2006

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,193	$6,433
Accounts receivable
Trade (less allowance for doubtful accounts of $234 and $223 at March 31, 2007 and September 30, 2006, respectively)	7,232	6,545
Unbilled and other	1,510	849
Inventories	7,748	4,979
Deferred income taxes	560	—
Other	726	414

Total current assets	38,969	19,220
Property, Plant and Equipment - Net	5,427	2,382
Intangible Assets - Net	1,103	1,144
Goodwill	817	817

Total Assets	$46,316	$23,563

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,095	$3,631
Bank loans and current maturities of long-term debt	216	258
Accrued compensation and related taxes	1,180	1,187
Accrued warranty expense	281	289
Deferred profit	1,060	1,071
Customer deposits	1,613	—
Accrued commissions	529	203
Other accrued liabilities	423	379
Income taxes payable	603	319

Total current liabilities	10,000	7,337
Long-Term Obligations	825	617

Total liabilities	10,825	7,954
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 6,497,342 and 3,476,042 at March 31, 2007 and September 30, 2006, respectively	65	35
Additional paid-in capital	35,259	15,774
Accumulated other comprehensive income	600	501
Accumulated deficit	(433)	(701)

Total stockholders’ equity	35,491	15,609

Total Liabilities and Stockholders’ Equity	$46,316	$23,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

Revenues, net of returns and allowances	$10,539	$10,892	$19,990	$18,807
Cost of sales	7,671	8,155	14,730	13,533

Gross profit	2,868	2,737	5,260	5,274
Selling, general and administrative	2,417	2,172	4,636	4,061
Research and development	141	138	259	308

Operating income	310	427	365	905
Interest and other income (expense), net	122	(19)	143	25

Income before income taxes	432	408	508	930
Income tax expense	170	226	240	277

Net income	$262	$182	$268	$653

Earnings Per Share:
Basic earnings per share	$.05	$.05	$.06	$.20
Weighted average shares outstanding	5,193,279	2,880,858	4,325,225	2,793,668
Diluted earnings per share	$.05	$.05	$.06	$.19
Weighted average shares outstanding	5,255,099	3,480,616	4,371,446	3,437,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended March 31,

	2007	2006

Operating Activities
Net income	$268	$653
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	329	312
Write-down of inventory	83	77
Deferred income taxes	(560)	—
Non-cash share based compensation expense	110	128
Other	20	35
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(5,248)
Inventories	(2,690)	(2,490)
Accrued income taxes	272	606
Prepaid expenses and other assets	(299)	258
Accounts payable	344	2,303
Accrued liabilities and customer deposits	1,883	424
Deferred profit	(46)	1,004

Net cash used in operating activities	(1,398)	(1,938)

Investing Activities
Purchases of property, plant and equipment	(3,240)	(349)

Net cash used in investing activities	(3,240)	(349)

Financing Activities
Proceeds from issuance of common stock	19,403	564
Preferred stock cash dividends paid	—	(83)
Payments on long-term obligations	(103)	(69)
Borrowings on long-term obligations	355	—
Net short term borrowings (payments)	(111)	93
Excess tax benefit of stock options	—	27

Net cash provided by financing activities	19,544	532

Effect of Exchange Rate Changes on Cash	(146)	(84)

Net Increase (Decrease) in Cash and Cash Equivalents	14,760	(1,839)
Cash and Cash Equivalents, Beginning of Period	6,433	3,309

Cash and Cash Equivalents, End of Period	$21,193	$1,470

Supplemental Cash Flow Information:
Interest paid	$107	$46
Income tax refunds	$—	$370
Income tax payments	$529	$16
Supplemental Non-cash Financing Activities:
Stock issued for preferred stock dividend	$—	$74
Preferred stock converted to common stock	$—	$1,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
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

The consolidated results of operations for the three and six month periods ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

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

Deferred Profit– Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities.  The components of deferred profit are as follows:

	March 31, 2007	September 30, 2006

	(dollars in thousands)
Deferred revenues	$2,664	$2,493
Deferred costs	(1,604)	(1,422)

Deferred profit	$1,060	$1,071

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

As of March 31, 2007, accounts receivable from one customer accounted for 23% of total accounts receivable.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product.  These amounts are generally billed upon final acceptance by our customers.  The majority of these amounts are offset by balances included in deferred profit.

Inventories– Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

The components of inventories are as follows:

	March 31, 2007	September 30, 2006

	(dollars in thousands)
Purchased parts and raw materials	$4,212	$3,400
Work-in-process	2,924	1,159
Finished goods	612	420

	$7,748	$4,979

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

In March 2007, the Company purchased a manufacturing facility in The Netherlands for a purchase price of approximately $3.1 million.  The following is a summary of property, plant and equipment:

	March 31, 2007	September 30, 2006

	(dollars in thousands)
Land, building and leasehold improvements	$4,303	$1,094
Equipment and machinery	2,595	2,676
Furniture and fixtures	2,403	2,514

	9,301	6,284
Accumulated depreciation and amortization	(3,874)	(3,902)

	$5,427	$2,382

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

The following is a summary of intangibles:

	Useful Life	March 31, 2007	September 30, 2006

		(dollars in thousands)
Patents	7 years	$74	$74
Trademarks	Indefinite	592	592
Non-compete agreements	10 years	350	350
Customer lists	15 years	276	276
Technology	4 years	102	102

		1,394	1,394
Accumulated amortization		(291)	(250)

		$1,103	$1,144

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems.  Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Six Months Ended March 31,

	2007	2006

	(dollars in thousands)
Beginning balance	$289	$248
Warranty expenditures	(51)	(27)
Provision	43	61

Ending balance	$281	$282

Long-Term Debt - In October 2006, the Company received $0.4 million of additional long-term financing secured by new equipment acquired prior to the end of fiscal 2006.  This debt has an interest rate of 7.43% per annum and will be repaid over five years with interest at 7.43% per annum.

Share-Based Compensation - On October 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”) and Staff Accounting Bulletin 107, “Share-Based Payment.” SFAS 123 (R) requires the Company to measure compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award.  Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The Company elected the modified prospective application method of reporting; therefore, prior periods were not restated.  Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted awards for which the requisite service had not been rendered as of October 1, 2005. SFAS 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operating activities.  Our share-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding

1998 Employee Stock Option Plan	500,000	11,487	414,084
Amended and Restated 1995 Stock Option Plan and 1995 Stock Bonus Plan	160,000	—	2,500
Non-Employee Directors Stock Option Plan	200,000	89,600	44,000

		101,087	460,584

Share-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations by the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

	(dollars in thousands, except per share amounts)
Income before income taxes (1)	$77	$87	$110	$128
Net income	$68	$82	$96	$109
Basic income per share	$0.01	$0.03	$0.02	$0.04
Diluted income per share	$0.01	$0.02	$0.02	$0.03

(1) Stock option expense is included in selling, general and administrative expenses.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2017.  Under the terms of the 1998 Employee Stock Option Plan, nonqualified stock options may also be issued.  Options issued by the Company vest over 3 to 5 years.

The stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	308,384	$5.95	468,206	$4.78
Granted	156,250	7.01	20,022	7.30
Exercised	(2,550)	3.15	(109,269)	2.74
Forfeited	(1,500)	7.00	(4,898)	4.38

Outstanding at end of period	460,584	$6.32	374,061	$5.51

Exercisable at end of period	251,007	$5.97	284,452	$5.61

Weighted average fair value of options granted during the period	$4.57		$5.39

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,

	2007	2006

Risk free interest rate	4.55% to 4.80%	4.38% to 4.64%
Expected life	5 to 6 years	3 to 7.5 years
Dividend rate	0%	0%
Volatility	61% to 69%	63% to 101%
Forfeiture rate	5.67% to 7.45%	7.45%

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

There were 86,250 and 156,250 options granted during the three and six months ended March 31, 2007, respectively;  and 10,022 and 20,022 options granted for the comparable periods of fiscal 2006. Total fair value of options granted was approximately $391,000 and $714,000 for the three and six months ended March 31 2007, respectively; and $41,000 and $108,000 for the comparable periods of fiscal 2006.

The following tables summarize information for stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$2.00 - 4.00	18,112	6.3	$3.12	$76
4.01 - 5.00	49,700	5.3	4.58	135
5.01 - 6.00	68,022	5.7	5.76	104
6.01 - 7.00	272,750	6.6	6.69	166
7.01 - 10.00	52,000	9.6	7.87	—

	460,584	6.6	$6.32	$481

Vested and expected to vest as of March 31, 2007	436,445	6.5	$6.30	$462

	Options Exercisable
				Aggregate Intrinsic Value (in thousands)
Range of Exercise Prices	Number Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00 - 4.00	10,001	4.9	$3.06	$42
4.01 - 5.00	35,867	4.8	4.53	$99
5.01 - 6.00	51,805	5.1	5.79	$78
6.01 - 7.00	150,000	4.0	6.50	$120
7.01 - 10.00	3,334	8.9	9.05	$—

	251,007	4.4	$5.97	$339

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Company has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company’s fiscal year beginning October 1, 2008.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  In addition, FAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has not yet determined the impact, if any, that SFAS No. 159 will have on its financial statements. SFAS No. 159 is effective for the Company’s fiscal year beginning October 1, 2009.

2.          Deferred Taxes

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Each quarter the valuation allowance is re-evaluated.  During the six months ended March 31 2007, the valuation allowance was increased by $21,000 for state net operating losses that may not be recovered.   Tax payments of $529,000 were made during the six months ended March 31, 2007.  The Company also recorded a net deferred tax asset of $560,000 for items that meet the more likely than not criteria for recognition under SFAS No. 109.

The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	March 31, 2007	September 30, 2006

	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$359	$205
Inventory write-downs	380	412
Deferred profit	362	377
Accruals and reserves not currently deductible	912	467

	2,013	1,461

Deferred tax assets - non-current:
Stock option expense	34	17
State net operating losses	194	172

	228	189

Deferred tax liabilities - non-current:
Book vs. tax depreciation and amortization	(28)	(17)

Total deferred tax assets - net	2,213	1,633
Valuation allowance	(1,653)	(1,633)

Deferred tax assets net of valuation allowance	$560	$—

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

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive.  For the three and six months ended March 31, 2007, options for 20,000 and 39,100 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive as they have an exercise price greater than the average market price during the period.  For the three and six months ended March 31, 2006, options for 3,683 and 2,008 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive as they have an exercise price greater than the average market price during the period.

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$262	$182	$268	$653
Preferred stock dividends	—	(37)	—	(81)

Net income available to common stockholders	$262	$145	$268	$572

Weighted Average Shares Outstanding:
Common stock	5,193	2,881	4,325	2,794

Basic earnings per share	$0.05	$0.05	$0.06	$0.20

Diluted Earnings Per Share Computation
Net income	$262	$182	$268	$653

Weighted Average Shares Outstanding:
Common stock	5,193	2,881	4,325	2,794
Common stock equivalents (1)	62	600	46	644

Diluted shares	5,255	3,481	4,371	3,438

Diluted earnings per share	$0.05	$0.05	$0.06	$0.19

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.          Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$262	$182	$268	$653
Foreign currency translation adjustment	20	19	99	(25)

Comprehensive income	$282	$201	$367	$628

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

Information concerning our business segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

	(dollars in thousands)		(dollars in thousands)
Net Revenues:
Semiconductor and solar equipment	$8,234	$9,046	$15,755	$15,280
Polishing supplies	2,305	1,846	4,235	3,527

	$10,539	$10,892	$19,990	$18,807

Operating Income (loss):
Semiconductor and solar equipment	$(126)	$173	$(380)	$377
Polishing supplies	436	254	745	528

	310	427	365	905
Interest and other income (expense), net	122	(19)	143	25

Income before income taxes	$432	$408	$508	$930

	March 31, 2007	September 30, 2006

	(dollars in thousands)
Identifiable Assets:
Semiconductor and solar equipment	$42,123	$19,564
Polishing supplies	4,193	3,999

	$46,316	$23,563

6.          Major Customers and Foreign Sales

During the three and six months ended March 31, 2007, one customer represented 15% and 14% of net revenues, respectively.  During the three and six months ended March 31, 2006, one customer represented 48% and 28% of net revenues, respectively.

Our net revenues were to customers in the following geographic regions:

	Six Months Ended March 31,

	2007	2006

North America (1)	32%	30%
Asia (2) (3) (4)	46%	50%
Europe	22%	20%

	100%	100%

(1) Includes 31% and 30% to the United States in 2007 and 2006, respectively
(2) Includes 13% and 6% to China in 2007and 2006, respectively.
(3) Includes 19% and 9% to Taiwan in 2007 and 2006, respectively.
(4) Includes 6% and 23% to Malaysia in 2007 and 2006, respectively.

7.          Commitments and Contingencies

Purchase Obligations – As of March 31, 2007, we had purchase obligations in the amount of $5.6 million.  These purchase obligations consist of outstanding purchase orders for goods and services.  While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8.          Issuance of Common Stock

In February 2007, the Company filed registration statements on Form S-1 with the Securities and Exchange Commission for the sale of 2,625,000 shares of its common stock in an underwritten public offering at a price to the public of $7.05 per share.  The Company also granted the underwriters a 30-day option to purchase up to 393,750 additional shares of common stock to cover over-allotments.  Net proceeds to the Company were approximately $19.4 million including the exercise of the over-allotment, net of $0.4 million of offering expenses and after deducting $1.5 million of underwriting commissions.

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

Overview

We operate in two segments: the semiconductor and solar equipment segment and the polishing supplies segment.  Our semiconductor and solar equipment segment is a leading supplier of thermal processing systems, including related automation, parts and services, to the semiconductor, photovoltaic solar, silicon wafer and MEMS industries.

Our polishing supplies and equipment segment is a leading supplier of wafer carriers to manufacturers of silicon wafers.  The polishing segment also manufactures polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

Our customers are primarily manufacturers of integrated circuits and solar cells, and suppliers of silicon to those manufacturers. The semiconductor and solar cell industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends.

Due to the nature of the capital equipment markets that we serve and due to the nature of our contracts, which, include holdbacks of 10-20% of revenue that are recognized at the time of customer acceptance, revenues, gross margins, and operating results have historically fluctuated on a quarterly basis.

As our automation products are often sold in conjunction with new diffusion furnaces, to increase efficiency and reduce costs, we adopted a plan to consolidate the manufacturing of our automation product line into facilities already used to manufacture diffusion furnaces in June 2006.  This consolidation was completed during January 2007.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Net revenue	100%	100%	100%	100%
Cost of goods sold	73%	75%	74%	72%

Gross margin	27%	25%	26%	28%

Operating expenses:
Selling, general and administrative	23%	20%	23%	21%
Research and Development	1%	1%	1%	2%

Total operating expenses	24%	21%	24%	23%

Income from operations	3%	4%	2%	5%
Interest income (expense), net	1%	0%	0%	0%

Income before income taxes	4%	4%	2%	5%
Income taxes	2%	2%	1%	2%

Net Income	2%	2%	1%	3%

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

	Three Months Ended				Six Months Ended

Net Revenue	March 31, 2007	March 31, 2006	Inc. (Dec)%		March 31, 2007	March 31, 2006	Inc. (Dec)%

	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar Equipment Segment	$8,234	$9,046	$(812)	(9)%	$15,755	$15,280	$475	3%
Polishing Supplies Segment	2,305	1,846	459	25%	4,235	3,527	708	20%

Total	$10,539	$10,892	$(353)	(3)%	$19,990	$18,807	$1,183	6%

Net revenue for the quarter ended March 31, 2007 decreased by $0.4 million, or 3%, compared to the quarter ended March 31, 2006.  In the second quarter of fiscal 2006, we shipped a $5.2 million semiconductor, multi-furnace order, resulting in the recognition of $4.2 million of net revenue, with no corresponding shipment of similar magnitude in the second quarter of fiscal 2007.  That decline was primarily offset by: (i) a $1.2 million increase in solar revenue; (ii) a $2.2 million revenue increase from other semiconductor shipments, excluding the fiscal 2006 multi-furnace shipment; and (iii) a $0.5 million increase in revenue for our polishing supplies segment.

The increase in solar shipments was driven by the continuing increase in demand for solar products from our customers and the success of our increased marketing and sales efforts in penetrating the solar market.  The increase in other semiconductor revenue was primarily due to the timing of shipments representing typical quarterly fluctuation of the low-volume, high value equipment products in our semiconductor and solar cell product line, while the 25% increase in polishing supplies was primarily caused by fluctuating demand for polishing machines and increased sales of templates.

Net revenue for the six months ended March 31, 2007 increased by $1.2 million, or 6%, compared to the six months ended March 31, 2006.  The 6% increase was primarily driven by $4.2 million of solar revenue, a $2.7 million increase over the same period in fiscal 2006, a $2.0 million increase in other semiconductor revenue, excluding the $4.2 million of 2006 revenue from the multi-system order discussed above and a $0.7 million, or 20%, increase for our polishing supplies segment.

The following table reflects new orders (1), shipments and net revenues for the second quarter during the current and prior fiscal year, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Second Quarter			Year-to-Date

	Semi- conductor and Solar Equipment Segment (2)	Polishing Supplies Segment	Total Company	Semi- conductor and Solar Equipment Segment (2)	Polishing Supplies Segment	Total Company

	(dollars in thousands)			(dollars in thousands)
2007:
New orders (1)	$6,880	$1,647	$8,527	$18,457	$4,126	$22,583
Shipments	7,837	2,303	10,140	15,872	4,235	20,107
Net revenues	8,234	2,305	10,539	15,755	4,235	19,990
Backlog 3/31/2007	15,316	876	16,192	15,316	876	16,192
Book-to-bill ratio	0.9:1	0.7:1	0.8:1	1.2:1	1.0:1	1.1:1
2006:
New orders (1)	$4,941	$1,564	$6,505	$14,376	$3,365	$17,741
Shipments	9,525	1,853	11,378	16,263	3,535	19,798
Net revenues	9,046	1,846	10,892	15,280	3,527	18,807
Backlog 3/31/2006	12,496	826	13,322	12,496	826	13,322
Book-to-bill ratio	0.5:1	0.8:1	0.6:1	0.9:1	1.0:1	0.9:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor and solar equipment segment.
(2)

The backlog as of March 31, 2007 and 2006, respectively, includes $1.0 million and $0.9 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Backlog

Our order backlog as of March 31, 2007 and 2006 was $16.2 million and $13.3 million, respectively, a 22% increase.  Our backlog as of March 31, 2007 includes approximately $7.4 million of orders from our solar industry customers compared to $1.8 million at March 31, 2006.  The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. We believe the orders included in backlog are probable of being filled and not cancelled.  Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of certain systems and subsystems to third parties and supplemental contract field service is included in cost of goods sold.  The timing of recognizing the revenue components of an order may have a particularly significant effect on gross margin when the component attributed to equipment is recognized in one period and the remaining component attributed to installation, generally 10% to 20% of the order, is recognized in a later period because the latter revenue has a significantly higher gross margin percentage.

	Three Months Ended				Six Months Ended

Gross profit	March 31, 2007	March 31, 2006	Inc. (Dec)%		March 31, 2007	March 31, 2006	Inc. (Dec)%

	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar Equipment Segment	$2,040	$2,157	$(117)	(5)%	$3,775	$4,124	$(349)	(8)%
Polishing Supplies Segment	828	580	248	43%	1,485	1,150	335	29%

Total	$2,868	$2,737	$131	5%	$5,260	$5,274	$(14)	(0)%

Gross margin	27%	25%			26%	28%

Gross profit for the quarter ended March 31, 2007 increased 5%, from $2.7 million to $2.9 million, with an increase in the gross margin of two percentage points, from 25% to 27%, compared to the quarter ended March 31, 2006.  The 5% gross profit increase was driven by a 43% increase in gross profit from our polishing supplies segment as a result of increased volume without any significant increase in labor and overhead costs.  The increase in gross profit of the polishing supplies segment was partially offset by a 5% gross profit decrease from our semiconductor and solar cell equipment segment.  The decline in the gross profit of the semiconductor and solar equipment segment primarily resulted from the decline in sales volume and increases in labor and overhead needed to provide the added capacity to produce the higher volume of orders received.  These increased costs were partially offset by higher margins from previously deferred profit recognized from installations and customer acceptances.

Gross profit for the six months ended March 31, 2007 was comparable to the gross profit for the six months ended March 31, 2006.  The improvements in gross margin in the second quarter of fiscal 2007 were offset by a 7% decline in gross margin in the first quarter of fiscal 2007, when compared to the same period in fiscal 2006, primarily as a result of changes in the mix of the products we sold in our semiconductor and solar equipment segment.  In the first quarter of fiscal 2006, we shipped a significantly higher number of semiconductor automation systems and etching machines, which typically carry a higher gross margin than the products we shipped in the corresponding quarter in fiscal 2007.

The continued growth of our sales to the solar industry created capacity constraints at our European operations.  Consequently, we purchased a new operating plant in March of 2007, which will significantly increase our capacity and is expected to incrementally improve the operating efficiencies in our semiconductor and solar cell equipment manufacturing segment.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended				Six Months Ended

Selling, general and administrative	March 31, 2007	March 31, 2006	Inc. (Dec)%		March 31, 2007	March 31, 2006	Inc. (Dec)%

	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar Equipment Segment	$2,026	$1,846	$180	10%	$3,896	$3,439	$457	13%
Polishing Supplies Segment	391	326	65	20%	740	622	118	19%

Total	$2,417	$2,172	$245	11%	$4,636	$4,061	$575	14%

Percent of net revenue	23%	20%			23%	22%

Selling, general and administrative expenses for the quarter ended March 31, 2007 increased $0.2 million, or 11%, from $2.2 million to $2.4 million compared to the quarter ended March 31, 2006 and $0.6 million, or 14%, for the six months ended March 31, 2007 compared to the corresponding period in fiscal 2006. The increase of 11% for the quarter resulted primarily from increases in commissions due to the increase in revenues generated in regions where sales agents are utilized. Contributing to the increase for the quarter were increased personnel and consulting costs. The year-to-date increase of 14% was primarily due to increased personnel and consulting costs, and, due, in smaller part, to the above-mentioned increase in commissions. The increased personnel and consulting costs were a result of the need to (i) improve internal financial and operational reporting, (ii) identify potential improvements in operational efficiencies, (iii) assist in developing and exe cuting our growth strategies and (iv) manage the increasing compliance obligations of a growing multi-national public company.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping. ..

	Three Months Ended				Six Months Ended

Research and Development	March 31, 2007	March 31, 2006	Inc. (Dec)%		March 31, 2007	March 31, 2006	Inc. (Dec)%

	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar Equipment Segment	$141	$138	$3	2%	$259	$308	$(49)	(16)%
Polishing Supplies Segment	—	—	—	0%	—	—	—	0%

Total	$141	$138	$3	2%	$259	$308	$(49)	(16)%

Research and development costs for the three and six months ended March 31, 2007 are relatively comparable to the  three and six-month periods ended March 31, 2006 reflecting our partnering-based approach, in which our engineering and development teams work closely with our customers to ensure our products are tailored to meet our customers’ specific requirements while at the same time minimizing research and development costs.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended			Six Months Ended

Interest and other income (expense), net	March 31, 2007	March 31, 2006	Inc. (Dec)	March 31, 2007	March 31, 2006	Inc. (Dec)

	(dollars in thousands)			(dollars in thousands)
Interest and other income (expense), net	$107	$6	$101	$130	$20	$110
Foreign currency gains (losses)	15	(25)	40	13	5	8

Total	$122	$(19)	$141	$143	$25	$118

Interest income represents earnings on invested funds.  Interest expense primarily consists of interest incurred on our overdraft facility, revolving line of credit, equipment financing, a mortgage, which is secured by a mortgage on Amtech’s land and buildings in the Netherlands, and amortization of debt issuance costs.  Due to an increase in cash and cash equivalents raised in the secondary public offering of common stock during the second quarter of fiscal 2007, net interest income increased by $0.1 million during the three and six months ended March 31, 2007, from the comparable period in 2006.

Income Taxes

During the three months ended March 31, 2007 and 2006 we recorded income tax provisions of $0.2 million for an effective tax rate of 39% and 55%, respectively.  During the six months ended March 31, 2007 and 2006, we recorded income tax provisions of $0.2 million and $0.3 million, respectively, for an effective tax rate of 47% and 30%, respectively.  The decline in the effective tax rate during the quarter ended March 31, 2007, is based upon the expected effective tax rate for fiscal 2007, during which we expect permanent differences between financial income and taxable income to be smaller in relation to pre-tax income.  During the six months ended March 31, 2007, the valuation allowance was increased by $20,000 for state net operating losses that may not be recovered, and we made $529,000 of tax payments.  We also recorded a net deferred tax asset of $560,000 for items that meet the more likely than not criteria for recognition under SFAS No. 109.  (See Note 2 to the condensed consolidated financial statements).

Liquidity and Capital Resources

In February 2007, we completed the sale of 3,018,750 shares of common stock in a public offering for $7.05 per share.  The net proceeds of the sale after offering expenses and underwriting fees was $19.4 million.  We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including possible future product or business acquisitions in connection with the planned expansion of our solar and semiconductor businesses.

At March 31, 2007 and September 30, 2006, cash and cash equivalents were $21.2 million and $6.4 million, respectively. Our working capital increased $17.1 million to $29.0 million as of March 31, 2007, compared to $11.9 million at September 30, 2006.  Our ratio of current assets to current liabilities increased to 3.9:1 at March 31, 2007, from 2.6:1 at September 30, 2006.  The increase in cash and cash equivalents and working capital and the improvement in the current ratio resulted primarily from the $19.4 million of net proceeds after deducting expenses raised from the secondary public offering of common stock during February 2007.  The increase was partially offset by $3.2 million of capital expenditures, primarily a building acquired in the Netherlands, which will increase the capacity of our semiconductor and solar equipment segment.  We intend to mortgage the new facility once improvements have been made and operations have been transferred.

At March 31, 2007, our principal sources of liquidity consisted of $21.2 million of cash and cash equivalents and the $3.3 million in available credit facilities to provide additional liquidity to support future growth.  Amtech’s revolving line of credit with Silicon Valley Bank contains certain financial and other covenants.  Amtech was in compliance with these covenants as of March 31 2007.  We believe that our principal sources of liquidity discussed above and the increased capital and liquidity resulting from the February 2007 secondary public offering are sufficient to support operations and will allow us to pursue our growth strategies, which include possible acquisitions.

Cash Flows from Operating Activities

Cash used in our operating activities was $1.4 million for the six months ended March 31, 2007, compared to $1.9 million used in such activities for the six months ended March 31, 2006.  During the six months ended March 31, 2007 cash was primarily used to finance increases in accounts receivable ($1.1 million), inventory ($2.7 million), prepaid and other assets ($0.3 million).  This use of cash was partially offset by increases in accounts payable of $0.3 million, accrued liabilities and customer deposits of $1.9 million, deferred profit of $0.1 million and accrued income taxes of $0.3 million.

Cash Flows from Investing Activities

Our investing activities for the six months ended March 31, 2007 and 2006 used $3.2 million and $0.3 million of cash, respectively.  During fiscal 2007, the most significant investment was the purchase of a 48,000 sq. ft. manufacturing facility located in Vaassen, The Netherlands for approximately $2.9 million.  Other investments in both periods consisted primarily of purchases of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended March 31, 2007 was $19.5 million, which primarily consists of the $19.4 million, net of expenses, raised in the secondary public offering of the Company’s common stock.  Other financing activities during the first half of fiscal 2007 include the October 2006 equipment financing of $0.4 million and $0.2 million of payments on debt.  This compares to $0.5 million of cash provided by financing activities during the six months ended March 31, 2006, primarily from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2007, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  These uncertainties are discussed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Warranty.  We provide a limited warranty, generally for 12 to 24 months, to our customers.  A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems.  On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill.  While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31 2007, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs.  In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

As of March 31, 2007, we did not hold any stand-alone or separate derivative instruments.  We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended March 31, 2007 and 2006.  As of March 31, 2007, our foreign subsidiaries had $8.5 million of assets (cash and receivables) denominated in currencies other than the functional currency.  As of March 31, 2007, we had $7.8 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars.  Although the intercompany accounts are eliminated in consolidation, we have $0.7 million of net assets denominated in a currency other than the functional currency of our foreign operations.  A 10% change in the value of the functional currency relative to the non-functional currency would result in net gains or losses of $0.1 million.  Our net investment in and long-term advances to our foreign operations totaled $2.3 million as of March 31, 2007.  A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.2 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During the six months ended March 31, 2007, our European operations transacted U.S. dollar denominated sales and purchases of $3.5 million and $2.5 million, respectively.  As of March 31, 2007, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $3.9 million.  Our lead-times to fulfill these commitments generally range between 13 and 20 weeks.  A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be approximately $0.4 million greater than or less than expected on the date the order was taken.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.    Other Information

(a)   On May 10, 2007, the Board of Directors of the Company approved an amendment (the "Amendment") to the Company's Bylaws to provide that, unless otherwise required by the Company's Articles of Incorporation or by applicable law, approval by the shareholders of the adoption or amendment of an equity based compensation plan for employees will require only the minimum vote required under Arizona law. As of the date hereof, Arizona law provides that a matter submitted to the shareholders for approval, other than with respect to the election of directors, will be approved if the votes cast in favor of such matter exceed the votes cast opposing such matter. Prior to the adoption of the Amendment, the Company’s Bylaws provided that any question submitted to the shareholders would be resolved by a majority of the votes cast thereon, provided that such votes constitute a majority of the quorum of that particular meeting of shareholders.

Item 6.	Exhibits

3.1	Bylaws as of April 17, 1991	*

3.2	First amendment to Bylaws dated May 10, 2007	*

10.1	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility located in Vaassen, The Netherlands by Tempress Holdings B.V. from Mr. F.H. van Berlo,	*

10.2	Employment Agreement with J.S. Whang dated April 13, 2007	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: May 15, 2007

Robert T. Hass
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing

3.1	Bylaws as of April 17, 1991	*

3.2	First amendment to Bylaws dated May 10, 2007	*

10.1	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility located in Vaassen, The Netherlands by Tempress Holdings B.V. from Mr. F.H. van Berlo,	*

10.2	Employment Agreement with J.S. Whang dated April 13, 2007	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.