Form 10-Q
period 2007-06-30
AMTECH SYSTEMS INC
filed 2007-08-14
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Shares of Common Stock outstanding as of August 10, 2007: 6,515,923

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2007 (Unaudited) and September 30, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited)
	Three and Nine Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations

	Cautionary Statement Regarding Forward-Looking Statements	15

	Overview	16

	Results of Operations	16

	Liquidity and Capital Resources	20

	Off-Balance Sheet Arrangements	21

	Contractual Obligations	21

	Critical Accounting Policies	21

	Impact of Recently Issued Accounting Pronouncements	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk		24

Item 4. Controls and Procedures		24

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,872	$6,433
Accounts receivable
Trade (less allowance for doubtful accounts of $190 and $223 at
June 30, 2007 and September 30, 2006, respectively)	10,384	6,545
Unbilled and other	2,131	849
Inventories	6,814	4,979
Deferred income taxes	1,029	-
Other	1,030	414
Total current assets	39,260	19,220

Property, Plant and Equipment - Net	5,533	2,382
Intangible Assets - Net	1,383	1,144
Goodwill	817	817
Total Assets	$46,993	$23,563

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,579	$3,631
Bank loans and current maturities of long-term debt	219	258
Accrued compensation and related taxes	1,121	1,187
Accrued warranty expense	283	289
Deferred profit	1,781	1,071
Customer deposits	990	-
Accrued commissions	593	203
Other accrued liabilities	381	379
Income taxes payable	592	319
Total current liabilities	9,539	7,337

Long-Term Obligations	774	617
Total liabilities	10,313	7,954

Commitments and Contingencies
Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 6,502,842 and 3,476,042
at June 30, 2007 and September 30, 2006, respectively	65	35
Additional paid-in capital	35,412	15,774
Accumulated other comprehensive income	626	501
Retained earnings (deficit)	577	(701)
Total stockholders' equity	36,680	15,609
Total Liabilities and Stockholders' Equity	$46,993	$23,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues, net of returns and allowances	$12,874	$10,351	$32,864	$29,157
Cost of sales	9,450	7,708	24,180	21,240
Gross profit	3,424	2,643	8,684	7,917

Selling, general and administrative	2,700	2,238	7,336	6,299
Restructuring Charge	-	140	-	140
Research and development	117	65	376	372
Operating income	607	200	972	1,106

Interest and other income (expense), net	170	(29)	313	(4)

Income before income taxes	777	171	1,285	1,102

Income tax expense (benefit)	(233)	3	7	280

Net income	$1,010	$168	$1,278	$822

Earnings Per Share:

Basic earnings per share	$.16	$.05	$.25	$.25
Weighted average shares outstanding	6,498,100	3,436,629	5,049,517	2,980,020

Diluted earnings per share	$.15	$.05	$.25	$.24
Weighted average shares outstanding	6,575,110	3,521,173	5,103,775	3,445,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2007	2006
Operating Activities
Net income	$1,278	$822
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	524	461
Write-down of inventory	194	183
Provision for doubtful accounts	(41)	40
Deferred income taxes	(1,029)	-
Non-cash share based compensation expense	228	154
Other	7	-
Changes in operating assets and liabilities:
Accounts receivable	(4,734)	(3,462)
Inventories	(1,855)	(1,673)
Accrued income taxes	258	847
Prepaid expenses and other assets	(602)	274
Accounts payable	(199)	1,154
Accrued liabilities and customer deposits	1,225	836
Deferred profit	659	777

Net cash provided by (used in) operating activities	(4,087)	413

Investing Activities
Purchases of property, plant and equipment	(3,505)	(602)
Payment for licensing agreement	(300)	-
Net cash used in investing activities	(3,805)	(602)

Financing Activities
Proceeds from issuance of common stock	19,440	709
Preferred stock cash dividends paid	-	(83)
Payments on long-term obligations	(155)	(103)
Borrowings on long-term obligations	355	-
Net short term borrowings (payments)	(111)	-
Excess tax benefit of stock options	-	27

Net cash provided by financing activities	19,529	550

Effect of Exchange Rate Changes on Cash	(198)	(96)

Net Increase in Cash and Cash Equivalents	11,439	265
Cash and Cash Equivalents, Beginning of Period	6,433	3,309
Cash and Cash Equivalents, End of Period	$17,872	$3,574

Supplemental Cash Flow Information:
Interest paid	$228	$88
Income tax refunds	$-	$370
Income tax payments	$778	$16
Supplemental Non-cash Financing Activities:
Stock issued for preferred stock dividend	$-	$74
Preferred stock converted to common stock	$-	$1,859

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
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

The consolidated results of operations for the three and nine month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made in the accompanying consolidated financial statements for fiscal 2006 to conform to the 2007 presentation. These reclassifications did not have a material effect on the Company’s results of operations.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30,	September 30,
	2007	2006
	(dollars in thousands)
Deferred revenues	$3,434	$2,493
Deferred costs	(1,653)	(1,422)
Deferred profit	$1,781	$1,071

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company’s customers consist of manufacturers of semiconductors, semiconductor wafers, microelectromechanical systems, or MEMS, and solar cells located throughout the world. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectibility.

As of June 30, 2007, accounts receivable from two customers exceeded 10% of accounts receivable; one customer accounted for 14% and the other customer accounted for 12% of total accounts receivable.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final acceptance by our customers. The majority of these amounts are offset by balances included in deferred profit.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

The components of inventories are as follows:

	June 30,	September 30,
	2007	2006
	(dollars in thousands)
Purchased parts and raw materials	$4,346	$3,400
Work-in-process	1,788	1,159
Finished goods	680	420
	$6,814	$4,979

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

In March 2007, the Company purchased a manufacturing facility in The Netherlands for a purchase price of approximately $3.1 million. The following is a summary of property, plant and equipment:

	June 30,	September 30,
	2007	2006
	(dollars in thousands)
Land, building and leasehold improvements	$4,383	$1,094
Equipment and machinery	2,760	2,676
Furniture and fixtures	2,464	2,514
	9,607	6,284
Accumulated depreciation and amortization	(4,074)	(3,902)
	$5,533	$2,382

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

In April 2007, the company entered into a license agreement with PST Co., LTD (PST) to market, sell, install, service and, under certain circumstances, manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by PST. Under the terms of this agreement the Company paid $0.3 million to PST in April, with an additional payment due of $0.7 million upon successful development of the Licensed Product. Under the terms of the agreement PST is required to return the original payment if the development of the Licensed Product is unsuccessful within six months. The license agreement expires in April 2017. These payments will be amortized over the life of the agreement beginning with the successful development of the Licensed Product.

The following is a summary of intangibles:

		June 30,	September 30,
	Useful Life	2007	2006
		(dollars in thousands)
Patents	7 years	$-	$74
Trademarks	Indefinite	592	592
Non-compete agreements	10 years	350	350
Customer lists	15 years	276	276
Technology	4 years	102	102
Licenses	10 years	300	-
		1,620	1,394
Accumulated amortization		(237)	(250)
		$1,383	$1,144

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)
Beginning balance	$289	$248
Warranty expenditures	(61)	(38)
Provision	55	79
Ending balance	$283	$289

Long-Term Debt – In October 2006, the Company received $0.4 million of additional long-term financing secured by new equipment acquired prior to the end of fiscal 2006. This debt has an interest rate of 7.43% per annum and will be repaid over five years.

Share-Based Compensation – On October 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”) and Staff Accounting Bulletin 107, “Share-Based Payment.” SFAS 123 (R) requires the Company to measure compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The Company elected the modified prospective application method of reporting; therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted awards for which the requisite service had not been rendered as of October 1, 2005. SFAS 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operating activities. Our share-based compensation plans are summarized in the table below:

	Shares	Shares	Options	Plan
Name of Plan	Authorized	Available	Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	500,000	-	April 2017
1998 Employee Stock Option Plan	500,000	11,937	410,634	Jan 2008
Non-Employee Directors Stock Option Plan	200,000	78,600	55,000	July 2015
		590,537	465,634

Share-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
Income before income taxes (1)	$118	$26	$228	$154
Net income	$99	$21	$195	$141
Basic income per share	$0.02	$0.01	$0.05	$0.05
Diluted income per share	$0.02	$0.01	$0.04	$0.04

(1)	Stock option expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2017. Options issued by the Company vest over one to five years. In May 2007 the Board of Directors approved the 2007 Employee Stock Incentive Plan (“2007 Plan”). The Company may also grant restricted stock awards under the 2007 Plan.

The stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	308,384	$5.95	468,206	$4.78
Granted	167,250	7.09	37,522	7.16
Exercised	(8,050)	3.63	(148,779)	3.10
Forfeited	(1,950)	7.01	(33,896)	4.59
Outstanding at end of period	465,634	$6.40	323,053	$5.85

Exercisable at end of period	258,418	$6.04	248,754	$5.83
Weighted average fair value of options
granted during the period	$4.30		$5.33

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2007	2006
Risk free interest rate	4.5% to 4.9%	4.4% to 4.6%
Expected life	5 - 6.4 years	3-7.5 years
Dividend rate	0%	0%
Volatility	61% to 69%	63% to 101%
Forfeiture rate	4.8%	7.5%

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

There were 11,000 and 167,250 options granted during the three and nine months ended June 30, 2007, respectively; and 17,500 and 37,522 options granted for the comparable periods of fiscal 2006. Total fair value of options granted was approximately $53,000 and $767,000 for the three and nine months ended June 30, 2007, respectively; and $92,000 and $200,000 for the comparable periods of fiscal 2006.

The following tables summarize information for stock options outstanding and exercisable at June 30, 2007:

		Remaining		Aggregate
		Contractual	Weighted	Intrinsic
	Number	Life	Average	Value
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	(in thousands)
Options outstanding	465,634	6.5	$6.40	$1,099
Vested and expected to vest	445,471	6.4	$6.38	$1,059
Options exercisable	258,418	4.4	$6.04	$701

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB published FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attributable for the financial statement recognition and measurement of a tax position taken in a tax return. Diversity in practice exists in the accounting for income taxes. To address that diversity this Interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for such uncertain tax transactions. This Interpretation is effective for the Company’s 2008 fiscal year (beginning October 1, 2007). The Company has not yet determined the impact, if any, that the adoption of Interpretation No. 48 will have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Company has not yet determined the impact, if any, that SFAS No. 157 will have on its consolidated financial statements. SFAS No. 157 is effective for the Company’s fiscal year beginning October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. In addition, FAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has not yet determined the impact, if any, that SFAS No. 159 will have on its consolidated financial statements. SFAS No. 159 is effective for the Company’s fiscal year beginning October 1, 2008.

2. Deferred Taxes

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated. During the nine months ended June 30 2007, continued improvement in both the Company’s earnings history and its prospects for the future resulted in a $0.5 million lower estimate of the amount of deferred assets that more likely than not will be unrealizable. Tax payments of $778,000 were made during the nine months ended June 30, 2007. During the nine months ended June 30, 2007, the Company also recorded an increase of $0.5 million in deferred tax assets for items that meet the more likely than not criteria for recognition under SFAS No. 109.

The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	June 30	September 30,
	2007	2006
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$279	$205
Inventory write-downs	421	412
Deferred profit	610	377
Accruals and reserves not currently deductible	660	467
	1,970	1,461

Deferred tax assets - non-current:
Stock option expense	51	17
State net operating losses	183	172
	234	189

Deferred tax liabilities - non-current
Book vs. tax depreciation and amortization	(81)	(17)
Total deferred tax assets - net	2,123	1,633
Valuation allowance	(1,094)	(1,633)
Deferred tax assets net of valuation allowance	$1,029	$-

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

For the three and nine months ended June 30, 2007, options for 190,750 and 196,272 shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2006, options for 17,473 and 6,923 shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$1,010	$168	$1,278	$822
Preferred stock dividends	-	-	-	(81)
Net income available to
common stockholders	$1,010	$168	$1,278	$741

Weighted Average Shares Outstanding:
Common stock	6,498	3,437	5,050	2,980

Basic earnings per share	$0.16	$0.05	$0.25	$0.25

Diluted Earnings Per Share Computation
Net income	$1,010	$168	$1,278	$822

Weighted Average Shares Outstanding:
Common stock	6,498	3,437	5,050	2,980
Common stock equivalents (1)	77	84	54	465
Diluted shares	6,575	3,521	5,104	3,445

Diluted earnings per share	$0.15	$0.05	$0.25	$0.24

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$1,010	$168	$1,278	$822
Foreign currency translation adjustment	26	94	125	68
Comprehensive income	$1,036	$262	$1,403	$890

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

Information concerning the Company’s business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net Revenue:
Semiconductor and solar equipment	$10,886	$8,648	$26,641	$23,927
Polishing supplies	1,988	1,703	6,223	5,230
	$12,874	$10,351	$32,864	$29,157

Operating Income (loss):
Semiconductor and solar equipment	$306	$(26)	$(75)	$351
Polishing supplies	301	226	1,047	755
	607	200	972	1,106

Interest and other income (expense), net	170	(29)	313	(4)
Income before income taxes	$777	$171	$1,285	$1,102

	June 30,	September 30,
	2007	2006
	(dollars in thousands)
Identifiable Assets:
Semiconductor and solar equipment	$42,733	$19,564
Polishing supplies	4,260	3,999
	$46,993	$23,563

6. Major Customers and Foreign Sales

During the three and nine months ended June 30, 2007, two customers represented 14% and 11%, individually, and 12% and 10%, individually, of net revenue, respectively. During the three and nine months ended June 30, 2006, one customer represented 17% and 20% of net revenue, respectively.

Net revenue was in the following geographic regions:

	Nine Months Ended
	June 30,
	2007	2006
North America (1)	29%	35%
Asia (2) (3) (4)	48%	44%
Europe (5)	23%	21%
	100%	100%

(1)	Includes 29% and 34% to the United States in 2007 and 2006, respectively

(2)	Includes 17% and 4% to China in 2007 and 2006, respectively.

(3)	Includes 19% and 11% to Taiwan in 2007 and 2006, respectively.

(4)	Includes 6% and 17% to Malaysia in 2007 and 2006, respectively.

(5)	Includes 6% and 11% to Germany in 2007 and 2006, respectively.

7. Commitments and Contingencies

Purchase Obligations – As of June 30, 2007, the Company had purchase obligations in the amount of $6.3 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8. Issuance of Common Stock

In February 2007, the Company filed registration statements on Form S-1 with the Securities and Exchange Commission for the sale of 2,625,000 shares of its common stock in an underwritten public offering at a price to the public of $7.05 per share. The Company also granted the underwriters a 30-day option to purchase up to 393,750 additional shares of common stock to cover over-allotments. Net proceeds to the Company were approximately $19.4 million including the exercise of the over-allotment, net of $0.4 million of offering expenses and $1.5 million of underwriting commissions.

9. Line of Credit

Effective June 30, 2007, the Company terminated the $1.0 million export revolver loan and security agreement (LSA) with the Silicon Valley Bank and the Working Capital Guarantee Program Borrower Agreement with the Export-Import Bank of the United States. The termination of the agreements was initiated by the Company as it was no longer needed and was carried out at no cost to the Company. The $2.0 million domestic LSA remains in force with no changes to its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended.

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

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. MD&A consists of the following sections:

  Overview

  Results of Operations

  Liquidity and Capital Resources

  Off – Balance Sheet Arrangements

  Contractual Obligations

  Critical Accounting Policies

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

Our polishing supplies segment is a leading supplier of wafer carriers to manufacturers of silicon wafers. The polishing segment also manufactures polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of goods sold	73%	74%	74%	73%
Gross margin	27%	26%	26%	27%
Operating expenses:
Selling, general and administrative	21%	22%	22%	22%
Restructurning charges	0%	1%	0%	0%
Research and Development	1%	1%	1%	1%
Total operating expenses	22%	24%	23%	23%
Income from operations	5%	2%	3%	4%
Interest income (expense), net	1%	0%	1%	0%
Income before income taxes	6%	2%	4%	4%
Income tax expense (benefit)	(2%)	0%	0%	1%
Net Income	8%	2%	4%	3%

Net Revenue

Net revenue consists of equipment revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. The majority of our revenue is generated from large furnace systems sales which, depending on the timing of shipment and installation, can have a significant impact on our revenue and earnings in any given period. See Critical Accounting Policies – Revenue Recognition.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Net Revenue	2007	2006	(Dec)%		2007	2006	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar
Equipment Segment	$10,886	$8,648	$2,238	26%	$26,641	$23,927	$2,714	11%
Polishing Supplies Segment	1,988	1,703	285	17%	6,223	5,230	993	19%
Total	$12,874	$10,351	$2,523	24%	$32,864	$29,157	$3,707	13%

Net revenue for the quarter ended June 30, 2007 increased by $2.5 million, or 24%, compared to the quarter ended June 30, 2006. Net revenue from the solar market increased $3.1 million due to the continuing increase in demand for our solar products. This increase was partially offset by a decrease in semiconductor equipment revenue. In the third quarter of fiscal 2006 we recognized $0.8 million from the acceptance of several furnaces from a $5.2 million multi-furnace order which was shipped in the second quarter of fiscal 2006. There was no corresponding acceptance of similar magnitude in the third quarter of fiscal 2007. Net revenue for other semiconductor equipment in the third quarter of fiscal 2007 remained comparable to the same period in fiscal 2006 after excluding the multi-furnace order. The 17% increase in revenue from our polishing supplies segment was primarily the result of increased volume of shipments of our polishing machines.

Net revenue for the nine months ended June 30, 2007 increased by $3.7 million, or 13%, compared to the nine months ended June 30, 2006. The 13% increase was driven primarily by $8.1 million of solar revenue, a $5.8 million increase over the same period in fiscal 2006, a $1.9 million increase in other semiconductor revenue, excluding the $5.0 million of 2006 net revenue from the multi-system order discussed above and a $1.0 million, or 19%, increase for our polishing supplies segment resulting from increased demand for our polishing machines and polishing templates.

The following table reflects new orders(1), shipments and net revenues for the third quarter during the current and prior fiscal year, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

		Third Quarter			Year-to-Date
		Semi-			Semi-
		conductor			conductor
		and Solar			and Solar
		Equipment	Polishing		Equipment	Polishing
		Segment	Supplies	Total	Segment	Supplies	Total
		(2)	Segment	Company	(2)	Segment	Company
		(dollars in thousands)			(dollars in thousands)
2007:
	New orders (1)	$15,020	$2,314	$17,334	$33,477	$6,440	$39,917
	Shipments	11,638	1,988	13,626	27,510	6,223	33,733
	Net revenues	10,886	1,988	12,874	26,641	6,223	32,864
	Backlog 6/30/2007	19,450	1,203	20,653	19,450	1,203	20,653
	Book-to-bill ratio	1.3:1	1.2:1	1.3:1	1.2:1	1.0:1	1.2:1
2006:
	New orders (1)	$8,708	$1,798	$10,506	$23,084	$5,163	$28,247
	Shipments	9,204	1,695	10,899	25,467	5,230	30,697
	Net revenues	8,648	1,703	10,351	23,928	5,230	29,158
	Backlog 6/30/2006	12,556	921	13,477	12,556	921	13,477
	Book-to-bill ratio	0.9:1	1.1:1	1.0:1	0.9:1	1.0:1	0.9:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in Euros by our semiconductor and solar equipment segment.

(2)	The backlog as of June 30, 2007 and 2006, respectively, includes $0.9 million and $1.0 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Backlog

Our order backlog as of June 30, 2007 and 2006 was $20.7 million and $13.5 million, respectively, a 53% increase. Our backlog as of June 30, 2007 includes approximately $11.5 million of orders from our solar industry customers compared to $3.1 million in orders from solar industry customers at June 30, 2006. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next six to twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. We believe the orders included in backlog are probable of being filled and not cancelled. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service, including factory and field support to customers for warranty, installation, service contracts and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of certain systems and subsystems to third parties and subcontracted field service is included in cost of goods sold. The timing of recognizing the revenue components of an order may have a particularly significant effect on gross margin when the component attributed to equipment is recognized in one period and the remaining component attributed to installation, generally a holdback of 10% to 20% of the order, is recognized in a later period because the latter revenue has a significantly higher gross margin percentage.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Gross profit	2007	2006	(Dec)%		2007	2006	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar
Equipment Segment	$2,758	$2,103	$655	31%	$6,533	$6,227	$306	5%
Polishing Supplies Segment	666	540	126	23%	2,151	1,690	461	27%
Total	$3,424	$2,643	$781	30%	$8,684	$7,917	$767	10%
Gross margin	27%	26%			26%	27%

Gross profit for the quarter ended June 30, 2007 increased 30%, to $3.4 million from $2.6 million in the quarter ended June 30, 2006, with the gross margin increasing one percentage point to 27%, from 26%. Gross profit in the semiconductor and solar equipment segment increased despite a $0.9 million unfavorable change in deferred profit in the quarter, relative to the change in deferred profit in the third quarter of fiscal 2006. In the third quarter of fiscal 2007, the amount of profit deferred to future periods increased $0.7 million compared to a $0.2 million decrease in the third quarter of fiscal 2006. Contributing to the higher margins in this segment were improved product mix and better labor efficiencies and plant utilization achieved through higher manufacturing volumes. Shipments in the third quarter of fiscal 2006 included certain products which had lower margins due to higher engineering and material costs. The polishing supplies segment also achieved higher labor efficiencies from increased sales volumes, resulting in a gross margin improvement of two percentage points.

Gross profit for the nine months ended June 30, 2007 increased 10%, to $8.7 million from $7.9 million, with a slight decrease in the gross margin percentage compared to the nine months ended June 30, 2006. The improvements in gross margin in the third quarter of fiscal 2007 are offset by a slight decline in gross margin in the first half of fiscal 2007, when compared to the same period in fiscal 2006. In the first half of fiscal 2006, we shipped a significantly higher number of semiconductor automation systems and etching machines, which typically carry a higher gross margin than the products we shipped in the first half of fiscal 2007.

The continued growth of our sales to the solar industry created capacity constraints at our European operations. Consequently, we purchased a new operating plant in March of 2007, which will significantly increase our capacity and is expected to incrementally improve the operating efficiencies in our semiconductor and solar cell equipment manufacturing segment in fiscal 2008.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal, investor relations and accounting expenses.

	Three Months Ended				Nine Months Ended
Selling, general	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
and administrative	2007	2006	(Dec)%		2007	2006	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar
Equipment Segment	$2,335	$1,925	$410	21%	$6,231	$5,364	$867	16%
Polishing Supplies Segment	365	313	52	17%	1,105	935	170	18%
Total	$2,700	$2,238	$462	21%	$7,336	$6,299	$1,037	16%
Percent of net revenue	21%	22%			22%	22%

Selling, general and administrative expenses for the quarter ended June 30, 2007 increased $0.5 million, or 21%, to $2.7 million from $2.2 million for the quarter ended June 30, 2006. The increase was primarily due to a $0.2 million increase in personnel and consulting costs, and a $0.1 million increase in stock option expense. Additionally, commissions increased $0.2 million for the three months ended June 30, 2007 when compared to the same period in fiscal 2006 due to higher shipments to regions where third-party sales representatives are utilized. For the three and nine months ended June 30, 2007, other personnel and consulting costs increased compared to the same periods ended June 30, 2006 as a result of the need to (i) improve internal financial and operational reporting, (ii) identify potential improvements in operational efficiencies, (iii) assist in developing and executing our growth strategies and (iv) manage the increasing compliance obligations of a growing multi-national public company.

Restructuring Charges

In June 2006, Amtech adopted a plan to consolidate the manufacturing of its automation product line into facilities already used to manufacture diffusion furnaces. Amtech’s automation products are often sold in conjunction with the sale of new diffusion furnaces. As a result of this decision, the Company incurred a restructuring charge of $0.1 million. We incurred no comparable costs in fiscal 2007.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Research and Development	2007	2006	(Dec)%		2007	2006	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Semiconductor and Solar
Equipment Segment	$117	$65	$52	80%	$376	$372	$4	1%
Polishing Supplies Segment	-	-	-	0%	-	-	-	0%
Total	$117	$65	$52	80%	$376	$372	$4	1%

Research and development costs for the three and nine months ended June 30, 2007 are comparable to the three and nine month periods ended June 30, 2006. Costs reflect credits for $0.1 million of government grants for the three and nine month periods ended June 30, 2007 and 2006.

Interest and other income (expense), net

Interest and other income (expense), net primarily consists of interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended			Nine Months Ended
Interest and other	June 30,	June 30,	Inc.	June 30,	June 30,	Inc.
income (expense), net	2007	2006	(Dec)	2007	2006	(Dec)
	(dollars in thousands)			(dollars in thousands)
Interest and other income
(expense), net	$155	$(4)	$159	$324	$(9)	$333

Foreign currency gains (losses)	15	(25)	40	(11)	5	(16)
Total	$170	$(29)	$199	$313	$(4)	$317

Interest income represents earnings on invested funds. Interest expense primarily consists of interest incurred on our overdraft facility, revolving line of credit, equipment financing, a mortgage on Amtech’s land and buildings in the Netherlands, and amortization of debt issuance costs. Due to an increase in cash and cash equivalents raised in the secondary public offering of common stock during the second quarter of fiscal 2007, net interest income increased by $0.2 million and $0.3 million during the three and nine months ended June 30, 2007, respectively, from the comparable periods in fiscal 2006.

Income Taxes

During the three months ended June 30, 2007 we recorded an income tax benefit of $0.2 million while the provision for the same period ended June 30, 2006 was effectively zero, as a result of recording reductions in the valuation allowance on deferred tax assets of $0.5 million and $0.1 million, respectively. The reductions in the valuation allowance on deferred tax assets result from a continued improvement in both our earnings history and our prospects for the future, which caused us to reduce our estimate of the amount of deferred assets that more likely than not will be unrealizable. During the nine months ended June 30, 2007 and 2006, we recorded income tax provisions of effectively zero and $0.3 million, respectively, as a result of recording reductions in the valuation allowance on deferred tax assets of $0.5 million and $0.2 million, respectively. In addition, during the nine months ended June 30, 2007, we recorded an increase of $0.5 million in deferred tax assets, excluding the effects of the change in the valuation allowance for items that meet the more likely than not criteria for recognition under SFAS No. 109. (See Note 2 to the condensed consolidated financial statements). For the nine months ended June 30, 2007 and 2006, the effective tax rates excluding the benefit from the reductions in the valuation allowance were 43.3% and 47%, respectively, as permanent differences have become smaller in relation to income before taxes.

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

At June 30, 2007 and September 30, 2006, cash and cash equivalents were $17.9 million and $6.4 million, respectively. Our working capital increased $17.8 million to $29.7 million as of June 30, 2007, compared to $11.9 million at September 30, 2006. Our ratio of current assets to current liabilities increased to 4.1:1 at June 30, 2007, from 2.6:1 at September 30, 2006. The increase in cash and cash equivalents and working capital and the improvement in the current ratio resulted primarily from the $19.4 million of net proceeds after deducting expenses raised from the secondary public offering of common stock during February 2007. The increase was partially offset by $3.5 million of capital expenditures, primarily a building acquired in the Netherlands, which will increase the capacity of our semiconductor and solar equipment segment. We intend to mortgage the new facility once improvements have been made and operations have been transferred.

At June 30, 2007, our principal sources of liquidity consisted of $17.9 million of cash and cash equivalents and the $2.3 million in available domestic and export credit facilities. Amtech’s revolving line of credit with Silicon Valley Bank contains certain financial and other covenants. Amtech was in compliance with these covenants as of June 30, 2007. Effective June 30, 2007, the $1.0 million export credit facility was terminated at the request of and at no cost to Amtech. We believe that our principal sources of liquidity discussed above and the increased capital and liquidity resulting from the February 2007 secondary public offering are sufficient to support operations and will allow us to pursue our growth strategies, which include possible acquisitions.

Cash Flows from Operating Activities

Cash used in our operating activities was $4.1 million for the nine months ended June 30, 2007, compared to $0.4 million provided by such activities for the nine months ended June 30, 2006. During the nine months ended June 30, 2007 cash was primarily used to finance business growth, including increases in accounts receivable ($4.7 million), inventory ($1.9 million) and prepaid and other assets ($0.6 million). This use of cash was partially offset by increases in accrued liabilities and customer deposits of $1.2 million, deferred profit of $0.7 million and accrued income taxes of $0.3 million.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2007 and 2006 used $3.8 million and $0.6 million of cash, respectively. During fiscal 2007, the most significant investment was the purchase of a 48,000 sq. ft. manufacturing facility located in Vaassen, The Netherlands for approximately $3.1 million. Another significant investment in fiscal 2007 was $0.3 million paid for a license of certain solar PECVD technology from the licensor. Other investments in both periods consisted primarily of purchases of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2007 was $19.5 million, which primarily consists of the $19.4 million, net of expenses, raised in the secondary public offering of the Company’s common stock. Other financing activities during the first nine months of fiscal 2007 include the October 2006 equipment financing of $0.4 million and $0.3 million of payments on debt. This compares to $0.6 million of cash provided by financing activities during the nine months ended June 30, 2006, primarily from the exercise of warrants and stock options.

Off-Balance Sheet Arrangements

As of June 30, 2007, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Significant changes in contractual obligations since the end of fiscal 2006 consist mainly of increases in our purchase obligations and long-term debt (See Notes 1 and 7 of the Condensed Consolidated Financial Statements). In April, 2007, the Company also committed, under a license agreement, to pay an additional $0.7 million to a third party for the successful development of a product to be licensed by the Company. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2006, for information on the Company’s other contractual obligations.

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

Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or net realizable value. We regularly review inventory quantities and record a write-down for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. While the inventories acquired in the Bruce Technologies transaction, which is described in our annual report on Form 10-K for the year ended September 30, 2006, will require several years to consume in production and through spare parts sales, management believes the write-downs taken were sufficient to protect against future losses, as this product line is receiving greater attention under its current ownership. Changes in demand for our products and product mix could result in further write-downs.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2007, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Our operations in the United States are conducted in U.S. dollars. Our operations in Europe, a component of the semiconductor and solar equipment segment, conduct business primarily in the Euro, but also enter into transactions denominated in U.S. dollars. The functional currency of our European operation is the Euro. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

As of June 30, 2007, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended June 30, 2007 and 2006. As of June 30, 2007, our foreign subsidiaries had $8.2 million of assets (cash and receivables) denominated in currencies other than the functional currency, primarily the U.S. dollar. As of June 30, 2007, we had $5.4 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, they reduce our foreign subsidiaries’ net exposure to fluctuations in the value of the U.S. dollar to $3.0 million. A 10% change in the value of the functional currency relative to the non-functional currency would result in net gains or losses of $0.3 million. Our net investment in and long-term advances to our foreign operations totaled $3.0 million as of June 30, 2007. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $0.3 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During the nine months ended June 30, 2007, our European operations transacted U.S. dollar denominated sales and purchases of $4.2 million and $2.9 million, respectively. As of June 30, 2007, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $3.9 million. Our lead-times to fulfill these commitments generally range between 13 and 20 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be approximately $0.4 million greater than or less than expected on the date the order was taken.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Election of Directors

At our annual shareholders’ meeting, which was held on May 18, 2007, all nominees standing for election as directors were elected to serve for one year terms or until their successors are elected and qualified. The following chart indicates the number of votes cast for and the number of votes withheld with respect to each nominee for director:

Nominee(1)	For	Withheld
Jong S. Whang	5,780,330	23,485
Michael Garnreiter	5,665,396	138,419
Alfred W. Giese	5,777,933	25,882
Brian L. Hoekstra	5,778,022	25,793
Robert F. King	5,777,933	25,882
____________________ (1) Abstentions were not counted in the election of the directors.

Approval of 2007 Employee Stock Incentive Plan

The Company’s 2007 Employee Stock Incentive Plan was approved by a majority of the votes cast on the proposal, with 1,603,318 shares voted for, 207,308 shares voted against and 172,715 shares withholding their vote.

Item 6. Exhibits

10.1	Employment Agreement with J.S. Whang dated April 13, 2007	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
____________________

*	Filed herewith.
**	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2007.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: August 14, 2007
Robert T. Hass
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Method of Filing
10.1	Employment Agreement with J.S. Whang dated April 13, 2007	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
____________________

*	Filed herewith.
**	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2007.