Form 10-Q
period 2007-12-31
AMTECH SYSTEMS INC
filed 2008-02-13
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Shares of Common Stock outstanding as of February 5, 2008: 9,071,048

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$40,746	$18,370
Restricted cash	1,248	443
Accounts receivable
Trade (less allowance for doubtful accounts of $190 and $126 at	8,741	9,952
December 31, 2007 and September 30, 2007, respectively)
Unbilled and other	3,578	3,127
Inventories	12,018	7,289
Deferred income taxes	2,194	1,690
Other	1,684	1,339
Total current assets	70,209	42,210

Property, Plant and Equipment - Net	7,648	6,245
Deferred Income Taxes - Long Term	-	30
Intangible Assets - Net	4,419	1,364
Goodwill	1,974	817
Restricted cash - non-current	1,631	-
Total Assets	$85,881	$50,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,647	$4,150
Bank loans and current maturities of long-term debt	269	224
Accrued compensation and related taxes	2,233	2,139
Accrued warranty expense	474	256
Deferred profit	1,760	2,144
Customer deposits	1,817	1,824
Other accrued liabilities	908	562
Income taxes payable	274	419
Total current liabilities	12,382	11,718

Income Taxes Payable Long-term	428	-
Deferred Income Taxes Long-term	76	-
Long-Term Obligations	860	744
Total liabilities	13,746	12,462

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,068,798 and 6,517,923
at December 31, 2007 and September 30, 2007	91	65
Additional paid-in capital	69,593	35,610
Accumulated other comprehensive income	959	813
Retained Earnings	1,492	1,716
Total stockholders' equity	72,135	38,204
Total Liabilities and Stockholders' Equity	$85,881	$50,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2007	2006
Revenues, net of returns and allowances	$11,741	$9,451
Cost of sales	8,181	7,059
Gross profit	3,560	2,392
Selling, general and administrative	3,302	2,219
Research and development	233	118
Operating income	25	55
Interest and other income, net	153	21
Income before income taxes	178	76
Income tax provision	70	70
Net income	$108	$6

Earnings Per Share:
Basic income per share	$0.01	$0.00
Weighted average shares outstanding	7,636	3,476
Diluted income per share	$0.01	$0.00
Weighted average shares outstanding	7,818	3,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2007	2006
Operating Activities
Net income	$108	$6
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	313	168
Write-down of inventory	24	43
Deferred income taxes	(398)	(360)
Non-cash share based compensation expense	102	33
Other	53	17
Changes in operating assets and liabilities:
Accounts receivable	3,063	(813)
Inventories	(2,745)	(1,002)
Accrued income taxes	276	132
Prepaid expenses and other assets	(5)	(462)
Accounts payable	(772)	(677)
Accrued liabilities and customer deposits	(408)	1,262
Deferred profit	(833)	351

Net cash used in operating activities	(1,222)	(1,302)

Investing Activities
Purchases of property, plant and equipment	(1,193)	(76)
Increase in restricted cash	(786)	-
Investment in R2D	(8,046)	-

Net cash used in investing activities	(10,025)	(76)

Financing Activities
Proceeds from issuance of common stock	33,827	-
Payments on long-term obligations	(59)	(114)
Borrowings on long-term obligations	-	355
Excess tax benefit of stock options	80	-

Net cash provided by financing activities	33,848	241

Effect of Exchange Rate Changes on Cash	(225)	(83)

Net Increase (Decrease) in Cash and Cash Equivalents	22,376	(1,220)
Cash and Cash Equivalents, Beginning of Period	18,370	6,433
Cash and Cash Equivalents, End of Period	$40,746	$5,213

Supplemental Cash Flow Information:
Interest paid	$118	$46
Income tax payments	$104	$299

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

1. Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors, and wafers of various materials, primarily for the solar and semiconductor industries. The Company sells these products worldwide, particularly in the United States, Asia and Europe. In addition, the Company provides semiconductor manufacturing support services.

Effective October 1, 2007, the Company acquired, through its wholly-owned subsidiary, Tempress Holding B.V., 100% of the voting equity, in R2D Ingenierie, or R2D, a solar cell and semiconductor automation equipment manufacturing company, located near Montpellier, France. R2D provides solutions to the solar and semiconductor industries. The purpose of the acquisition was to expand the Company’s automation products which are used in the semiconductor manufacturing and solar diffusion processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing the Company to increase sales by offering an integrated system under the Tempress brand to the solar industry.

The Company serves niche markets in industries that are experiencing rapid technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The consolidated results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31,	September 30,
	2007	2007
	(dollars in thousands)
Deferred revenues	$3,488	$3,894
Deferred costs	1,728	1,750
Deferred profit	$1,760	$2,144

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

As of December 31, 2007, receivables from one customer individually accounted for 17% of total accounts receivable.

Restricted Cash – Current restricted cash of $1.2 million and $0.4 million as December 31, 2007 and September 30, 2007, respectively, consists of bank guarantees in excess of our European overdraft facility. The bank guarantees are required by certain customers from whom amounts have been received in advance of shipment.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final acceptance by our customers. The majority of these amounts are offset by balances included in deferred profit.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

The components of inventories are as follows:

	December 31,	September 30,
	2007	2007
	(dollars in thousands)
Purchased parts and raw materials	$6,332	$5,291
Work-in-process	4,810	1,456
Finished goods	876	542
	$12,018	$7,289

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

The following is a summary of property, plant and equipment:

	December 31,	September 30,
	2007	2007
	(dollars in thousands)
Land, building and leasehold improvements	$6,510	$5,105
Equipment and machinery	3,239	2,874
Furniture and fixtures	2,886	2,570
	12,635	10,549
Accumulated depreciation and amortization	(4,987)	(4,304)
	$7,648	$6,245

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

Intangibles – Intangible assets are capitalized and amortized over 2 to 15 years if the life is determinable. If the life is not determinable, amortization is not recorded.

Effective October 1, 2007, the Company acquired, through its wholly-owned subsidiary, Tempress Holding B.V., 100% of the voting equity, in R2D Ingenierie, or R2D, a solar cell and semiconductor automation equipment manufacturing company, located near Montpellier, France.

The intangible assets of R2D principally consist of intellectual property and technology, reseller relationships, customer contracts, trademarks and non-compete agreements totaling $3.2 million. The valuation of the intangible assets is preliminary and dependent upon final valuation analysis which will be determined with the assistance of an independent third-party consultant. The fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset. This benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 9, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

		December 31,	September 30,
	Useful Life	2007	2007
		(dollars in thousands)
Trademarks	Indefinite	$592	$592
Non-compete agreements	8-10 years	526	350
Customer lists	10-15 years	1,492	276
Technology	4-10 years	1,674	102
Licenses	10 years	300	300
Backlog and other	1-2 years	226	-
		4,810	1,620
Accumulated amortization		(391)	(256)
		$4,419	$1,364

Restricted Cash – Non-current – Restricted cash – non-current consists of cash in an escrow account related to contingent payments to be paid to the sellers of R2D upon fulfillment of certain requirements. The amount of future contingent payments earned will be allocated to goodwill.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Beginning balance	$256	$289
Warranty expenditures	(110)	(16)
Provision	81	22
Acquired through business acquisitions	247	-
Ending balance	$474	$295

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	396,187	72,313	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	362,615	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	78,600	49,000	Jul. 2015
		474,787	483,928

Stock-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations as follows:

	Three Months Ended December 31,
	2007	2006
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(102)	$(33)
Effect on net income	$(89)	$(28)
Effect on basic income per share	$(0.01)	$(0.01)
Effect on diluted income per share	$(0.01)	$(0.01)

     (1) Stock based compensation expense is included in selling, general and administrative expenses.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2017. Under the terms of the 1998 Employee Stock Option Plan, nonqualified stock options may also be issued. Options issued by the Company vest over 1 to 5 years.

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	450,303	$6.44	308,384	$5.95
Granted	85,000	14.79	70,000	6.09
Exercised	(50,875)	5.15	-	-
Forfeited	(500)	7.00	-	-
Outstanding at end of period	483,928	$8.04	378,384	$6.13

Exercisable at end of period	222,809	$6.35	244,557	$5.91
Weighted average fair value of options
granted during the period	$8.70		$4.62

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2007	2006
Risk free interest rate	3.45%	4.55%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	61%	69%
Forfeiture rate	9%	7%

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

There were 85,000 and 70,000 options granted during the three months ended December 31, 2007 and 2006, respectively. Total fair value of options granted was approximately $740,000 and $324,000 for the three months ended December 31, 2007 and 2006, respectively.

In December 2007, we began awarding restricted shares under the existing share-based compensation plans. Our restricted share-awards vest in equal annual installments over a four-year year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. There were 31,500 restricted share awards granted during the three months ended December 31, 2007 with a fair value of $14.79 per share and a total fair value of $466,000. There were no restricted shares that vested or were cancelled in the three months ended December 31, 2007.

Impact of Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The former rules followed a cost accumulation model that allocated acquisition costs to the net assets acquired, whereas SFAS No. 141(R) follows a fair value model in which acquisition costs will be expensed. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions beginning October 1, 2009.

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

2. Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which the Company operates.

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated. During the quarter ended December 31, 2007, the valuation allowance was increased by $107,000 for net operating losses in certain state and foreign jurisdictions that may not be recovered.

The cumulative effect of the application of the provisions of FIN 48 as of October 1, 2007 resulted in the recognition of an additional tax liability of $332,000 for uncertain tax positions and a decrease in the October 1, 2007 balance of retained earnings of an equal amount. Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. The Company intends to maintain a valuation allowance for state net operating losses until evidence supports the conclusion that it is more likely than not that this deferred tax asset may be realized. The amount of the valuation allowance at December 31, 2007 and October 1, 2007 was $560,000 and $453,000, respectively. At December 31, 2007, and October 1, 2007, the total amount of unrecognized tax benefits was $428,000 and $409,000. If recognized these amounts would favorably impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2007 and October 1, 2007, $115,000 and $96,000, respectively, were accrued for the payment of interest and penalties.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, the U.S., France and other foreign jurisdictions, as well as various states in the U.S. The Company and its subsidiaries have open tax years primarily from fiscal year 2002 to fiscal 2007 with taxing foreign jurisdictions and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3. Earnings Per Share

Earnings per share (EPS) is computed by dividing net income available to common shareholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income available to common shareholders. Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive. For the three months ended December 31, 2007, options for 85,000 shares and 31,500 restricted stock award shares are excluded from the diluted EPS calculations because they are antidilutive. For the three months ended December 31, 2006, options for 38,261 shares are excluded from the diluted EPS calculations because they are antidilutive.

	Three Months Ended
	December 31,
	2007	2006
	(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$108	$6

Weighted Average Shares Outstanding:
Common stock	7,636	3,476

Basic earnings per share	$0.01	$0.00

Diluted Earnings Per Share Computation
Net income	$108	$6

Weighted Average Shares Outstanding:
Common stock	7,636	3,476
Common stock equivalents (1)	182	35
Diluted shares	7,818	3,511

Diluted earnings per share	$0.01	$0.00

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income

	Three Months Ended
	December 31,
	2007	2006
	(dollars in thousands)
Net income, as reported	$108	$6
Foreign currency translation adjustment	146	78
Comprehensive income	$254	$84

5. Business Segment Information

The Company’s products are classified into two core business segments; the solar and semiconductor equipment segment and the polishing supplies segment. The solar and semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, solar cells and MEMS. Also included in the solar and semiconductor equipment segment are the R2D operations, the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended
	December 31,
	2007	2006
Net Revenues:	(dollars in thousands)
Solar and semiconductor equipment	$9,997	$7,521
Polishing supplies	1,744	1,930
	$11,741	$9,451

Operating Income:
Solar and semiconductor equipment	$(118)	$(253)
Polishing supplies	143	308
	25	55

Interest and other income (expense), net	153	21
Income before income taxes	$178	$76

	December 31,	September 30,
	2007	2007
Identifiable Assets:	(dollars in thousands)
Solar and semiconductor equipment	$81,749	$46,283
Polishing supplies	4,263	4,383
	$86,013	$50,666

6. Major Customers and Foreign Sales

During the three month period ended December 31, 2007, one customer represented 15% of net revenues. During the three months ended December 31, 2006, two customers individually represented 15% and 11% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended
	December 31,
	2007	2006
North America (1)	21%	34%
Asia (2) (3)	44%	49%
Europe (4)	35%	17%
	100%	100%

(1)	Includes 21% and 33% to the United States in fiscal 2008 and 2007, respectively
(2)	Includes 25% and 21% to China in fiscal 2008 and 2007, respectively.
(3)	Includes 6% and 12% to Taiwan in fiscal 2008 and 2007, respectively.
(4)	Includes 15% to Switzerland in fiscal 2008.

7. Commitments and Contingencies

Purchase Obligations – As of December 31, 2007, we had purchase obligations in the amount of $10.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8. Issuance of Common Stock

In November 2007, the Company filed registration statements on Form S-1 with the Securities and Exchange Commission for the sale of 2,500,000 shares of its common stock in an underwritten public offering at a price to the public of $14.41 per share. Net proceeds to the Company were approximately $33.6 million, net of approximately $0.3 million of offering expenses and $2.2 million of underwriting commissions. We intend to use the net proceeds from this offering for working capital and other general corporate purposes. Pending application of these proceeds, we intend to invest the net proceeds in short-term, interest bearing investment grade securities.

9. Acquisition

Effective October 1, 2007, the Company acquired, through its wholly-owned subsidiary, Tempress Holding B.V., 100% of the voting equity, in R2D Ingenierie, or R2D, a solar cell and semiconductor automation equipment manufacturing company, located near Montpellier, France. R2D provides solutions to the solar and semiconductor industries. The purpose of the acquisition was to expand the Company’s automation products which are used in the semiconductor manufacturing and solar diffusion processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing the Company to increase sales by offering an integrated system under the Tempress brand to the solar industry.

The aggregate purchase price is based on the cash consideration paid at closing of $5.5 million plus acquisition costs of $0.9 million, including cost of legal representation and due diligence. Cash contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements have been deposited in an escrow account. The amount of future contingent payments earned will be allocated to goodwill. The assets of R2D principally consist of intellectual property and technology, reseller relationships, customer contracts, trademarks, non-compete agreements, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include current liabilities, loans, obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

The valuation of acquired assets is preliminary and dependent upon final valuation of assets acquired, including valuation of intangible assets which will be determined with the assistance of an independent third-party consultant. The fair value of intangible assets will be determined by a valuation approach that estimates the future economic benefit stream of the asset. This benefit stream will be discounted to present value with an appropriate risk-adjusted discount rate.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (dollars in thousands):

		Useful Life
Assets Acquired:
Current Assets	$4,411
Property, plant & equipment	234
Intangible assets:
Non-compete agreements	176	8 years
Customer lists	1,216	10 years
Technology	1,572	10 years
Backlog and other	226	1-10 years
Goodwill	1,158
Total assets acquired	8,993

Liabilities Assumed:
Current Liabilities	2,413
Long-term liabilities	165
Total liabilities assumed	2,578
Net assets acquired	$6,415

The following consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of the three months ended December 31, 2006. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period and is not necessarily indicative of results that may be obtained in the future (unaudited):

Three Months Ended
December 31, 2006
(in thousands except
per share amounts)
Revenues	$10,822
Net income	$206
Net income per share:
Basic	$0.06
Diluted	$0.06

For purposes of the above pro forma presentation, the historical revenues and earnings of R2D for the three months ended December 31, 2006 have been combined with the revenues and earnings of Amtech for the three months ended December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Financial Statement” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as amended.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I of Amtech Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

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

  Off – Balance Sheet Arrangements

  Contractual Obligations

  Critical Accounting Policies

  Impact of Recently Issued Accounting Pronouncements

Overview

We operate in two segments: the solar and semiconductor equipment segment and the polishing supplies segment. Our solar and semiconductor equipment segment is a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries.

Our polishing supplies and equipment segment is a leading supplier of wafer carriers to manufacturers of silicon wafers. The polishing segment also manufacturers polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends.

Due to the nature of the capital equipment markets that we serve, revenues, gross margins, and operating results have historically fluctuated on a quarterly basis. Our contracts include holdbacks of 10-20% of revenue, which are recognized at the time of customer acceptance.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31,	December 31,
	2007	2006
Net revenue	100%	100%
Cost of goods sold	70%	75%
Gross margin	30%	25%
Operating expenses:
Selling, general and administrative	28%	23%
Research and Development	2%	1%
Total operating expenses	30%	24%
Income from operations	0%	1%
Interest income (expense), net	2%	0%
Income before income taxes	2%	1%
Income taxes	1%	1%
Net Income	1%	0%

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

	Three Months Ended
	December 31,	December 31,	Increase
	2007	2006	(Decrease)%
Net Revenue	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$9,997	$7,521	$2,476	33%
Polishing Supplies Segment	1,744	1,930	(186)	(10%)
Total	$11,741	$9,451	$2,290	24%

Net revenue for the quarter ended December 31, 2007 increased by $2.3 million, or 24%, from the quarter ended December 31, 2006. Revenue from our new subsidiary, R2D, contributed $0.7 million to this segment’s revenue. Revenue increases in the solar and semiconductor equipment segment resulted from higher shipments to the solar industry and recognition of deferred revenue. Net revenue to the solar industry was $5.2 million for the three months ended December 31, 2007, a $2.7 million or 108% increase from the three months ended December 31, 2006. These increases were partially offset by lower shipments to the semiconductor industry. Net revenue of the polishing supplies segment decreased 10% primarily as a result of lower sales volumes of insert carriers caused by increased competition in this market segment.

The following table reflects new orders (1), shipments and net revenues for the first quarter of the current and prior fiscal years, and the backlog as of the end of those periods.

		Solar and
		Semi-
		conductor	Polishing	Total
		Equipment (2)	Supplies	Company
		(dollars in thousands)
2008:
	New orders (1)	$35,085	$1,941	$37,026
	Shipments	9,091	1,767	10,858
	Net revenues	9,997	1,744	11,741
	Backlog 12/31/07	48,850	1,080	49,930
	Book-to-bill ratio	3.9:1	1.1:1	3.4:1
2007:
	New orders (1)	$11,577	$2,479	$14,056
	Shipments	8,035	1,932	9,967
	Net revenues	7,521	1,930	9,451
	Backlog 12/31/06	16,670	1,535	18,205
	Book-to-bill ratio	1.4:1	1.3:1	1.4:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our semiconductor and solar equipment segment.
(2)	The backlog as of December 31, 2007 and 2006, respectively, includes $0.9 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Backlog

Our order backlog as of December 31, 2007 and 2006 was $49.9 million and $18.2 million, respectively. In the first quarter of fiscal 2008, we acquired $1.8 million of backlog in the acquisition of R2D. Our backlog as of December 31, 2007 includes approximately $42.2 million of orders from our solar industry customers compared to $5.3 million at December 31, 2006. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders

Gross Profit and Gross Margin

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

	Three Months Ended
	December 31,	December 31,	Increase
Gross profit	2007	2006	(Decrease)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$3,059	$1,735	$1,324	76%
Polishing Supplies Segment	501	657	(156)	(24%	)
Total	$3,560	$2,392	$1,168	49%
Gross margin	30%	25%

For the three months ended December 31, 2007, gross profit in the solar and semiconductor equipment segment increased 76% versus the three months ended December 31, 2006. Gross profit increased $1.2 million during the three months ended December 31, 2007 due to an excess of previously-deferred revenue recognition over current period deferrals. Improvements in gross margins were partially offset by lower gross margins on semiconductor equipment which were negatively impacted by lower sales volumes as well as costs resulting from the integration and ramp-up of the R2D acquisition. Gross margins in the polishing supplies segment were negatively impacted by product mix as well as increased price competition for insert carriers.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended
	December 31,	December 31,	Increase
Selling, general and administrative	2007	2006	(Decrease)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$2,944	$1,870	$1,074	57%
Polishing Supplies Segment	358	349	9	3%
Total	$3,302	$2,219	$1,083	49%
Percent of net revenue	28%	23%

The increase in selling, general and administrative expense of $1.1 million, or 49%, over the three months ended December 31, 2006 was due, in part to $0.3 million of costs incurred by R2D, including $0.1 million of amortization of intangible assets. Selling expenses increased an additional $0.2 million due to increased commissionable sales and increased sales and marketing activity. Stock-based compensation expense increased $0.1 million. Personnel costs and professional fees, including costs related to moving our Netherlands operations into our new building, also increased as we continued to execute our growth strategies and manage the increasing compliance obligations of a growing multi-national public company.

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

	Three Months Ended
	December 31,	December 31,	Increase
Research and Development	2007	2006	(Decrease)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$233	$118	$115	97%
Polishing Supplies Segment	-	-	-	0%
Total	$233	$118	$115	97%
Percent of net revenue	2%	1%

Research and development costs increased $0.1 million during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 primarily due to increased personnel costs for research and development activity on our solar equipment products.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended
	December 31,	December 31,	Increase
Interest and other income (expense), net	2007	2006	(Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$207	$23	$184
Foreign currency gains (losses)	(54)	(2)	(52)
Total	$153	$21	$132

Interest income represents earnings on invested funds. Interest expense primarily consists of interest incurred on our overdraft facility, capital equipment borrowings and mortgage on Amtech’s land and buildings in the Netherlands. Due to an increase in cash and cash equivalents, interest expense was more than offset by interest earned on invested cash during the three months ended December 31, 2007 and 2006.

Income Taxes

During the three months ended December 31, 2007 and 2006 we recorded income taxes of $0.1 million. The effective tax rate used for calculating the income tax provision for the three months ended December 31, 2007 was approximately 40%, an estimate based upon projected annual income, estimated annual permanent differences and statutory tax rates in the various jurisdictions in which we operate. The effective tax rate for the three months ended December 31, 2006 was 92%, which was negatively impacted by the permanent differences between financial income and taxable income, which were high in relation to pre-tax income. During the quarter ended December 31, 2007 and 2006, the valuation allowance was increased by $107,000 and $14,000, respectively, for net operating losses in certain state and foreign jurisdictions that may not be recovered. (See Note 2 to the financial statements).

As a result of the application of the provisions of FIN 48 as of October 1, 2007, we recognized an additional tax liability of $332,000 for uncertain tax positions and a decrease in the October 1, 2007 balance of retained earnings of an equal amount. Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. The Company intends to maintain a valuation allowance for state net operating losses until evidence supports the conclusion that it is more likely than not that this deferred tax asset may be realized. The amount of the valuation allowance at December 31, 2007 and October 1, 2007 was $560,000 and $453,000, respectively. At December 31, 2007, and October 1, 2007, the total amount of unrecognized tax benefits was $428,000 and $409,000. If recognized these amounts would favorably impact the effective tax rate.

Liquidity and Capital Resources

At December 31, 2007 and September 30, 2007, cash and cash equivalents and restricted cash were $42.0 million, and $18.8 million, respectively. Our working capital increased to $57.8 million as of December 31, 2007, compared to $30.5 million at September 30, 2006. Our ratio of current assets to current liabilities increased to 5.7:1 at December 31, 2007, from 3.6:1 at September 30, 2007, primarily as a result of the cash provided by the sale of common stock in an underwritten public offering during the current period.

At December 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents and restricted cash and the $2.0 million in domestic credit facilities to provide additional liquidity to support future growth. Amtech’s revolving line of credit with Silicon Valley Bank contains certain financial and other covenants. Amtech was in compliance with these covenants as of December 31, 2007.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included capital leases, long-term debt and the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings. In the first quarter of fiscal 2008, we utilized approximately $7.0 million of cash to acquire R2D Ingenierie and made a working capital infusion to R2D of $1.0 million that was used to satisfy certain outstanding obligations. Cash of $5.5 million was paid at closing plus acquisition costs of $0.9 million, including cost of legal representation and due diligence. Cash contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements have been deposited in an escrow account. R2D is a solar cell and semiconductor automation equipment manufacturing company located near Montpellier, France. Also, in the first quarter of fiscal 2008, we completed the sale of 2.5 million shares of common stock in a public offering for $14.41 per share. The net proceeds of the sale of common stock after offering expenses and underwriting fees was approximately $33.6 million. The availability of such capital resources in the future depends on the condition of the relevant debt or equity markets and our long-term and recent operating performance and financial condition. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We intend to use the net proceeds from this offering for working capital and other general corporate purposes. Pending application of these proceeds, we intend to invest the net proceeds in short-term, interest bearing investment grade securities.

Cash Flows from Operating Activities

Cash used in our operating activities was $1.2 million for the three months ended December 31, 2007, compared to $1.3 million used in such activities for the three months ended December 31, 2006. During the quarter ended December 31, 2007 $3.1 million of cash generated by a decrease in accounts receivable was offset by financing of increases in other working capital, including increased inventory ($2.7 million), and lower accounts payables and other current liabilities ($1.2 million), as well as lower deferred profit.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2007 used $8.0 million of cash in the acquisition of R2D. Capital expenditures of $1.2 million resulted primarily from improvements to the new building in The Netherlands. Restricted cash increased $0.8 million. Restricted cash represents bank guarantees in excess of our available credit facility in The Netherlands.

Cash Flows from Financing Activities

For the three months ended December 31, 2007, $33.8 million of cash was provided by financing activities. Cash of $33.6 million was provided by the sale of 2,500,000 shares of common stock in an underwritten public offering at a price to the public of $14.41 per share. An additional $0.2 million was provided by the exercise of stock options. This compares to $0.2 million of net long-term borrowings during the three months ended December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2007, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since the end of fiscal 2007 have been changes in purchase obligations and long-term debt (See Notes 1 and 7 of the Condensed Consolidated Financial Statements). Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2007, for information on the Company’s other contractual obligations.

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

  For the solar and semiconductor equipment segment, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. However, a portion of the revenue associated with certain installation-related tasks, equal to the greater of the relative fair value of those tasks or the portion of the contract price contingent upon their completion, generally 10%-20% of the system’s selling price (the “holdback”), and directly related costs, if any, are deferred and recognized into income when the tasks are completed. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and that portion of the contract price is often considerably greater than the fair market value of those items, our policy at times will result in deferral of profit that is disproportionately greater than the deferred revenue. When this is the case, the gross profit recognized in one period will be lower and the gross profit reported in a subsequent period will improve.

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

Deferred Tax Asset Valuation Allowance. We currently have significant deferred tax assets resulting from expenses not currently deductible for tax purposes, revenue recognized for tax purposes but deferred for financial statement purposes and net operating loss carryforwards in certain state and foreign jurisdictions available to reduce taxable income in future periods.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2007, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Goodwill is also tested for impairment at least annually. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairment to long-lived assets during fiscal 2008, 2007 or 2006. Future adverse changes could be caused by, among other factors, a downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Part 1. Financial Information” in Note 1 to the financial statements under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Our operations in the United States are conducted in U.S. dollars. Our operations in Europe, a component of the semiconductor and solar equipment segment, conduct business primarily in the Euro, but also sell products in Asia in the U.S. dollar. The functional currency of our European operation is the Euro. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

As of December 31, 2007, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2007 and 2006. As of December 31, 2007, our foreign subsidiaries had $3.1 million of assets (cash and receivables) denominated in currencies other than the functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.3 million. As of December 31, 2007, we had $3.0 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the euro relative to the U.S. dollar would result in a gain or loss of $0.3 million. Our net investment in and advances to our foreign operations totaled $24.4 million as of December 31, 2007. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $2.4 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During three months ended December 31, 2007, our European operations transacted U.S. dollar denominated sales and purchases of $0.8 million and $1.1 million, respectively. As of December 31, 2007, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $0.8 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be less than $0.1 million greater than or less than expected on the date the order was taken.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated: February 13, 2008
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