Form 10-Q
period 2008-06-30
AMTECH SYSTEMS INC
filed 2008-08-13
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Shares of Common Stock outstanding as of August 8, 2008: 9,095,798

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and September 30, 2007	3
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended June 30, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements	17
Overview	18
Results of Operations	18
Liquidity and Capital Resources	22
Off-Balance Sheet Arrangements	23
Contractual Obligations	23
Critical Accounting Policies	23
Impact of Recently Issued Accounting Pronouncements	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$36,788	$18,370
Restricted cash	108	443
Accounts receivable
Trade (less allowance for doubtful accounts of $192 and $126 at	16,273	9,952
June 30, 2008 and September 30, 2007, respectively)
Unbilled and other	5,624	3,127
Inventories	20,664	7,289
Deferred income taxes	3,786	1,690
Other	2,452	1,339
Total current assets	85,695	42,210

Property, Plant and Equipment - Net	8,828	6,245
Deferred Income Taxes - Long Term	-	30
Intangible Assets - Net	4,549	1,364
Goodwill	3,077	817
Restricted cash - non-current	1,383	-
Total Assets	$103,532	$50,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$9,976	$4,150
Bank loans and current maturities of long-term debt	184	224
Accrued compensation and related taxes	3,581	2,139
Accrued warranty expense	1,022	256
Deferred profit	4,440	2,144
Customer deposits	5,591	1,824
Other accrued liabilities	998	562
Income taxes payable	1,209	419
Total current liabilities	27,001	11,718

Income Taxes Payable Long-term	227	-
Deferred Income Taxes Long-term	791	-
Long-Term Obligations	326	744
Total liabilities	28,345	12,462

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,085,298 and 6,517,923
at June 30, 2008 and September 30, 2007	91	65
Additional paid-in capital	69,941	35,610
Accumulated other comprehensive income	2,344	813
Retained Earnings	2,811	1,716
Total stockholders' equity	75,187	38,204
Total Liabilities and Stockholders' Equity	$103,532	$50,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues, net of returns and allowances	$24,147	$12,874	$53,479	$32,864
Cost of sales	17,069	9,450	38,714	24,180
Gross profit	7,078	3,424	14,765	8,684

Selling, general and administrative	4,847	2,700	12,115	7,336
Restructuring Charge	344	-	344	-
Research and development	210	117	686	376
Operating income	1,677	607	1,620	972

Interest and other income, net	248	170	749	313

Income before income taxes	1,925	777	2,369	1,285

Income tax expense (benefit)	765	(233)	940	7

Net income	$1,160	$1,010	$1,429	$1,278

Earnings Per Share:

Basic earnings per share	$0.13	$0.16	$0.17	$0.25
Weighted average shares outstanding	9,081	6,498	8,593	5,050

Diluted earnings per share	$0.13	$0.15	$0.16	$0.25
Weighted average shares outstanding	9,197	6,575	8,732	5,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2008	2007
Operating Activities
Net income	$1,429	$1,278
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	1,095	524
Deferred income taxes	(1,790)	(1,029)
Non-cash share based compensation expense	355	228
Other	240	160
Changes in operating assets and liabilities:
Accounts receivable	(5,222)	(4,734)
Inventories	(10,776)	(1,855)
Accrued income taxes	577	258
Prepaid expenses and other assets	(685)	(602)
Accounts payable	4,110	(199)
Accrued liabilities and customer deposits	4,872	1,225
Deferred profit	1,615	659

Net cash used in operating activities	(4,180)	(4,087)

Investing Activities
Purchases of property, plant and equipment	(2,434)	(3,505)
Decrease in restricted cash	362	-
Payment for licensing agreement	(400)	(300)
Investment in R2D	(8,071)	-
Net cash used in investing activities	(10,543)	(3,805)

Financing Activities
Proceeds from issuance of common stock, net	33,934	19,440
Payments on long-term obligations	(702)	(155)
Borrowings on long-term obligations	-	355
Net short term borrowings (payments)	-	(111)
Excess tax benefit of stock options	69	-
Net cash provided by financing activities	33,301	19,529

Effect of Exchange Rate Changes on Cash	(160)	(198)

Net Increase in Cash and Cash Equivalents	18,418	11,439
Cash and Cash Equivalents, Beginning of Period	18,370	6,433
Cash and Cash Equivalents, End of Period	$36,788	$17,872

Supplemental Cash Flow Information:
Interest paid	$189	$228
Income tax payments	$2,188	$778

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED June 30, 2008 AND 2007
(UNAUDITED)

1. Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors and wafers of various materials, primarily for the semiconductor industry. The Company sells these products worldwide, particularly in the United States, Asia and Europe. In addition, the Company provides semiconductor manufacturing support services.

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

The consolidated results of operations for the three and nine month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30,	September 30,
	2008	2007
	(dollars in thousands)
Deferred revenues	$6,042	$3,894
Deferred costs	1,602	1,750
Deferred profit	$4,440	$2,144

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

As of June 30, 2008, accounts receivable from one customer accounted for 38% of total accounts receivable.

Restricted Cash – Current restricted cash of $0.4 million as of September 30, 2007 consists of bank guarantees of certain customer deposits in excess of our European line of credit. As of June 30, 2008 current restricted cash is $0.1 million due to a certificate of deposit collateralizing a letter of credit issued on our behalf as required by a customer deposit.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Costs for approximately 50% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30,	September 30,
	2008	2007
	(dollars in thousands)
Purchased parts and raw materials	$13,849	$5,291
Work-in-process	5,492	1,456
Finished goods	1,323	542
	$20,664	$7,289

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

The following is a summary of property, plant and equipment:

	June 30,	September 30,
	2008	2007
	(dollars in thousands)
Land, building and leasehold improvements	$7,279	$5,105
Equipment and machinery	3,770	2,874
Furniture and fixtures	3,312	2,570
	14,361	10,549
Accumulated depreciation and amortization	(5,533)	(4,304)
	$8,828	$6,245

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

The intangible assets of R2D principally consist of intellectual property and technology, customer lists, customer contracts, trademarks and non-compete agreements totaling $3.2 million. The valuation of the intangible assets is preliminary and dependent upon final valuation analysis which will be determined with the assistance of an independent third-party consultant. The fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset. This benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 9, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

		June 30,	September 30,
	Useful Life	2008	2007
		(dollars in thousands)
Trademarks	Indefinite	$592	$592
Non-compete agreements	8-10 years	526	350
Customer lists	10-15 years	1,492	276
Technology	4-10 years	1,674	102
Licenses	10 years	700	300
Backlog and other	1-2 years	226	-
		5,210	1,620
Accumulated amortization		(661)	(256)
		$4,549	$1,364

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

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2008	2007
	(dollars in thousands)
Beginning balance	$256	$289
Warranty expenditures	(441)	(61)
Provision	960	55
Acquired through business acquisitions	247	-
Ending balance	$1,022	$283

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	382,187	87,313	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	346,740	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	58,600	64,000	Jul. 2015
		440,787	498,053

Share-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(125)	$(118)	$(355)	$(228)
Effect on net income	$(98)	$(99)	$(291)	$(195)
Effect on basic income per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Effect on diluted income per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

(1)     Stock option expense is included in selling, general and administrative expenses.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2018. Under the terms of the 2007 Employee Stock Incentive Plan, nonqualified stock options and restricted stock may also be granted. Options issued by the Company vest over 1 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	450,303	$6.44	308,384	$5.95
Granted	120,000	13.65	167,250	7.09
Exercised	(67,375)	5.34	(8,050)	3.63
Forfeited	(4,875)	6.35	(1,950)	7.01
Outstanding at end of period	498,053	$8.33	465,634	$6.40

Exercisable at end of period	263,171	$6.51	258,418	$6.04
Weighted average fair value of options
granted during the period	$8.01		$4.59

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2008	2007
Risk free interest rate	3.27%	4.40%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	62%	63%
Forfeiture rate	9%	5%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. In accordance with SFAS 123 (R), forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The change in the forfeiture rate is based upon historical experience. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

There were 15,000 and 120,000 options granted during the three and nine months ended June 30, 2008, respectively; and 11,000 and 167,250 options granted for the comparable periods of fiscal 2007. Total fair value of options granted was approximately $98,000 and $961,000 for the three and nine months ended June 30 2008, respectively; and $53,000 and $767,000 for the comparable periods of fiscal 2007.

In December 2007, we began awarding restricted shares under the existing share-based compensation plans. Our restricted share-awards vest in equal annual installments over a four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. There were 31,500 restricted share awards granted during the nine months ended June 30, 2008 with a fair value of $14.79 per share and a total fair value of $466,000. There were no restricted shares that vested and 1,000 shares were forfeited in the nine months ended June 30, 2008.

Impact of Recently Issued Accounting Pronouncements

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for the Company’s quarter beginning October 1, 2009. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Company has not yet determined the impact, if any, that SFAS No. 157 will have on its consolidated financial statements. SFAS No. 157 is effective for the Company’s fiscal year beginning October 1, 2009.

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

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” and Interpretation Number 48 (“FIN 48”) requires recognition of a valuation allowance if, based on the weight of available evidence, it is more likely than not that the company will have sufficient future taxable income to realize its deferred tax asset. Each quarter the valuation allowance is re-evaluated. The Company intends to maintain a valuation allowance until evidence supports the conclusion that it is more likely than not that the company will have sufficient future taxable income to realize its deferred tax asset. The amount of the valuation allowance at June 30, 2008 and September 30, 2007 was $350,000 and $450,000, respectively.

The cumulative effect of the application of the provisions of FIN 48 as of October 1, 2007 resulted in the recognition of an additional tax liability of $332,000 for uncertain tax positions and a decrease in the October 1, 2007 balance of retained earnings of an equal amount. Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At June 30, 2008, and October 1, 2007, the total amount of unrecognized tax benefits was $446,000 and $409,000, respectively, and if recognized these amounts would favorably impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of June 30, 2008, $133,000 was accrued for the payment of interest and penalties relative to these uncertain positions.

The Company and one or more of its subsidiaries file income tax returns in the US, The Netherlands, Germany, France and other foreign jurisdictions, as well as various states in the U.S. The Company and its subsidiaries have open tax years primarily from fiscal year 2002 to fiscal 2007 with taxing foreign jurisdictions and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was antidilutive. For the three and nine months ended June 30, 2008, options for 130,000 shares, respectively, are excluded from the diluted EPS calculations based on the exercise price and the treasury stock method. For the three and nine months ended June 30, 2007, options for 190,750 and 196,272 shares, respectively, are excluded from the diluted EPS calculations because they are antidilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income available to
common stockholders	$1,160	$1,010	$1,429	$1,278

Weighted Average Shares Outstanding:
Common stock	9,081	6,498	8,593	5,050

Basic earnings per share	$0.13	$0.16	$0.17	$0.25

Diluted Earnings Per Share Computation
Net income	$1,160	$1,010	$1,429	$1,278

Weighted Average Shares Outstanding:
Common stock	9,081	6,498	8,593	5,050
Common stock equivalents (1)	116	77	139	54
Diluted shares	9,197	6,575	8,732	5,104

Diluted earnings per share	$0.13	$0.15	$0.16	$0.25

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$1,160	$1,010	$1,429	$1,278
Foreign currency translation adjustment	32	26	1,531	125
Comprehensive income	$1,192	$1,036	$2,960	$1,403

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

Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Revenues:	(dollars in thousands)		(dollars in thousands)
Solar and semiconductor equipment	$22,138	$10,886	$47,743	$26,641
Polishing supplies	2,009	1,988	5,736	6,223
	$24,147	$12,874	$53,479	$32,864

Operating income (loss):
Solar and semiconductor equipment	$1,421	$306	$911	$(75)
Polishing supplies	256	301	709	1,047
	1,677	607	1,620	972

Interest and other income (expense), net	248	170	749	313

Income before income taxes	$1,925	$777	$2,369	$1,285

			June 30,	September 30,
			2008	2007
Identifiable Assets:			(dollars in thousands)
Solar and semiconductor equipment			$98,604	$46,283
Polishing supplies			4,928	4,383
			$103,532	$50,666

6. Major Customers and Foreign Sales

During the three months ended June 30, 2008, two customers represented 34% and 11% of net revenues, individually. During the nine months ended June 30, 2008, two customers represented 25% and 10% of net revenues, individually. During the three and nine months ended June 30, 2007, two customers represented 14% and 11%, individually, and 12% and 10%, individually, of net revenue, respectively.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended
	June 30,
	2008	2007
North America (1)	17%	29%
Asia (2) (3)	63%	48%
Europe	20%	23%
	100%	100%

(1)	Includes 16% and 29% to the United States in 2008 and 2007, respectively
(2)	Includes 39% and 17% to China in 2008 and 2007, respectively.
(3)	Includes 15% and 19% to Taiwan in 2008 and 2007, respectively.

7. Commitments and Contingencies

Purchase Obligations – As of June 30, 2008, we had purchase obligations in the amount of $10.2 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8. Issuance of Common Stock

In November 2007, the Company filed registration statements on Form S-1 with the Securities and Exchange Commission for the sale of 2,500,000 shares of its common stock in an underwritten public offering at a price to the public of $14.41 per share. Net proceeds to the Company were approximately $33.6 million, net of approximately $0.3 million of offering expenses and $2.2 million of underwriting commissions. We intend to use the net proceeds from this offering for working capital and other general corporate purposes. Pending application of these proceeds, we intend to invest the net proceeds in short-term, interest bearing investment grade securities. The Company received $0.3 million from the exercise of stock options during the nine months ended June 30, 2008.

9. Acquisition

Effective October 1, 2007, the Company acquired, through its wholly-owned subsidiary, Tempress Holding B.V., 100% of the voting equity, in R2D Ingenierie, or R2D, a solar cell and semiconductor automation equipment manufacturing company, located near Montpellier, France. R2D provides solutions to the solar and semiconductor industries. The purpose of the acquisition was to expand the Company’s automation products which are used in the semiconductor manufacturing and solar diffusion processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing the Company to increase sales by offering to the solar industry an integrated system under the Tempress brand.

The aggregate purchase price is based on the cash consideration paid at closing of $5.5 million plus acquisition costs of $1.0 million, including cost of legal representation and due diligence. Cash contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements have been deposited in an escrow account. As of June 30, 2008, approximately $0.3 million of the $1.6 million was paid to sellers in recognition of fulfilling certain requirements. The amount of contingent payments earned is allocated to goodwill. The assets of R2D principally consist of intellectual property and technology, customer lists, customer contracts, trademarks, non-compete agreements, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include current liabilities, loans, obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

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

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (dollars in thousands):

		Useful Life
Assets Acquired:
Current Assets	$4,907
Property, plant & equipment	234
Intangible assets:
Non-compete agreements	176	8 years
Customer lists	1,216	10 years
Technology	1,572	10 years
Backlog and other	226	1-10 years
Goodwill	2,260
Total assets acquired	10,591

Liabilities Assumed:
Current Liabilities	2,647
Long-term liabilities	1,257
Total liabilities assumed	3,904
Net assets acquired	$6,687

The following consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of the nine months ended June 30, 2007. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period and is not necessarily indicative of results that may be obtained in the future (unaudited):

	Three Months	Nine Months
	Ended June 30,	Ended June 30,
	2007	2007
	(dollars in thousands, except per share amounts)
Revenues	$14,087	$36,147
Net income	$1,147	$1,649
Net income per share:
Basic	$0.18	$0.33
Diluted	$0.17	$0.32

For purposes of the above pro forma presentation, the historical revenues and earnings of R2D for the three and nine months ended June 30, 2007 have been combined with the revenues and earnings of Amtech for the three and nine months ended June 30, 2007.

10. Restructuring Charge

In the third quarter of fiscal 2008, Bruce Technologies operations were reorganized to better position the company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. As a result of this reorganization, the company notified certain personnel of their termination date and severance and recorded a restructuring charge of $0.3 million, of which $0.1 million had been paid as of June 30, 2008. These charges are presented as a separate line item on the Condensed Consolidated Statements of Operations.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of goods sold	71%	73%	72%	74%
Gross margin	29%	27%	28%	26%
Operating expenses:
Selling, general and administrative	20%	21%	23%	22%
Restructuring Charge	1%	0%	1%	0%
Research and Development	1%	1%	1%	1%
Total operating expenses	22%	22%	25%	23%
Income from operations	7%	5%	3%	3%
Interest and other income (expense), net	1%	1%	2%	1%
Income before income taxes	8%	6%	5%	4%
Income taxes	3%	-2%	3%	0%
Net Income	5%	8%	2%	4%

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

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Net Revenue	2008	2007	(Dec)%		2008	2007	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor Equipment Segment	$22,138	$10,886	$11,252	103%	$47,743	$26,641	$21,102	79%
Polishing Supplies Segment	2,009	1,988	21	1%	5,736	6,223	(487)	(8%)
Total	$24,147	$12,874	$11,273	88%	$53,479	$32,864	$20,615	63%

Net revenue for the quarter ended June 30, 2008 increased $11.3 million, or 88%, compared to the quarter ended June 30, 2007. Revenue from the solar and semiconductor equipment segment increased $11.3 million, or 103%, due to significantly higher shipments to the solar industry, partially offset by decreased shipments to the semiconductor industry. The growth in solar shipments was driven by the continuing increase in demand for solar products from our customers and the success of our increased marketing and sales efforts in penetrating the solar market. The decrease in net revenue from the semiconductor industry was due primarily to the overall cyclical downturn in the semiconductor industry.

Net revenue for the nine months ended June 30, 2008 increased by $20.6 million, or 63%, compared to the nine months ended June 30, 2007. Revenue from the solar and semiconductor equipment segment increased $21.1 million, or 79%, due to higher solar product revenues, partially offset by decreased revenues from the semiconductor industry. The decrease of $0.5 million, or 8%, in net revenue from the Polishing Supplies Segment is due primarily to lower shipments of insert carriers and polishing machines caused by higher competition in the insert carrier market and the current downturn in the semiconductor industry.

The following table reflects new orders (1), shipments and net revenues for the third quarter of the current and prior fiscal year, and the backlog as of the end of those periods, on a consolidated basis, as well as for each of our two business segments.

	Third Quarter			Year-to-Date
	Solar and			Solar and
	Semi-	Polishing		Semi-	Polishing
	conductor	Supplies	Total	conductor	Supplies	Total
	Equipment	Segment	Company	Equipment	Segment	Company
	(dollars in thousands)			(dollars in thousands)
2008:
New orders (1)	$17,215	$2,920	$20,135	$81,057	$7,923	$88,980
Shipments	24,449	1,997	26,446	48,927	5,728	54,655
Net revenues	22,138	2,009	24,147	47,743	5,736	53,479
R2D purchased	-	-	-	1,779	-	1,779
Backlog 6/30/2008	57,076	3,070	60,146	57,076	3,070	60,146
Book-to-bill ratio	0.7:1	1.5:1	0.8:1	1.7:1	1.4:1	1.6:1
2007
New orders (1)	$15,020	$2,314	$17,334	$33,477	$6,440	$39,917
Shipments	11,638	1,988	13,626	27,510	6,223	33,733
Net revenues	10,886	1,988	12,874	26,641	6,223	32,864
Backlog 6/30/2007 (2)	19,450	1,203	20,653	19,450	1,203	20,653
Book-to-bill ratio	1.3:1	1.2:1	1.3:1	1.2:1	1.0:1	1.2:1

(1)	Orders are net of cancellations and include the change in the U.S. dollar value of orders recorded in euros by our solar and semiconductor equipment segment.

(2)

The solar and semiconductor equipment segment backlog as of June 30, 2007 includes $1.0 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Backlog

Our order backlog as of June 30, 2008 and 2007 was $60.1 million and $20.7 million, respectively, a 191% increase. Our backlog as of June 30, 2008 includes approximately $44.2 million of orders from our solar industry customers compared to $11.5 million of orders from our solar industry customers at June 30, 2007. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. We believe the orders included in backlog are probable of being filled and not cancelled. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts, the cost of customer support and field service for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of certain systems and subsystems to third parties and supplemental contract field service is included in cost of goods sold.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Gross profit	2008	2007	(Dec)%		2008	2007	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor Equipment Segment	$6,457	$2,758	$3,699	134%	$12,971	$6,533	$6,438	99%
Polishing Supplies Segment	621	666	(45)	(7%)	1,794	2,151	(357)	(17%)
Total	$7,078	$3,424	$3,654	107%	$14,765	$8,684	$6,081	70%
Gross margin	29%	27%			28%	26%

Gross profit for the quarter ended June 30, 2008 increased $3.7 million or 107% from $3.4 million in the third quarter of fiscal 2007 to $7.1 million in the third quarter of fiscal 2008. Gross margin in the third quarter was 29% compared to 27% in the third quarter of fiscal 2007. Gross margin in the solar and semiconductor equipment segment improved to 29% in the third quarter compared to 25% in the same quarter of the prior year, due primarily to higher shipment volumes and the related efficiencies and economies of scale, offset by higher warranty costs and higher deferred profit. Gross profit and margins in the polishing supplies segment decreased due to increased competition in the insert carrier market. We deferred $1.8 million profit for the quarter ended June 30, 2008, net of acceptances, compared to a net deferral of $0.7 million for the quarter ended June 30, 2007.

Gross profit for the nine months ended June 30, 2008 increased $6.1 million or 70% from $8.7 million in the first nine months of fiscal 2007 to $14.8 million in the first nine months of fiscal 2008. Gross margin increased from 26% in the first nine months of fiscal 2007 to 28% in the first nine months of fiscal 2008. This improvement resulted mainly from the efficiencies realized in fiscal 2008, offset by higher warranty costs and higher deferred profit as discussed above. We deferred $1.6 million profit for the nine months ended June 30, 2008, net of acceptances, compared to a net deferral of $0.7 million for the nine months ended June 30, 2007.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended				Nine Months Ended
Selling, general	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
and administrative	2008	2007	(Dec)%		2008	2007	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$4,482	$2,335	$2,147	92%	$11,030	$6,231	$4,799	77%
Polishing Supplies Segment	365	365	-	0%	1,085	1,105	(20)	(2%)
Total	$4,847	$2,700	$2,147	80%	$12,115	$7,336	$4,779	65%
Percent of net revenue	20%	21%			23%	22%

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2008 increased $2.1 million, or 80%, from $2.7 million to $4.8 million compared to the quarter ended June 30, 2007. SG&A expenses include $0.1 million of stock-based compensation expense in the quarters ended June 30, 2008 and 2007. SG&A expenses for the quarter ended June 30, 2008, include $0.1 million of costs related to compliance with the Sarbanes-Oxley Act. The increase in SG&A expenses was due primarily to $1.1 million of increased selling expense related to higher revenues generated in regions where third party sales agents are utilized. In addition, we incurred $0.3 million of expense at R2D for which there were no comparable expenses in the prior year quarter. The remainder of the increase in SG&A resulted from increased depreciation and operating costs for the new building in The Netherlands and increased personnel and consulting costs. The increased personnel and consulting costs include increased incentive compensation costs and costs incurred to comply with the Sarbanes-Oxley Act, improve internal financial and operational reporting and implement improvements in operational efficiencies.

For the nine months ended June 30, 2008, SG&A increased $4.8 million or 65% compared to the nine month period ended June 30, 2007. SG&A expenses include $0.4 million and $0.2 million of stock-based compensation expense for the nine months ended June 30, 2008 and 2007, respectively. SG&A expenses for the nine months ended June 30, 2008 includes $0.3 million of costs related to compliance with the Sarbanes-Oxley Act. The increase reflects $0.9 million of costs incurred by R2D in fiscal 2008 for which there were no comparable expenses in the prior year period. Selling expenses increased $2.1 million due to increased commissions and increased sales and marketing activity. As previously discussed, personnel costs and professional fees, including costs related to moving our Netherlands operations into our new building, increased as we continued to execute our growth strategies and manage the increasing compliance obligations of a growing multi-national public company.

Restructuring Charge

In the third quarter of fiscal 2008, our Bruce Technologies operations were reorganized to better position the company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. The reorganization resulted in a restructuring charge of $0.3 million, consisting mainly of severance and placement costs for personnel affected by the reduction in force.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Research and Development	2008	2007	(Dec)%		2008	2007	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$210	$117	$93	80%	$686	$376	$310	82%
Polishing Supplies Segment	-	-	-	0%	-	-	-	0%
Total	$210	$117	$93	80%	$686	$376	$310	82%

Research and development costs for the three and nine months ended June 30, 2008 increased $0.1 million and $0.3 million, respectively compared to the three and nine-month periods ended June 30, 2007. The increase results from increased focus on the solar industry and reflects our partnering-based approach, in which our engineering and development teams work closely with leading solar research centers and our customers to ensure our products are tailored to meet our customers’ specific requirements while at the same time minimizing research and development costs.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended			Nine Months Ended
Interest and other	June 30,	June 30,	Inc.	June 30,	June 30,	Inc.
income (expense), net	2008	2007	(Dec)	2008	2007	(Dec)
	(dollars in thousands)			(dollars in thousands)
Interest and other income
(expense), net	$169	$155	$14	$673	$324	$349
Foreign currency gains (losses)	79	15	64	76	(11)	87
Total	$248	$170	$78	$749	$313	$436

Interest income represents earnings on invested funds. Interest expense primarily consists of interest incurred on our overdraft facility and equipment financing. Interest income on invested funds increased due to funds raised in the secondary public offerings of common stock during the second quarter of fiscal 2007 and the first quarter of fiscal 2008. Increases were offset by significantly lower interest rates in fiscal 2008 as compared to fiscal 2007. Foreign currency gains or losses were less than $0.1 million in each reporting period.

Income Taxes

During the three months ended June 30, 2008 we recorded an income tax provision of $0.8 million, reflecting an effective tax rate of 40%. For the same period in fiscal 2007, we recorded a tax benefit of $0.2 million, including a $0.5 million reduction in the valuation allowance on deferred tax assets. During the nine months ended June 30, 2008 and 2007, we recorded income tax provisions of $0.9 million and effectively zero, respectively. The effective tax rates used for calculating the income tax provisions for the nine months ended June 30, 2008 and 2007 were approximately 42% and 39%, respectively, excluding the favorable impact of reductions in the valuation allowance on deferred tax assets. These rates are based upon estimates of annual income, annual permanent differences, and statutory tax rates in the jurisdictions in which we operate. The effective tax rate including the change in the valuation allowance was 40% and less than 1% for the nine months ended June 30, 2008 and 2007, respectively.

The Company intends to maintain a valuation allowance on deferred tax assets related to state and foreign net operating losses until evidence supports the conclusion that it is more likely than not that those deferred tax assets may be realized. The amount of the valuation allowance at June 30, 2008 and September 30, 2007 was $0.4 million and $0.5 million, respectively.

As a result of the application of the provisions of FIN 48, we recognized as of October 1, 2007 an additional tax liability of $0.3 million for uncertain tax positions and a decrease in the October 1, 2007 balance of retained earnings of an equal amount. The impact related to the provisions of Fin 48 was less than $0.1 million for the nine months ended June 30, 2008. Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year.

Liquidity and Capital Resources

At June 30, 2008 and September 30, 2007, cash and cash equivalents and restricted cash were $36.9 million and $18.8 million, respectively. Our working capital increased $28.2 million to $58.7 million as of June 30, 2008, compared to $30.5 million at September 30, 2007. The increase in cash and cash equivalents and working capital resulted primarily from the $33.6 million of net proceeds from the secondary public offering of common stock during November 2007. The increase was partially offset by $8.1 million invested in the acquisition of R2D and capital expenditures made primarily to improve the manufacturing facility in The Netherlands, which increased the capacity of our solar and semiconductor equipment segment.

We have a line of credit in the amount of Euro 1.0 million (approximately $1.6 million) as of June 30, 2008. The line of credit accrues interest at a rate of 1.75% over a Netherlands bank’s basic interest rate (5.5% as of June 30, 2008). The line of credit has no fixed expiration date. The line of credit is secured by trade account receivable in the Netherlands. As of June 30, 2008, bank guarantees in the amount of Euro 0.8 million were secured by this line of credit leaving Euro 0.2 million available.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included capital leases, long-term debt and the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings. In the first quarter of fiscal 2008, we utilized approximately $7.1 million of cash to acquire R2D Ingenierie and made a working capital infusion to R2D of $1.0 million that was used to satisfy certain outstanding obligations. Cash of $5.5 million was paid at closing plus acquisition costs of $1.1 million, including cost of legal representation and due diligence. Cash contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements were deposited in an escrow account. As of June 30, 2008, approximately $0.3 million of the $1.6 million was paid to sellers in recognition of fulfilling certain requirements. R2D is a solar cell and semiconductor automation equipment manufacturing company located near Montpellier, France. Also, in the first quarter of fiscal 2008, we completed the sale of 2,500,000 shares of common stock in a public offering for $14.41 per share. The net proceeds of the sale of common stock after offering expenses and underwriting fees was approximately $33.6 million. The availability of such capital resources in the future depends on the condition of the relevant debt or equity markets and our long-term and recent operating performance and financial condition. There can be no assurance that we can raise such additional capital resources on satisfactory terms.

Cash Flows from Operating Activities

Cash used in our operating activities was $4.2 million for the nine months ended June 30, 2008, compared to $4.1 million used in such activities for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 cash was primarily used to finance increases in inventory ($10.8 million), accounts receivable ($5.2 million), prepaid and other assets ($0.7 million) and deferred income taxes of ($1.8 million). This use of cash was partially offset by increases in accounts payable of $4.1 million, accrued liabilities, customer deposits of $4.9 million, deferred profit of $1.6 million and $1.1 million of depreciation and amortization, which are noncash expenses.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2008 and 2007 used $10.5 million and $3.8 million of cash, respectively. Our investing activities for the nine months ended June 30, 2008 used $8.1 million of cash in the acquisition of R2D. Capital expenditures of $2.4 million resulted primarily from improvements to the new building in The Netherlands. Restricted cash decreased $0.4 million. Restricted cash represents funds securing customer deposits as well as bank guarantees in excess of our available credit facility in The Netherlands. During fiscal 2007, the most significant investing activity was the purchase of a 48,000 sq. ft. manufacturing facility located in Vaassen, The Netherlands for approximately $3.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2008 was $33.3 million. Cash of $33.6 million was provided by the sale of 2,500,000 shares of common stock in an underwritten public offering at a price to the public of $14.41 per share. An additional $0.3 million was provided by the exercise of stock options. These sources of cash were offset by the payment of long-term debt of $0.7 million. In the second quarter of 2008, we paid the remaining balance of the mortgage on our building in Heerde, The Netherlands in the amount of $0.5 million. This compares to $19.5 million of cash provided by financing activities during the nine months ended June 30, 2007 which primarily consists of the $19.4 million, net of expenses, raised in a secondary public offering of the Company’s common stock.

Off-Balance Sheet Arrangements

As of June 30, 2008, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since September 30, 2007 have been changes in purchase obligations and long-term debt (See Note 7 of the Condensed Consolidated Financial Statements). Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2007, for information on the Company’s other contractual obligations.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2008, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

As of June 30, 2008, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three and nine month periods ended June 30, 2008 and 2007. As of June 30, 2008, our foreign subsidiaries had $1.7 million of assets (cash and receivables) denominated in currencies other than the functional currency. A 10% change in the value of the functional currency relative to the nonfunctional currency would result in gains or losses of $0.2 million. As of June 30, 2008, we had $2.8 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the functional currency relative to the non-functional currency would result in net gains or losses of $0.3 million. Our net investment in and long-term advances to our foreign operations totaled $33.6 million as of June 30, 2008. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $3.4 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During the nine months ended June 30, 2008, our European operations transacted U.S. dollar denominated sales and purchases of $1.8 million and $4.9 million, respectively. As of June 30, 2008, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $3.7 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be approximately $0.4 million greater than or less than expected on the date the order was taken.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first nine months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 13, 2008

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