Form 10-K
period 2008-09-30
AMTECH SYSTEMS INC
filed 2008-12-10
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2008
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

Common Stock, $0.01 Par Value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ] Accelerated filer [X] Non-accelerated filer [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of March 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109,255,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of December 5, 2008, the registrant had outstanding 9,096,048 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrants 2008 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2008, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Table of Contents

FORWARD-LOOKING STATEMENTS

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K, or made by management of Amtech Systems, Inc. and its subsidiaries (“the Company” or “Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “ITEM 1A. RISK FACTORS.” These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

Amtech (www.amtechsystems.com) was incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We conduct operations through four wholly-owned subsidiaries: Tempress Systems, Inc., a Texas corporation with all of its operations in The Netherlands, acquired in 1994, also referred to herein as Tempress Systems or Tempress; P.R. Hoffman Machine Products, Inc. (PR Hoffman), an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997, or PR Hoffman; Bruce Technologies, Inc. (Bruce Technologies), a Massachusetts corporation based in Billerica, Massachusetts, acquired in July 2004, or Bruce Technologies; and R2D Ingenierie SAS (R2D), a French corporation located near Montpellier, France, acquired in October 2007. See Exhibit 21 Subsidiaries for a complete list of our subsidiaries.

We are a leading supplier of horizontal diffusion furnace systems used for solar (photovoltaic) cell and semiconductor manufacturing, and are recognized in the markets we serve for our technology and our brands. We operate in two business segments: (i) solar and semiconductor equipment and (ii) polishing supplies. Our solar and semiconductor equipment is sold under the well-known and respected brand names of Tempress Systems and Bruce Technologies, which have customers in both the solar industry and the semiconductor industry. Within the solar industry, we provide diffusion and automation equipment to solar cell manufacturers. Within the semiconductor industry, we provide equipment to manufacturers of analog, power, automotive and microcontroller chips with geometries greater than 0.3 micron, denoted as µ, a strategy we believe minimizes direct competition with significantly larger suppliers of semiconductor equipment. Under the PR Hoffman brand, we believe we are also a leading supplier of insert carriers to manufacturers of silicon wafers, and we provide lapping and polishing consumable products as well as equipment used in various industries.

We have been providing manufacturing solutions to the semiconductor industry for over 30 years and are leveraging our semiconductor technology and industry presence in an effort to capitalize on growth opportunities in the solar industry. Our customers use our furnaces to manufacture solar cells, semiconductors, silicon wafers and microelectromechanical systems(MEMS), which are used in end markets such as telecommunications, consumer electronics, computers, automotive, hand-held devices and solar industry products. To complement our research and development efforts, we also sell our furnaces to research institutes and universities.

For fiscal 2008, we recognized net revenue of $80.3 million, which included $50.1 million of solar revenue or approximately 62% of our total revenue. These results compare to $46.0 million of net revenue for fiscal 2007, which included $12.5 million of solar revenue or approximately 27% of our total revenue. Our order backlog as of

September 30, 2008 and 2007 was $46.7 million and $22.9 million, respectively, a 104% increase. Our backlog as of September 30, 2008 included approximately $36.7 million of orders from our solar industry customers compared to $17.4 million of orders from our solar industry customers as of September 30, 2007. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $72.1 million during fiscal 2008, compared to $21.4 million and $8.0 million in fiscal 2007 and 2006, respectively.

For information regarding net revenue, operating income and identifiable assets attributable to each of our two business segments, see Note 10 of the Notes to Consolidated Financial Statements included herein and “ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of this Annual Report. For information on the products of each segment, see “Solar and Semiconductor Equipment Segment Products” and “Polishing Supplies Segment Products” within this “ITEM 1. BUSINESS” section. For information regarding the impact of the worldwide economic downturn and other risks to our business, see “ITEM 1A. RISK FACTORS.”

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

Experienced Management Team. We are led by a highly experienced management team. Our chief executive officer (CEO) has over 35 years of industry experience, including 27 years with our company. Our four general managers have an average of over 20 years of solar and semiconductor industry experience and an average of 18 years with our company (including our predecessor companies).

Established, Diversified Customer Base. We have long-standing relationships with many of our top customers, which we believe remain strong. We maintain a broad base of customers, including leading solar cell manufacturing companies, as well as semiconductor and wafer manufacturing companies. During fiscal 2008, our largest customer accounted for approximately 20% of our net revenue and our top 10 customers collectively represented approximately 62% of our net revenue. In fiscal 2007, our largest customer accounted for approximately 13% of our net revenue, and our top 10 customers collectively represented approximately 52% of our net revenue. In fiscal 2006, our largest customer accounted for approximately 17% of our net revenue, and our top 10 customers collectively represented approximately 58% of our net revenue. Our largest customer has been different in each of the last three fiscal years.

Proven Acquisition Track Record. Over the last thirteen years we have developed an acquisition program that has resulted in the acquisition of four significant businesses. In October 2007, we acquired R2D, a solar and semiconductor automation company located near Montpellier, France. We believe the acquisition of the technology and business of R2D enhances our growth strategy by allowing us to increase our sales by offering an integrated system under the Tempress brand to the solar industry. In July 2004, we acquired the Bruce Technologies line of semiconductor horizontal furnace operations, product lines and other assets from Kokusai, a wholly-owned subsidiary of Hitachi, Japan and its affiliate, Kokusai Electric Europe, GmbH. We continue to market the horizontal furnace product line under the name Bruce Technologies. Bruce Technologies has a large installed base, including several large semiconductor manufacturers. In July 1997, we acquired substantially all of the assets of PR Hoffman. This acquisition enabled us to offer new consumable products, including lapping and polishing carriers, polishing templates, lapping and polishing machines and related consumable and spare parts to our existing customer base as well as to target new customers. In 1994, we acquired certain assets of Tempress and hired Tempress’s engineers to develop our first models of the Tempress horizontal diffusion furnaces for production in The Netherlands.

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

Leading Technology Solutions and New Product Development. We pursue a partnering-based approach, in which our engineering and development teams work closely with our customers to ensure our products are tailored to meet our customers’ specific requirements. We believe this approach enables us to more closely align ourselves with our customers and provide them with superior systems. We believe our line of horizontal diffusion furnaces, which allow high wafer-per-hour throughput, is more technologically advanced and reliable than most of our competitors’ equipment. In addition, the processing and temperature control systems within the furnace provide diverse and proven process capabilities, which enable the application of high-quality films onto silicon wafers. We believe our recently acquired R2D solar automation technology will provide efficiencies in the manufacturing process that will allow our customers to be more competitive in their respective markets. We developed a small batch vertical furnace jointly with a major European customer and are currently developing five different thin film processes for use with this furnace. We retain full ownership of this technology. We shipped two of these systems in fiscal 2005 and one in 2006. In addition, in 2007, we shipped a small batch vertical furnace utilizing DSG Technologies (DSG) microwave technology to DSG. In 2007, we also began selling precision thickness wafer carriers. This is an internally developed product that we expect will increase our sales to the wafer carrier market.

Geographically Diverse Customer Base. We believe that our geographically diverse revenue stream helps to minimize our exposure to fluctuations in any one market, and to maximize our access to potential customers relative to our competitors with geographically concentrated operations. The geographic distribution of our net revenues from fiscal 2006 through 2008 is as follows:

	2008	2007	2006
Asia - Pacific	68%	52%	41%
North America	16%	28%	35%
Europe	16%	20%	24%

The figures set forth in the above table represent percentages of the net revenues for each of the last three fiscal years as such net revenues are reported in our financial statements at “ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

Capitalizing on Growth Opportunities in the Solar Industry. We have had recent success in increasing our sales to the solar industry. Our fiscal 2008 solar orders totaled $72.1 million compared to $21.4 million and $8.0 million in fiscal 2007 and 2006, respectively. We believe the increase in orders from solar cell manufacturers is due to our focused product development and marketing efforts, as well as to growing overall demand from the solar industry. We believe that long-term growth in the solar industry will be driven by rising energy demand, the increasing scarcity of traditional energy resources coupled with rising prices, the growing adoption of government incentives for solar energy due to increasing environmental awareness and concern about energy independence, the gradually decreasing cost of solar energy and the changing consumer preferences toward renewable energy sources.

Capitalizing on Growth Opportunities in the Asia-Pacific Market. With our extensive global knowledge and experience, particularly in Asia, we intend to further leverage our established sales channels in the Asia-Pacific market for current and future products. The Asia-Pacific region continues to be an important and expanding market for us, particularly because of the continuing migration of solar cell and semiconductor manufacturing to countries in that region. According to Solar Plaza, an independent solar energy information service, total solar cell production in China is expected to grow from 600 MWp in 2005 to 2,200 MWp in 2010 for a CAGR of 30%.

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

____________________

(*)     Manufacturing process steps which are performed using our products.

Most semiconductor chips are built on a base of silicon, called a wafer, and include multiple layers of circuitry that connect a variety of circuit components, such as transistors, capacitors and other components. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers, including insulators. Similar processes are then used to build the layers of wiring structures on the wafer. These are all referred to as “front-end” processes. A simplified sequence of front-end processes for fabricating typical chips involves:

(1)	forming an ingot by pulling molten silicon;

(2)	slicing the silicon ingot into wafers of uniform thickness with a wire saw;

(3)	lapping and polishing the silicon wafer to a mirror-like finish;

(4)	cleaning the wafer;

(5)	forming a thin film-layer of silicon dioxide on the wafer in a diffusion furnace where oxygen, hydrogen or a combination of the two is introduced to cause a chemical reaction (oxidation) with the silicon wafer’s surface;

(6)	diffusing impurities (doping) in order to change the wafer’s electrical properties.

(7)	depositing insulating or conducting layers on the wafer surface, which sometimes is accomplished in a diffusion furnace via a chemical reaction called chemical vapor deposition;

(8)	coating and baking a photosensitive material, called photoresist, on the wafer;

(9)	creating circuit patterns by exposing the wafer to light directed through a mask with circuit patterns;

(10)	removing the soluble portion of the photoresist by placing the wafer in a chemical solution, leaving only the desired pattern;

(11)	etching away the exposed areas to create a dimensional pattern on the wafer surface;

(12)	creating electrically charged conductive regions by driving ions into the exposed areas of the patterned wafer; and

(13)	annealing the wafer through a high temperature process to relieve stress and drive the implanted ions deeper into the wafer.

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

Depending on the device, our polishing supplies segment’s products may be used in lapping and polishing (step 3) and our solar and semiconductor equipment segment’s products may be used in forming silicon dioxide films (step 5), doping (step 6), depositing insulating and conducting layers (step 7) and the annealing processes (step 13).

SOLAR AND SEMICONDUCTOR EQUIPMENT SEGMENT PRODUCTS

Our furnace and automation equipment is manufactured in our facilities in The Netherlands, France, and Massachusetts. The following paragraphs describe the products that comprise our solar and semiconductor equipment segment:

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

Double-Sided Planetary Lapping and Polishing Machines. Double-sided lapping and polishing machines are designed to process thin and fragile materials, such as semiconductor silicon wafers, precision optics, computer disk media and ceramic components for wireless communication devices, to exact tolerances of thickness, flatness, parallelism and surface finish. On average, we believe that we offer our surface processing systems at a lower price than systems offered by our competitors and target the semiconductor, optics, quartz, ceramics, medical, computer disk and metal working markets. During fiscal 2004, we introduced and delivered our first Model 5400 lapping and polishing machine, capable of processing parts up to 19.5 inches in diameter, including 300mm wafers and higher capacities of smaller parts. This machine is our largest and is superior to our previous model, because it uses servo motors rather than hydraulics and is equipped with a Windows touch-screen interface, for better control of speeds and pressure, optional thickness control, and crash protection. We believe our 5400 model is especially well-suited for thin and fragile materials. We also produce and sell a wide assortment of plates, gears, parts and wear items for our own machines and those sold by many of our competitors.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

Our solar and semiconductor equipment manufacturing activities consist primarily of engineering design, procurement and assembly of various commercial and proprietary components into finished diffusion furnace systems in Vaassen, The Netherlands, France, and Billerica, Massachusetts.

Nearly all of our fabricated parts for the solar and semiconductor equipment segment are purchased from local suppliers. Our manufacturing activities in the polishing supplies and equipment segment include laser-cutting and other fabrication steps in producing lapping and polishing consumables, including carriers, templates, gears, wear items and spare parts in Carlisle, Pennsylvania, from raw materials manufactured to our specifications by our suppliers. Many items, such as proprietary components for our solar and semiconductor equipment and lapping plates, are also purchased from suppliers who manufacture these items to our specifications.

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

In April 2007, we entered into a licensing and manufacturing agreement to develop and market an antireflective coating system for solar cells with PST Co., LTD., a South Korean producer of vertical thermal processing systems for high-end semiconductor applications. This plasma-enhanced chemical vapor deposition (PECVD) system is used in high-volume, solar cell manufacturing and is an important step in the solar cell manufacturing process. The licensing agreement allows us to market PST’s existing PECVD system, and for PST to develop and manufacture a new PECVD model for us to market to high-volume solar cell manufacturers.

The 10-year licensing agreement will enable us to sell this product to our solar customer base through our extensive global sales and marketing network on an exclusive basis, with the exception of sales in Korea and to one existing customer of PST, for which PST retains exclusive rights. Additionally, we believe this product will enable us develop new customer relationships.

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer’s order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive small research grants for research and development of products in The Netherlands, which are netted against our research and development costs. Our approach to such expenditures has allowed us to produce a number of new products while spending amounts that we believe are generally modest in relation to most semiconductor equipment manufacturers. Our expenditures that have been accounted for as research and development were $1.1 million (1.4% of net revenue) for fiscal 2008, $0.6 million (1.2% of net revenue) for fiscal 2007 and $0.4 million (1.1% of net revenue) in fiscal 2006. These amounts exclude those expenses incurred in connection with customer orders or supported by government grants.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Country	Expiration Date or Pending Approval
IBAL Model S-300	France,	Pending
	Germany,	Pending
	Italy,	Pending
	The Netherlands,	Pending
	United Kingdom	Pending
Heating Element Wire Spacer	Europe	Pending
Photo CVD	United States	November 15, 2011
Potential Damage-free Asher	United States	September 8, 2018
IBAL Model S-300	United States	July 7, 2019
IBAL Model S-300	United States	July 26, 2019
IBAL Model E-300	United States	July 13, 2021
Fast, Safe, Pyrogenic External Torch Assembly (*)	United States	December 17, 2011
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

Sales to distributors of both segments are generally on terms comparable to sales to end user customers, as our distributors generally quote their customers after first obtaining a quote from us and have an order from the end-user before placing an order with us. Our sales to distributors are not contingent on their future sales and do not include a general right of return. Historically, returns have been rare. Distributors of our solar and semiconductor equipment segment products do not stock a significant amount of our products, as the inventory they do hold is primarily limited to parts needed to provide timely repairs to the customer.

Payment terms of our parts, service and retrofit sales, which usually comprise approximately 50-60% of consolidated net revenue, are generally net 30 days, F.O.B. shipping point or equivalent terms. The payment terms of equipment or systems sales vary depending on the size of the order and the size, reputation and creditworthiness of the customer. As a result, the financial terms of equipment sales can range from 80% due 30 days after shipment and 20% due 30 days after acceptance, to requiring a 30% customer deposit 30 days after order placement, 60% due 30 days after shipment and 10% net due 30 days after acceptance. Letters of credit are required of certain customers depending on the size of the order, creditworthiness of the customer and the customers’ country of domicile.

During fiscal 2008, 84% of our net revenue came from customers outside of North America. This group represented 72% of revenues in fiscal 2007. In fiscal 2008, net revenue was distributed among customers in different geographic regions as follows: North America 16% (15% of which is in the United States), Asia 68% (including 46% to China and 14% to Taiwan) and Europe 16%. During fiscal 2008, 2007 and 2006, one customer accounted for approximately 20%, 13%, and 17% of our net revenue, respectively. Our largest customer has been different in each of the last three fiscal years. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated demand for integrated circuits, the development of new technologies and global and regional economic conditions.

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

The Solar Cell Semiconductor Devices, Semiconductor Wafer, and MEMS Markets. Our diffusion furnaces and automation processing equipment primarily compete with those produced by other domestic and foreign original equipment manufacturers, some of which are well-established firms that are much larger and have substantially greater financial resources than us. Some of our competitors have a diversified product line, making it difficult to quantify their sales of products that compete directly with our products. Competitors of our horizontal diffusion furnaces include Centrotherm GmbH, Koyo Systems Co. Ltd., MRL Industries, Inc., a subsidiary of Sandvik AB, CVD Equipment, Inc., Semco Engineering S.A., Expertech, Inc. and Tystar Corporation. Competitors of our lapping and polishing machines and supplies include Lapmaster International, LLC, Hamai Co., Ltd., Speedfam Co., Ltd., Onse, Inc. and Eminess Technologies, Inc. Such competition could intensify in the future if the industry trend to produce smaller chips on larger wafers accelerates, or the newer technology represented by vertical furnaces results in a material shift in the purchasing habits of our targeted customers. Our furnaces and lapping and polishing machines also face, to a limited, but increasing extent, competition from used equipment on the low-end of the price spectrum.

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

EMPLOYEES

As of September 30, 2008, we employed approximately 210 people. Of these employees, approximately 10 were based at our corporate offices in Tempe, Arizona, 35 at our manufacturing plant in Carlisle, Pennsylvania, 20 at our manufacturing plant in Billerica, Massachusetts, 80 at our facilities in The Netherlands, 40 at our facilities in France and 25 in our contract semiconductor manufacturing support services business located in Austin, Texas. Of the approximately 35 people employed at our Carlisle, Pennsylvania facility, about 20 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike. We consider our employee relations to be good.

AVAILABLE INFORMATION

Our annual, quarterly and current reports, proxy statements and other information, including the amendments to those reports, are available, without charge, on our website, www.amtechsystems.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). In addition, our SEC filings are available over the internet at the SEC’s website at http://www.sec.gov.

You may also read and copy any document that we file at the SEC’s public reference room at:

Public Reference Room
100 F Street, N.E.
Washington, D.C. 20549
1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room and their copy charges. Copies of our key governance documents, code of ethics, and charters of our audit, compensation and corporate governance committees are also available on our website.

Information contained on our website is not part of this Annual Report and is not incorporated in this Annual Report by reference.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to our Business and Industry.

Recent deterioration in the global economy and credit markets may materially and adversely affect our future results of operations.

Our operations may be adversely affected by the recent deterioration in the global economy causing our customers to delay or cease spending on our products. The recent tightening of the credit markets may negatively impact our operations by affecting the liquidity and/or solvency of our customers and key suppliers and the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate, our financial condition and results of operations will likely be adversely impacted. We have no way of determining how long the global economic crisis, including the tightening of credit markets, will last.

If demand declines for horizontal diffusion furnaces and related equipment, or for solar industry products, our financial position and results of operations could be materially and adversely affected.

The revenue of our solar and semiconductor equipment segment, which accounted for approximately 90% of our consolidated net revenue as of September 30, 2008, is comprised primarily of sales of horizontal diffusion furnaces and our automation products. Our automation products are useable only with horizontal diffusion furnaces. There is a trend in the semiconductor industry, related to the trend to produce smaller chips on larger wafers, towards the use in semiconductor manufacturing facilities of newer technology, such as vertical diffusion furnaces. Vertical diffusion furnaces are more efficient than the horizontal diffusion furnaces in certain manufacturing processes for smaller chips on larger wafers. As early as 1994, we had expected that demand for our horizontal diffusion furnaces would decline as a result of this trend. We believe this trend has not yet adversely affected us to the extent originally expected. However, to the extent that the trend to use vertical diffusion furnaces over horizontal diffusion furnaces continues, our revenue may decline and our corresponding ability to generate income may be adversely affected. A significant part of our growth strategy involves expanding our sales to the solar industry. The solar industry is subject to risks relating to industry shortages of polysilicon, (which we discuss further below), the continuation of government incentives, the availability of specialized capital equipment, global energy prices and rapidly changing technologies offering alternative energy sources. If the demand for solar industry products declines, the demand by the solar industry for our products would also decline and our financial position and results of operations would be harmed.

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

The ongoing volatility of the solar and semiconductor equipment industry may negatively impact our business and results of operations and our corresponding ability to efficiently budget our expenses.

The solar and semiconductor equipment industries are highly cyclical. As such, demand for and the profitability of our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in:

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

Since our business has historically been subject to cyclical industry conditions, we have experienced significant fluctuations in our quarterly new orders and net revenue, both within and across years. Demand for solar semiconductor and silicon wafer manufacturing equipment and related consumable products has also been volatile as a result of sudden changes in solar and semiconductor supply and demand and other factors in both semiconductor devices and wafer fabrication processes. Our orders tend to be more volatile than our revenue, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenue tends to be recognized over multiple quarters as a result of procurement and production lead times and the deferral of certain revenue under our revenue recognition policies. Customer delivery schedules on large system orders can also add to this volatility since we generally recognize revenue for new product sales on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new products revenue is typically subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

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

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell products that require our products in their manufacture. During fiscal 2008 we had one customer that individually represented 20% of revenue. Many of our customer relationships have been developed over a short period of time and certain customers are in their preliminary stages of development. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications, materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. We cannot be certain that these customers will generate significant revenue for us in the future nor that these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

As of September 30, 2008, accounts receivable from two customers each exceeded 10% of accounts receivable; these two customers accounted for 22% and 20% of total accounts receivable, respectively. A concentration of our receivables from one or a small number of customers places us at risk. If any one or more of our major customers does not pay us it could adversely affect our financial position and results of operations. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit of certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile.

If any of our customers cancels or fails to accept a large system order, our financial position and results of operations could be materially and adversely affected.

Our backlog includes orders for large systems, such as our diffusion furnaces, with system prices of up to and in excess of $1.0 million depending on the system configuration, options included and any special requirements of the customer. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our financial position and results of operations could be materially and adversely affected should any large systems order be cancelled prior to shipment, or not be accepted by the customer. We have experienced significant cancellations in the past, including $1.2 million in fiscal 1999, $3.5 million in 2001, and $1.2 million in 2002. We have not experienced any significant cancellations since 2002. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. Our backlog does not provide any assurance that we will realize revenue or profit from those orders or indicate in which period net revenue will be recognized, if ever.

Our business might be adversely affected by a decline in our sales to foreign customers.

During fiscal 2007, 72% of our net revenue came from customers outside of North America. During fiscal 2008, 84% of our net revenue came from customers outside of North America as follows:

  Asia – 68% (includes 46% to China and 14% to Taiwan); and

  Europe – 16%.

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

We recorded foreign currency transaction losses of $0.01 million during fiscal 2008, 2007 and 2006. While our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments, and from possible social and military instability in the case of India, South Korea, Taiwan and possibly elsewhere. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995 and during 2005 we established a subsidiary in Germany to conduct the European sales of our Bruce Technologies product line. In October 2007 we completed our acquisition of R2D, a French company. As a result, such operations are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions, international monetary fluctuations, and other political, economic and legal policies of that nation, the European Economic Union and the other European nations in which it conducts business. Consequently, we might encounter unforeseen or unfamiliar difficulties in conducting our European operations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs.

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

Many of our customers are solar cell manufacturers. Polysilicon is an essential raw material in the production of solar cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We expect that the average spot price of polysilicon will continue to increase and we expect that polysilicon demand will continue to outstrip supply throughout 2009 and potentially for a longer period. The inability of our solar industry customers to obtain sufficient polysilicon at commercially reasonable prices, or at all, would adversely affect future customer demand for our products and could cause us to make fewer shipments and generate lower than anticipated revenue, thereby seriously harming our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting beginning with this report. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning in fiscal 2008. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred increased expense and have devoted additional management resources to Section 404 compliance and we expect that some increased expense and use of management resources will continue in the future. If, in the future, our CEO, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Location	Use	Size	Monthly Rent	Lease Expiration
Solar and Semiconductor Equipment Segment
Tempe, AZ	Corporate	15,000 sf	$ 12,000	(1)

Austin, TX	Mfg Support	(2)	(2)	(2)

Billerica, MA	Office, Mfg. &Warehouse	30,000 sf	$ 18,000	8/31/2011

Heerde, The Netherlands	Office & Mfg.	10,000 sf	Owned	N/A
Vaassen, The Netherlands	Office, Mfg. &Warehouse	54,000 sf	Owned	N/A
Vaassen, The Netherlands	Warehouse	5,000 sf	$ 4,000	12/31/2008
Vaassen, The Netherlands	Warehouse	11,000 sf	$ 5,000	10/31/2011

Clapiers, France	Office, Mfg. &Warehouse	12,000 sf	$ 9,000	9/30/2016 (3)
Clapiers, France	Manufacturing	3,000 sf	$ 3,000	3/30/2016
Le Cres, France	Warehouse	3,000 sf	$ 2,000	8/31/2009

Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	22,000 sf	$ 13,000	6/30/2009
____________________

(1)	We are currently leasing this property on a month to month basis.

(2)	Services are performed in customer's facilities.

(3)	This lease can be cancelled by the company with six months notice beginning October 1, 2010.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), began trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS,” on April 18, 2001. From 1983 to 2001, our Common Stock was traded on the NASDAQ SmallCap Market. On December 5, 2008, the closing price of our Common Stock as reported on the NASDAQ Global Market was $3.48 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2008 and 2007, as reported by the NASDAQ Global Market.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First quarter	$17.74	$10.82	$8.00	$5.95
Second quarter	13.80	8.75	8.10	6.65
Third quarter	13.29	9.11	9.21	7.25
Fourth quarter	11.54	8.69	14.26	8.48

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for: the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2003.

HOLDERS

As of December 4, 2008, there were 91 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 3,753 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2008, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and	reflected in column (a))
	(a)	rights (b)	(c)
Plan Category
Equity compensation
plans approved by
security holders (1)	487,053	8.39	440,787
Equity compensation
plans not approved by
security holders	-		-

Total	487,053		440,787
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments thereto.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2008(1)	2007	2006	2005	2004(2)
Operating Data:
Net revenue	$80,296	$45,984	$40,445	$27,899	$19,299
Gross profit	$22,961	$12,810	$10,575	$7,668	$3,949
Gross profit %	28.6%	27.9%	26.1%	27.5%	20.5%
Operating income (loss)	$3,802	$1,741	$1,635	$(244)	$(2,035)
Net income (loss)	$2,857	$2,417	$1,318	$(259)	$(3,165)
Dividends on convertible preferred stock	$-	$-	$(81)	$(76)	$-
Net income (loss) attributable to common	$2,857	$2,417	$1,237	$(335)	$(3,165)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.33	$0.45	$0.40	$(0.12)	$(1.17)
Diluted earnings (loss) per share	$0.32	$0.44	$0.38	$(0.12)	$(1.17)
Order backlog(3)	$46,719	$22,866	$13,600	$14,388	$7,300
Balance Sheet Data:
Cash and cash equivalents	$37,501	$18,370	$6,433	$3,309	$1,674
Working capital	$57,240	$30,492	$11,883	$9,968	$7,735
Current ratio	3.2:1	3.6:1	2.6:1	3.7:1	2.7:1
Total assets	$102,355	$50,666	$23,563	$17,701	$16,660
Total current liabilities	$26,159	$11,718	$7,337	$3,752	$4,531
Long-term obligations	$1,663	$744	$617	$741	$474
Convertible preferred stock	$-	$-	$-	$1,935	$-
Total stockholders' equity	$74,533	$38,204	$15,609	$13,208	$11,655
____________________

(1)	Effective October 1, 2007, the Company acquired 100% of the equity of R2D Ingenierie.

(2)	On July 1, 2004, the Company acquired the Bruce Technologies horizontal furnace product line from Kokusai.

(3)

The backlog as of September 30, 2008, 2007, 2006, 2005 and 2004 includes $1.3 million, $0.9 million, $0.9 million, $1.0 million, and $0.7 million, respectively, of open orders or deferred revenue on which we anticipate no gross margin.

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

Overview

We operate in two segments: solar and semiconductor equipment and polishing supplies. Our solar and semiconductor equipment segment is a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries.

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

In October 2007, we acquired 100% of the equity of R2D Ingenierie (R2D), a solar cell and semiconductor automation equipment manufacturing company. The purpose of the acquisition was to expand our automation products which are used in solar diffusion and semiconductor manufacturing processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing us to increase revenue by offering to the solar industry an integrated system under the Tempress® brand.

In June 2008, we reorganized the Bruce Technologies® operations to better position the company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. As a result of this reorganization, we reduced the number of personnel and recorded a charge of $0.4 million in the third quarter of fiscal 2008.

In June 2006, we adopted a plan to consolidate the manufacturing of our automation product line into facilities already used to manufacture diffusion furnaces. Our automation products are often sold in conjunction with new diffusion furnaces. As a result of this decision, we recorded approximately $0.2 million of restructuring charges in fiscal 2006.

In July 2004, we completed the acquisition of the Bruce Technologies® horizontal diffusion furnace product line from Kokusai Semiconductor Equipment Corporation, which we believe makes us a leading manufacturer of horizontal diffusion furnaces.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Cost of sales	71.4%	72.1%	73.9%
Gross margin	28.6%	27.9%	26.1%

Selling, general and administrative	22.1%	22.9%	20.5%
Restructuring charge	0.4%	0.0%	0.5%
Research and development	1.4%	1.2%	1.1%
Operating income	4.7%	3.8%	4.0%

Interest and other income (expense), net	1.0%	0.7%	0.0%
Income before income taxes	5.7%	4.5%	4.0%
Income tax provision (benefit)	2.1%	(0.8%)	0.7%
Net income	3.6%	5.3%	3.3%

Fiscal 2008 compared to Fiscal 2007

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. The majority of our revenue is generated from large furnace systems sales which, depending on the timing of shipment and installation, can have a significant impact on our revenue, gross margins and earnings in any given period. See Critical Accounting Policies – Revenue Recognition.

	Years Ended September 30,
Segment	2008	2007	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	72,029	37,657	34,372	91%
Polishing Supplies Segment	8,267	8,327	(60)	(1%)
Total Net Revenue	$80,296	$45,984	$34,312	75%

Net revenue for the year ended September 30, 2008 increased $34.3 million or 75% compared to the year ended September 30, 2007. Overall growth in net revenue in fiscal 2008 was driven primarily by our continued penetration of the solar market where revenue increased $37.6 million or more than 300% compared to fiscal 2007. Within the solar and semiconductor equipment segment, net revenue from the solar market was $50.1 million and $12.5 million in fiscal 2008 and 2007, respectively, while net revenue from the semiconductor market was $21.9 million in fiscal 2008 compared to $25.2 million in fiscal 2007 a decrease of 14% due primarily to the downturn in the semiconductor industry. R2D generated $3.2 million of semiconductor equipment revenue in fiscal 2008 for which there were no comparable revenues in fiscal 2007. Revenue in the polishing supplies segment was $8.3 million for the fiscal years ended September 30, 2008 and 2007. Increased demand for our polishing machines was offset by lower shipments of insert carriers caused by increased competition in the insert carrier market as well as the downturn in the semiconductor industry. The recent global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans. Some of customers have and other may request delays in the shipment of their orders. As a result, future revenues from both the solar and semiconductor markets are likely to be negatively impacted by these recent events.

Backlog

Our backlog as of September 30, 2008 and 2007 was $46.7 million and $22.9 million, respectively, a 104% increase. Our backlog as of September 30, 2008 included approximately $36.7 million of orders from our solar industry customers compared to $17.4 million of orders from solar industry customers as of September 30, 2007. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. The recent global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans. As a result, the delivery times of many of the orders in our backlog may be delayed or even cancelled by our customers. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. The backlog as of September 30, 2008 and 2007 includes $1.3 million and $0.9 million, respectively, of open orders or deferred revenue on which we anticipate no gross margin.

Gross Profit

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percentage of net revenue.

	Years Ended September 30,
Segment	2008	2007	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	20,500	9,995	10,505	105%
Polishing Supplies Segment	2,461	2,815	(354)	(13%)
Total Gross Profit	$22,961	$12,810	$10,151	79%

Gross Margin	29%	28%

Gross profit increased in fiscal 2008 by $10.2 million, or 79%, over fiscal 2007. The increase was driven by higher shipments during the year as well as improved margin percentage. Gross margin improved to 29% in fiscal 2008 from 28% in fiscal 2007. Gross margin in the solar and semiconductor equipment segment improved primarily due to realizing economies of scale. Increased volume resulted in improved capacity utilization, increased purchasing power and improved labor efficiencies in the solar and semiconductor equipment segment. Increases in gross margin were partially offset by higher warranty costs and higher deferred profit. We deferred $2.9 million of profit in fiscal 2008, net of acceptances, compared to a net deferral of $1.0 million in fiscal 2007. Gross profit and gross margin in the polishing supplies segment were lower in fiscal 2008 as compared to fiscal 2007 due mainly to changes in product mix. We sold higher volumes of polishing machines at a relatively low margin as compared to margins on insert carriers. Increased competition in the insert carrier market resulted in lower volumes in this market.

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

	Years Ended September 30,
Segment	2008	2007	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$16,267	$9,091	$7,176	79%
Polishing Supplies Segment	1,442	1,414	28	2%
Total SG&A	$17,709	$10,505	$7,204	69%

Percent of net revenue	22%	23%

Total selling, general and administrative (SG&A) expenses increased $7.2 million or 69% in fiscal 2008 from fiscal 2007. SG&A expenses include $0.5 million and $0.3 million of stock-based compensation expense for fiscal 2008 and 2007, respectively. SG&A expenses for fiscal 2008 include $0.3 million of costs related to compliance with the provisions of the Sarbanes-Oxley Act and a $0.5 million provision was recorded in fiscal 2008 as an allowance for doubtful accounts for which there were no comparable expenses in fiscal 2007. The increased SG&A also reflects $1.4 million of costs incurred by R2D in fiscal 2008 for which there were no comparable expenses in fiscal 2007. Commissions on sales increased approximately $2.0 million due to increased revenue generated in geographic regions, primarily Asia, where third-party sales representatives are utilized. Other selling costs increased $1.2 million in fiscal 2008 due to increased shipping volumes and increased marketing activities. The remainder of the increase in SG&A expenses resulted from increased depreciation and operating costs for the new building in The Netherlands and increased personnel, travel and consulting costs. The increased personnel and consulting costs include increased incentive compensation costs and administrative costs incurred to improve internal financial and operational reporting and implement improvements in operational efficiencies.

Restructuring Charges

In June 2008, we recorded a charge of $0.4 million resulting from the reorganization of the Bruce Technologies operations. The charge consisted mainly of severance and placement costs for personnel affected by the reduction in workforce. We incurred no comparable costs in fiscal 2007.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials used in those processes and producing prototypes.

	Years Ended September 30,
Segment	2008	2007	Inc (Dec)%
	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$1,094	$564	$530	94%
Polishing Supplies Segment	-	-	-	0%
Total Research and Development	$1,094	$564	$530	94%

Percent of net revenue	1%	1%

Increased investment in research and development resulted mainly from activity in the development of products and processes to meet the needs of the solar market. Reimbursements of research and development costs in the form of governmental research and development grants amounted to $0.1 million in fiscal 2008 and 2007, respectively, and are netted against these expenses.

Income Tax Provision

Our effective tax rate was 37.1% in fiscal 2008 and 17.5% in 2006. Between September 30, 2004 and September 30, 2006, we maintained a valuation allowance equal to the total of our deferred tax assets. Our effective tax rate was reduced by sixteen percentage points in fiscal 2007, as a result of the reduction in our valuation allowance. During fiscal year 2008, 2007 and 2006, we recorded reductions in the valuation allowance on deferred tax assets of $0.2 million, $1.2 million, and $0.2 million, respectively. The reduction in fiscal years 2008 and 2007 were based upon the profitability in the three most recent fiscal years, as well as our projected future profitability, strong cash position and strong order backlog. Because of this, we determined that it is more likely than not that we would realize the future tax benefit of a significant portion of our deferred tax assets. In fiscal 2006, the reduction in our valuation allowance resulted from a decline in our deferred tax assets. These changes in our valuation allowance had a favorable effect on our effective tax rates.

Our future effective income tax rate depends on various factors, such as the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred and the effectiveness of our tax planning strategies.

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

Overall growth in net revenue in fiscal 2007 was driven primarily by our increased penetration into the solar market where revenue increased $9.7 million or more than 300% compared to fiscal 2006. Within the solar and semiconductor equipment segment, net revenue from the solar market was $12.5 million and $2.8 million in fiscal 2007 and 2006, respectively, while net revenue from the semiconductor market was $25.2 million in fiscal 2007 compared to $30.6 million in fiscal 2006. Net revenue within the semiconductor market in fiscal 2006 was positively impacted by the shipment of a $5.2 million multi-furnace order for which there was no corresponding order of similar magnitude in fiscal 2007. Revenue in the polishing supplies segment increased $1.2 million or 18% due to increased demand for our polishing machines and polishing templates.

Backlog

Our backlog as of September 30, 2007 and 2006 was $22.9 million and $13.6 million, respectively, a 68% increase. Our backlog as of September 30, 2007 included approximately $17.4 million of orders from our solar industry customers compared to $7.6 million of orders from solar industry customers as of September 30, 2006. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. The backlog as of September 30, 2007 and 2006 includes $0.9 million of open orders or deferred revenue on which we anticipate no gross margin.

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

Gross profit increased in fiscal 2007 by $2.2 million, or 21%, over fiscal 2006. The increase was driven by higher shipments during the year as well as improved margin percentage. Gross margin was 28% in fiscal 2007 compared to 26% in fiscal 2006. A major factor that contributed to the increase in margin percentage was improved capacity utilization in both segments. Additionally, in the solar and semiconductor equipment segment, margins were negatively impacted in fiscal 2006 by approximately $0.7 million of revenue and an equal amount of costs related to customer acceptance of one of our first small batch vertical furnace systems and lower margins on the multi-furnace order shipped during fiscal 2006.

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

	Years Ended September 30,		Increase
Research and Development	2007	2006	(Decrease)%
	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$564	$437	$127	29%
Polishing Supplies Segment	-	-	-	0%
Total	$564	$437	$127	29%
Percent of net revenue	1%	1%

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

Liquidity and Capital Resources

In November 2007 (fiscal 2008), we completed the sale of 2.5 million shares of Common Stock in a public offering for $14.41 per share. The net proceeds of the sale of Common Stock after offering expenses and underwriting fees was approximately $33.6 million. In February 2007 (fiscal 2007), we completed the sale of approximately 3 million shares of Common Stock in a public offering for $7.05 per share. The net proceeds of the sale of Common Stock after offering expenses and underwriting fees was approximately $19.4 million.

As of September 30, 2008, and 2007, cash, cash equivalents and restricted cash were $38.5 million and $18.8 million, respectively. Our working capital increased $26.7 million to $57.2 million as of September 30, 2008, compared to $30.5 million as of September 30, 2007. Our ratio of current assets to current liabilities decreased to 3.2:1 as of September 30, 2008 from 3.6:1 as of September 30, 2007. The increase in cash and working capital resulted primarily from the $33.6 million raised from the public offering of Common Stock in November 2007. We utilized approximately $7.4 million for the purchase of R2D and $3.1 million of capital expenditures, primarily building improvements and machinery and equipment in The Netherlands increasing the capacity of our solar and semiconductor equipment segment.

As of September 30, 2008, our principal sources of liquidity consisted of $37.5 million of cash and cash equivalents and $1.0 million of restricted cash. Restricted cash consists of bank guarantees in excess of our European overdraft facility. The bank guarantees are required by certain customers from whom deposits have been received in advance of shipment. Effective April 2007, our $2.0 million credit facility with Silicon Valley Bank expired and was not renewed as it was no longer needed.

The table below provides selected consolidated cash flow information for the periods indicated:

	Fiscal Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Net cash provided by (used in) operating activities	($2,050)	($2,276)	$3,335
Net cash used in investing activities	($12,196)	($4,878)	($956)
Net cash provided by financing activities	$33,316	$19,554	$782

Cash Flows from Operating Activities

Cash used in our operating activities was $2.1 million and $2.3 million in fiscal 2008 and 2007, respectively, compared to the $3.3 million of cash provided from such activities during fiscal 2006. During fiscal 2008 and 2007, cash was primarily used to finance business growth, including increases in accounts receivable and inventory. This use of cash was partially offset each fiscal year by increases in accrued liabilities and customer deposits, deferred profit and accounts payable.

Cash Flows from Investing Activities

Our investing activities for fiscal 2008, 2007 and 2006 used cash of $12.2 million, $4.9 million and $1.0 million, respectively. During fiscal 2008 and 2007, the most significant investments were the fiscal 2008 acquisition of R2D ($7.4 million), approximately $3.7 million in fiscal 2007 for the purchase of and improvements to a 54,000 sq. ft. manufacturing facility located in Vaassen, The Netherlands and $1.5 million for additional improvements in fiscal 2008 to the manufacturing facility in The Netherlands. Another significant investment in fiscal 2007 and 2008 was $0.3 million and $0.4 million, respectively, paid for a license to certain solar PECVD technology from the licensor. Other investments in fiscal 2008, 2007 and 2006 consisted primarily of purchases of manufacturing equipment and research and development equipment and upgrades to information systems.

Cash Flows from Financing Activities

Cash provided by our financing activities for fiscal 2008 and 2007 was $33.3 million and $19.6 million, respectively, which primarily consists of the $33.6 million and $19.4 million raised in our Common Stock offerings, net of expenses. Other financing activities during fiscal 2008 and 2007 were mainly payments on debt of $0.8 million and $0.3 million, respectively. Fiscal 2006 cash provided from financing activities consists primarily of $0.8 million from the exercise of warrants and stock options, $0.1 million of net short-term bank borrowings and $0.1 million excess tax benefit of stock options. This was partially offset by $0.1 million of net payments on long-term obligations and $0.1 million in cash dividends paid on preferred stock.

We currently anticipate that our existing cash balances will be sufficient to meet our anticipated cash needs for current operations for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2008:

		Less than 1			More than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
		(dollars in thousands)
Debt obligations	$432	$148	$248	$36	$-
Operating lease obligations:
Buildings	1,556	570	828	73	85
Office equipment	104	27	63	14	-
Vehicles	265	93	133	39	-
Total operating lease obligations	1,925	690	1,024	126	85
Purchase obligations	8,505	8,505	-	-	-
Total	$10,862	$9,343	$1,272	$162	$85

Other commerical obligations:
Bank guarantees	$1,185	$1,185	$-	-	-

As of September 30, 2008, we had $8.5 million in purchase obligations compared to $7.2 million and $5.7 million as of September 30, 2007 and 2006, respectively. The increase in purchase obligations is mainly a result of increasing backlog which requires higher inventories and purchase commitments due to higher volume. We have also increased our volume purchasing to reduce costs, and experienced longer lead-times required by our suppliers.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, accounts receivable collectability, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in “ITEM 1A. RISK FACTORS.” We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

(1)

For the solar and semiconductor equipment segment, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. However, a portion of the revenue associated with certain installation-related tasks, equal to the greater of the relative fair value of those tasks or the portion of the contract price contingent upon their completion, generally 10%-20% of the system’s selling price (the “holdback”), and directly related costs, if any, are deferred and recognized into income when the tasks are completed. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the portion of the contract price is often considerably greater than the fair market value of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

(2)

For products where the customer’s defined specifications have not been met with at least two similarly configured systems and processes, the revenue and directly related costs are deferred at the time of shipment and later recognized at the time of customer acceptance or when this criterion has been met. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers pending final installation or system acceptance. If some of our customers refuse to pay the final payment, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting our future operating results.

(3)

Equipment sold by the polishing supplies segment generally does not include process guarantees, acceptance criteria or holdbacks; therefore, the related revenue is generally recorded upon transfer of title which is generally at time of shipment.

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

Income taxes. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our operations and financial condition.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) as of the beginning of fiscal 2008. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies.

Inventory Valuation. We value our inventory at the lower of cost or net realizable value. Costs for approximately 80% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues we have identified. Since a significant portion of our revenue is derived from the sale of high-value systems, our accounts receivable are often concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2008, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Impairment of Long-lived Assets. Goodwill and other intangibles not subject to amortization are tested for impairment at least annually by comparing the carrying value to the recognized measures of fair value. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset that is being amortized or depreciated should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets. We have not experienced any impairment to long-lived assets during fiscal 2008 or 2007. Future adverse changes could be caused by, among other factors, a downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our European operations are denominated in currencies other than their functional currency, Our operations in Europe, a component of the solar and semiconductor equipment segment, conduct business primarily in their functional currency, the Euro, and the U.S. dollar. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. In fiscal 2008, the U.S. dollar, on average, weakened relative to the Euro by 13.0% and, in fiscal 2007, weakened relative to the Euro by 8.1%. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

As of September 30, 2008, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of $0.1 million in fiscal 2008 and fiscal 2007. As of September 30, 2008, our foreign subsidiaries had $3.6 million of assets (cash and receivables) denominated in U.S. dollars, rather than Euros, which is their functional currency. A 10% change in the value of the functional currency relative to the nonfunctional currency would result in a gain or loss of $0.4 million. As of the end of fiscal 2008, we had $3.4 million of accounts payable, consisting primarily of amounts owed by foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Even though the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.3 million. Our net investment in and long-term advances to our foreign operations totaled $35.0 million as of September 30, 2008. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $3.5 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity. In fiscal 2008, we incurred a net other comprehensive loss of $0.8 million from translation adjustments.

During fiscal 2008 and 2007, U.S. dollar denominated sales of our European operations were $4.1 million and $9.9 million, respectively. As of September 30, 2008, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $3.4 million. Our lead-times range between 16 and 24 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be approximately $0.1 million less than expected on the date the order was taken.

All operations become less competitive relative to foreign suppliers when their functional currency strengthens relative to that of the foreign supplier. Our European operations are particularly affected when selling to customers in Asia when such customers require a purchase price in U.S. dollars. If the value of the U.S. dollar has strengthened or weakened relative to the Euro our gross margin will be reduced or increased, respectively, relative to prior transactions unless we and our customers agree to a commensurate increase or decrease, respectively, in our selling price.

Interest Rate Risk

Our exposure to changes in interest rates is limited to interest earned on cash and short-term investments of $38.5 million and interest expense on $0.3 million of long term obligations and intermittent short-term borrowings. A one percentage point change in interest rates would have a $0.4 million impact on interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Amtech Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtech Systems, Inc. as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amtech Systems, Inc. internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2008 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
December 10, 2008

PART I FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

	September 30,	September 30,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$37,501	$18,370
Restricted cash	970	443
Accounts receivable
Trade (less allowance for doubtful accounts of $588 and $126 at	17,639	9,952
September 30, 2008 and September 30, 2007, respectively)
Unbilled and other	5,376	3,127
Inventories	15,902	7,289
Deferred income taxes	4,500	1,690
Other	1,511	1,339
Total current assets	83,399	42,210

Property, Plant and Equipment - Net	8,409	6,245
Deferred Income Taxes - Long Term	-	30
Intangible Assets - Net	4,384	1,364
Goodwill	4,450	817
Restricted cash - non-current	1,713	-
Total Assets	$102,355	$50,666

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,529	$4,150
Bank loans and current maturities of long-term debt	148	224
Accrued compensation and related taxes	4,553	2,139
Accrued warranty expense	1,155	256
Deferred profit	5,352	2,144
Customer deposits	4,859	1,824
Other accrued liabilities	2,503	562
Income taxes payable	1,060	419
Total current liabilities	26,159	11,718

Income Taxes Payable Long-term	440	-
Deferred Income Taxes Long-term	940	-
Other Long-Term Obligations	283	744
Total liabilities	27,822	12,462

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,096,048 and 6,517,923
at September 30, 2008 and September 30, 2007, respectively	91	65
Additional paid-in capital	70,135	35,610
Accumulated other comprehensive income	67	813
Retained earnings	4,240	1,716
Total stockholders' equity	74,533	38,204
Total Liabilities and Stockholders' Equity	$102,355	$50,666

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006
Revenues, net of returns and allowances	$80,296	$45,984	$40,445
Cost of sales	57,335	33,174	29,870
Gross profit	22,961	12,810	10,575
Selling, general and administrative	17,709	10,505	8,313
Restructuring charge	356	-	190
Research and development	1,094	564	437
Operating income	3,802	1,741	1,635
Interest and other income (expense), net	745	336	(37)
Income before income taxes	4,547	2,077	1,598
Income tax provision (benefit)	1,690	(340)	280
Net income	$2,857	$2,417	$1,318

Income Per Share:
Basic income per share	$0.33	$0.45	$0.40
Weighted average shares outstanding	8,719	5,419	3,126

Diluted income per share	$0.32	$0.44	$0.38
Weighted average shares outstanding	8,846	5,498	3,484

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
And Comprehensive Income (Loss)

						Accumulated	Retained
	Common Stock		Preferred Stock		Additional	Other	Earnings	Total
	Number of		Number of		Paid-In	Comprehensive	(Accumulated	Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at September 30, 2005	2,705	$27	540	$1,935	$12,861	$404	($2,019)	$13,208
Net income							1,318	1,318
Translation adjustment						97		97
Comprehensive income								1,415
Conversion of preferred stock	540	$5	(540)	(1,859)	1,854			-
Dividends on preferred stock				81	(81)			-
Preferred cash dividend paid				(83)				(83)
Preferred dividend paid in common stock	9	-		(74)	74			-
Warrants exercised	60	1			252			253
Tax benefit of stock options					134			134
Stock options expense					176			176
Stock options exercised	162	2			504			506
Balance at September 30, 2006	3,476	$35	-	$-	$15,774	$501	($701)	$15,609
Net income							2,417	2,417
Translation adjustment						312		312
Comprehensive income								2,729
Issuance of common stock	3,019	30			19,380			19,410
Stock options expense					347			347
Stock options exercised	23	-			109			109
Balance at September 30, 2007	6,518	$65	-	$-	$35,610	$813	$1,716	$38,204
Net income							2,857	2,857
Effect of the adoption of FIN 48							(333)	(333)
Translation adjustment						(746)		(746)
Comprehensive income								1,778
Issuance of common stock	2,500	25			33,549			33,574
Tax benefit of stock options					84			84
Stock options expense					473			473
Stock options exercised	78	1			419			420
Balance at September 30, 2008	9,096	$91	-	$-	$70,135	$67	$4,240	$74,533

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2008	2007	2006
Operating Activities
Net income	$2,857	$2,417	$1,318
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,339	706	642
Write-down of inventory	130	210	114
Provision for (reversal of) allowance for doubtful accounts	468	(95)	36
Deferred income taxes	(2,328)	(1,720)	-
Non-cash share based compensation expense	473	347	176
Other	-	(16)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,432)	(4,718)	(2,281)
Inventories	(7,288)	(2,146)	(676)
Accrued income taxes	421	70	735
Prepaid expenses and other assets	125	(891)	281
Accounts payable	1,264	206	2,383
Accrued liabilities and customer deposits	5,976	2,427	181
Deferred profit	2,945	927	426
Net cash provided by (used in) operating activities	(2,050)	(2,276)	3,335

Investing Activities
Purchases of property, plant and equipment	(3,136)	(4,161)	(956)
Proceeds from the sale of property, plant and equiment	-	26	-
Increase in restricted cash	(546)	(443)	-
Increase in restricted cash - non-current	(678)	-	-
Investment in R2D	(7,436)	-	-
Payment for licensing agreement	(400)	(300)	-
Net cash used in investing activities	(12,196)	(4,878)	(956)

Financing Activities
Proceeds from issuance of common stock, net	33,994	19,519	759
Preferred stock cash dividends paid	-	-	(84)
Payments on long-term obligations	(762)	(209)	(138)
Borrowings on long-term obligations	-	355	-
Net short-term borrowings (payments)	-	(111)	111
Excess tax benefit of stock options	84	-	134
Net cash provided by financing activities	33,316	19,554	782

Effect of Exchange Rate Changes on Cash	61	(463)	(37)

Net Increase in Cash and Cash Equivalents	19,131	11,937	3,124
Cash and Cash Equivalents, Beginning of Year	18,370	6,433	3,309
Cash and Cash Equivalents, End of Year	$37,501	$18,370	$6,433

Supplemental Cash Flow Information:
Interest paid	$244	$301	$131
Income tax refunds	96	159	617
Income tax payments	3,463	1,309	24
Supplemental Non-cash Financing Activities:
Stock issued for preferred stock dividend	-	-	74
Preferred stock dividend accrual	-	-	81
Preferred stock converted to common stock	-	-	1,859

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers, primarily for the solar and semiconductor industries. The Company sells these products to manufacturers of solar cells, silicon wafers, and semiconductors worldwide, particularly in the Asia, United States and northern Europe. In addition, the Company provides semiconductor manufacturing support services.

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

Revenue Recognition – Revenue is recognized upon shipment of the Company’s proven technology equal to the sales price less the greater of (i) the fair value of undelivered services or (ii) the contingent portion of the sales price, which is generally 10-20% of the total contract price. The entire cost of the equipment relating to proven technology is recorded upon shipment. The remaining contractual revenue, deferred costs, and installation costs are recorded upon successful installation of the product.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2008	2007	2006
	(dollars in thousands)
Deferred revenues	$6,934	$3,894	$2,493
Deferred costs	1,582	1,750	1,422
Deferred profit	$5,352	$2,144	$1,071

Cash Equivalents – Cash equivalents consist of mutual funds invested in securities issued by the U.S. Government and its agencies and time certificates of deposit.

Restricted Cash – Restricted cash of $1.0 million and $0.4 million as of September 30, 2008 and 2007, respectively, consists of bank guarantees in excess of our European overdraft facility. The bank guarantees are required by certain customers from whom amounts have been received in advance of shipment.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded at the gross sales price of products sold to customers on trade credit terms. Accounts receivable are considered past due when payment has not been received from the customer within the normal credit terms extended to that customer. A valuation allowance is established for accounts when collection is no longer probable. Accounts are written off against the allowance when the probability of collection is remote.

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Balance at beginning of year	$126	$223	$223
Provision / (adjustment)	468	(81)	43
Write offs	(50)	(16)	(43)
Acquired through business acquisitions	44	-	-
Balance at end of year	$588	$126	$223

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final acceptance by our customers. The majority of these amounts are offset by balances included in deferred profit.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company’s customers consist of manufacturers of solar cells, semiconductors, semiconductor wafers, and MEMS located throughout the world. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

As of September 30, 2008, receivables from two customers individually represented 22% and 20% of accounts receivable. As of September 30, 2007, receivables from three customers individually represented 22%, 13%, and 10% of accounts receivable, respectively.

Refer to Note 10, Business Segment Information, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 80% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30,	September 30,
	2008	2007
	(In thousands)
Purchased parts and raw materials	$9,776	$5,291
Work-in-process	5,057	1,456
Finished goods	1,069	542
	$15,902	$7,289

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

The following is a summary of property, plant and equipment:

	September 30,	September 30,
	2008	2007
	(dollars in thousands)
Land, building and leasehold improvements	$6,916	$5,105
Equipment and machinery	3,654	2,874
Furniture and fixtures	3,306	2,570
	13,876	10,549
Accumulated depreciation and amortization	(5,467)	(4,304)
	$8,409	$6,245

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually. The Company accounts for goodwill under the provisions of SFAS No. 142. Accordingly, goodwill is reviewed for impairment on an annual basis, typically at the end of the fiscal year or more frequently if circumstances dictate. Based on the Company’s analysis, there was no impairment of goodwill for the years ended September 30, 2008, 2007 and 2006.

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $388,000, $80,000 and $84,000 in fiscal 2008, 2007 and 2006, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $436,000, $431,000, $431,000, $431,000 and $431,000 in 2009, 2010, 2011, 2012 and 2013, respectively, and $2,224,000 thereafter.

In April 2007, the Company entered into a license agreement with PST Co., LTD (PST) to market, sell, install, service and manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by PST. Under the terms of this agreement the Company paid $0.3 million to PST in April 2007, $0.4 million in May 2008 and the final payment of $0.3 million in October 2008. The license agreement expires in April 2017. These payments will be amortized over the life of the agreement beginning in the first quarter of Fiscal 2009. The Company may be required to pay additional license fees in the future if the profitability of the Licensed Product surpasses certain thresholds.

In October 2007, the Company acquired the operations of R2D. The intangible assets of R2D consist principally of intellectual property and technology, customer lists, customer contracts, trademarks and non-compete agreements totaling $3.0 million. The fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset determined with the assistance of an independent third-party consultant. This benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 13, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

		September 30,	September 30,
	Useful Life	2008	2007
		(dollars in thousands)
Trademarks	Indefinite	$592	$592
Non-compete agreements	8-10 years	524	350
Customer lists	10-15 years	1,195	276
Technology	4-10 years	1,924	102
Licenses	10 years	700	300
Other	2-10 years	94	-
		5,029	1,620
Accumulated amortization		(645)	(256)
		$4,384	$1,364

Proprietary Product Rights – Through the acquisition of the net assets of P. R. Hoffman in 1997, the Company acquired the license for the design of its steel carriers with plastic inserts for abrasive machining of silicon wafers. In 1995, P. R. Hoffman licensed the patent rights from the patent holder, and paid a royalty to the patent holder for the use of such patent rights. Per the license agreement, royalties ceased to accrue on July 2, 2006. Royalty expense for all licenses is included in cost of sales and totaled $26,000 and $113,000 in fiscal 2007 and 2006, respectively. There were no royalty expenses in fiscal 2008.

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

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Beginning balance	$256	$289	$248
Warranty expenditures	(602)	(84)	(54)
Assumed liability from acquisition	505	-	-
Reserve Adjustment	996	51	95
Ending balance	$1,155	$256	$289

Research and Development Expenses – Product development costs are expensed as incurred.

Foreign Currency Transactions and Translation – Financial information relating to the Company’s foreign subsidiaries is reported in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency of the Company’s European operations is the Euro. Net income includes pretax net losses from foreign currency transactions of $75,000, $125,000, and $62,000 in fiscal 2008, 2007 and 2006, respectively. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

Income Taxes – The Company files consolidated federal income tax returns and computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax laws.

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management and based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated. During fiscal 2008, continued improvement in both the Company’s earnings history and its prospects for the future resulted in a $0.2 million lower estimate of the amount of deferred assets that more likely than not will be unrealizable.

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

Stock-based compensation expense recognized under SFAS 123(R) for the fiscal years ended September 30, 2008 2007 and 2006 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Effect on income before income taxes	$(473)	$(347)	$(176)
Effect on net income	$(380)	$(295)	$(88)
Effect on basic income per share	$(0.04)	$(0.06)	$(0.03)
Effect on diluted income per share	$(0.04)	$(0.06)	$(0.03)

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2018. Options vest over 1 to 5 years. The Company estimates the fair value of awards on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2008	2007	2006
Risk free interest rate	3.3%	4.4%	4.7%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	62%	63%	82%
Forfeiture rate	9%	5%	7%

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

2. Stock-Based Compensation

Stock Option Plans –The 2007 Employee Stock Option Plan (the “2007 Plan), under which 500,000 shares could be granted, was adopted by the Board of Directors in April 2007, and approved by the shareholders in May 2007. The 1998 Employee Stock Option Plan (the “1998 Plan”), under which 50,000 shares could be granted, was adopted by the Board of Directors in January 1998, and approved by shareholders in March 1998. The number of shares available for options under the 1998 Plan has since been increased to 500,000 shares through authorization by the Board of Directors and approval of shareholders. The 1998 Plan expired in January 2008. The Non-Employee Directors Stock Option Plan was approved by the shareholders in 1996 for issuance of up to 100,000 shares of Common Stock to directors. In July 2005, the Board of Directors authorized, and shareholders approved, an increase in the number of shares available for options under the Non-Employee Directors Stock Option Plan to 200,000 shares.

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

In December 2007, the Company awarded restricted shares under the existing share-based compensation plans. Our restricted share awards vest in equal annual installments over a four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. There were 31,500 restricted share awards granted during fiscal 2008 with a fair value of $14.79 per share and a total fair value of $466,000. There were no restricted shares that vested and 1,000 restriced shares were cancelled in fiscal 2008.

Stock-based compensation plans are summarized in the table below:

	Shares	Shares	Options	Plan
Name of Plan	Authorized	Available	Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	382,187	87,313	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	335,740	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	58,600	64,000	Jul. 2015
		440,787	487,053

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	450,303	$6.44	308,384	$5.95	468,206	$4.78
Granted	120,000	13.65	173,500	7.05	37,522	7.16
Exercised	(78,125)	5.37	(23,131)	4.72	(161,446)	3.14
Forfeited/cancelled	(5,125)	6.38	(8,450)	6.19	(35,898)	4.58
Outstanding at end of period	487,053	8.39	450,303	$6.44	308,384	$5.95

Exercisable at end of period	253,837	$6.54	251,254	$6.05	241,752	$5.91

Weighted average grant-date fair value
of options granted during the period	$8.01		$4.62		$5.33

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2008:

	Options Outstanding
		Remaining	Weighted	Aggregate
Range of Exercise	Number	Contractual	Average	Intrinsic
Prices	Outstanding	Life	Exercise Price	Value
		(in years)		(in thousands)
$2.00 - 3.00	1,500	1.0	$2.00	$11
3.01 - 4.00	5,835	6.5	3.18	36
4.01 - 5.00	15,500	4.9	4.64	72
5.01 - 6.00	34,218	3.8	5.77	121
6.01 - 7.00	247,000	5.1	6.71	642
7.01 - 8.00	32,000	8.4	7.30	64
8.01 - 9.00	21,000	8.1	8.38	20
9.01 - 10.00	10,000	7.4	9.05	3
10.01 - 11.00	15,000	9.6	10.69	-
11.01 - 15.00	105,000	9.2	14.08	-
	487,053	6.4	$8.39	$969

Vested and expected
to vest as of
September 30, 2008	433,367	6.1	$8.18	$901,149

	Options Exercisable
		Remaining	Weighted	Aggregate
Range of Exercise	Number	Contractual	Average	Intrinsic
Prices	Exercisable	Life	Exercise Price	Value
		(in years)		(in thousands)
$2.00 - 3.00	1,500	1.00	$2.00	$11
3.01 - 4.00	1,280	6.55	3.01	8
4.01 - 5.00	14,000	4.83	4.60	66
5.01 - 6.00	28,806	3.83	5.76	102
6.01 - 7.00	183,250	3.97	6.64	489
7.01 - 8.00	9,000	8.39	7.30	18
8.01 - 9.00	7,667	8.05	8.39	7
9.01 - 10.00	8,334	7.42	9.05	2
	253,837	4.39	$6.54	$703

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.31 per share as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2008, 2007 and 2006 was $0.6 million, $0.1 million and $0.8 million, respectively.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income. In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 160,500, 196,000 and 50,000 shares are excluded from the fiscal 2008, 2007 and 2006 earnings per share calculations as they are anti-dilutive.

	2008	2007	2006
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net Income	$2,857	$2,417	$1,318
Preferred stock dividends	-	-	(81)
Net income available to
common stockholders	$2,857	$2,417	$1,237

Weighted Average Shares Outstanding:
Common stock	8,719	5,419	3,126

Basic income per share	$0.33	$0.45	$0.40

Diluted Earnings Per Share Computation
Net income	$2,857	$2,417	$1,318

Weighted Average Shares Outstanding:
Common stock	8,719	5,419	3,126
Common stock equivalents	127	79	358
Diluted shares	8,846	5,498	3,484

Diluted income per share	$0.32	$0.44	$0.38

4. Comprehensive Income (Loss)

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Net income, as reported	$2,857	$2,417	$1,318
Foreign currency translation adjustment	(746)	312	97
Comprehensive income	$2,111	$2,729	$1,415

5. Line of Credit

The Company has a line of credit in the amount of 250,000 Euros (approximately $360,000) as of September 30, 2008. The line of credit accrues interest at a rate of 1.75% over a Netherlands bank’s basic interest rate (6.0% and 5.2% at September 30, 2008 and 2007, respectively). The line of credit has no fixed expiration date. The line of credit is secured by a lien on the Company’s land and buildings and on trade accounts receivable in The Netherlands. As of September 30, 2008 and 2007, there were no borrowings on the line of credit.

6. Other Long-Term Obligations

Other long-term obligations included a mortgage, secured by a lien on the Company’s land and buildings in Heerde, The Netherlands and on trade accounts receivable, in The Netherlands. The principal amount of the mortgage was $503,000 as of September 30, 2007. The mortgage was paid off in fiscal 2008.

In December 2004, the Company financed a laser cutting tool purchased in the fourth quarter of fiscal 2004. The Company financed $500,000 at an interest rate of 6.55% with 48 equal monthly payments of $12,000, including principal and interest. The outstanding principal balance of this loan was $35,000 and $170,500 as of September 30, 2008 and 2007, respectively.

In October 2006, the Company financed a de-burring machine purchased in the fourth quarter of fiscal 2006. The Company financed $355,000 at an interest rate of 7.43% with 60 equal monthly payments of $7,000, including principal and interest. The outstanding principal balance of this loan was $230,000 and $294,500 as of September 30, 2008 and 2007, respectively.

In October 2007, the Company acquired, through the acquisition of R2D, CNC machine purchased in the 3rd quarter of fiscal 2007. The amount originally financed was $108,000 at an interest rate of 5.1% with 60 equal monthly payments of $2,000, including principal and interest. The outstanding balance at the time of the acquisition was $102,000. The outstanding principal balance of this loan was $82,000 as of September 30, 2008.

In October 2007, the Company acquired, through the acquisition of R2D, a CNC machine purchased in the 4th quarter of fiscal 2007. The amount originally financed was $108,000 at an interest rate of 5.2% with 60 equal monthly payments of $2,000, including principal and interest. The outstanding balance at the time of the acquisition was $105,000. The outstanding principal balance of this loan was $85,000 as of September 30, 2008.

Total maturities of long term debt are $148,000 in 2009, $120,000 in 2010, $128,000 in 2012 and $36,000 in 2012.

7. Stockholders’ Equity

In November 2007, the Company completed and underwritten public offering of 2,500,000 shares of its common stock in an underwritten public offering at a price to the public of $14.41 per share. Net proceeds to the Company were approximately $33.6 million, net of approximately $0.3 million of offering expenses and $2.2 million of underwriting commissions. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes. Pending application of these proceeds, the Company will invest the net proceeds in short-term, interest bearing investment grade securities. The Company received $0.4 million from the exercise of stock options during fiscal 2008.

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

The Company’s stockholder rights plan authorizes the distribution of one right for each outstanding common share. Each right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock, at a purchase price of $8.50, subject to certain anti-dilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company’s Common Stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Company’s Common Stock (a “Stock Acquisition Date”). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company at $0.01 per right, entitles the holder to purchase an amount of the Company’s Common Stock, or in certain circumstances a combination of securities and/or assets or the Common Stock of the acquirer, having an equivalent market value of $17.00 per right at a purchase price of $8.50. Rights held by the acquiring person or group will become void and will not be exercisable. These rights are not exercisable as of September 30, 2008.

8. Commitments and Contingencies

License Agreements - In April 2007, the Company entered into a license agreement with PST Co., LTD (PST) to market, sell, install, service and manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by PST. Under the terms of this agreement the Company paid $0.3 million to PST in April 2007, $0.4 million in May 2008 and the final payment of $0.3 million in October 2008. The license agreement expires in April 2017. These payments will be amortized over the life of the agreement beginning in the first quarter of Fiscal 2009. The Company may be required to pay additional license fees in the future if the profitability of the Licensed Product surpasses certain thresholds.

Purchase Obligations – As of September 30, 2008, we had unrecorded purchase obligations in the amount of $8.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Operating Leases - The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $933,000, $857,000 and $741,000 in fiscal 2008, 2007 and 2006, respectively. As of September 30, 2008, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $1,925,000, of which $690,000, $526,000, $498,000, $88,000 and $38,000 is payable in fiscal 2009, 2010, 2011, 2012 and 2013, respectively, and $85,000 thereafter.

9. Major Customers and Foreign Sales

One customer individually accounted for 20%, 13% and 17% of net revenue during fiscal 2008, 2007 and 2006, respectively. Our largest customer has been different in each of the last three fiscal years.

Our net revenues for fiscal 2008, 2007 and 2006 were to customers in the following geographic regions:

	Years Ended September 30,
	2008	2007	2006
United States	15%	28%	34%
Other	1%	0%	1%
Total North America	16%	28%	35%

Taiwan	14%	18%	9%
China	46%	18%	4%
Malaysia	2%	5%	13%
Other	6%	11%	15%
Total Asia	68%	52%	41%

Germany	5%	6%	13%
Other	11%	14%	11%
Total Europe	16%	20%	24%
	100%	100%	100%

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

Information concerning our business segments is as follows:

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Net revenue:
Solar and semiconductor equipment	$72,029	$37,657	$33,363
Polishing supplies	8,267	8,327	7,082
	$80,296	$45,984	$40,445

Operating income:
Solar and semiconductor equipment	$2,783	$339	$722
Polishing supplies	1,019	1,402	913
	3,802	1,741	1,635
Interest and other income (expense), net	745	336	(37)
Income before income taxes	$4,547	$2,077	$1,598

Capital expenditures:
Solar and semiconductor equipment	$2,982	$3,858	$533
Polishing supplies	154	303	423
	$3,136	$4,161	$956

Depreciation and amortization expense:
Solar and semiconductor equipment	$1,121	$437	$466
Polishing supplies	218	269	176
	$1,339	$706	$642

		As of September 30,
		2008	2007
Indentifiable assets:
Solar and semiconductor equipment		$97,545	$46,283
Polishing supplies		4,810	4,383
		$102,355	$50,666

Goodwill:
Solar and semiconductor equipment		$3,722	$89
Polishing supplies		728	728
		$4,450	$817

The Company has manufacturing operations in The Netherlands, United States and France. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Net revenue:
The Netherlands	$58,642	$28,429	$16,027
United States	18,478	17,555	24,418
France	3,176	-	-
	$80,296	$45,984	$40,445

Operating income (loss):
The Netherlands	$6,342	$1,252	$(151)
United States	(2,304)	489	1,786
France	(236)	-	-
	$3,802	$1,741	$1,635

		As of September 30,
		2008	2007
Net Long-lived Assets
(excluding intangibles and goodwill)
The Netherlands		$6,597	$4,926
United States		2,894	1,349

11. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended September 30
	2008	2007	2006
	(dollars in thousands)
Current:
Domestic federal	$1,600	$760	$411
Foreign	2,300	540	(245)
Domestic state	20	80	114
	3,920	1,380	280

Deferred:
Domestic federal	(2,100)	(1,710)	-
Foreign	(140)	-	-
Domestic state	10	(10)	-
	(2,230)	(1,720)	-
	$1,690	$(340)	$280

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of 34 percent is as follows:

	Years Ended September 30
	2008	2007	2006
	(dollars in thousands)
Tax provision (benefit) at the statutory federal rate	$1,550	$706	$543
Effect of permanent book-tax differences	190	71	(99)
State tax provision	10	44	75
Valuation allowance for net deferred tax assets	(230)	(1,178)	(222)
Expiration of foreign net operating loss	70	-	-
Other items	100	17	(17)
	$1,690	$(340)	$280

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Years Ended September 30
	2008	2007	2006
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$470	$320	$205
Inventory write-downs	700	460	412
Deferred profit	1,800	740	377
Accruals and reserves not currently deductible	1,530	570	467
	4,500	2,090	1,461
Valuation allowance	-	(400)	(1,461)
Deferred tax assets - current net of valuation allowance	$4,500	$1,690	$-

Deferred tax assets (liabilities) - non-current:
Stock options expense	$110	$70	$17
Book vs. tax basis of acquired assets	(900)	-	-
State net operating losses	220	180	172
Book vs. tax depreciation and amortization	(150)	(170)	(17)
	(720)	80	172
Valuation allowance	(220)	(50)	(172)
Deferred tax assets - current net of valuation allowance	$(940)	$30	$-

Changes in the deferred tax valuation allowance are as follows:

	Years Ended September 30
	2008	2007	2006
	(dollars in thousands)
Balance at the beginning of the year	$450	$1,633	$1,855
Additions (subtractions) to valuation allowance	(230)	(1,183)	(222)
Balance at the end of the year	$220	$450	$1,633

The Company has state net operating losses in a couple of states at September 30, 2008 which expire in varying amounts between 2009 and 2013. These operating losses have been fully reserved in those states where we determined that we will not be able to utilize those net operating losses.

SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated. During fiscal 2008, continued improvement in both the Company’s earnings history and its prospects for the future resulted in a $0.2 million lower estimate of the amount of deferred assets that more likely than not will be unrealizable. Tax payments of $3.5 million were made during 2008. During fiscal 2008, the Company also recorded an increase of $0.1 million in deferred tax assets for items that meet the more likely than not criteria for recognition under SFAS No. 109.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $0.3 million increase to tax liabilities, and a $0.3 million increase to retained earnings at the beginning of fiscal 2008.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities for fiscal 2008. Approximately $0.4 million of this total represents the amount that, if recognized would favorably affect our effective income tax rate in future periods.

(dollars in
thousands)
Balance as of October 1, 2007	$410

Tax positions related to current year:
Additions	170
Reductions	-

Tax positions related to prior years:
Additions	50
Reductions	-
Settlements	-

Lapses in statues of limiations	(190)
Balance as of September 30, 2008	$440

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2008, we recognized a benefit of $26,147 of tax-related net interest and penalties, and had $70,185 of accrued interest and penalties as of September 30, 2008.

We do not expect that the amount of our tax reserves will materially change in the next 12 months other than the continued accrual of interest and penalties.

We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year. As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, but generally is from 3 to 5 years.

During the current fiscal year we recorded a benefit of $187,201, resulting from the reversal of liabilities in taxing jurisdictions where the statute of limitations had expired.

Various examinations by United States, state or foreign tax authorities could be conducted for any open tax year.

12. Restructuring Charge

In the third quarter of fiscal 2008, Bruce Technologies operations were reorganized to better position the Company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. As a result of this reorganization, the Company notified certain personnel of their termination date and severance and recorded a restructuring charge of $356,000. All amounts had been paid as of September 30, 2008. These charges are presented as a separate line item on the Consolidated Statements of Operations.

In June 2006, Amtech adopted a plan to consolidate the manufacturing of its automation product line into facilities already used to manufacture diffusion furnaces. Amtech’s automation products are often sold in conjunction with the sale of new diffusion furnaces. As a result of this decision, the Company notified certain personnel of the termination date and severance and recorded a restructuring charge of $190,000. These charges are presented as a separate line item on the Consolidated Statements of Operations.

13. Acquisition

On October 8, 2007, the Company acquired, through its wholly-owned subsidiary, Tempress Holding B.V., 100% of the equity of R2D, a solar cell and semiconductor automation equipment manufacturing company, located near Montpellier, France. R2D provides solutions to the solar and semiconductor industries. The purpose of the acquisition was to expand the Company’s automation products which are used in the semiconductor manufacturing and solar diffusion processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing the Company to increase sales by offering an integrated system under the Tempress brand to the solar industry.

The aggregate purchase price is based on the cash consideration paid at closing of $5.5 million plus acquisition costs of $1.0 million, including cost of legal representation and due diligence. Contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements were deposited in an escrow account. Milestone payments of $0.9 million have been paid or accrued as of September 30, 2008. The amount of future contingent payments earned will be allocated primarily to goodwill. The assets of R2D principally consist of intellectual property and technology, reseller relationships, customer contracts, trademarks, non-compete agreements, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include current liabilities, loans, obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

The valuation of acquired assets was determined with the assistance of an independent third-party consultant. The fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset. This benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (dollars in thousands):

		Useful Life
Assets Acquired:
Current Assets	$4,804
Property, plant & equipment	234
Intangible assets:
Non-compete agreements	174	8 years
Customer lists	919	10 years
Technology	1,822	10 years
Other	94	2-10 years
Goodwill	3,632
Total assets acquired	11,679

Liabilities Assumed:
Current Liabilities	4,039
Long-term liabilities	204
Total liabilities assumed	4,243
Net assets acquired	$7,436

The following consolidated pro forma financial information was prepared assuming that the acquisition had occurred at the beginning of the fiscal 2007. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period and is not necessarily indicative of results that may be obtained in the future (unaudited):

For the Year Ended
September 30, 2007
(dollars in thousands,
except per share amounts)
Revenues	$50,393
Net income	$2,177
Net income per share:
Basic	$0.40
Diluted	$0.40

For purposes of the above pro forma presentation, the historical revenues and earnings of R2D for fiscal 2007 have been combined with the revenues and earnings of Amtech for fiscal 2007.

15. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year 2008:
Revenue	$11,741	$17,591	$24,147	$26,817
Gross margin	$3,560	$4,127	$7,078	$8,196
Net income	$108	$161	$1,160	$1,428
Net income per share:
Basic	$0.01	$0.02	$0.13	$0.16
Shares used in calculation	7,636	9,072	9,081	9,094
Diluted	$0.01	$0.02	$0.13	$0.16
Shares used in calculation	7,818	9,185	9,197	9,184

	(in thousands, except per share amounts)
Fiscal Year 2007:
Revenue	$9,451	$10,539	$12,874	$13,120
Gross margin	$2,392	$2,868	$3,424	$4,126
Net income	$6	$262	$1,010	$1,139
Net income per share:
Basic	$0.00	$0.05	$0.16	$0.17
Shares used in calculation	3,476	5,193	6,498	6,514
Diluted	$0.00	$0.05	$0.15	$0.17
Shares used in calculation	3,511	5,255	6,575	6,654

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective as of the end of the period covered by this annual report.

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

To the Shareholders of Amtech Systems, Inc.,

The management of Amtech Systems, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of management we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of R2D Ingenierie SAS that was acquired during 2008 as described in “Note 13 to the Consolidated Financial Statements – Business Acquisitions.” The operations of R2D Ingenierie SAS contributed approximately 4% of our total revenues from external customers for the year ended September 30, 2008 and represented approximately 14% of our total assets as of September 30, 2008. Based on our evaluation, excluding R2D Ingenierie SAS, under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by Mayer Hoffman McCann P.C., an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Amtech Systems, Inc.:

We have audited Amtech Systems, Inc. internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of R2D Ingenierie SAS, which was acquired by Amtech Systems Inc. in October 2007 and is included in the 2008 consolidated financial statements of Amtech Systems, Inc. and constituted $14.2 million and $8.5 million of total and net assets, respectively, as of September 30, 2008, and $3.1 million and ($0.2) million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Amtech Systems, Inc. also did not include an evaluation of the internal control over financial reporting of R2D Ingenierie SAS.

In our opinion, Amtech Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of Amtech Systems, Inc., and our report dated December 10, 2008 expressed an unqualified opinion on those financial statements.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
December 10, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K are incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

AMTECH SYSTEMS, INC.

December 10, 2008	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Vice President –
Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Chairman of the Board,	December 10, 2008
Jong S. Whang	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Bradley C. Anderson	Vice President – Finance	December 10, 2008
Bradley C. Anderson	and Chief Financial Officer
(Principal Financial Officer)

*	Chief Accounting Officer	December 10, 2008
Robert T. Hass	(Principal Accounting Officer)

*	Director	December 10, 2008
Michael Garnreiter

*	Director	December 10, 2008
Robert F. King

*	Director	December 10, 2008
Brian L. Hoekstra

*	Director	December 10, 2008
Alfred W. Giese

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-
Fact**

**By authority of the power of
attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT		METHOD
NO.	DESCRIPTION	OF FILING
3.1	Articles of Incorporation	A

3.2	Articles of Amendment to Articles of Incorporation, dated April 27, 1983	A

3.3	Articles of Amendment to Articles of Incorporation, dated May 19, 1987	B

3.4	Articles of Amendment to Articles of Incorporation, dated May 2, 1988	C

3.5	Articles of Amendment to Articles of Incorporation, dated May 28, 1993	D

3.6	Articles of Amendment to Articles of Incorporation, dated March 14, 1999	E

3.7	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock, dated April 21, 2005	K

3.8	Amended and Restated Bylaws	F

4.1	Rights Agreement dated May 17, 1999	G

4.2	Form of Subscription Agreement for the Series A Convertible Preferred Stock	K

10.1	Amended and Restated 1995 Stock Option Plan	H

10.2	Non-Employee Directors Stock Option Plan	I

10.3	Amendment to Non-Employee Directors Stock Option Plan effective July 8, 2005	L

10.4	Employment Agreement with Robert T. Hass, dated May 19, 1992	J

10.5	Warrant to Purchase Common Stock, dated April 22, 2005	L

10.6	Loan and Security Agreement (Domestic), dated April 7, 2006, between Silicon Valley Bank and the Company.	M

10.7	Loan and Security Agreement (EXIM), dated April 7, 2006, between Silicon Valley Bank and the Company.	M

10.8	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated April 7, 2006.	M

10.9	Third Amendment to Lease, dated as of August 11, 2006, between Wakefield Investments, Inc. and Bruce Technologies, Inc.	N

10.10	2007 Employee Stock Incentive Plan	O

10.11	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility Located in Vassen, The Netherlands by Tempress Holdings B.V. from Mr. F. H. Van Berlo.	P

10.12	Employment Agreement with J.S. Whang dated April 13, 2007	P

10.13	Stock Purchase and Sale Agreement, by and among Tempress Holdings, B.V., R2D Ingenierie SAS and the Shareholders of R2D Ingenierie SAS, dated as of October 8, 2007.	O

10.24	Change of Control Severance Agreement, dated as of March 10, 2008 between Amtech and Bradley Anderson.	R

21	Subsidiaries of the Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	*

24	Powers of Attorney	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

____________________

*	Filed herewith.

A	Incorporated by reference to Amtech’s Form S-1 Registration Statement No. 2-83934-LA.

B	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1987.

C	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1988.

D	Incorporated by reference to Amtech’s Form S-1 Registration Statement (File No. 33-77368).

E	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1999.

F	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.

G	Incorporated by reference to Amtech’s Current Report on Form 8-A, filed with the Securities and Exchange Commission on May 17, 1999.

H	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the Amended and Restated 1995 Stock Option Plan), filed with the Securities and Exchange Commission on August 9, 1996.

I	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the Non-Employee Director Stock Option Plan), filed with the Securities and Exchange Commission on August 9, 1996.

J	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1993.

K	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.

L	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 2005.

M	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2006.

N	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

O	Incorporated by reference to Amtech’s Proxy Statement for its 2007 Annual Shareholders’ Meeting, filed with the Securities and Exchange Commission on April 24, 2007.

P	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

Q	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

R	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.