Form 10-Q
period 2008-12-31
AMTECH SYSTEMS INC
filed 2009-02-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Shares of Common Stock outstanding as of February 5, 2009: 9,103,673

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
December 31, 2008 (Unaudited) and September 30, 2008	3
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Caution Regarding Forward-Looking Statements	16
Overview	17
Results of Operations	17
Liquidity and Capital Resources	20
Off-Balance Sheet Arrangements	20
Contractual Obligations	20
Critical Accounting Policies	21
Impact of Recently Issued Accounting Pronouncements	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,411	$37,501
Restricted cash	489	970
Accounts receivable
Trade (less allowance for doubtful accounts of $639 and $588 at	14,299	17,639
December 31, 2008 and September 30, 2008, respectively)
Unbilled and other	7,200	5,376
Inventories	16,358	15,902
Deferred income taxes	4,700	4,500
Income taxes receivable	-	-
Other	2,210	1,511
Total current assets	83,667	83,399

Property, Plant and Equipment - Net	8,314	8,409
Intangible Assets - Net	5,076	4,384
Goodwill	4,450	4,450
Restricted cash - non-current	677	1,713
Total Assets	$102,184	$102,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,791	$6,529
Bank loans and current maturities of long-term debt	113	148
Accrued compensation and related taxes	3,912	4,553
Accrued warranty expense	1,331	1,155
Deferred profit	6,009	5,352
Customer deposits	4,040	4,859
Other accrued liabilities	1,548	2,503
Income taxes payable	1,730	1,060
Total current liabilities	25,474	26,159

Income Taxes Payable Long-term	460	440
Deferred Income Taxes Long-term	900	940
Long-Term Obligations	251	283
Total liabilities	27,085	27,822

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,103,673 and 9,096,048
at December 31, 2008 and September 30, 2008, respectively	91	91
Additional paid-in capital	70,300	70,135
Accumulated other comprehensive income	(392)	67
Retained Earnings	5,100	4,240
Total stockholders' equity	75,099	74,533
Total Liabilities and Stockholders' Equity	$102,184	$102,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Revenues, net of returns and allowances	$17,872	$11,741
Cost of sales	11,786	8,181
Gross profit	6,086	3,560

Selling, general and administrative	4,483	3,302
Research and development	224	233
Operating income	1,379	25

Interest and other income, net	61	153

Income before income taxes	1,440	178

Income tax provision	580	70
Net income	$860	$108

Earnings Per Share:

Basic income per share	$0.09	$0.01
Weighted average shares outstanding	9,098	7,636

Diluted income per share	$0.09	$0.01
Weighted average shares outstanding	9,109	7,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2008	2007
Operating Activities
Net income	$860	$108
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	363	313
Write-down of inventory	119	24
Deferred income taxes	(374)	(398)
Non-cash share based compensation expense	166	102
Other	66	53
Changes in operating assets and liabilities:
Restricted cash	1,466	(786)
Accounts receivable	890	3,063
Inventories	(935)	(2,745)
Accrued income taxes	623	276
Prepaid expenses and other assets	(687)	(5)
Accounts payable	(135)	(772)
Accrued liabilities and customer deposits	(2,019)	(87)
Deferred profit	736	(833)
Net cash provided by (used in) operating activities	1,139	(1,687)

Investing Activities
Purchases of property, plant and equipment	(222)	(1,193)
Increase in restricted cash long-term	-	(1,952)
Payment for licensing agreement	(300)	-
Investment in R2D	-	(6,415)
Net cash used in investing activities	(522)	(9,560)

Financing Activities
Proceeds from issuance of common stock	-	33,827
Payments on long-term obligations	(62)	(59)
Excess tax benefit of stock options	-	80
Net cash provided by (used in) financing activities	(62)	33,848

Effect of Exchange Rate Changes on Cash	355	(225)

Net Increase in Cash and Cash Equivalents	910	22,376
Cash and Cash Equivalents, Beginning of Period	37,501	18,370
Cash and Cash Equivalents, End of Period	$38,411	$40,746

Supplemental Cash Flow Information:
Interest paid	$8	$118
Income tax refunds	$131	$-
Income tax payments	$345	$104
Supplemental Non-cash Investing Activities:
Transfer inventory to capital equipment	$116	$-
Intangible assets funded with current liabilities	$500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

1. Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors, and wafers of various materials, primarily for the solar and semiconductor industries. The Company sells these products worldwide, particularly in Asia, the United States and Europe. In addition, the Company provides semiconductor manufacturing support services.

The Company serves niche markets in industries that are experiencing rapid technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The consolidated results of operations for the three months ended December 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassifications - Certain reclassifications have been made in the accompanying consolidated financial statements for fiscal 2008 conform to the 2009 presentation. These reclassifications did not have a material effect on the Company’s financial statements.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31,	September 30,
	2008	2008
	(dollars in thousands)
Deferred revenues	$8,846	$6,934
Deferred costs	2,837	1,582
Deferred profit	$6,009	$5,352

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company’s customers, located throughout the world, consist of manufacturers of solar cells, semiconductors, semiconductor wafers and MEMS. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectibility.

As of December 31, 2008, receivables from two customers individually accounted for 18% and 12% of total accounts receivable.

Restricted Cash – Current restricted cash of $0.5 million as of December 31, 2008 consists of bank guarantees. The bank guarantees are required by certain customers from whom deposits have been received in advance of shipment. Current restricted cash of $1.0 million as of September 30, 2008 consists of bank guarantees in excess of our European overdraft facility that was terminated in the first quarter of fiscal 2009.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Costs for approximately 80% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31,	September 30,
	2008	2008
	(dollars in thousands)
Purchased parts and raw materials	$10,448	$9,776
Work-in-process	5,069	5,057
Finished goods	841	1,069
	$16,358	$15,902

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

The following is a summary of property, plant and equipment:

	December 31,	September 30,
	2008	2008
	(dollars in thousands)
Land, building and leasehold improvements	$6,860	$6,916
Equipment and machinery	3,788	3,654
Furniture and fixtures	3,300	3,306
	13,948	13,876
Accumulated depreciation and amortization	(5,634)	(5,467)
	$8,314	$8,409

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

In November the Company entered into a license agreement with PST Co., LTD (“PST”)., based in Korea, to market PST’s existing and future proprietary PSG (phosphorus silicate glass) dry etch systems.

The royalty free, 10-year license agreement grants Amtech exclusive marketing rights throughout the world, with the exception of Korea and one Japanese customer with respect to which PST retains marketing rights. In consideration for the licensed rights, Amtech will pay $0.5 million and enter into a manufacturing agreement with PST.

The following is a summary of intangibles:

		December 31,	September 30,
	Useful Life	2008	2008
	(dollars in thousands)
Trademarks	Indefinite	$592	$592
Non-compete agreements	8-10 years	524	524
Customer lists	10-15 years	1,195	1,195
Technology	4-10 years	1,822	1,924
Licenses	10 years	1,500	700
Other	2-10 years	94	94
		5,727	5,029
Accumulated amortization		(651)	(645)
		$5,076	$4,384

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

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2008	2007
	(dollars in thousands)
Beginning balance	$1,155	$256
Warranty expenditures	(151)	(110)
Provision	327	81
Acquired through business acquisitions	-	247
Ending balance	$1,331	$474

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	119,187	250,313	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	335,490	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	58,600	64,000	Jul. 2015
		177,787	649,803

Stock-based compensation expense recognized under SFAS 123 (R) reduced the Company’s results of operations as follows:

	Three Months Ended December 31,
	2008	2007
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(166)	$(102)
Effect on net income	$(135)	$(89)
Effect on basic income per share	$(0.01)	$(0.01)
Effect on diluted income per share	$(0.01)	$(0.01)

(1)     Stock-based compensation expense is included in selling, general and administrative expenses.

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

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	487,053	$8.39	450,303	$6.44
Granted	163,000	3.80	85,000	14.79
Exercised	-	-	(50,875)	5.15
Forfeited	(250)	7.00	(500)	7.00
Outstanding at end of period	649,803	$7.24	483,928	$8.04

Exercisable at end of period	296,892	$7.15	222,809	$6.35
Weighted average fair value of options
granted during the period	$2.29		$8.70

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2008	2007
Risk free interest rate	1.82%	3.45%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	66%	61%
Forfeiture rate	8%	9%

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

There were 163,000 and 85,000 options granted during the three months ended December 31, 2008 and 2007, respectively. Total fair value of options granted was approximately $373,000 and $740,000 for the three months ended December 31, 2008 and 2007, respectively.

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

	Three Months Ended December 31,
	2008		2007

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Options	Fair Value
Beginning Outstanding	30,500	$14.79	-	$-
Awarded	100,000	3.80	31,500	14.79
Released	(7,625)	14.79	-	-
Forfeited	-	-	-	-
Ending Outstanding	122,875	$7.24	31,500	$14.79

Impact of Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for the Company’s quarter beginning October 1, 2009. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company’s fiscal year beginning October 1, 2008. The effect of implementing SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, (Statement 141) Business Combinations. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

2. Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which the Company operates.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the quarter ended December 31, 2008, no change was made to the valuation allowance.

Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At December 31, 2008, and September 30, 2008, the total amount of unrecognized tax benefits was $460,000 and $440,000. If recognized, these amounts would favorably impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2008 and September 30, 2008, the Company accrued $90,000 and $70,000 for potential interest and penalties.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, the U.S., France and other foreign jurisdictions, as well as various states in the U.S. The Company and its subsidiaries have open tax years primarily from fiscal 2004 to fiscal 2008 with taxing foreign jurisdictions and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. For the three months ended December 31, 2008, options for 630,000 shares and 30,500 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2007, options for 85,000 shares and 31,500 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended
	December 31,
	2008	2007
	(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$860	$108

Weighted Average Shares Outstanding:
Common stock	9,098	7,636

Basic earnings per share	$0.09	$0.01

Diluted Earnings Per Share Computation
Net income	$860	$108

Weighted Average Shares Outstanding:
Common stock	9,098	7,636
Common stock equivalents (1)	11	182
Diluted shares	9,109	7,818

Diluted earnings per share	$0.09	$0.01

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Net income, as reported	$860	$108
Foreign currency translation adjustment	(459)	146
Comprehensive income	$401	$254

5. Business Segment Information

The Company’s products are classified into two core business segments; the solar and semiconductor equipment segment and the polishing supplies segment. The solar and semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of solar cells, integrated circuits and MEMS. Also included in the solar and semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a portion of corporate expenses that is allocated to the polishing supplies segment. The polishing supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.

Information concerning our business segments is as follows:

	Three Months Ended
	December 31,
	2008	2007
Net Revenues:	(dollars in thousands)
Solar and semiconductor equipment	$16,132	$9,997
Polishing supplies	1,740	1,744
	$17,872	$11,741

Operating Income:
Solar and semiconductor equipment	$1,407	$(118)
Polishing supplies	(28)	143
	1,379	25

Interest and other income (expense), net	61	153

Income before income taxes	$1,440	$178

	December 31,	September 30,
	2008	2008
Identifiable Assets:	(dollars in thousands)
Solar and semiconductor equipment	$97,615	$97,545
Polishing supplies	4,569	4,810
	$102,184	$102,355

6. Major Customers and Foreign Sales

During the three month period ended December 31, 2008, two customers individually represented 33% and 12% of net revenues. During the three months ended December 31, 2007, one customer represented 15% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended
	December 31,
	2008	2007
North America (1)	18%	21%
Asia (2) (3)	69%	44%
Europe	13%	35%
	100%	100%

(1)	Includes 18% and 21% to the United States in fiscal 2009 and 2008, respectively

(2)	Includes 17% and 25% to China in fiscal 2009 and 2008, respectively.

(3)	Includes 48% and 6% to Taiwan in fiscal 2009 and 2008, respectively.

7. Commitments and Contingencies

Purchase Obligations – As of December 31, 2008, we had purchase obligations in the amount of $6.1 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

8. Stockholders Equity

Shareholder Rights Plan – On December 15, 2008, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amends and restates the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of the Company’s outstanding Common Shares, par value $0.01 per share (“Common Shares”). As amended, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The Final Expiration Date (as defined in the Restated Rights Agreement) is now December 14, 2018.

Other than extending the Final Expiration Date (as defined in the Restated Rights Agreement) of the Rights to December 14, 2018 and adjusting the Exercise Price, there were no material changes to the principal terms of the Rights. The Restated Rights Agreement also contains certain other changes in order to address current law and practice with respect to shareholder rights plans.

Stock Repurchase Program – In December the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $4 million of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Financial Statement” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as amended.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I of Amtech Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31,	December 31,
	2008	2007
Net revenue	100%	100%
Cost of goods sold	66%	70%
Gross margin	34%	30%
Operating expenses:
Selling, general and administrative	25%	28%
Research and Development	1%	2%
Total operating expenses	26%	30%
Income from operations	8%	0%
Interest income (expense), net	0%	2%
Income before income taxes	8%	2%
Income taxes	3%	1%
Net Income	5%	1%

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

	Three Months Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$16,132	$9,997	$6,135	61%
Polishing Supplies Segment	1,740	1,744	(4)	(0%)
Total Net Revenue	$17,872	$11,741	$6,131	52%

Net revenue for the quarter ended December 31, 2008 increased by $6.1 million, or 52%, from the quarter ended December 31, 2007. Revenue increases in the solar and semiconductor equipment segment resulted from higher shipment volumes to the solar industry, partially offset by an increase in deferred revenue. Net revenue from the solar market was $11.1 million for the three months ended December 31, 2008, a $5.9 million or 113% increase from the three months ended December 31, 2007. Net revenue of the polishing supplies segment for the three months ended December 31, 2008 remained at the same level as net revenue for the three months ended December 31, 2007. The recent global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans, which has resulted in lower orders. In addition, some of our customers have and others may request delays in the shipment of their orders. As a result, future revenues from both the solar and semiconductor markets are likely to be negatively impacted.

Backlog and Orders

Our order backlog as of December 31, 2008 and 2007 was $42.4 million and $49.9 million, respectively. Our backlog as of December 31, 2008 includes approximately $35.8 million of orders from our solar industry customers compared to $42.2 million at December 31, 2007. New orders booked in our most recent quarter ended December 31, 2008 were $9.3 million compared to $37.0 million in the first quarter of fiscal 2008 and $17.6 million in the fourth quarter of fiscal 2008. The decrease in new orders and backlog is due primarily to the recent global credit crisis and related economic downturn. This has caused many of our customers to delay or suspend their capacity expansion plans. Total bookings for the next several quarters are expected to remain noticeably lower than prior year quarters as a result of the lingering global economic downturn.

The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. Our backlog as of December 31, 2008 and 2007, respectively, include $1.1 million and $0.9 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$5,778	$3,059	$2,719	89%
Polishing Supplies Segment	308	501	(193)	(39%)
Total Gross Profit	$6,086	$3,560	$2,526	71%
Gross Margin	34%	30%

For the three months ended December 31, 2008, gross profit in the solar and semiconductor equipment segment increased 89% versus the three months ended December 31, 2007. The increase was driven primarily by higher volumes and improved capacity utilization, including improvements at R2D, the company acquired in the first quarter of fiscal 2008. Improvements in gross profit were partially offset by a $0.8 million increase in deferred profit during the three months ended December 31, 2008. In the comparable period ended December 31, 2007, deferred profit decreased $0.8 million. Gross margins in the polishing supplies segment were negatively impacted by product mix as volumes of higher-margin insert carriers decreased while sales of polishing machines, which generally carry a lower gross margin, increased.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$4,147	$2,944	$1,203	41%
Polishing Supplies Segment	336	358	(22)	(6%)
Total SG&A	$4,483	$3,302	$1,181	36%
Percent of net revenue	25%	28%

Total selling, general and administrative (SG&A) expense for the three months ended December 31, 2008 increased $1.2 million, or 36%, over the three months ended December 31, 2007. Commission expense increased $0.8 million for the three months ended December 31, 2008 versus the three months ended December 31, 2007 due to increased commissionable sales, primarily in the solar market. The remainder of the increase results from increases in stock-based and incentive compensation expense and professional fees, including costs related to compliance with the provisions of the Sarbanes-Oxley Act.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products; materials and supplies used in product prototyping.

	Three Months Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)%
Segment	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$224	$233	$(9)	(4%)
Polishing Supplies Segment	-	-	-	0%
Total Research and Development	$224	$233	$(9)	(4%)
Percent of net revenue	1%	2%

Research and development costs for the three months ended December 31, 2008 remained consistent with the levels for the three months ended December 31, 2007.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended
	December 31,	December 31,	Increase
	2008	2007	(Decrease)
Interest and other income (expense), net	(dollars in thousands)
Interest and other income (expense), net	$51	$207	$(156)
Foreign currency gains (losses)	10	(54)	64
Total	$61	$153	$(92)

Interest income represents earnings on invested funds. Interest expense primarily consists of interest incurred on our overdraft facility, capital equipment borrowings and mortgage on Amtech’s land and building in the Netherlands. Interest and other income decreased $0.2 million due to lower interest rates for the three months ended December 31, 2008.

Income Taxes

During the three months ended December 31, 2008, we recorded income taxes of $0.6 million. The effective tax rate used for calculating the income tax provision for the three months ended December 31, 2008 and December 31, 2007 were approximately 40% and 39%, respectively. The rates are estimates based upon projected annual income, estimated annual permanent differences and statutory tax rates in the various jurisdictions in which we operate.

Liquidity and Capital Resources

At December 31, 2008 and September 30, 2008, cash and cash equivalents and restricted cash were $38.9 million and $38.5 million, respectively. Our working capital as of December 31, 2008 and September 30, 2008 was $58.2 million and $57.2 million, respectively. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by purchases of property, plant and equipment as well as a payment for our licensing agreement with PST. In the first quarter of fiscal 2009 we terminated our line of credit in the amount of Euro 1.0 million (approximately $1.4 million). We believe that our principal sources of liquidity discussed above are sufficient to support operations.

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

In December, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $4 million of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases under the program will be funded from available working capital. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

Cash Flows from Operating Activities

Cash provided by our operating activities was $1.1 million for the three months ended December 31, 2008, compared to $1.7 million used in such activities for the three months ended December 31, 2007. In the first quarter of fiscal 2009, cash was primarily generated by earnings from operations, partially offset by increases in inventory and prepaid expenses and other assets as well as decreases in accrued liabilities and customer deposits. In the first quarter of fiscal 2008, cash was primarily used to finance increases in inventory and decreases in accounts payable, other current liabilities and deferred profit. This was partially offset by a decrease in accounts receivable.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2008 and 2007 used $0.5 million and $9.6 million respectively. For the three months ended December 31, 2008, we had capital expenditures of $0.2 million primarily for machinery and equipment and we made a payment of $0.3 million for our licensing agreement with PST. For three months ended December 31, 2007, we used cash of $8.0 million related to the acquisition of R2D. Capital expenditures in the same period were $1.2 million, primarily related to the improvements of our facilities in The Netherlands.

Cash Flows from Financing Activities

For the three months ended December 31, 2008, $0.1 million of cash was used in financing activities for the payment of long-term debt. This compares to cash of $33.6 million provided by the sale of 2,500,000 shares of common stock in an underwritten public offering at a price to the public of $14.41 per share in the first quarter of fiscal 2008. An additional $0.2 million was provided by the exercise of stock options in the first quarter of fiscal 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, Amtech had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since the end of fiscal 2008 have been purchase obligations (See Note 7 of the Condensed Consolidated Financial Statements). Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2008, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K for the year ended September 30, 2008. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

During fiscal 2004, we recorded a valuation allowance for the total of our deferred tax assets. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Since 2004, we have sustained increasing profitability and utilized all of our federal net operating loss carry forwards. Each quarter, we analyze each deferred tax asset to determine the amount that is more likely than not to be realized, based upon the weight of available evidence, and adjust the valuation allowance to the amount of deferred taxes that do not meet the criteria for recognition under SFAS No. 109. Currently, we only maintain a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2008, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Our operations in the United States are conducted in U.S. dollars. Our operations in Europe, a component of the solar and semiconductor equipment segment, conduct business primarily in the Euro, but also sell products in Asia in the U.S. dollar. The functional currency of our European operation is the Euro. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

As of December 31, 2008, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2008 and 2007. As of December 31, 2008, our foreign subsidiaries had $1.9 million of assets (cash and receivables) denominated in currencies other than the functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million. As of December 31, 2008, we had $1.5 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the euro relative to the U.S. dollar would result in a gain or loss of $0.2 million. Our net investment in and advances to our foreign operations totaled $36.7 million as of December 31, 2008. A 10% change in the value of the euro relative to the U.S. dollar would cause an approximately $3.7 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During three months ended December 31, 2008 and 2007, our European operations transacted U.S. dollar denominated sales and purchases of $1.3 million and $1.3 million, respectively. As of December 31, 2008, sales commitments denominated in a currency other than the function currency of our transacting operation totaled $2.8 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be less than $0.3 million greater than or less than expected on the date the order was taken.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	February 9, 2009

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