Form 10-K/A
period 2008-09-30
AMTECH SYSTEMS INC
filed 2009-06-05
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K/A
Amendment No. 1
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2008 Annual Meeting of Shareholders, were incorporated by reference into Items 10-14 of Part III of this Form 10-K.

EXPLANATORY NOTE

Amtech Systems, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Original Filing”) on December 10, 2008. Exhibits 31.1 and 31.2 to the Original Filing contained certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). The Certifications contained certain inadvertent omissions of the certification language prescribed by Item 601(b)(31)(i) of Regulation S-K. New certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 add the inadvertently omitted language and are included as exhibits 31.1 and 31.2 to this Amendment No. 1 to Form 10-K (the “Amendment”).

There is no other change made to the Original Filing except the replacement of the Certifications as described above. This Amendment makes no attempt to reflect events occurring after the filing of the Original Filing and does not change any previously reported financial results of operations or any disclosures contained in that document.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

Date: June 5, 2009	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Vice President -
Finance and Chief Financial Officer

INDEX TO EXHIBITS

     The following exhibits are filed with this Report.

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

* Filed herewith.