Form 10-Q
period 2009-06-30
AMTECH SYSTEMS INC
filed 2009-08-06
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
Shares of Common Stock outstanding as of August 4, 2009: 8,959,994

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and September 30, 2008	3
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended June 30, 2009 and 2008	5
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2009 and 2008	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations
Caution Regarding Forward-Looking Statements	18
Overview	19
Results of Operations	19
Liquidity and Capital Resources	23
Off-Balance Sheet Arrangements	24
Contractual Obligations	24
Critical Accounting Policies	25
Impact of Recently Issued Accounting Pronouncements	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A. Risk Factors	30

Item 6. Exhibits	31

SIGNATURES	32

EXHIBIT INDEX	33

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,905	$37,501
Restricted cash	448	2,005
Accounts receivable
Trade (less allowance for doubtful accounts of $618 and $588 at	9,236	17,639
June 30, 2009 and September 30, 2008, respectively)
Unbilled and other	6,076	5,376
Inventories	12,436	15,902
Deferred income taxes	2,500	4,500
Other	1,963	1,511
Total current assets	72,564	84,434

Property, Plant and Equipment - Net	8,421	8,409
Intangible Assets - Net	3,835	4,384
Goodwill	4,480	4,450
Restricted cash - non-current	492	678
Total Assets	$89,792	$102,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,039	$6,529
Bank loans and current maturities of long-term debt	117	148
Accrued compensation and related taxes	2,915	4,553
Accrued warranty expense	1,367	1,155
Deferred profit	4,883	5,352
Customer deposits	2,962	4,859
Other accrued liabilities	1,515	2,503
Income taxes payable	400	1,060
Total current liabilities	16,198	26,159

Income Taxes Payable Long-term	500	440
Deferred Income Taxes Long-term	430	940
Other Long-Term Obligations	191	283
Total liabilities	17,319	27,822

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 8,959,994 and 9,096,048
at June 30, 2009 and September 30, 2008, respectively	90	91
Additional paid-in capital	70,187	70,135
Accumulated other comprehensive income (loss)	(656)	67
Retained Earnings	2,852	4,240
Total stockholders' equity	72,473	74,533
Total Liabilities and Stockholders' Equity	$89,792	$102,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues, net of returns and allowances	$12,528	$24,147	$41,304	$53,479
Cost of sales	8,946	17,069	29,279	38,714
Gross profit	3,582	7,078	12,025	14,765

Selling, general and administrative	3,733	4,847	11,318	12,115
Impairment and restructuring charges	-	344	1,682	344
Research and development	151	210	527	686
Operating income (loss)	(302)	1,677	(1,502)	1,620

Interest and other income (expense), net	(33)	248	14	749

Income (loss) before income taxes	(335)	1,925	(1,488)	2,369

Income tax expense (benefit)	(100)	765	(100)	940
Net income (loss)	$(235)	$1,160	$(1,388)	$1,429

Earnings (Loss) Per Share:

Basic earnings (loss) per share	$(0.03)	$0.13	$(0.15)	$0.17
Weighted average shares outstanding	8,960	9,081	9,038	8,593

Diluted earnings (loss) per share	$(0.03)	$0.13	$(0.15)	$0.16
Weighted average shares outstanding	8,960	9,197	9,038	8,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended June 30,
	2009	2008
Operating Activities
Net income (loss)	$(1,388)	$1,429
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,138	1,095
Write-down of inventory	392	-
Deferred income taxes	1,374	(1,790)
Impairment of long-lived assets	1,062	-
Non-cash share based compensation expense	498	355
Other	129	240
Changes in operating assets and liabilities:
Restricted cash	1,773	362
Accounts receivable	6,683	(5,222)
Inventories	2,618	(10,776)
Accrued income taxes	(659)	577
Prepaid expenses and other assets	(458)	(685)
Accounts payable	(4,161)	4,110
Accrued liabilities and customer deposits	(3,920)	4,872
Deferred profit	(309)	1,615
Net cash provided by (used in) operating activities	4,772	(3,818)

Investing Activities
Purchases of property, plant and equipment	(1,046)	(2,434)
Decrease in restricted cash long-term	184	(1,382)
Payment for licensing agreement	(800)	(400)
Investment in R2D	(167)	(6,689)
Net cash used in investing activities	(1,829)	(10,905)

Financing Activities
Proceeds from issuance of common stock, net	-	33,934
Purchase of common stock under repurchase program	(448)	-
Payments on long-term obligations	(117)	(702)
Excess tax benefit of stock options	-	69
Net cash provided by (used in) financing activities	(565)	33,301

Effect of Exchange Rate Changes on Cash	26	(160)

Net Increase in Cash and Cash Equivalents	2,404	18,418
Cash and Cash Equivalents, Beginning of Period	37,501	18,370
Cash and Cash Equivalents, End of Period	$39,905	$36,788

Supplemental Cash Flow Information:
Interest paid	$20	$189
Income tax refunds	$1,473	$-
Income tax payments	$550	$2,188
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$116	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED June 30, 2009 AND 2008
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring in nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The consolidated results of operations for the three and nine month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30,	September 30,
	2009	2008
	(dollars in thousands)
Deferred revenues	$6,913	$6,934
Deferred costs	2,030	1,582
Deferred profit	$4,883	$5,352

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

As of June 30, 2009, three customers accounted for 17%, 14% and 10% of accounts receivable, individually.

Restricted Cash – Current restricted cash of $0.4 million as of June 30, 2009 consists of bank guarantees. The bank guarantees are required by certain customers from whom deposits have been received in advance of shipment. Restricted cash - current of $2.0 million as of September 30, 2008 consisted of bank guarantees of $1.0 million in excess of our European overdraft facility that was terminated in the first quarter of fiscal 2009 and cash in an escrow account related to contingent payments paid in the first quarter of fiscal 2009 to the sellers of R2D due to the fulfillment of certain requirements.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Costs for approximately 80% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30,	September 30,
	2009	2008
	(dollars in thousands)
Purchased parts and raw materials	$8,580	$9,776
Work-in-process	2,949	5,057
Finished goods	907	1,069
	$12,436	$15,902

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

The following is a summary of property, plant and equipment:

	June 30,	September 30,
	2009	2008
	(dollars in thousands)
Land, building and leasehold improvements	$6,872	$6,916
Equipment and machinery	4,214	3,654
Furniture and fixtures	3,380	3,306
	14,466	13,876
Accumulated depreciation and amortization	(6,045)	(5,467)
	$8,421	$8,409

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

In October 2007, the Company acquired the R2D Automation business (“R2D”), a solar cell and semiconductor automation equipment manufacturing company located near Montpellier, France. Cash contingent payments of approximately $1.6 million were deposited in an escrow account with the agreement to pay the sellers upon fulfillment of certain requirements. As of June 30, 2009, approximately $1.1 million of the $1.6 million has been paid to the sellers in recognition of fulfilling certain requirements. The amount of future contingent payments earned will be allocated to goodwill.

Intangibles – Intangible assets are capitalized and amortized over 2 to 15 years if the life is determinable. If the life is indefinite, amortization is not recorded.

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

In November 2008, the Company entered into a license agreement with PST Co., LTD (“PST”), based in Korea, to market PST’s existing and future proprietary PSG (phosphorus silicate glass) dry etch systems for the manufacture of photovoltaic cells. The royalty-free, 10-year license agreement grants Amtech exclusive marketing rights throughout the world, with the exception of Korea and one Japanese customer with respect to which PST retains marketing rights. In consideration for the licensed rights, the Company paid $0.5 million.

On April 9, 2009, the Company entered into amendments with PST to both the PSG license discussed above and the PECVD license to expand the licenses to include one future model of the PSG dry etch systems and three future models of the PECVD system. These amendments to the licenses require the Company to pay additional license fees upon successful achievement of the agreed upon specifications of each of the four new models. The four payments range from three hundred million South Korean Won (KRW), approximately $230,000, to one billion KRW, approximately $780,000, for maximum total payments of approximately $1,420,000. Such payments will be recorded as additional intangibles, the cost of which will be amortized over the life of the license.

The following is a summary of intangibles:

		June 30,	September 30,
	Useful Life	2009	2008
		(dollars in thousands)
Trademarks	Indefinite	$-	$592
Non-compete agreements	8-10 years	171	524
Customer lists	10-15 years	905	1,195
Technology	4-10 years	1,793	1,924
Licenses	10 years	1,500	700
Other	2-10 years	93	94
		4,462	5,029
Accumulated amortization		(627)	(645)
		$3,835	$4,384

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

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2009	2008
	(dollars in thousands)
Beginning balance	$1,155	$256
Warranty expenditures	(433)	(441)
Provision	645	960
Acquired through business acquisitions	-	247
Ending balance	$1,367	$1,022

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	121,387	248,113	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	325,490	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	32,600	90,000	Jul. 2015
		153,987	663,603

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Effect on income (loss) before income taxes (1)	$(165)	$(125)	$(498)	$(335)
Effect on net income (loss)	$(128)	$(98)	$(391)	$(291)

(1)	Stock option expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2019. Options issued by the Company vest over 1 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	486,803	$8.39	450,303	$6.44
Granted	189,000	3.79	120,000	13.65
Exercised	-	-	(67,375)	5.34
Forfeited	(12,200)	7.41	(4,875)	6.35
Outstanding at end of period	663,603	$7.10	498,053	$8.33
Exercisable at end of period	319,877	$7.27	263,171	$6.51
Weighted average fair value of options
granted during the period	$2.27		$8.01

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2009	2008
Risk free interest rate	1.86%	3.27%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	66%	62%
Forfeiture rate	7%	9%

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

There were 6,000 and 189,000 options granted during the three and nine months ended June 30, 2009, respectively; and 15,000 and 120,000 options granted for the comparable periods of fiscal 2008. Total fair value of options granted was approximately $18,000 and $429,000 for the three and nine months ended June 30, 2009, respectively; and $98,000 and $961,000 for the comparable periods of fiscal 2008.

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

	Nine Months Ended June 30,
	2009		2008

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Beginning Outstanding	30,500	$14.79	-	$-
Awarded	100,000	3.80	31,500	14.79
Released	(7,625)	14.79	-	-
Forfeited	-	-	-	-
Ending Outstanding	122,875	$5.85	31,500	$14.79

Fair Value of Financial Instruments – The carrying values of the Company’s current financial instruments approximate fair value due to the short term in which these instruments mature. The carrying values of the Company’s long-term debt approximate fair value because their variable interest rates approximate the prevailing interest rates for similar debt instruments.

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

2. Income Taxes

The income tax provision (benefit) included in the condensed consolidated statements of operations for the nine months ended June 30, 2009 and June 30, 2008 is based on the estimated annual effective tax rate for the entire year and changes in the valuation allowance on deferred tax assets in existence at the beginning of the fiscal year. These estimated annual effective tax rates are adjusted at the end of each interim quarter based on our estimates for the fiscal year of pretax income or loss, permanent differences, statutory tax rates and changes in those deferred tax assets for which we have established a valuation allowance, and tax planning strategies in the various jurisdictions in which the Company operates.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” requires a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state deferred tax assets and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the nine months ended June 30, 2009, the valuation allowance was increased by approximately $304,000 for certain state deferred tax assets, including $141,000 for net operating losses in those states, that may not be recovered.

Upon the adoption of FIN 48, the Company classified uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At June 30, 2009 and September 30, 2008, the total amount of unrecognized tax benefits was $500,000 and $440,000, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. The accrual for potential interest and penalties for the nine months ended June 30, 2009 and June 30, 2008 was $64,000 and $36,000, respectively.

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

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. For the three and nine months ended June 30, 2009, options for 665,000 and 666,000 shares, respectively, and 23,000 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2008, options for 130,000 shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2008, 31,500 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income (loss) available to
common stockholders	$(235)	$1,160	$(1,388)	$1,429

Weighted Average Shares Outstanding:
Common stock	8,960	9,081	9,038	8,593

Basic earnings (loss) per share	$(0.03)	$0.13	$(0.15)	$0.17

Diluted Earnings Per Share Computation
Net income (loss)	$(235)	$1,160	$(1,388)	$1,429

Weighted Average Shares Outstanding:
Common stock	8,960	9,081	9,038	8,593
Common stock equivalents (1)	-	116	-	139
Diluted shares	8,960	9,197	9,038	8,732

Diluted earnings (loss) per share	$(0.03)	$0.13	$(0.15)	$0.16

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net income (loss), as reported	$(235)	$1,160	$(1,388)	$1,429
Foreign currency translation adjustment	2,005	32	(723)	1,531
Comprehensive income (loss)	$1,770	$1,192	$(2,111)	$2,960

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

Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$11,458	$22,138	$36,931	$47,743
Polishing supplies	1,070	2,009	4,373	5,736
	$12,528	$24,147	$41,304	$53,479

Operating income (loss):
Solar and semiconductor equipment (1)	$(300)	$1,421	$(1,430)	$911
Polishing supplies	(2)	256	(72)	709
	(302)	1,677	(1,502)	1,620

Interest and other income (expense), net	(33)	248	14	749

Income (loss) before income taxes	$(335)	$1,925	$(1,488)	$2,369

(1)

The nine months ended June 30, 2009 includes the impairment losses of $1.1 million related to intangible assets and goodwill and $0.6 million of restructuring costs at Bruce Technologies. See Note 9, "Impairment and Restructuring Charge." The three and nine months ended June 30, 2008 include restructuring costs of $0.3 million at Bruce Technologies.

	June 30,	September 30,
	2009	2008
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$85,359	$97,545
Polishing supplies	4,433	4,810
	$89,792	$102,355

6. Major Customers and Foreign Sales

During the three months ended June 30, 2009, three customers represented 30%, 17% and 15% of net revenues, individually. During the nine months ended June 30, 2009, one customer represented 19% of net revenues. During the three months ended June 30, 2008, two customers represented 34% and 11% of net revenues, individually. During the nine months ended June 30, 2008, two customers represented 25% and 10% of net revenues, individually.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2009	2008
United States	20%	16%
Other	0%	1%
Total North America	20%	17%
China	32%	39%
Taiwan	27%	15%
Other	5%	9%
Total Asia	64%	63%
Total Europe	16%	20%
	100%	100%

7. Commitments and Contingencies

Purchase Obligations – As of June 30, 2009, we had purchase obligations in the amount of $4.8 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

License Fees –The license fees resulting from the amendments to the license agreements discussed in Note 1 are expected to be paid in 2010 ($0.6 million) and 2011 ($0.8 million).

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

8. Stockholders Equity

Shareholder Rights Plan – On December 15, 2008, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amends and restates the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of the Company’s outstanding Common Shares, par value $0.01 per share (“Common Shares”). As amended, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.

Other than extending the Final Expiration Date (as defined in the Restated Rights Agreement) of the Rights to December 14, 2018 and adjusting the Exercise Price, there were no material changes to the principal terms of the Rights. The Restated Rights Agreement also contains certain other changes in order to address current law and practice with respect to shareholder rights plans.

Stock Repurchase Program – In December 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $4 million of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. During the nine months ended June 30, 2009, the Company repurchased 144,000 shares for $0.4 million in cash at an average cost of $3.09 per share. During the three months ended June 30, 2009 there were no repurchases. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.

9. Impairment and Restructuring Charge

The Bruce operations are primarily dependent upon a mature segment of the semiconductor industry which is experiencing a significant downturn. The industry downturn resulted in recent operating losses and deterioration in forecasted revenue and earnings at Bruce. It is uncertain when, and to what extent, the markets served by Bruce will recover. Therefore, the Bruce operations were restructured in the second quarter of fiscal 2009 to focus primarily on a parts supply business instead of its prior focus, the sale of furnace systems. The restructuring included a reduction in the number of employees and a reduction in the amount of space required to operate the business. The restructuring resulted in a charge of $620,000, which includes a $350,000 charge for unutilized leased space, a $160,000 write-off of furnace-related inventory parts that are not expected to be utilized in the future and $110,000 of severance and outplacement costs.

Due to the circumstances related to the Bruce operations discussed above, the Company determined it was necessary to conduct an assessment of the ability to recover the carrying amount of long-lived assets of the Bruce operations. Recoverability is based upon the Company’s judgments and estimates of undiscounted cash flows during the estimated remaining useful life of the assets. It was determined that the carrying value of the net assets subject to amortization or depreciation was not fully recoverable; therefore, an impairment charge of $373,000 was recorded for the excess of carrying value over the fair value of the customer list and non-compete agreement.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “goal,” “predicts,” “projects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; selling, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: whether we will be able to complete acquisitions and integrate such businesses successfully and achieve anticipated synergies; variability of our revenues and financial performance; risks associated with product development, technological changes and our dependence on our technology partners for the delivery and confirmation of the technological advantage of new products; development of superior technologies by our competitors; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the solar and semiconductor industries in particular; the continued employment of our key personnel and risks associated with competition.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of goods sold	71%	71%	71%	72%
Gross margin	29%	29%	29%	28%
Operating expenses:
Selling, general and administrative	30%	20%	28%	23%
Restructuring Charge	0%	1%	4%	1%
Research and Development	1%	1%	1%	1%
Total operating expenses	31%	22%	33%	25%
Income from operations	(2%)	7%	(4%)	3%
Interest and other income (expense), net	(1%)	1%	0%	2%
Income before income taxes	(3%)	8%	(4%)	5%
Income taxes	(1%)	3%	(1%)	3%
Net Income	(2%)	5%	(3%)	2%

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

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
	2009	2008	(Dec)%		2009	2008	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$11,458	$22,138	$(10,680)	(48%)	$36,931	$47,743	$(10,812)	(23%)
Polishing Supplies Segment	1,070	2,009	(939)	(47%)	4,373	5,736	(1,363)	(24%)
Total Net Revenue	$12,528	$24,147	$(11,619)	(48%)	$41,304	$53,479	$(12,175)	(23%)

Net revenue for the quarter ended June 30, 2009 decreased $11.6 million, or 48%, compared to the quarter ended June 30, 2008. Revenue from the Solar and Semiconductor Equipment Segment decreased $10.7 million, or 48%, due to significantly lower shipments to the solar industry, partially offset by an increase in recognition of previously deferred revenue. The decrease in net revenue from the solar industry was driven by the global economic downturn and credit crisis resulting in delays in many of our customers’ capacity expansion plans. The decrease of $0.9 million, or 47%, in net revenue from the Polishing Supplies Segment was due to lower sales volume of polishing machines, insert carriers and templates caused mainly by the downturn in the semiconductor industry.

Net revenue for the nine months ended June 30, 2009 decreased by $12.2 million, or 23%, compared to the nine months ended June 30, 2008. Revenue from the Solar and Semiconductor Equipment Segment decreased $10.8 million, or 23%, due to the economic downturn as described above. The decrease of $1.4 million, or 24%, in net revenue from the Polishing Supplies Segment is also due to the economic downturn as described above.

The ongoing global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans, which has resulted in lower orders. In addition, some of our customers have, and others may, request delays or cancellations in the shipment of their orders. A continuation of the global credit crisis and related downturn in the global economy are likely to negatively impact future revenues from both solar and semiconductor markets and could have a significant adverse affect on our results of operations and financial condition.

Backlog and Orders

Our order backlog as of June 30, 2009 and 2008 was $29.7 million and $60.1 million, respectively. Our backlog as of June 30, 2009 includes approximately $27.1 million of orders from our solar industry customers compared to $44.2 million at June 30, 2008. New orders booked in the quarter ended June 30, 2009 were $5.3 million compared to $20.2 million in the third quarter of fiscal 2008. New orders booked in the nine-month periods ended June 30, 2009 and 2008 were $22.1 million and $83.8 million, respectively. As the majority of the backlog is denominated in euros, the strengthening of the dollar during the first three quarters of fiscal 2009 resulted in a reduction in backlog of approximately $2.0 million. The decrease in new orders and backlog is due primarily to the ongoing global credit crisis and related economic downturn. This has caused many of our customers to delay or suspend their capacity expansion plans. Total bookings are expected to remain noticeably lower than prior year quarters at least until the lingering global economic downturn improves.

The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. Our backlog as of June 30, 2009 includes $1.2 million of deferred revenue for which there is an equal amount of deferred costs, i.e. with no gross profit to be realized.

As of June 30, 2009, two customer’s individually account for 44% and 42% of our order backlog, respectively. The customer representing 44% of the order backlog has delayed shipment for some of its orders beginning in the second quarter of the current fiscal year. Further delays by this customer of the shipment of a significant portion of these orders past December 31, 2009 could have a significant adverse effect on the results of operations during fiscal 2010.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
	2009	2008	(Dec)%		2009	2008	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$3,283	$6,457	$(3,174)	(49%)	$11,127	$12,971	$(1,844)	(14%)
Polishing Supplies Segment	299	621	(322)	(52%)	898	1,794	(896)	(50%)
Total Gross Profit	$3,582	$7,078	$(3,496)	(49%)	$12,025	$14,765	$(2,740)	(19%)
Gross margin	29%	29%			29%	28%

Gross profit for the quarter ended June 30, 2009 decreased $3.5 million or 49% from $7.1 million in the third quarter of fiscal 2008 to $3.6 million in the third quarter of fiscal 2009. Consolidated gross margin and that of the Solar and Semiconductor Segment in the quarters ended June 30, 2009 and 2008 was 29%. We recognized $0.6 million of previously deferred profit for the quarter ended June 30, 2009, net of deferrals, compared to a net deferral of $1.8 million of profit for the quarter ended June 30, 2008. Excluding the impact of the change in deferred revenue and profit, gross margin in the Solar and Semiconductor Equipment Segment decreased to 25% in the third quarter of fiscal 2009 versus 34% in the third quarter of fiscal 2008, due primarily to lower production and shipment volumes and the related reduction in efficiencies and plant utilization. Gross profit and margins in the Polishing Supplies Segment decreased due to lower volumes of polishing machines, carriers and templates.

Gross profit for the nine months ended June 30, 2009 decreased $2.7 million or 19% to $12.0 million in the first nine months of fiscal 2009 from $14.8 million in the first nine months of fiscal 2008. Gross margin increased to 29% in the first nine months of fiscal 2009 from 28% in the first nine months of fiscal 2008. We recognized $0.3 million of previously deferred profit for the nine months ended June 30, 2009, net of deferrals, compared to a net deferral of $1.6 million of profit for the nine months ended June 30, 2008. Excluding the impact of deferred revenue and profit activity, gross margin in the Solar and Semiconductor Equipment Segment decreased to 28% in the first nine months of fiscal 2009 from 30% in the first nine months of fiscal 2008 due primarily to lower efficiencies and plant utilization experienced in the second and third quarters of fiscal 2009 In the first nine months of fiscal 2009, we deferred revenue included $1.1 million with an equal amount of deferred cost.

Gross profit and gross margin in the fourth quarter of fiscal 2009 will be significantly influenced by the amount of deferred profit recognized during the period. The remaining amount of deferred profit is expected to decline significantly during the fourth quarter of this fiscal year, which combined with the potential for lower shipments associated with the decline in new order bookings could materially and adversely affect gross profit and gross margins in 2010.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
	2009	2008	(Dec)%		2009	2008	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$3,432	$4,482	$(1,050)	(23%)	$10,348	$11,030	$(682)	(6%)
Polishing Supplies Segment	301	365	(64)	(18%)	970	1,085	(115)	(11%)
Total SG&A	$3,733	$4,847	$(1,114)	(23%)	$11,318	$12,115	$(797)	(7%)
Percent of net revenue	30%	20%			28%	23%

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2009 decreased $1.1 million, or 23%, to $3.7 million from $4.8 million for the three months ended June 30, 2008. SG&A expenses include $0.2 million and $0.1 million of stock-based compensation expense in the three months ended June 30, 2009 and 2008, respectively. The decrease in SG&A expenses was due primarily to a $0.7 million of decrease in selling expense, primarily commissions, related to lower revenues generated in regions where third party sales agents are utilized. General and administrative expenses decreased $0.4 million due primarily to lower accruals for incentive compensation, offset by the increases in stock-based compensation expense.

For the nine months ended June 30, 2009, SG&A decreased $0.8 million or 7% compared to the nine month period ended June 30, 2008. SG&A expenses include $0.5 million and $0.4 million of stock-based compensation expense for the nine months ended June 30, 2009 and 2008, respectively. SG&A expenses for the nine months ended June 30, 2009 and 2008 include $0.1 million and $0.3 million, respectively, of costs related to compliance with the Sarbanes-Oxley Act. Selling expenses decreased $0.7 million due to reductions in force at our Bruce operations and decreased commissions. General and administrative expenses decreased $0.1 million due primarily to lower compensation expense, offset by the increases in stock-based compensation expense.

Impairment and Restructuring Charge

The Bruce operations are primarily dependent upon a mature segment of the semiconductor industry which is experiencing a significant downturn. The industry downturn resulted in recent operating losses and deterioration in forecasted revenue and earnings at Bruce. It is uncertain when, and to what extent, the markets served by Bruce will recover. Therefore, the Bruce operations were restructured in the second quarter of fiscal 2009 to focus primarily on a parts supply business versus furnace systems sales. The restructuring included a reduction in the number of employees and a reduction in the amount of space required to operate the business. The restructuring resulted in a charge of $620,000 in the second quarter of fiscal 2009, which includes a $350,000 charge for unutilized leased space, a $160,000 write-off of furnace-related inventory parts that are not expected to be utilized in the future and $110,000 of severance and outplacement costs. Our Bruce Technologies operations were also reorganized in the third quarter of fiscal 2008, which resulted in a restructuring charge of $0.3 million, consisting mainly of severance and outplacement costs for affected personnel.

Due to the circumstances related to the Bruce operations discussed above, the Company determined it was necessary to conduct an assessment of the ability to recover the carrying amount of long-lived assets of the Bruce operations. The amount estimated to be recoverable is based upon the Company’s judgments and estimates of undiscounted cash flows during the estimated remaining useful life of the assets. It was determined that the carrying value of the net assets was not fully recoverable; therefore, an impairment charge of $373,000 was recorded in the second quarter of fiscal 2009 for the excess of carrying value over the fair value of the customer list and non-compete agreement. Future adverse changes could be caused by, among other factors, a downturn in the industries served, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

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

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
	2009	2008	(Dec)%		2009	2008	(Dec)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$151	$210	$(59)	(28%)	$527	$686	$(159)	(23%)
Polishing Supplies Segment	-	-	-	0%	-	-	-	0%
Total R&D	$151	$210	$(59)	(28%)	$527	$686	$(159)	(23%)

Research and development costs for the three and nine months ended June 30, 2009 decreased $0.1 million and $0.2 million, respectively, compared to the three and nine month periods ended June 30, 2008. The decrease is due primarily to increased reimbursements through governmental research and development grants which are netted against these expenses.

Interest and other income (expense), net

Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions. Interest income represents earnings on invested funds. Interest expense primarily consists of interest incurred on equipment financing.

	Three Months Ended			Nine Months Ended
Interest and other	June 30,	June 30,	Inc.	June 30,	June 30,	Inc.
income (expense), net	2009	2008	(Dec)	2009	2008	(Dec)
	(dollars in thousands)			(dollars in thousands)
Interest and other income
(expense), net	$(4)	$169	$(173)	$54	$673	$(619)
Foreign currency gains
(losses)	(29)	79	(108)	(40)	76	(116)
Total	$(33)	$248	$(281)	$14	$749	$(735)

Interest income on invested funds decreased due to lower interest rates during fiscal 2009. Foreign currency gains or losses were less than $0.1 million in each reporting period.

Income Taxes

During the three months ended June 30, 2009 and 2008, we recorded income tax expense (benefit) of ($0.1) million and $0.8 million, for an effective tax rate of 30% and 40%, respectively. During the nine months ended June 30, 2009 and 2008, we recorded income tax expense (benefit) of ($0.1) million and $0.9 million. The income tax provision for the nine months ended June 30, 2009 and June 30, 2008 is based on the estimated annual effective tax rate for the entire year and changes in the valuation allowance on deferred tax assets in existence at the beginning of the fiscal year. These estimated annual effective tax rates are adjusted at the end of each interim quarter, based on our estimates for the fiscal year of pretax income or loss, permanent differences, statutory tax rates and changes in those deferred tax assets for which we have established a valuation allowance, and tax planning strategies in the various jurisdictions in which the Company operates. The resulting effective tax rates reflected in the statement of operations for the nine months ended June 30, 2009 and June 30, 2008 were approximately 7% and 40%, respectively. The effective tax rate for the nine months ended June 30, 2009 was negatively impacted by an increase in the valuation allowance and permanent differences between financial income and taxable income, which were higher in relation to the pre-tax loss. Without these adjustments a larger tax benefit would have been recorded for the period.

Liquidity and Capital Resources

At June 30, 2009 and September 30, 2008, cash and cash equivalents and current restricted cash were $40.4 million and $39.5 million, respectively. The increase in cash was primarily provided by cash from operations of $4.8 million. This was offset by purchases of property, plant and equipment and payments for licensing agreements and repurchases of common stock. In the first quarter of fiscal 2009 we terminated our line of credit in the amount of Euro 1.0 million (approximately $1.3 million). Our working capital as of June 30, 2009 and September 30, 2008 was $56.4 million and $58.3 million, respectively. Our ratio of current assets to current liabilities increased to 4.5:1 as of June 30, 2009 from 3.2:1 as of September 30, 2008. We believe that our principal sources of liquidity discussed above are sufficient to meet our anticipated needs for current operations for at least the next 12 months.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $4.8 million for the nine months ended June 30, 2009, compared to $3.8 million used in such activities for the nine months ended June 30, 2008. In the first nine months of fiscal 2009, cash was generated by decreases in accounts receivable, inventories and current restricted cash as well as earnings from operations, adjusted for non-cash charges, partially offset by decreases in accounts payable, accrued liabilities and customer deposits. During the nine months ended June 30, 2008 cash was primarily used to finance increases in inventory, accounts receivable, prepaid and other assets. This use of cash was partially offset by increases in accounts payable, accrued liabilities and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2009 and 2008 used $1.8 million and $10.9 million respectively. For the nine months ended June 30, 2009, capital expenditures amounted to $1.1 million primarily for machinery and equipment and we made $0.8 million of payments for our licensing agreements with PST. For nine months ended June 30, 2008, we used cash of $8.1 million related to the acquisition of R2D. Capital expenditures in the same period were $2.4 million, primarily related to the improvements of our facilities in The Netherlands.

Cash Flows from Financing Activities

For the nine months ended June 30, 2009, $0.6 million of cash was used in financing activities for the repurchase of shares ($0.4 million) and for the payment of long-term debt of $0.1 million. In the first nine months of fiscal 2008 cash of $33.9 million was provided by the sale of 2,500,000 shares of common stock in an underwritten public offering at a price to the public of $14.41 per share. Payments of long-term debt amounted to $0.7 million in the first nine months of fiscal 2008.

Off-Balance Sheet Arrangements

As of June 30, 2009, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since September 30, 2008 have been changes in purchase obligations and additional obligations related to newly licensed products (See Note 7 of the Condensed Consolidated Financial Statements). Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2008, for information on the Company’s other contractual obligations

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, accounts receivable collectability, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the timing and amounts of revenue, costs and expenses to be recognized and the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  For the solar and semiconductor equipment segment, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. However, a portion of the revenue associated with certain installation-related tasks, equal to the greater of the relative fair value of those tasks or the portion of the contract price contingent upon their completion, generally 10%-20% of the system’s selling price (the “holdback”), and directly related costs, if any, are deferred and recognized into income when the tasks are completed. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the contingent portion of the contract price is often considerably greater than the fair market value of those items, our policy at times will result in deferral of profit that is disproportionately greater than the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

  Equipment sold by the polishing supplies segment generally does not include process guarantees, acceptance criteria or holdbacks; therefore in most instances, the related revenue is recorded upon transfer of title which is generally at time of shipment. Our shipping terms for both segments are primarily FOB our shipping point or equivalent terms.

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

Income Taxes. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws in the various jurisdictions in which the Company operates. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. The estimated annual effective tax rate used in calculating the income tax provision for interim periods is highly dependent upon estimates of pre-tax income for the fiscal year. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our operations and financial condition.

We currently have significant deferred tax assets resulting from expenses not currently deductible for tax purposes, revenue recognized for tax purposes but deferred for financial statement purposes, and carryforwards of net operating losses in certain state and foreign jurisdictions and foreign tax credits available to reduce taxable income and tax payments in future periods. During fiscal 2004, we recorded a valuation allowance for the total of our deferred tax assets. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. During the period from 2005 through 2008, we achieved increasing profitability and utilized all of our federal net operating loss carry forwards. Each quarter, we analyze each deferred tax asset to determine the amount that is more likely than not to be realized, based upon the weight of available evidence, and adjust the valuation allowance to the amount of deferred taxes that do not meet the criteria for recognition under SFAS No. 109. Currently, we only maintain a valuation allowance with respect to certain state deferred tax assets and foreign net operating losses that may not be recovered.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues we have identified. Since a significant portion of our revenue is derived from the sale of high-value systems, our accounts receivable are often concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or its payment trends, could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon shipment of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2009, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Goodwill and indefinite-lived intangibles are also tested for impairment at least annually. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. Those judgments and estimates could be modified if adverse changes occurred in the future resulting in an inability to recover the carrying value of these assets. Below is a more detailed explanation of the procedures we perform.

We perform a two-step impairment test discussed in SFAS 142. In the first step, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit. Most of our reporting units are operating segments that are one level below the reportable segment into which they are aggregated. The one exception is P.R. Hoffman Machine Products, Inc. which is a reportable segment. When the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill and other intangibles not subject to amortization over their implied fair value.

The methods used to estimate fair value of the reporting unit for the purpose of determining the implied fair value of goodwill include the market approach and discounted cash flows, as follows:

i.

One valuation methodology used is to determine the multiples of market value of invested capital (“MVIC”) of similar public companies to their revenue for the last twelve months (“LTM”) and next twelve months (“NTM”), and apply those multiples to the revenue for the comparable periods of the reporting unit being tested for impairment. One benefit of this approach is it is the closest to quoted market prices that are readily available. However, we generally give less weight to this method, because the market value of the minority interest of public companies may not be that relevant to the fair value of our wholly-owned reporting units, which are not public companies. Also, MVIC to revenue for the LTM uses a historical value in the denominator, while the market values tend to be forward looking; and MVIC of revenue for the NTM involves the use of projections for both the comparable companies and the reporting unit.

ii.

Another market approach that we sometimes use is based upon prices paid in merger and acquisition transactions for other companies in the same industry, again applying the MVIC to revenue of those companies to the historical and projected revenue of the reporting unit. When we use both market prices determined as described in (i), above, and prices paid in merger and acquisition transactions, we weight them to determine an indicated value under the market approach.

iii.

As stated, we also use discounted cash flows as an indication of what a third-party would pay for the reporting unit in an arms-length transaction. This method requires projections of EBITDA (earnings before interest, taxes, depreciation and amortization) and applying an appropriate discount rate based on the weighted average cost of capital for the reporting unit.

We generally give the greatest weight, often 75% or more, to the discounted cash flow method, due to difficulty in identifying a sufficient number of companies that are truly comparable to a given reporting unit. This is because two of our three reporting units are relatively small businesses serving niche markets.

The material estimates and assumptions used in the discounted cash flows method of determining fair value include (i) the appropriate discount rate, given the risk-free rate of return and various risk premiums, (ii) projected revenues, (iii) projected material cost as a percentage of revenue, and (iv) the rate of increase in payroll and other expense. Quantitatively, the discount rate is the assumption that has the most pervasive effect on the discounted cash flows. We determine the discount rate used based on input from a valuation firm, which applies various approaches taking into account the particular circumstances of the reporting unit in arriving at a recommendation. For annual valuations, we test the sensitivity of the assumptions used in our discounted cash flow projection with the aid of a valuation firm, which utilizes a Monte Carlo simulation model, wherein various probabilities are assigned to the key assumptions.

In the current year, we performed a mid-year test of the impairment of the goodwill and other intangibles due to changing circumstances regarding the Bruce Technologies reporting unit. This test required us to use judgments and estimates that could be materially different than actual results. Bruce Technologies continued to incur losses after a restructuring and cost reductions put into place during the prior fiscal year and expectations that semiconductor customers served by this reporting unit would not in the future achieve the kinds of growth rates they had in the past due to increased maturity of that industry. We used the same discount rate as used in the prior annual impairment test of this reporting unit, but the other assumptions became more conservative due to the changing circumstances. It was primarily the lowered projections of future revenue that resulted in a lower estimate of fair value and the impairment loss. The payroll and certain expense assumptions, however, were lowered to take into account a second restructuring of the reporting unit, which involved a significant reduction in the number of employees. The material cost assumption was also lowered to take into account a change in product mix.

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

As of June 30, 2009, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three and nine month periods ended June 30, 2009 and 2008. As of June 30, 2009, our foreign subsidiaries had $0.7 million of net assets (cash, receivables and amounts due to our foreign subsidiaries by our U.S. companies offset by minor amounts of accounts payable) denominated in currencies other than the functional currency. A 10% change in the value of the functional currency relative to the other currencies would result in gains or losses of approximately $0.1 million.

During the nine months ended June 30, 2009 we incurred foreign currency translation losses, a component of comprehensive income (loss) which was a direct adjustment to stockholders’ equity, of $0.7 million due to the strengthening of the U.S. dollar relative to the Euro. Our net investment in and long-term advances to our foreign operations totaled $43.0 million as of June 30, 2009. A 10% change in the value of the Euro relative to the U.S. dollar would cause a foreign currency translation adjustment of approximately $4.3 million.

During the nine months ended June 30, 2009, our European operations transacted U.S. dollar denominated sales and purchases of $4.0 million and $2.3 million, respectively. As of June 30, 2009, we had purchase commitments of $2.4 million denominated in a currency other than the functional currency of our transacting operation. A 10% change in the relevant exchange rates between the time the order was placed and the time of receipt would cause costs of such orders to be approximately $0.2 million more or less than expected on the date the order was placed. As of June 30, 2009 we had no sales commitments denominated in a currency other than the functional currency of our transacting operation.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (our “2008 Form 10-K”). Except as set forth below, there have been no material changes to the risk factors previously disclosed on our 2008 Annual Report on Form 10-K.

The solar and semiconductor equipment industry is competitive and we are relatively small in size and have fewer resources in comparison with our competitors.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies having substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging solar and semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer at often a lower price than ours or use innovative technology to sell products into specialized markets. Loss of competitive position could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that competitors will develop and market more advanced products than those that we are then able to offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenue.

We are dependent on key personnel and relationships for our business and product development and sales, and any loss of our key personnel to competitors or other industries or the failure to perform by key technology vendors could dramatically, negatively impact our future operations.

Historically, our product development has been accomplished through cooperative efforts with key customers and vendors. Our relationship with a key technology vendor and some customers is substantially dependent on personal relations established by our President and Chief Executive Officer. Our relationship with a major research institute, discussed below, and a European customer that has been instrumental in the development of our small batch vertical furnace are substantially dependent upon our European General Manager. We are dependent upon our Technical Director of R2D for the development of our automation technology. Furthermore, our multi-product solar growth strategy is heavily dependent on PST Co., Ltd. and The Energy Research Centre of the Netherlands for delivering key new products and confirming the technological advantage of those products. Should any of these relationships terminate or our key technology vendors fail to adequately perform, it could materially and adversely affect our multi-product solar growth strategy.

We may not be able to keep pace with the rapid change in the technology we use in our products.

Success in the solar and semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions that have a technological, price or other advantages over those of our competitors. For example, the solar industry continues to increase cell efficiency and strives to reach grid parity. As another example, the semiconductor industry continues to shrink the size of semiconductor devices. These and other evolving customer needs require us to respond with continued development programs. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products that more effectively address changing customer needs than the products of our competitors, win market acceptance of these new products or uses and manufacture any new products in a timely and cost-effective manner. If we do not develop and introduce new products, technologies or uses for existing products in a timely manner relative to our competitors and continually find ways of reducing the cost to produce them in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 6, 2009

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