Form 10-K
period 2009-09-30
AMTECH SYSTEMS INC
filed 2009-11-24
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller Reporting Company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of March 31, 2009, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $28,722,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 18, 2009, the registrant had outstanding 8,964,244 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrants 2009 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2009, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Amtech was incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We conduct operations through four wholly-owned subsidiaries: Tempress Systems, Inc., a Texas corporation with all of its operations in The Netherlands, acquired in 1994, also referred to herein as Tempress Systems or Tempress®; P.R. Hoffman Machine Products, Inc. (PR Hoffman), an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997; Bruce Technologies, Inc. (Bruce Technologies®), a Massachusetts corporation based in Billerica, Massachusetts, acquired in July 2004, or Bruce Technologies; and R2D Automation SAS (R2D), a French corporation located near Montpellier, France, acquired in October 2007. See Exhibit 21.1 Subsidiaries for a complete list of our subsidiaries.

We are a leading supplier of horizontal diffusion furnace systems used for solar (photovoltaic) cell and semiconductor manufacturing, and are recognized in the markets we serve for our technology and our brands. We operate in two business segments: (i) solar and semiconductor equipment and (ii) polishing supplies. Our solar and semiconductor equipment is sold under the well-known and respected brand names of Tempress Systems and Bruce Technologies, which have customers in both the solar industry and the semiconductor industry. Within the solar industry, we provide diffusion and automation equipment to solar cell manufacturers. Within the semiconductor industry, we provide equipment to manufacturers of analog, power, automotive and microcontroller chips with geometries greater than 0.3 micron, a strategy we believe minimizes direct competition with significantly larger suppliers of semiconductor equipment. Under the PR Hoffman brand, we believe we are also a leading supplier of insert carriers to manufacturers of silicon wafers, and we provide lapping and polishing consumable products as well as equipment used in various industries.

We have been providing manufacturing solutions to the semiconductor industry for over 30 years and are leveraging our semiconductor technology and industry presence in an effort to capitalize on growth opportunities in the solar industry. Our customers use our furnaces to manufacture solar cells, semiconductors, silicon wafers and microelectromechanical systems (MEMS), which are used in end markets such as solar power, telecommunications, consumer electronics, computers, automotive and hand-held devices. To complement our research and development efforts, we also sell our furnaces to research institutes and universities.

For fiscal 2009, we recognized net revenue of $53.0 million, which included $34.8 million of solar revenue or approximately 66% of our total revenue. These results compare to $80.3 million of net revenue for fiscal 2008, which included $50.1 million of solar revenue or approximately 62% of our total revenue. Our order backlog as of September 30, 2009 and 2008 was $32.4 million and $46.7 million, respectively, a 31% decrease. Our backlog as of September 30, 2009 included approximately $27.9 million of orders from our solar industry customers compared to $36.7 million of orders from our solar industry customers as of September 30, 2008. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $21.8 million during fiscal 2009, compared to $73.3 million and $20.5 million in fiscal 2008 and 2007, respectively.

For information regarding net revenue, operating income and identifiable assets attributable to each of our two business segments, see Note 9 of the Notes to Consolidated Financial Statements included herein and “ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report. For information on the products of each segment, see “Solar and Semiconductor Equipment Segment Products” and “Polishing Supplies Segment Products” within this “ITEM 1. BUSINESS” section. For information regarding the impact of the worldwide economic downturn and other risks to our business, see “ITEM 1A. RISK FACTORS.”

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

We have been providing horizontal diffusion furnaces and polishing supplies and equipment to our customers for over 30 years. We have sold and installed over 900 horizontal furnaces worldwide and benefit from what we believe to be the largest installed customer base in the semiconductor industry, which we believe offers an opportunity for replacement and expansion demand. We also have a retrofit, parts and service business, which typically generates higher margins than our equipment business.

Experienced Management Team. We are led by a highly experienced management team. Our chief executive officer (CEO) has over 36 years of industry experience, including 28 years with our company. Our four general managers have an average of nearly 21 years of solar and semiconductor industry experience and an average of 20 years with our company (including our predecessor companies).

Established, Diversified Customer Base. We have long-standing relationships with many of our top customers, which we believe remain strong. We maintain a broad base of customers, including leading solar cell manufacturing companies, as well as semiconductor and wafer manufacturing companies. During fiscal 2009, our largest customer accounted for approximately 16% of our net revenue and our top 10 customers collectively represented approximately 62% of our net revenue. In fiscal 2008, our largest customer accounted for approximately 20% of our net revenue, and our top 10 customers collectively represented approximately 62% of our net revenue. In fiscal 2007, our largest customer accounted for approximately 13% of our net revenue, and our top 10 customers collectively represented approximately 52% of our net revenue. E-Ton Solar Tech accounted for 16%, 4% and 13% of our net revenue in fiscal 2009, 2008 and 2007, respectively. At the end of fiscal 2009 and 2008, 31% and 40% of our total backlog consisted of orders and deferred revenue from E-Ton Solar Tech, respectively. The customer-supplier relationship is our sole relationship with E-Ton Solar Tech.

Proven Acquisition Track Record. Over the last fifteen years we have developed an acquisition program that has resulted in the acquisition of four significant businesses. In October 2007, we acquired R2D, a solar and semiconductor automation company located near Montpellier, France. We believe the acquisition of the technology and business of R2D enhances our growth strategy by allowing us to increase our sales by offering an integrated system under the Tempress brand to the solar industry. In July 2004, we acquired the Bruce Technologies line of semiconductor horizontal furnace operations, product lines and other assets from Hitachi-Kokusai, a wholly-owned subsidiary of Hitachi, Japan and its affiliate, Kokusai Electric Europe, GmbH. Bruce Technologies has a large installed base, including several large semiconductor manufacturers. In July 1997, we acquired substantially all of the assets of PR Hoffman. This acquisition enabled us to offer new consumable products, including lapping and polishing carriers, polishing templates, lapping and polishing machines and related consumable and spare parts to our existing customer base as well as to target new customers. In 1994, we acquired certain assets of Tempress and hired Tempress’s engineers to develop our first models of the Tempress horizontal diffusion furnaces for production in The Netherlands.

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

Leading Technology Solutions and New Product Development. We pursue a partnering-based approach, in which our engineering and development teams work closely with our customers to ensure our products are tailored to meet our customers’ specific requirements. We believe this approach enables us to more closely align ourselves with our customers and provide them with superior systems. We believe our line of horizontal diffusion furnaces, which allow high wafer-per-hour throughput, is more technologically advanced and reliable than most of our competitors’ equipment. In addition, the processing and temperature control systems within the furnace provide diverse and proven process capabilities, which enable the application of high-quality films onto silicon wafers. We believe our recently acquired R2D solar automation technology will provide efficiencies in the manufacturing process that will allow our customers to be more competitive in their respective markets. Additionally, our license agreements in the areas of PSG dry-etch and PECVD anti-reflective coatings allows us to expand our solar product offering. We developed a small batch vertical furnace jointly with a major European semiconductor customer and are currently developing multiple thin film processes for use with this furnace. We retain full ownership of this technology. In 2007, we also began selling precision thickness wafer carriers. This is an internally developed product that we expect will increase our sales to the wafer carrier market.

GROWTH STRATEGY

Capitalizing on Growth Opportunities in the Solar Industry. We have had success in penetrating the solar market. Our orders for solar diffusion and automation systems in fiscal 2009 totaled $21.8 million despite the severe worldwide economic downturn. Our fiscal 2008 solar orders totaled $73.3 million compared to $20.5 million in fiscal 2007. We believe that our success with solar cell manufacturers is due to our focused process and product development and marketing efforts, as well as the growing overall demand from the solar industry. We believe that long-term growth in the solar industry will be driven by rising energy demand, the increasing scarcity of traditional energy resources coupled with rising prices, the growing adoption of government incentives for solar energy due to increasing environmental awareness and concern about energy independence, the gradually decreasing cost of solar energy and the changing consumer preferences toward renewable energy sources.

Accelerating New Product and Technology Development. We are focused on acquiring, developing and licensing new products across our business in response to customer needs in various markets.

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

Semiconductor Industry. Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including: consumer electronic products, computers, wireless telecommunication devices, communications equipment, automotive electronic products, major home appliances, industrial automation and control systems, robotics, aircraft, space vehicles, automatic controls and high-speed switches for broadband fiber optic telecommunication networks. Semiconductors, or semiconductor “chips” and optical components are manufactured primarily on a silicon wafer and are part of the circuitry or electronic components of many of the products listed above.

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

A part of our growth strategy involves evaluating opportunities to increase the number of process steps we serve in both the solar cell and semiconductor manufacturing processes by acquiring additional product lines. The solar industry uses many similar process steps used in semiconductor manufacturing in the high-volume production of solar cells including:

(1)	inspecting for resistivity and mechanical integrity and splitting wafers;

(2)	etching away saw damage with sodium hydroxide and rinsing the wafer with water and concentrated sulphuric acid;

(3)	diffusing phosphorous oxychloride on the wafer;

(4)	etching the wafer with hydrofluoric acid to remove the undiffused, phosphorus-silica-glass layer;

(5)	coating an antireflective layer through a chemical vapor deposition (CVD) or plasma enhanced CVD process;

(6)	printing rear side contacts;

(7)	drying to prevent condensation in the wafer area;

(8)	printing aluminum and silver paste on the back surface field to prevent recombination of generated electrons and holes;

(9)	drying;

(10)	printing front side contacts;

(11)	drying and then sintering the contact to form electrical conductive contacts; and

(12)	testing and sorting the solar cells into electrical efficiency categories.

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

Semiconductor Front End Manufacturing Process Flow Chart

*	Manufacturing process steps which are performed using our products.

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

PSG Dry Etch. The PSG dry etch process step in the manufacturing of solar cells removes phosphorus silicate glass (PSG) that naturally occurs during the diffusion process. We will use our license of this unique PSG technology, which will be manufactured by PST, to expand our presence in the growing solar market.

Plasma-Enhanced Chemical Vapor Deposition (PECVD). Our new solar PECVD product applies an anti-reflective coating to solar wafers; a coating critical to the efficiency of solar cells. This solar product adds another solar cell processing step to Amtech's offerings.

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

Automation Products – Semiconductor. Use of our automation products reduces human handling and, therefore, reduces exposure of wafers to particle sources during the loading and unloading of the process tubes and protects operators from heat and chemical fumes. The top reactor chamber of a horizontal furnace can be as much as eight feet from the floor on which the operator stands when manually loading wafer boats. Typical boats of 150mm to 300mm wafers weigh three to six pounds. Given these two factors, automating the wafer loading and unloading of a diffusion furnace improves employee safety and ergonomics in silicon wafer, solar cell and semiconductor manufacturing facilities.

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

Comet. Our Comet and Gemini series of wafer transfer systems include a wide range of throughputs and footprints to meet the needs of our customers who serve the semiconductor industry. Comet Sorter with Optical Character Recognition (OCR) is used in sorting, randomizing or compacting. The Comet Sorter is a cassette to cassette with OCR front and back scribe functions, notch alignment and SECSII communication. Comet ID Reader checks tag carriers then reads each wafer scribe. The Comet ID Reader sends the information to the host with SECSII Gem commands.

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

In April 2007, we entered into a licensing and manufacturing agreement to develop and market an antireflective coating system for solar cells with PST Co., LTD. (“PST”). PST is a producer of vertical thermal processing systems for high-end semiconductor applications. This plasma-enhanced chemical vapor deposition (PECVD) system is used in high-volume, solar cell manufacturing and is an important step in the solar cell manufacturing process. The licensing agreement allows us to market PST’s existing PECVD system, and for PST to develop and manufacture a new PECVD model for us to market to high-volume solar cell manufacturers. In June 2008, we introduced the new PECVD system into the market.

In November 2008, the Company entered into a license agreement with PST to market PST’s existing and future proprietary PSG (phosphorus silicate glass) dry etch systems for the manufacture of photovoltaic cells. We introduced the PSG system into the market in July 2009.

On April 9, 2009, the Company entered into amendments with PST to both the PSG license and the PECVD license to expand the licenses to include one future model of the PSG dry etch systems and three future models of the PECVD system.

These 10-year licensing agreements will enable us to sell this product to our solar customer base through our extensive global sales and marketing network on an exclusive basis, with the exception of sales in Korea and to one existing customer of PST, for which PST retains exclusive rights. Additionally, we believe this product will enable us develop new customer relationships.

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer’s order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive small research grants for research and development of products in The Netherlands, which are netted against our research and development costs. Our approach to such expenditures has allowed us to produce a number of new products while spending amounts that we believe are generally modest in relation to most semiconductor equipment manufacturers. Our expenditures that have been accounted for as research and development were $0.5 million (1.0% of net revenue) for fiscal 2009, $1.1 million (1.4% of net revenue) for fiscal 2008 and $0.6 million (1.2% of net revenue) for fiscal 2007. These amounts exclude expenses supported by government grants.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Country	Expiration Date or Pending Approval
IBAL Model S-300	France,	March 21, 2021
	Germany,	Pending
	Italy,	Pending
	The Netherlands,	Pending
	United Kingdom	Pending
Heating Element Wire Spacer	Europe	Pending
Photo CVD	United States	November 15, 2011
Potential Damage-free Asher	United States	September 8, 2018
IBAL Model S-300	United States	July 7, 2019
IBAL Model S-300	United States	July 26, 2019
IBAL Model E-300	United States	July 13, 2021
Fast, Safe, Pyrogenic External Torch Assembly (*)	United States	December 17, 2011
Lapping Machine adjustable mechanism	United States	February 15, 2027
____________________

(*)	Patent is licensed from the patent holder or co-owner on a non-exclusive basis.

To the best of our knowledge, there are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material unresolved claims made by third parties that we are infringing the intellectual property rights of such third parties.

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

During fiscal 2009, 82% of our net revenue came from customers outside of North America. This group represented 84% of revenues in fiscal 2008. In fiscal 2009, net revenue was distributed among customers in different geographic regions as follows: North America 18% (all of which is in the United States), Asia 68% (including 39% to China and 22% to Taiwan) and Europe 14%. During fiscal 2009, 2008 and 2007, one customer accounted for approximately 16%, 20%, and 13% of our net revenue, respectively. E-Ton Solar Tech accounted for 16%, 4% and 13% of our net revenue in fiscal 2009, 2008 and 2007, respectively. At the end of fiscal 2009 and 2008, 31% and 40% of our total backlog consisted of orders and deferred revenue from E-Ton Solar Tech, respectively. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated demand for integrated circuits, the development of new technologies and global and regional economic conditions.

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

General Industrial Lapping and Polishing Machines and Supplies Market. We experience price competition for wafer carriers produced by foreign manufacturers for which there is very little publicly available information. As a result, we are intensifying our efforts to reduce the cost of our carriers and will continue to compete with other manufacturers of carriers by continuing to update our product line to keep pace with the rapid changes in our customers’ requirements and by providing a high level of quality and customer service. During September 2004, we completed the installation and began producing steel carriers, including insert carriers, on an advanced laser-cutting tool, which has reduced the costs and lead times of these products and increased our control over quality. Competitors of our lapping and polishing machines and carriers, other than insert carriers, include Speedfam-PW, a division of Novellus, among others. We have been able to capture a small share of the semiconductor polishing template market, which we believe to be dominated by Rodel, a division of Rohm and Haas. Our strategy to enhance our sales of wafer carriers includes developing additional niche markets for templates and providing a high level of customer support and products at a lower cost than our competitors.

EMPLOYEES

As of September 30, 2009, we employed approximately 190 people. Of these employees, approximately 10 were based at our corporate offices in Tempe, Arizona, 30 at our manufacturing plant in Carlisle, Pennsylvania, 10 at our manufacturing plant in Billerica, Massachusetts, 85 at our facilities in The Netherlands, 35 at our facilities in France and 20 in our contract semiconductor manufacturing support services business located in Austin, Texas. Of the approximately 30 people employed at our Carlisle, Pennsylvania facility, about 19 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

The revenue of our solar and semiconductor equipment segment, which accounted for approximately 89% of our consolidated net revenue as of September 30, 2009, is comprised primarily of sales of horizontal diffusion furnaces and our automation products. Our automation products are useable only with horizontal diffusion furnaces. There is a trend in the semiconductor industry, related to the trend to produce smaller chips on larger wafers, towards the use in semiconductor manufacturing facilities of newer technology, such as vertical diffusion furnaces. Vertical diffusion furnaces are more efficient than the horizontal diffusion furnaces in certain manufacturing processes for smaller chips on larger wafers. As early as 1994, we had expected that demand for our horizontal diffusion furnaces would decline as a result of this trend. We believe this trend has not yet adversely affected us to the extent originally expected. However, to the extent that the trend to use vertical diffusion furnaces over horizontal diffusion furnaces continues, our revenue may decline and our corresponding ability to generate income may be adversely affected. A significant part of our growth strategy involves expanding our sales to the solar industry. The solar industry is subject to risks relating to industry shortages of polysilicon, (which we discuss further below), the continuation of government incentives, the availability of specialized capital equipment, global energy prices and rapidly changing technologies offering alternative energy sources. If the demand for solar industry products declines, the demand by the solar industry for our products would also decline and our financial position and results of operations would be harmed.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may be unable to continue to expand our business or manage future growth. Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. In the past two years, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and expect to hire additional employees to support an increase in manufacturing, research and development and sales and marketing efforts. To successfully manage our growth, we believe we must effectively:

  hire, train, integrate and manage additional process engineers, field service engineers, sales and marketing personnel, and financial and information technology personnel;

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

When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that these objectives can be met in a timely manner in response to changes within the industry cycles. Our failure to respond to these cyclical changes could have a material adverse affect on our business.

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

The Company has made substantial investments in its organization to develop new products for the solar industry. Sales of our products to the solar industry are subject to substantial risks.

The solar energy sector is partially dependent upon governmental subsidies that are not guaranteed to continue. A decline in these subsidies would reduce our ability to grow our business in this market.

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

We are the beneficiary of life insurance policies on the life of our President and Chief Executive Officer, Mr. J. S. Whang, in the amount of $2.0 million, but there is no assurance that such amount will be sufficient to cover the cost of finding and hiring a suitable replacement for Mr. Whang. It may not be feasible for any successor to maintain the same business relationships that Mr. Whang has established. If we were to lose the services of Mr. Whang for any reason, it could have a material adverse affect on our business.

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

Success in the solar and semiconductor equipment industries depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices. These and other evolving customer needs require us to respond with continued development programs.

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products, that successfully address changing customer needs, win market acceptance of these new products or uses and manufacture any new products in a timely and cost-effective manner. To realize future growth through technical innovations in the solar and semiconductor industries, we must either acquire the technology through merger and acquisition activity or through the licensing of products from our technology partners. Our failure to develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways of reducing the cost to produce them in response to changing market conditions or customer requirements, could have a material adverse affect on our business.

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

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenue from future products or enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that we will be able to secure the financial resources necessary to fund future development. Research and development costs are typically incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that products or enhancements will receive market acceptance, or that we will be able to sell these products at prices that are favorable to us. If we are unable to sell our products at favorable prices, or if our products are not accepted by the markets in which we operate, it could have a material adverse affect on our business.

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

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell products that require our products in their manufacture. During fiscal 2009 16% of net revenue was generated by one customer, E-Ton Solar Tech. E-Ton Solar Tech was also our largest customer in fiscal 2007. At the end of fiscal 2009 and 2008, 31% and 40% of our backlog consists of open sales orders and deferred revenue from E-Ton Solar Tech, respectively. Many of our customer relationships have been developed over a short period of time and certain customers are in their preliminary stages of development. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications, materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. We cannot be certain that these customers will generate significant revenue for us in the future nor that these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

As of September 30, 2009, accounts receivable from three customers each exceeded 10% of accounts receivable; these three customers accounted for 19%, 11% and 10% of total accounts receivable, respectively. A concentration of our receivables from one or a small number of customers places us at risk. If any one or more of our major customers does not pay us it could adversely affect our financial position and results of operations. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit of certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile.

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

Our business might be adversely affected by a decline in our sales to foreign customers, significant exchange rate fluctuations and foreign laws.

During fiscal 2008, 84% of our net revenue came from customers outside of North America. During fiscal 2009, 82% of our net revenue came from customers outside of North America as follows:

  Asia – 68% (includes 39% to China and 22% to Taiwan); and

  Europe – 14%.

Because of our significant dependence on revenue from international customers, our operating results could be negatively affected by a decline in the economies of any of the countries or regions in which we do business. Each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. In addition, we face competition from a number of suppliers based in Asia that have certain advantages over suppliers from outside of Asia. These advantages include lower operating and regulatory costs, proximity to customers and favorable tariffs.

We recorded foreign currency transaction losses of $0.01 million during fiscal 2009, 2008 and 2007. While our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments, and from possible social and military instability in the case of India, South Korea, Taiwan and possibly elsewhere. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995 and during 2005 we established a subsidiary in Germany to conduct the European sales of our Bruce Technologies product line. In October 2007 we completed our acquisition of R2D, a French company. As a result, such operations are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions, international monetary fluctuations, and other political, economic and legal policies of that nation, the European Economic Union and the other European nations in which it conducts business. Consequently, we might encounter unforeseen or unfamiliar difficulties in conducting our European operations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs. We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

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

We may not be able to generate sufficient cash flows or obtain access to external financing necessary to fund and expand our operations as planned.

We believe that current cash balances, our existing line of credit, cash flows generated from our operations and additional available financing will provide adequate working capital for at least the next twelve months. However, cash flows may be insufficient for such purposes in the future and we may require additional financing for further implementation of our growth plans. There is no assurance that any additional financing will be available if and when required, or, even if available, that it would not materially dilute the ownership percentage of the then existing shareholders, result in increased expenses or result in covenants or special rights that would restrict our operations.

We are exposed to risks from legislation requiring companies to evaluate their internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning in fiscal 2010. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred increased expense and have devoted additional management resources to Section 404 compliance and we expect that some increased expense and use of management resources will continue in the future. If, in the future, our CEO, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

We may experience higher than expected warranty claims and we face the risk of product liability claims or other litigation, which could be expensive and divert management from running our business.

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

We provide a limited warranty to our customers as described in more detail under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may experience higher than expected warranty claims, which could materially harm our financial condition.

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

The Company’s income taxes are subject to variables beyond our control.

The Company’s net income and cash flow may be adversely affected by conditions affecting income taxes which are outside the Company’s control. Examples of the potential uncontrollable circumstances that could affect our tax rate:

  The Company sells and operates globally in the United States, Europe and Asia. Disagreement could occur on the jurisdiction of income and taxation among different governmental tax authorities. Potential areas of dispute may include transfer pricing, intercompany charges and intercompany balances.

  Tax rates may increase and, therefore, have a material adverse affect on our earnings and cash flows.

  Sustained operating losses resulting from the occurrence of any of the risk factors could result in the write-off of deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

Location	Use	Size	Monthly Rent	Lease Expiration
Solar and semiconductor Equipment Segment
Tempe, AZ	Corporate	15,000 sf	$12,000	(1)

Austin, TX	Mfg Support	(2)	(2)	(2)

Billerica, MA	Office, Mfg. &Warehouse	30,000 sf	$18,000	8/31/2011

Heerde, The Netherlands	Office & Mfg.	10,000 sf	Owned	N/A
Vaassen, The Netherlands	Office, Warehouse & Mfg.	54,000 sf	Owned	N/A
Vaassen, The Netherlands	Warehouse	11,000 sf	$5,000	10/31/2011

Clapiers, France	Office, Mfg. &Warehouse	12,000 sf	$9,000	9/30/2016 (3)
Clapiers, France	Manufacturing	3,000 sf	$3,000	3/30/2016
Le Cres, France	Warehouse	3,000 sf	$2,000	(4)

Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	22,000 sf	$11,000	6/30/2019
____________________

(1)	We are currently leasing this property on a month to month basis.

(2)	Services are performed in customer's facilities.

(3)	This lease can be cancelled by the company with six months notice beginning October 1, 2010.

(4)	We are currently leasing this property on a month to month basis. We are required to give six months notice of cancellation.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), began trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS,” on April 18, 2001. From 1983 to 2001, our Common Stock was traded on the NASDAQ SmallCap Market. On November 18, 2009, the closing price of our Common Stock as reported on the NASDAQ Global Market was $6.50 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2009 and 2008, as reported by the NASDAQ Global Market.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First quarter	$9.64	$2.25	$17.74	$10.82
Second quarter	$4.60	$4.34	13.80	8.75
Third quarter	$5.97	$5.65	13.29	9.11
Fourth quarter	$6.11	$5.80	11.54	8.69

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for: the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2004.

HOLDERS

As of November 18, 2009, there were 149 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 1,784 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2009, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and	reflected in column (a))
	(a)	rights (b)	(c)
Plan Category
Equity compensation
plans approved by
security holders (1)	691,403	7.03	124,187

Equity compensation
plans not approved by
security holders	-		-

Total	691,403		124,187
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments thereto.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2009	2008 (1)	2007	2006	2005
Operating Data:
Net revenue	$52,973	$80,296	$45,984	$40,445	$27,899
Gross profit	$15,019	$22,961	$12,810	$10,575	$7,668
Gross profit %	28.4%	28.6%	27.9%	26.1%	27.5%
Operating income (loss)	$(1,938)	$3,802	$1,741	$1,635	$(244)
Net income (loss)	$(1,589)	$2,857	$2,417	$1,318	$(259)
Dividends on convertible preferred stock	$-	$-	$-	$(81)	$(76)
Net income (loss) attributable to common	$(1,589)	$2,857	$2,417	$1,237	$(335)
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.18)	$0.33	$0.45	$0.40	$(0.12)
Diluted earnings (loss) per share	$(0.18)	$0.32	$0.44	$0.38	$(0.12)
Order backlog(2)	$32,357	$46,719	$22,866	$13,600	$14,388
Balance Sheet Data:
Cash and cash equivalents	$42,298	$37,501	$18,370	$6,433	$3,309
Working capital	$55,868	$58,275	$30,492	$11,883	$9,968
Current ratio	4.1:1	3.2:1	3.6:1	2.6:1	3.7:1
Total assets	$92,526	$102,355	$50,666	$23,563	$17,701
Total current liabilities	$18,077	$26,159	$11,718	$7,337	$3,752
Long-term obligations	$644	$1,663	$744	$617	$741
Convertible preferred stock	$-	$-	$-	$-	$1,935
Total stockholders' equity	$73,805	$74,533	$38,204	$15,609	$13,208
____________________

(1)	Effective October 1, 2007, the Company acquired 100% of the equity of R2D Automation.

(2)

The backlog as of September 30, 2009, 2008, 2007, 2006 and 2005 includes $1.2 million, $1.3 million, $0.9 million, $0.9 million and $1.0 million, respectively, of deferred revenue on which we anticipate no gross margin.

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

In October 2007, we acquired 100% of the equity of R2D Automation (R2D), a solar cell and semiconductor automation equipment manufacturing company. The purpose of the acquisition was to expand our automation products which are used in solar diffusion and semiconductor manufacturing processes. The acquisition of the technology and business of R2D enhances the growth strategy by allowing us to increase revenue by offering to the solar industry an integrated system under the Tempress® brand.

In the third quarter of fiscal 2008, we reorganized the Bruce Technologies® operations to better position the company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. As a result of this reorganization, we reduced the number of personnel and recorded a charge of $0.4 million in the third quarter of fiscal 2008.

In the second quarter of fiscal 2009, the Bruce Technologies® operations were further restructured to focus on the parts supply business. The restructuring included a reduction in the number of employees and a reduction in the amount of space required to operate the business. The restructuring resulted in a charge of $0.6 million. Also, due to the downturn in the semiconductor industry and deterioration in forecasted revenue and earnings at Bruce Technologies®, an impairment charge of $1.1 million was recorded in the second quarter of fiscal 2009.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of sales	71.6%	71.4%	72.1%
Gross margin	28.4%	28.6%	27.9%
Selling, general and administrative	27.9%	22.1%	22.9%
Restructuring charge	3.2%	0.4%	0.0%
Research and development	1.0%	1.4%	1.2%
Operating income (loss)	(3.7%)	4.7%	3.8%

Interest and other income (expense), net	(0.1%)	1.0%	0.7%
Income before income (loss) taxes	(3.8%)	5.7%	4.5%
Income tax provision (benefit)	(0.8%)	2.1%	(0.8%)
Net income (loss)	(3.0%)	3.6%	5.3%

Fiscal 2009 compared to Fiscal 2008

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

	Years Ended September 30,
Segment	2009	2008	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$47,307	72,029	(24,722)	(34%)
Polishing Supplies Segment	5,666	8,267	(2,601)	(31%)
Total Net Revenue	$52,973	$80,296	$(27,323)	(34%)

Net revenue for the year ended September 30, 2009 decreased $27.3 million or 34% compared to the year ended September 30, 2008. Revenue from the Solar and Semiconductor Equipment Segment decreased $24.7 million or 34% due to significantly lower shipments to both the solar and the semiconductor industries, partially offset by a decrease in the amount of revenue deferred. The decrease in shipments was caused by lower sales volumes driven primarily by over-supply in the solar market and the global economic downturn and credit crisis. Within the solar and semiconductor equipment segment, net revenue from the solar market was $34.8 million and $50.1 million in fiscal 2009 and 2008, respectively. Net revenue from the semiconductor market was $12.5 million in fiscal 2009 compared to $21.9 million in fiscal 2008, a decrease of 43% due primarily to the downturn in the semiconductor industry. Revenue in the polishing supplies segment was $5.7 million and $8.3 million for the fiscal years ended September 30, 2009 and 2008, respectively. The decrease of $2.6 million, or 31%, in net revenue from the Polishing Supplies Segment is also due to the economic downturn and the downturn in the semiconductor industry as described above.

The supply-demand imbalance within the solar market, the downturn in the global economy, and the related credit crisis have caused some of our customers to delay or suspend their capacity expansion plans, which has resulted in lower orders. In addition, some of our customers have, and others may, request delays or cancellations in the shipment of their orders. A continuation of the global credit crisis and related downturn in the global economy is likely to negatively impact future revenues from both solar and semiconductor markets and could have a significant adverse affect on our results of operations and financial condition.

Backlog

Our backlog as of September 30, 2009 and 2008 was $32.4 million and $46.7 million, respectively, a 31% decrease. Our backlog as of September 30, 2009 included approximately $27.9 million of orders from our solar industry customers compared to $36.7 million of orders from solar industry customers as of September 30, 2008. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. The recent global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans. As a result, the delivery times of many of the orders in our backlog may be delayed or even cancelled by our customers. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped but which have not met the criteria for revenue recognition. The backlog as of September 30, 2009 and 2008 includes $1.2 million and $1.3 million, respectively, of open orders or deferred revenue on which we anticipate no gross margin. At the end of fiscal 2009 and 2008, 31% and 40% of our backlog consisted of open sales orders and deferred revenue from one customer, E-Ton Solar Tech, respectively.

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

	Years Ended September 30,
Segment	2009	2008	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$13,748	20,500	(6,752)	(33%)
Polishing Supplies Segment	1,271	2,461	(1,190)	(48%)
Total Gross Profit	$15,019	$22,961	$(7,942)	(35%)

Gross Margin	28%	29%

Gross profit for fiscal 2009 decreased $7.9 million, or 35%, to $15.0 million in fiscal 2009 from $23.0 million in fiscal 2008. Gross margin decreased slightly to 28% in fiscal 2009 from 29% in fiscal 2008. We recognized $0.6 million of previously deferred profit in fiscal 2009, net of deferrals, compared to a net deferral of $2.9 million of profit in fiscal 2008. Excluding the impact of the change in deferred profit, gross margin in the solar and semiconductor equipment segment decreased due primarily to lower sales volumes resulting in underutilization of existing plant capacity. Gross profit and gross margin in the polishing supplies segment were lower in fiscal 2009 as compared to fiscal 2008 due to lower sales volumes of polishing machines, carriers and templates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, as well as facility costs, sales commissions, legal and accounting fees and promotional marketing expenses.

	Years Ended September 30,
Segment	2009	2008	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$13,523	$16,267	$(2,744)	(17%)
Polishing Supplies Segment	1,243	1,442	(199)	(14%)
Total SG&A	$14,766	$17,709	$(2,943)	(17%)

Percent of net revenue	28%	22%

Total selling, general and administrative (SG&A) expenses decreased $2.9 million or 17% in fiscal 2009 from fiscal 2008. SG&A expenses include $0.7 million and $0.5 million of stock-based compensation expense for fiscal 2009 and 2008, respectively. SG&A expenses for fiscal 2009 and 2008 include $0.2 million and $0.3 million, respectively, of costs related to compliance with the provisions of the Sarbanes-Oxley Act. The decrease in SG&A expenses was primarily due to decreased commissions on sales due to lower revenue generated in geographic regions where third-party sales representatives are utilized; primarily Asia. Additionally, other SG&A costs decreased in fiscal 2009 due to decreased shipping volumes and reduced costs related to reductions in workforce, mainly at our Bruce Technologies operation. Also, a $0.5 million provision was recorded in fiscal 2008 as an allowance for doubtful accounts for which there were no comparable expenses in fiscal 2009.

Impairment and Restructuring Charges

	Years Ended September 30,
Segment	2009	2008	Inc (Dec)%
	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$1,682	$356	$1,326	372%
Polishing Supplies Segment	-	-	-	0%
Total Impairment and Restructuring Charge	$1,682	$356	$1,326	372%

The Bruce Technologies operations are primarily dependent upon a mature segment of the semiconductor industry which is experiencing a significant downturn. The industry downturn resulted in recent operating losses and deterioration in forecasted revenue and earnings at Bruce Technologies. It is uncertain when, and to what extent, the markets served by Bruce Technologies will recover. Therefore, the Bruce Technologies operations were restructured in the second quarter of fiscal 2009 to focus on the parts supply business. The restructuring included a reduction in the number of employees and a reduction in the amount of space required to operate the business. The restructuring resulted in a charge of $0.6 million in the second quarter of fiscal 2009, which includes a $0.3 million charge for unutilized leased space, a $0.2 million write-off of furnace-related inventory parts that are not expected to be utilized in the future and $0.1 million of severance and outplacement costs. Our Bruce Technologies operations were also reorganized in the third quarter of fiscal 2008, which resulted in a restructuring charge of $0.4 million, consisting mainly of severance and outplacement costs for affected personnel.

Due to the circumstances related to the Bruce Technologies operations discussed above, the Company determined it was necessary to conduct an assessment of the ability to recover the carrying amount of long-lived assets of the Bruce Technologies operations. The amount estimated to be recoverable is based upon the Company’s judgments and estimates of undiscounted cash flows during the estimated remaining useful life of the assets. It was determined that the carrying value of the net assets was not fully recoverable; therefore, an impairment charge of $0.4 million was recorded in the second quarter of fiscal 2009 for the excess of carrying value over the fair value of the customer list and non-compete agreement. Future adverse changes could be caused by, among other factors, a downturn in the industries served, a general economic slowdown, reduced demand for our products in the marketplace, poor operating results, the inability to protect intellectual property or changing technologies and product obsolescence.

As a result of the impairment of long-lived assets described above, it was necessary to conduct an interim review of the goodwill and Bruce Technologies trademark for impairment. The fair value of the assets group was determined through estimates of the present value of future cash flows based upon the anticipated future use of the assets. As the carrying value of the Bruce Technologies assets exceeded their estimated fair value, the carrying values of goodwill ($0.1 million) and the Bruce Technologies trademark ($0.6 million) were also recorded as an impairment charge in the second quarter of fiscal 2009.

The total amount of the impairment charge was $1.1 million. Details of the impairment charge are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$89	$-	$89
Trademark	592	$-	592
Customer List	276	87	189
Non-compete agreement	350	166	184
Impairment Charge			$1,054

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes and the materials used in those processes and producing prototypes. Reimbursements of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Years Ended September 30,
Segment	2009	2008	Inc (Dec)%
	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$509	$1,094	$(585)	(53%)
Polishing Supplies Segment	-	-	-	0%
Total Research and Development	$509	$1,094	$(585)	(53%)

Percent of net revenue	1%	1%

Research and development expenses decreased primarily due to increases in the amount of reimbursement of research and development costs. In fiscal 2009 and 2008, we recognized $0.5 million and $0.1 million of reimbursements of our research and development costs from governmental grants. The remainder of the decrease in research and development expenses relate to a specific customer development program in fiscal 2008 that did not repeat in fiscal 2009.

Income Tax Provision

Our effective tax rate was 20.9% in fiscal 2009 and 37.1% in 2008. In fiscal 2009, we incurred operating losses which resulted in the recording of a tax benefit equal to 20.9% of our pretax loss. The effective tax rate was negatively impacted by higher permanent book-to-tax differences as a percentage of our pretax loss and recording of additional valuation allowance on certain state deferred tax assets, including state net operating losses.

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

Net revenue for the year ended September 30, 2008 increased $34.3 million or 75% compared to the year ended September 30, 2007. Overall growth in net revenue in fiscal 2008 was driven primarily by our continued penetration of the solar market where revenue increased $37.6 million or more than 300% compared to fiscal 2007. Within the solar and semiconductor equipment segment, net revenue from the solar market was $50.1 million and $12.5 million in fiscal 2008 and 2007, respectively, while net revenue from the semiconductor market was $21.9 million in fiscal 2008 compared to $25.2 million in fiscal 2007 a decrease of 13% due primarily to the downturn in the semiconductor industry. R2D generated $3.2 million of semiconductor equipment revenue in fiscal 2008 for which there were no comparable revenues in fiscal 2007. Revenue in the polishing supplies segment was $8.3 million for the fiscal years ended September 30, 2008 and 2007. Increased demand for our polishing machines was offset by lower shipments of insert carriers caused by increased competition in the insert carrier market as well as the downturn in the semiconductor industry. The recent global credit crisis and related downturn in the global economy have caused many of our customers to delay or suspend their capacity expansion plans. Some customers have and other may request delays in the shipment of their orders. As a result, future revenues from both the solar and semiconductor markets are likely to be negatively impacted by these recent events.

Backlog

Our backlog as of September 30, 2008 and 2007 was $46.7 million and $22.9 million, respectively, a 104% increase. Our backlog as of September 30, 2008 included approximately $36.7 million of orders from our solar industry customers compared to $17.4 million of orders from solar industry customers as of September 30, 2007. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. The recent global credit crisis and related downturn in the global economy has caused many of our customers to delay or suspend their capacity expansion plans. As a result, the delivery times of many of the orders in our backlog may be delayed or even cancelled by our customers. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped but which have not met the criteria for revenue recognition. The backlog as of September 30, 2008 and 2007 includes $1.3 million and $0.9 million, respectively, of open orders or deferred revenue on which we anticipate no gross margin.

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

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes and the materials used in those processes and producing prototypes.

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

Income Tax Provision

Our effective tax rate was 37.1% in fiscal 2008 and 17.5% in 2007. Between September 30, 2004 and September 30, 2006, we maintained a valuation allowance equal to the total of our deferred tax assets. Our effective tax rate was reduced by sixteen percentage points in fiscal 2007, as a result of the reduction in our valuation allowance. During fiscal year 2008, 2007 and 2006, we recorded reductions in the valuation allowance on deferred tax assets of $0.2 million, $1.2 million, and $0.2 million, respectively. The reduction in fiscal years 2008 and 2007 were based upon the profitability in the three most recent fiscal years, as well as our projected future profitability, strong cash position and strong order backlog. Because of this, we determined that it is more likely than not that we would realize the future tax benefit of a significant portion of our deferred tax assets. In fiscal 2006, the reduction in our valuation allowance resulted from a decline in our deferred tax assets. These changes in our valuation allowance had a favorable effect on our effective tax rates.

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

As of September 30, 2009, and 2008, cash, cash equivalents and current restricted cash were $43.8 million and $39.5 million, respectively. Our working capital decreased $2.4 million to $55.9 million as of September 30, 2009, compared to $58.3 million as of September 30, 2008. Our ratio of current assets to current liabilities increased to 4.1:1 as of September 30, 2009 from 3.2:1 as of September 30, 2008. The increase in cash during fiscal 2009 resulted primarily from significant collections of accounts receivable during fiscal 2009. Decreased working capital resulted primarily from fiscal 2009 operational losses.

As of September 30, 2009, our principal sources of liquidity consisted of $42.3 million of cash and cash equivalents and $1.5 million of restricted cash. Restricted cash consists of $1.0 million of bank guarantees in excess of our European overdraft facility and $0.5 million of cash in escrow to be paid to the sellers of R2D based upon fulfillment of their remaining contractual requirements. Bank guarantees are required by certain customers from whom deposits have been received in advance of shipment. The table below provides selected consolidated cash flow information for the periods indicated:

	Fiscal Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$7,571	$(2,596)	$(2,719)
Net cash used in investing activities	$(1,948)	$(11,650)	$(4,435)
Net cash provided by (used in) financing activities	$(590)	$33,316	$19,554

Cash Flows from Operating Activities

Cash provided by our operating activities was $7.6 million in fiscal 2009 compared to cash used in operating activities of $2.6 million and $2.7 million in fiscal 2008 and 2007 respectively. During fiscal 2009, cash was generated primarily from collection of accounts receivable and reductions in inventory. This generation of cash was partially offset by decreases in accrued liabilities and customer deposits, accounts payable and deferred profit. During fiscal 2008 and 2007, cash was primarily used to finance business growth, including increases in accounts receivable and inventory. This use of cash was partially offset each fiscal year by increases in accrued liabilities and customer deposits, deferred profit and accounts payable.

Cash Flows from Investing Activities

Our investing activities for fiscal 2009, 2008 and 2007 used cash of $1.9 million, $11.7 million and $4.4 million, respectively. During fiscal 2009, we invested primarily in manufacturing equipment, research and development equipment and building improvements ($1.1 million). In addition, we invested $0.5 million for a license to certain solar etching technology for the removal of PSG or phosphorus silica glass and $0.3 million, the remaining installment for the license of certain solar PECVD technology. During fiscal 2008 and 2007, the most significant investments were the fiscal 2008 acquisition of R2D ($7.4 million), approximately $3.7 million in fiscal 2007 for the purchase of and improvements to a 54,000 sq. ft. manufacturing facility located in Vaassen, The Netherlands and $1.5 million for additional improvements in fiscal 2008 to the manufacturing facility in The Netherlands. Another significant investment in fiscal 2007 and 2008 was $0.3 million and $0.4 million, respectively, paid for a license to the above-mentioned solar PECVD technology. Other investments in fiscal 2008 and 2007 consisted primarily of purchases of manufacturing equipment and research and development equipment and upgrades to information systems.

Cash Flows from Financing Activities

Cash used in financing activities was $0.6 million in fiscal 2009, which primarily consists of $0.5 million to purchase our common stock under the fiscal 2009 repurchase program and $0.1 million in payments on long-term debt. Cash provided by our financing activities for fiscal 2008 and 2007 was $33.3 million and $19.6 million, respectively, which primarily consists of the $33.6 million and $19.4 million raised in our Common Stock offerings, net of expenses. Other financing activities during fiscal 2008 and 2007 were mainly payments on debt of $0.8 million and $0.3 million, respectively.

We currently anticipate that our existing cash balances will be sufficient to meet our anticipated cash needs for current operations for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2009:

		Less than 1			More than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
	(dollars in thousands)
Debt obligations	$284	$120	$164	$-	$-
Operating lease obligations:
Buildings	2,857	549	866	544	898
Office equipment	352	126	207	19	-
Vehicles	233	52	90	29	62
Total operating lease obligations	3,442	727	1,163	592	960
Purchase obligations	4,654	4,654	-	-	-
Earned contingent payments	511	511	-	-	-
Total	$8,891	$6,012	$1,327	$592	$960

Other commercial obligations:
Bank guarantees	$985	$985	$-	-	-

As of September 30, 2009, we had $4.7 million in purchase obligations compared to $8.5 million and $7.2 million as of September 30, 2008 and 2007, respectively. The decrease in purchase obligations is mainly a result of lower business volume which requires lower inventories and fewer purchase commitments.

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

Income taxes. We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against net deferred tax assets.

We are required to apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. We are required to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies.

Inventory Valuation. We value our inventory at the lower of cost or net realizable value. Costs for approximately 85% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2009, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

We perform a two-step impairment test. In the first step, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit. Most of our reporting units are operating segments that are one level below the reportable segment into which they are aggregated. The one exception is P.R. Hoffman Machine Products, Inc. which is a reportable segment. When the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill and other intangibles not subject to amortization over their implied fair value.

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

Stock-Based Compensation. The Company measures compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation cost are reported as cash flow from financing activities rather than as cash flow from operating activities.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 8: Financial Statements and Supplementary Data” under Footnote 1 “Summary of Significant Accounting Policies” under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our European operations are denominated in currencies other than their functional currency, Our operations in Europe, a component of the solar and semiconductor equipment segment, conduct business primarily in their functional currency, the Euro, and the U.S. dollar. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. In fiscal 2009, the U.S. dollar, on average, strengthened relative to the Euro by 10% and, in fiscal 2008, weakened relative to the Euro by 13%. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

As of September 30, 2009, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million in fiscal 2009 and fiscal 2008. As of September 30, 2009, our foreign subsidiaries had $0.4 million of assets (cash and receivables) denominated in U.S. dollars, rather than Euros, which is their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of less than $0.1 million. As of the end of fiscal 2009, we had $1.3 million of accounts payable, consisting primarily of amounts owed by foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Even though the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.1 million. Our net investment in and long-term advances to our foreign operations totaled $44.4 million as of September 30, 2009. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately $4.4 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity. In fiscal 2009, we recognized net other comprehensive income of $0.6 million from translation adjustments.

During fiscal 2009 and 2008, U.S. dollar denominated sales of our European operations were $4.0 million and $4.1 million, respectively. As of September 30, 2009, sales commitments denominated in a currency other than the functional currency of our transacting operation were less than $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Amtech Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtech Systems, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three years ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
November 24, 2009

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

	September 30,	September 30,
Assets	2009	2008
Current Assets
Cash and cash equivalents	$42,298	$37,501
Restricted cash	1,496	2,005
Accounts receivable
Trade (less allowance for doubtful accounts of $465 and $588 at
September 30, 2009 and September 30, 2008, respectively)	8,409	17,639
Unbilled and other	5,156	5,376
Inventories	13,455	15,902
Deferred income taxes	2,290	4,500
Other	841	1,511
Total current assets	73,945	84,434

Property, Plant and Equipment - Net	8,477	8,409
Deferred Income Taxes - Long Term	1,140	-
Intangible Assets - Net	3,828	4,384
Goodwill	5,136	4,450
Restricted cash - non-current	-	678
Total Assets	$92,526	$102,355

The accompanying notes are an integral part of these consolidated financial statements.

	September 30,	September 30,
Liabilities and Stockholders' Equity	2009	2008
Current Liabilities
Accounts payable	$4,181	$6,529
Current maturities of long-term debt	121	148
Accrued compensation and related taxes	2,877	4,553
Accrued warranty expense	1,429	1,155
Deferred profit	4,727	5,352
Customer deposits	2,861	4,859
Other accrued liabilities	1,721	2,503
Income taxes payable	160	1,060
Total current liabilities	18,077	26,159

Income Taxes Payable Long-term	480	440
Deferred Income Taxes Long-term	-	940
Other Long-Term Obligations	164	283
Total liabilities	18,721	27,822

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 8,961,494 and 9,096,048
at September 30, 2009 and September 30, 2008, respectively	90	91
Additional paid-in capital	70,403	70,135
Accumulated other comprehensive income	661	67
Retained earnings	2,651	4,240
Total stockholders' equity	73,805	74,533
Total Liabilities and Stockholders' Equity	$92,526	$102,355

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2009	2008	2007
Revenues, net of returns and allowances	$52,973	$80,296	$45,984
Cost of sales	37,954	57,335	33,174
Gross profit	15,019	22,961	12,810
Selling, general and administrative	14,766	17,709	10,505
Impairment and restructuring charges	1,682	356	-
Research and development	509	1,094	564
Operating income (loss)	(1,938)	3,802	1,741
Interest and other income (expense), net	(71)	745	336
Income (loss) before income taxes	(2,009)	4,547	2,077
Income tax provision (benefit)	(420)	1,690	(340)
Net income (loss)	$(1,589)	$2,857	$2,417

Income (Loss) Per Share:
Basic income (loss) per share	$(0.18)	$0.33	$0.45
Weighted average shares outstanding	9,019	8,719	5,419

Diluted income (loss) per share	$(0.18)	$0.32	$0.44
Weighted average shares outstanding	9,019	8,846	5,498

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
And Comprehensive Income (Loss)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Number of		Paid-In	Comprehensive	(Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at September 30, 2006	3,476	$35	$15,774	$501	$(701)	$15,609
Net income					2,417	2,417
Translation adjustment				312		312
Comprehensive income						2,729
Issuance of common stock	3,019	30	19,380			19,410
Stock options expense			347			347
Stock options exercised	23	-	109			109
Balance at September 30, 2007	6,518	$65	$35,610	$813	$1,716	$38,204
Net income					2,857	2,857
Effect of the adoption of FIN 48					(333)	(333)
Translation adjustment				(746)		(746)
Comprehensive income						1,778
Issuance of common stock	2,500	25	33,549			33,574
Tax benefit of stock options			84			84
Stock compensation expense			473			473
Stock options exercised	78	1	419			420
Balance at September 30, 2008	9,096	$91	$70,135	$67	$4,240	$74,533
Net loss					(1,589)	(1,589)
Translation adjustment				594		594
Comprehensive loss						(995)
Share repurchase	(144)	(1)	(446)			(447)
Stock compensation expense			711			711
Restricted shares released	8	-				-
Stock options exercised	2	-	3			3
Balance at September 30, 2009	8,962	$90	$70,403	$661	$2,651	$73,805

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2009	2008	2007
Operating Activities
Net income (loss)	$(1,589)	$2,857	$2,417
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,559	1,339	706
Write-down of inventory	327	130	210
Provision for (reversal of) allowance for doubtful accounts	(57)	468	(95)
Deferred income taxes	25	(2,328)	(1,720)
Impairment of long-lived assets	1,062	-	-
Non-cash share based compensation expense	711	473	347
Other	-	-	(16)
Changes in operating assets and liabilities:
Change in restricted cash	1,421	(546)	(443)
Accounts receivable	9,118	(8,432)	(4,718)
Inventories	2,145	(7,288)	(2,146)
Accrued income taxes	(760)	421	70
Prepaid expenses and other assets	641	125	(891)
Accounts payable	(2,271)	1,264	206
Accrued liabilities and customer deposits	(4,128)	5,976	2,427
Deferred profit	(633)	2,945	927
Net cash provided by (used in) operating activities	7,571	(2,596)	(2,719)
Investing Activities
Purchases of property, plant and equipment	(1,148)	(3,136)	(4,161)
Proceeds from the sale of property, plant and equipment	-	-	26
Increase in restricted cash - non-current	645	(678)	-
Investment in R2D	(645)	(7,436)	-
Payment for licensing agreement	(800)	(400)	(300)
Net cash used in investing activities	(1,948)	(11,650)	(4,435)
Financing Activities
Proceeds from issuance of common stock, net	3	33,994	19,519
Purchase of common stock under repurchase program	(448)	-	-
Payments on long-term obligations	(145)	(762)	(209)
Borrowings on long-term obligations	-	-	355
Net short-term borrowings (payments)	-	-	(111)
Excess tax benefit of stock options	-	84	-
Net cash provided by (used in) financing activities	(590)	33,316	19,554
Effect of Exchange Rate Changes on Cash	(236)	61	(463)
Net Increase in Cash and Cash Equivalents	4,797	19,131	11,937
Cash and Cash Equivalents, Beginning of Year	37,501	18,370	6,433
Cash and Cash Equivalents, End of Year	$42,298	$37,501	$18,370
Supplemental Cash Flow Information:
Interest paid	$76	$244	$301
Income tax refunds	1,450	96	159
Income tax payments	1,738	3,463	1,309
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	116	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers, primarily for the solar and semiconductor industries. The Company sells these products to manufacturers of solar cells, silicon wafers, and semiconductors worldwide, particularly in the Asia, United States and northern Europe. In addition, the Company provided semiconductor manufacturing support services through fiscal 2009.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2009	2008	2007
	(dollars in thousands)
Deferred revenues	$6,904	$6,934	$3,894
Deferred costs	2,177	1,582	1,750
Deferred profit	$4,727	$5,352	$2,144

Cash Equivalents – Cash equivalents consist of mutual funds invested in securities issued by the U.S. Government and its agencies and time certificates of deposit.

Restricted Cash – Current restricted cash of $1.5 million as of September 30, 2009 consists of bank guarantees of $1.0 million required by certain customers from whom deposits have been received in advance of shipment and cash in an escrow account related to contingent payments of $0.5 million to be paid to the sellers of R2D due to the fulfillment of certain requirements. Restricted cash - current of $2.0 million as of September 30, 2008 consisted of bank guarantees of $1.0 million in excess of our European overdraft facility that was terminated in the first quarter of fiscal 2009 and cash in an escrow account related to contingent payments paid in the first quarter of fiscal 2009 to the sellers of R2D due to the fulfillment of certain requirements.

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

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Balance at beginning of year	$588	$126	$223
Provision / (adjustment)	(57)	468	(81)
Write offs	(66)	(50)	(16)
Acquired through business acquisitions	-	44	-
Balance at end of year	$465	$588	$126

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

As of September 30, 2009, receivables from three customers individually represented 19%, 11%, and 10% of accounts receivable, respectively. As of September 30, 2008, receivables from two customers individually represented 22% and 20% of accounts receivable.

Refer to Note 9, Business Segment Information, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 85% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30,	September 30,
	2009	2008
	(dollars in thousands)
Purchased parts and raw materials	$7,550	$9,776
Work-in-process	3,277	5,057
Finished goods	2,628	1,069
	$13,455	$15,902

Property, Plant and Equipment - Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation is computed using the straight-line method. Depreciation expense was $1.1 million, $1.0 million and $0.6 million in fiscal 2009, 2008 and 2007, respectively. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings twenty years.

The following is a summary of property, plant and equipment:

	September 30,	September 30,
	2009	2008
	(dollars in thousands)
Land, building and leasehold improvements	$7,124	$6,916
Equipment and machinery	4,295	3,654
Furniture and fixtures	3,404	3,306
	14,823	13,876
Accumulated depreciation and amortization	(6,346)	(5,467)
	$8,477	$8,409

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually. Goodwill is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate. Circumstances in the quarter ended March 31, 2009 required the Company to test long-lived assets for recoverability and impairment. See Note 11, “Impairment and Restructuring Charge” for a description of the facts and circumstances leading to the interim impairment test and the amount and method of calculating the impairment charge.

In October 2007, the Company acquired the R2D Automation business (“R2D”), a solar cell and semiconductor automation equipment manufacturing company located near Montpellier, France. Cash contingent payments of approximately $1.6 million were deposited in an escrow account with the agreement to pay the sellers upon fulfillment of certain requirements. As of September 30, 2009, approximately $1.1 million of the $1.6 million has been paid to the sellers and $0.5 million was accrued for payment in recognition of fulfilling certain requirements. The amount of contingent payments earned was allocated to goodwill in fiscal 2009.

Intangibles - Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $0.5 million, $0.4 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.5 million in 2010, 2011, 2012, 2013 and 2014 and $1.4 million, thereafter.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances in the quarter ended March 31, 2009 required the Company to test long-lived assets for recoverability and impairment. See Note 11, “Impairment and Restructuring Charge” for a description of the facts and circumstances leading to the interim impairment test and the amount and method of calculating the impairment charge.

In April 2007, the Company entered into a license agreement with PST Co., LTD (PST) to market, sell, install, service and manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by PST. Under the terms of this agreement the Company paid $1.0 million to PST. The license agreement expires in April 2017. These payments are being amortized over the life of the agreement beginning in the first quarter of Fiscal 2009. The Company may be required to pay additional license fees in the future if the profitability of the Licensed Product surpasses certain thresholds.

In November 2008, the Company entered into a license agreement with PST to market PST’s existing and future proprietary PSG (phosphorus silicate glass) dry etch systems for the manufacture of photovoltaic cells. The royalty-free, 10-year license agreement grants Amtech exclusive marketing rights throughout the world, with the exception of Korea and one Japanese customer with respect to which PST retains marketing rights. In consideration for the licensed rights, the Company paid $0.5 million.

On April 9, 2009, the Company entered into amendments with PST to both the PSG license and the PECVD license to expand the licenses to include one future model of the PSG dry etch systems and three future models of the PECVD system. These amendments to the licenses require the Company to pay additional license fees upon successful achievement of the agreed upon specifications of each of the four new models. The four payments range from three hundred million South Korean Won (KRW), approximately $0.2 million, to one billion KRW, approximately $0.8 million, for maximum total payments of approximately $1.4 million. Such payments will be recorded as additional intangibles, the cost of which will be amortized over the life of the license. As of September 30, 2009, the Company has not made any payments related to the amendments of these license agreements.

In October 2007, the Company acquired the operations of R2D. The intangible assets of R2D consist principally of intellectual property and technology, customer lists, customer contracts, trademarks and non-compete agreements totaling $3.0 million. The fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset determined with the assistance of an independent third-party consultant. This benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 12, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

		September 30,	September 30,
	Useful Life	2009	2008
		(dollars in thousands)
Trademarks	Indefinite	$-	$592
Non-compete agreements	8 years	178	524
Customer lists	10 years	940	1,195
Technology	10 years	1,863	1,924
Licenses	10 years	1,500	700
Other	2-10 years	96	94
		4,577	5,029
Accumulated amortization		(749)	(645)
		$3,828	$4,384

Restricted Cash – Non-current – Restricted cash – non-current as of September 30, 2008, consisted of cash in an escrow account related to contingent payments to be paid to the sellers of R2D upon fulfillment of certain requirements. As of September 30, 2009 all requirements had been fulfilled and the Company paid $1.1 million to the sellers and accrued the final payment of $0.5 million. These amounts were allocated to goodwill in fiscal 2009.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Beginning balance	$1,155	$256	$289
Warranty expenditures	(942)	(602)	(84)
Assumed liability from acquisition	-	505	-
Reserve Adjustment	1,216	996	51
Ending balance	$1,429	$1,155	$256

Research and Development Expenses - Product development costs are expensed as incurred.

Shipping expense – Shipping expenses of $0.7 million, $1.0 million and $0.3 million for fiscal 2009, 2008 and 2007 are included in selling, general and administrative expenses.

Foreign Currency Transactions and Translation – The functional currency of the Company’s European operations is the Euro. Net income includes pretax net losses from foreign currency transactions of $0.1 million in fiscal 2009, 2008 and 2007, respectively. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

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

Stock-Based Compensation - The Company measures compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation cost are reported as cash flow from financing activities rather than as cash flow from operating activities.

Stock-based compensation expense for the fiscal years ended September 30, 2009, 2008 and 2007 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands, except per share amounts)
Effect on income before income taxes	$(711)	$(473)	$(347)
Effect on net income	$(547)	$(380)	$(295)
Effect on basic income per share	$(0.06)	$(0.04)	$(0.06)
Effect on diluted income per share	$(0.06)	$(0.04)	$(0.06)

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

	Years Ended September 30,
	2009	2008	2007
Risk free interest rate	1.9%	3.3%	4.4%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	66%	62%	63%
Forfeiture rate	6%	9%	5%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. Forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The Company uses historical stock prices to determine the volatility factor.

Fair Value of Financial Instruments – The carrying values of the Company’s current financial instruments approximate fair value due to the short term in which these instruments mature. The carrying values of the Company’s long-term debt (see Note 5) approximate fair value because their variable interest rates approximate the prevailing interest rates for similar debt instruments.

Impact of Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition–Multiple Deliverable Revenue Arrangements. This guidance updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25, Revenue Recognition–Multiple–Element Arrangements. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective the fiscal year ending September 30, 2011, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is not planning to adopt this guidance early and the Company has not yet determined the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5 Fair Values Measurements and Disclosures, Measuring Liabilities at Fair Value. The revised authoritative guidance provides clarification for the valuation of certain liabilities at fair value. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance, which is the first quarter of fiscal 2010 for the Company. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued authoritative guidance included in FASB ASC 855-10 Subsequent Events–Overall. The guidance redefines the types of subsequent events and requires the Company to disclose the date through which subsequent events have been evaluated. The requirements are effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement and has included the required disclosures in Note 14.

In October 2008, the FASB revised the authoritative guidance for determining the fair value of a financial asset in a market that is not active. The revisions are included in FASB ASC 320-10-35-55A, Fair Value Measurement and Disclosures–Overall–Subsequent Measurement–Financial Assets in a Market That is Not Active. This guidance is effective immediately and management notes that there is no impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued revised authoritative guidance for nonfinancial assets and nonfinancial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The guidance is included in FASB ASC 820-10-65, Fair Value Measurements and Disclosures–Overall-Transition and Open Effective Date Information. This revised guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which would be the quarter ending December 31, 2009 for the Company. The Company does not believe that this revised guidance will have a material impact on its consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance is included in FASB ASC 805, Business Combinations. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 15, 2008, which is October 1, 2009 for the Company. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

In December 2007, the Company awarded restricted shares under the existing share-based compensation plans, which vest in equal annual installments over a four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. As of September 30, 2009, the unamortized expense related to restricted shares was $0.4 million and it is expected to be recognized over three years.

Restricted stock transactions and outstanding are summarized as follows:

	Years Ended September 30,
	2009		2008

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Beginning Outstanding	30,500	$14.79	-	$-
Awarded	100,000	3.80	31,500	14.79
Released	(7,625)	14.79	-	-
Forfeited	-	-	(1,000)	14.79
Ending Outstanding	122,875	$5.85	30,500	$14.79

In Fiscal 2009, the Company awarded 30,000 stock options at a price of $5.20 with vesting subject to performance conditions. Vesting of these options is dependent upon the employee fulfilling the service period requirements as well as the meeting the performance criteria within one year from the date of grant and two years from the date of the grant. The Company is required to assess the probability that the performance conditions will be met. As of September 30, 2009 the Company expects that it is probable that the performance conditions will be met and these options are being expensed over the period from the date of grant through the expected date of the performance criteria being met. Currently, the Company expects performance criteria to me met within six months of the grant date and eighteen months of the grant date. Each quarter, the Company will reassess the probability of meeting the performance conditions and the period in which they will be met. Stock compensation expense related to the performance conditions will be adjusted if necessary.

Stock-based compensation plans are summarized in the table below:

	Shares	Shares	Options	Plan
Name of Plan	Authorized	Available	Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	91,587	277,913	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	323,490	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	32,600	90,000	Jul. 2015
		124,187	691,403

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	487,053	$8.39	450,303	$6.44	308,384	$5.95
Granted	219,000	3.98	120,000	13.65	173,500	7.05
Exercised	(1,500)	2.00	(78,125)	5.37	(23,131)	4.72
Forfeited/cancelled	(13,150)	7.34	(5,125)	6.38	(8,450)	6.19
Outstanding at end of period	691,403	7.03	487,053	$8.39	450,303	$6.44

Exercisable at end of period	317,877	$7.30	253,837	$6.54	251,254	$6.05

Weighted average grant-date fair value
of options granted during the period	$2.33		$8.01		$4.62

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding
		Remaining	Weighted	Aggregate
Range of Exercise	Number	Contractual	Average	Intrinsic
Prices	Outstanding	Life	Exercise Price	Value
		(in years)		(in thousands)
3.01 - 4.00	188,635	9.0	3.73	297
4.01 - 5.00	15,500	3.3	4.64	10
5.01 - 6.00	67,218	6.5	5.44	-
6.01 - 7.00	239,250	3.9	6.70	-
7.01 - 8.00	32,000	7.4	7.30	-
8.01 - 9.00	21,000	7.1	8.38	-
9.01 - 10.00	10,000	6.4	9.05	-
10.01 - 11.00	12,800	8.6	10.69	-
11.01 - 15.00	105,000	8.2	14.08	-
	691,403	6.6	$7.03	$307

Vested and expected
to vest as of
September 30, 2009	635,733	6.4	$7.01	$270

	Options Exercisable
		Remaining	Weighted	Aggregate
Range of Exercise	Number	Contractual	Average	Intrinsic
Prices	Exercisable	Life	Exercise Price	Value
		(in years)		(in thousands)
3.01 - 4.00	3,558	9.04	3.15	8
4.01 - 5.00	15,500	3.34	4.64	10
5.01 - 6.00	29,610	6.48	5.76	-
6.01 - 7.00	196,750	3.89	6.66	-
7.01 - 8.00	18,000	7.39	7.30	-
8.01 - 9.00	13,334	7.09	8.38	-
9.01 - 10.00	10,000	6.42	9.05	-
10.01 - 11.00	3,206	8.62	10.69	-
11.01 - 15.00	27,919	8.23	13.90	-
	317,877	6.58	$7.30	$18

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.30 per share as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2008 and 2007 was $0.6 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2009 was less than ten thousand dollars.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders (net income less accrued preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income (loss). In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 721,500, 160,500 and 196,000 shares are excluded from the fiscal 2009, 2008 and 2007 earnings per share calculations as they are anti-dilutive.

	2009	2008	2007
	(dollars in thousands, except per share amounts)
Basic Income (Loss) Per Share Computation
Net income (loss)	$(1,589)	$2,857	$2,417
Weighted Average Shares Outstanding:
Common stock	9,019	8,719	5,419
Basic income (loss) per share	$(0.18)	$0.33	$0.45
Diluted Income (Loss) Per Share Computation
Net income (loss)	$(1,589)	$2,857	$2,417
Weighted Average Shares Outstanding:
Common stock	9,019	8,719	5,419
Common stock equivalents	-	127	79
Diluted shares	9,019	8,846	5,498
Diluted income (loss) per share	$(0.18)	$0.32	$0.44

4. Line of Credit

In the first quarter of fiscal 2009 we terminated our line of credit in the amount of Euro 1.0 million (approximately $1.3 million). The line of credit was secured by a lien on the Company’s land and buildings and on trade accounts receivable in The Netherlands. As of September 30, 2008, there were no borrowings on the line of credit.

5. Other Long-Term Obligations

In December 2004, the Company financed a laser cutting tool purchased in the fourth quarter of fiscal 2004. The Company financed $0.5 million at an interest rate of 6.55% with 48 equal monthly payments of $12,000, including principal and interest. The outstanding principal balance of this loan was less than $0.1 million as of September 30, 2008. This loan was paid off in fiscal 2009.

In October 2006, the Company financed a de-burring machine purchased in the fourth quarter of fiscal 2006. The Company financed $0.4 million at an interest rate of 7.43% with 60 equal monthly payments of $7,000, including principal and interest. The outstanding principal balance of this loan was $0.2 million as of September 30, 2009 and 2008, respectively.

In October 2007, the Company acquired, through the acquisition of R2D, a CNC machine purchased in the 3rd quarter of fiscal 2007. The amount originally financed was $0.1 million at an interest rate of 5.1% with 60 equal monthly payments of $2,000, including principal and interest. The outstanding balance at the time of the acquisition was $0.1 million. The outstanding principal balance of this loan was $0.1 million as of September 30, 2009 and 2008, respectively.

In October 2007, the Company acquired, through the acquisition of R2D, a CNC machine purchased in the 4th quarter of fiscal 2007. The amount originally financed was $0.1 million at an interest rate of 5.2% with 60 equal monthly payments of $2,000, including principal and interest. The outstanding balance at the time of the acquisition was $0.1 million. The outstanding principal balance of this loan was $0.1 million as of September 30, 2009 and 2008, respectively.

Total maturities of long term debt are $0.1 million in 2010, $0.1 million in 2011, less than $0.1 million in 2012 and zero, thereafter. Interest expense was $0.1 million, $0.2 million, and $0.3 million for fiscal 2009, 2008, and 2007, respectively.

6. Stockholders’ Equity

Stock Repurchase Program – In December 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $4 million of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. The program may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. During fiscal 2009, the Company repurchased 144,000 shares for $0.4 million in cash at an average cost of $3.09 per share. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.

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

Public Offerings - In November 2007, the Company completed an underwritten public offering of 2,500,000 shares of its common stock in an underwritten public offering at a price to the public of $14.41 per share. Net proceeds to the Company were approximately $33.6 million, net of approximately $0.3 million of offering expenses and $2.2 million of underwriting commissions. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes. Pending application of these proceeds, the Company will invest the net proceeds in short-term, interest bearing investment grade securities.

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

7. Commitments and Contingencies

Purchase Obligations – As of September 30, 2009, we had unrecorded purchase obligations in the amount of $4.7 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Operating Leases - The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $0.9 million in fiscal 2009, 2008 and 2007, respectively. As of September 30, 2009, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $3.4 million, of which $0.7 million, $0.7 million, $0.4 million, $0.3 million and $0.3 million is payable in fiscal 2010, 2011, 2012, 2013 and 2014, respectively, and $1.0 million, thereafter.

8. Major Customers and Foreign Sales

One customer individually accounted for 16%, 20% and 13% of net revenue during fiscal 2009, 2008 and 2007, respectively. E-Ton Solar Tech accounted for 16%, 4% and 13% in fiscal 2009, 2008 and 2007. At the end of fiscal 2009 and 2008, 31% and 40%, respectively, of our backlog consists of open sales orders and deferred revenue from E-Ton Solar Tech.

Our net revenues for fiscal 2009, 2008 and 2007 were to customers in the following geographic regions:

	Years Ended September 30,
	2009	2008	2007
United States	18%	15%	28%
Other	0%	1%	0%
Total North America	18%	16%	28%
Taiwan	22%	14%	18%
China	39%	46%	18%
Other	7%	6%	11%
Total Asia	68%	68%	52%
Germany	5%	5%	6%
Other	9%	11%	14%
Total Europe	14%	16%	20%
	100%	100%	100%

9. Business Segment Information

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

Information concerning our business segments is as follows:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Net revenue:
Solar and semiconductor equipment	$47,307	$72,029	$37,657
Polishing supplies	5,666	8,267	8,327
	$52,973	$80,296	$45,984

Operating income (loss):
Solar and semiconductor equipment	$(1,967)	$2,783	$339
Polishing supplies	29	1,019	1,402
	(1,938)	3,802	1,741
Interest and other income (expense), net	(71)	745	336
Income (loss) before income taxes	$(2,009)	$4,547	$2,077

Capital expenditures:
Solar and semiconductor equipment	$1,053	$2,982	$3,858
Polishing supplies	95	154	303
	$1,148	$3,136	$4,161

Depreciation and amortization expense:
Solar and semiconductor equipment	$1,321	$1,121	$437
Polishing supplies	238	218	269
	$1,559	$1,339	$706

	As of September 30,
	2009	2008
Indentifiable assets:
Solar and semiconductor equipment	$88,617	$97,545
Polishing supplies	3,909	4,810
	$92,526	$102,355

Goodwill:
Solar and semiconductor equipment	$4,408	$3,722
Polishing supplies	728	728
	$5,136	$4,450

The Company has manufacturing operations in The Netherlands, United States and France. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2009	2008	2007
	(dollars in thousands)
Net revenue:
The Netherlands	$40,854	$58,642	$28,429
United States	9,877	18,478	17,555
France	2,242	3,176	-
	$52,973	$80,296	$45,984

Operating income (loss):
The Netherlands	$2,255	$6,342	$1,252
United States	(4,131)	(2,304)	489
France	(62)	(236)	-
	$(1,938)	$3,802	$1,741

	As of September 30,
	2009	2008
Net Long-lived Assets
(excluding intangibles and goodwill)
The Netherlands	$6,902	$6,597
United States	2,182	1,367
France	533	1,123
	$9,617	$9,087

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended September 30
	2009	2008	2007
	(dollars in thousands)
Current:
Domestic federal	$(330)	$1,600	$760
Foreign	640	2,300	540
Domestic state	10	20	80
	320	3,920	1,380

Deferred:
Domestic federal	(710)	(2,100)	(1,710)
Foreign	(110)	(140)	-
Domestic state	80	10	(10)
	(740)	(2,230)	(1,720)
	$(420)	$1,690	$(340)

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of 34 percent is as follows:

	Years Ended September 30
	2009	2008	2007
	(dollars in thousands)
Tax provision (benefit) at the statutory federal rate	$(680)	$1,550	$706
Effect of permanent book-tax differences	130	190	71
State tax provision	20	10	44
Valuation allowance for net deferred tax assets	80	(230)	(1,178)
Expiration of foreign net operating loss	-	70	-
Other items	30	100	17
	$(420)	$1,690	$(340)

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Years Ended September 30
	2009	2008	2007
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$310	$470	$320
Inventory write-downs	870	700	460
Accrued Warranty Costs	520	410	90
Deferred profit	(10)	1,800	740
Accruals and reserves not currently deductible	600	1,120	480
	2,290	4,500	2,090
Valuation allowance	-	-	(400)
Deferred tax assets - current net of valuation allowance	$2,290	$4,500	$1,690

Deferred tax assets (liabilities) - non-current:
Stock options expense	$310	$110	$70
Book vs. tax basis of acquired assets	(830)	(900)	-
State net operating losses and other deferred tax items	300	220	180
Book vs. tax depreciation and amortization	150	(150)	(170)
Foreign tax credits	1,490	-	-
Other deferred tax assets	20	-	-
	1,440	(720)	80
Valuation allowance	(300)	(220)	(50)
Deferred tax assets - non-current net of valuation allowance	$1,140	$(940)	$30

Changes in the deferred tax valuation allowance are as follows:

	Years Ended September 30
	2009	2008	2007
	(dollars in thousands)
Balance at the beginning of the year	$220	$450	$1,633
Additions (subtractions) to valuation allowance	80	(230)	(1,183)
Balance at the end of the year	$300	$220	$450

The Company has net operating losses in some states at September 30, 2009 which expire in varying amounts between 2010 and 2014. These operating losses have been fully reserved in those states where we determined that we will not be able to utilize those net operating losses.

The Company has foreign tax credit carryforwards that expire in varying amounts in 2018 and 2019.

Proper accounting for income taxes requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated. Tax payments of $1.7 million were made and tax refunds of $1.5 million were received during fiscal 2009.

We adopted, as of the beginning of fiscal 2008, the standards required for accounting for uncertainty in income taxes. Prior to the adoption of these standards, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. The standards adopted at the beginning of fiscal 2008 require application of a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions. We currently recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The standards further require that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $0.3 million increase to tax liabilities, and a $0.3 million decrease to retained earnings at the beginning of fiscal 2008.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities for fiscal 2009. Approximately $0.5 million of this total represents the amount that, if recognized would favorably affect our effective income tax rate in future periods.

(dollars in
thousands)
Balance as of September 30, 2008	$440

Tax positions related to current year:
Additions	70
Reductions	-

Tax positions related to prior years:
Additions	-
Reductions	-
Settlements	-

Lapses in statues of limitations	(30)
Balance as of September 30, 2009	$480

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2009, we recognized a net expense for interest and penalties of $0.1 million resulting in an accrual of $0.1 million for potential accrued interest and penalties as of September 30, 2009.

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

During the current fiscal year, we recorded a benefit of less than $0.1 million, resulting from the reversal of liabilities in taxing jurisdictions where the statute of limitations had expired.

Various examinations by United States, state or foreign tax authorities could be conducted for any open tax year.

11. Impairment and Restructuring Charge

The Bruce Technologies operations are primarily dependent upon a mature segment of the semiconductor industry which has been experiencing a significant downturn. The industry downturn resulted in recent operating losses and deterioration in forecasted revenue and earnings at Bruce Technologies. It is uncertain when, and to what extent, the markets served by Bruce Technologies will recover. Therefore, the Bruce Technologies operations were restructured in the second quarter of fiscal 2009 to focus on the parts supply business. The restructuring included a reduction in the number of employees and a reduction in the amount of space required to operate the business. The restructuring resulted in a charge of $0.6 million, which includes a $0.3 million charge for unutilized leased space, a $0.2 million write-off of furnace-related inventory parts that are not expected to be utilized in the future and $0.1 million of severance and outplacement costs.

Due to the circumstances related to the Bruce Technologies operations discussed above, the Company determined it was necessary to conduct an assessment of the ability to recover the carrying amount of long-lived assets of the Bruce Technologies operations. Recoverability is based upon the Company’s judgments and estimates of undiscounted cash flows during the estimated remaining useful life of the assets. It was determined that the carrying value of the net assets subject to amortization or depreciation was not fully recoverable; therefore, an impairment charge of $0.4 million was recorded for the excess of carrying value over the fair value of the customer list and non-compete agreement.

As a result of the impairment of long-lived assets described above, it was necessary to conduct an interim review of the goodwill and Bruce Technologies trademark for impairment. The fair value of the assets group was determined through estimates of the present value of future cash flows based upon the anticipated future use of the assets. As the carrying value of the Bruce Technologies assets exceeded their estimated fair value, the carrying values of goodwill ($0.1 million) and the Bruce Technologies trademark ($0.6 million) were also recorded as an impairment charge in the second quarter of fiscal 2009.

The total amount of the impairment charge was $1.1 million. Details of the impairment charge are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(dollars in thousands)
Goodwill	$89	$-	$89
Trademark	592	-	592
Customer list	276	87	189
Non-compete agreement	350	166	184
Impairment Charge			$1,054

In the third quarter of fiscal 2008, Bruce Technologies operations were reorganized to better position the Company for profitability in light of lower plant utilization resulting from a slowdown in the semiconductor industry. As a result of this reorganization, the Company notified certain personnel of their termination date and severance and recorded a restructuring charge of $0.4 million. All amounts had been paid as of September 30, 2008. These charges are presented as a separate line item on the Consolidated Statements of Operations.

12. Acquisition

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

The aggregate purchase price is based on the cash consideration paid at closing of $5.5 million plus acquisition costs of $1.0 million, including cost of legal representation and due diligence. Contingent payments of $1.6 million to be paid to sellers upon fulfillment of certain requirements were deposited in an escrow account. Milestone payments of $1.6 million have been paid or accrued as of September 30, 2009. These payments were allocated to goodwill. Goodwill increased $0.7 million in fiscal 2009 related to these contingent payments. The assets of R2D principally consist of intellectual property and technology, reseller relationships, customer contracts, trademarks, non-compete agreements, inventories and other tangible property used in connection with the acquired business. Liabilities assumed include current liabilities, loans, obligations under certain contracts, leases, purchase orders and warranty claims for certain products and services under warranty as of the date of the acquisition.

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

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (dollars in thousands):

		Useful Life
Assets Acquired:
Current Assets	$4,804
Property, plant & equipment	234
Intangible assets:
Non-compete agreements	174	8 years
Customer lists	919	10 years
Technology	1,822	10 years
Other	94	2-10 years
Goodwill	4,311
Total assets acquired	12,358

Liabilities Assumed:
Current Liabilities	4,039
Long-term liabilities	204
Total liabilities assumed	4,243
Net assets acquired	$8,115

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

13. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2009:	(in thousands, except per share amounts)
Revenue	$17,872	$10,904	$12,528	$11,669
Gross margin	$6,086	$2,357	$3,582	$2,994
Net income (loss)	$860	$(2,012)	$(235)	$(202)
Net income (loss) per share:
Basic	$0.09	$(0.22)	$(0.03)	$(0.02)
Shares used in calculation	9,098	9,057	8,960	8,960
Diluted	$0.09	$(0.22)	$(0.03)	$(0.02)
Shares used in calculation	9,109	9,057	8,960	8,960

Fiscal Year 2008:	(in thousands, except per share amounts)
Revenue	$11,741	$17,591	$24,147	$26,817
Gross margin	$3,560	$4,127	$7,078	$8,196
Net income	$108	$161	$1,160	$1,428
Net income per share:
Basic	$0.01	$0.02	$0.13	$0.16
Shares used in calculation	7,636	9,072	9,081	9,094
Diluted	$0.01	$0.02	$0.13	$0.16
Shares used in calculation	7,818	9,185	9,197	9,184

14. Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through November 24, 2009, the date these consolidated financial statements on this Form 10-K were filed with the Securities and Exchange Commission. Through that date, there were no events requiring adjustment to or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2009.

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

The management assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria in Internal Control — Integrated Framework, the management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K are incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The consolidated financial statements required by this item are set forth on the pages indicated at Item 8.

(2)	All financial statement schedules are omitted because they are either not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: The response to this section of Item 15 is included in the Exhibit Index of this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

November 24, 2009	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Vice President –
Finance and Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
*	Chairman of the Board, President	November 24, 2009
Jong S. Whang	and Chief Executive Officer
(Principal Executive Officer)

/s/ Bradley C. Anderson	Vice President – Finance and Chief	November 24, 2009
Bradley C. Anderson	Financial Officer
(Principal Financial Officer)

*	Chief Accounting Officer	November 24, 2009
Robert T. Hass	(Principal Accounting Officer)

*	Director	November 24, 2009
Michael Garnreiter

*	Director	November 24, 2009
Robert F. King

*	Director	November 24, 2009
Brian L. Hoekstra

*	Director	November 24, 2009
Alfred W. Giese

*	Director	November 24, 2009
Dr. Jeong Mo Hwang

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT		METHOD
NO.	DESCRIPTION	OF FILING
3.1	Articles of Incorporation	A
3.2	Articles of Amendment to Articles of Incorporation, dated April 27, 1983	A
3.3	Articles of Amendment to Articles of Incorporation, dated May 19, 1987	B
3.4	Articles of Amendment to Articles of Incorporation, dated May 2, 1988	C
3.5	Articles of Amendment to Articles of Incorporation, dated May 28, 1993	D
3.6	Articles of Amendment to Articles of Incorporation, dated March 14, 1999	E
3.7	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock, dated April 21, 2005	K
3.8	Amended and Restated Bylaws	F
4.1	Amended and Restated Rights Agreement as of December 15, 2008, by between Amtech systems, Inc. and Computershare Trust Company, N.A., including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.	G
4.2	Form of Subscription Agreement for the Series A Convertible Preferred Stock	K
+10.1	Amended and Restated 1995 Stock Option Plan	H
+10.2	Non-Employee Directors Stock Option Plan	I
+10.3	Amendment to Non-Employee Directors Stock Option Plan effective July 8, 2005	L
+10.4	Employment Agreement with Robert T. Hass, dated May 19, 1992	J
10.5	Warrant to Purchase Common Stock, dated April 22, 2005	L
10.6	Loan and Security Agreement (Domestic), dated April 7, 2006, between Silicon Valley Bank and the Company.	M
10.7	Loan and Security Agreement (EXIM), dated April 7, 2006, between Silicon Valley Bank and the Company.	M
10.8	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated April 7, 2006.	M
10.9	Third Amendment to Lease, dated as of August 11, 2006, between Wakefield Investments, Inc. and Bruce Technologies, Inc.	N
+10.10	2007 Employee Stock Incentive Plan	O
10.11	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility Located in Vassen, The Netherlands by Tempress Holdings B.V. from Mr. F. H. Van Berlo.	P
+10.12	Employment Agreement with J.S. Whang dated April 13, 2007	P
10.13	Stock Purchase and Sale Agreement, by and among Tempress Holdings, B.V., R2D Ingenierie SAS and the Shareholders of R2D Ingenierie SAS, dated as of October 8, 2007.	O
+10.24	Change of Control Severance Agreement, dated as of March 10, 2008 between Amtech and Bradley Anderson.	R
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	*
24.1	Powers of Attorney	*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

____________________

*	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
A	Incorporated by reference to Amtech’s Form S-1 Registration Statement No. 2-83934-LA.
B	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1987.
C	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1988.
D	Incorporated by reference to Amtech’s Form S-1 Registration Statement (File No. 33-77368).
E	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1999.
F	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.
G	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
H	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the Amended and Restated 1995 Stock Option Plan), filed with the Securities and Exchange Commission on August 9, 1996.
I	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the Non-Employee Director Stock Option Plan), filed with the Securities and Exchange Commission on August 9, 1996.
J	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 1993.
K	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
L	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the year ended September 30, 2005.
M	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2006.
N	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
O	Incorporated by reference to Amtech’s Proxy Statement for its 2007 Annual Shareholders’ Meeting, filed with the Securities and Exchange Commission on April 24, 2007.
P	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
Q	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.
R	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.