Form 10-Q
period 2009-12-31
AMTECH SYSTEMS INC
filed 2010-02-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
Shares of Common Stock outstanding as of February 1, 2010: 9,017,352

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,475	$42,298
Restricted cash	2,314	1,496
Accounts receivable
Trade (less allowance for doubtful accounts of $259 and $465 at	7,482	8,409
December 31, 2009 and September 30, 2009, respectively)
Unbilled and other	4,851	5,156
Inventories	12,310	13,455
Deferred income taxes	2,190	2,290
Other	1,688	841
Total current assets	73,310	73,945

Property, Plant and Equipment - Net	8,394	8,477
Deferred Income Taxes - Long Term	1,260	1,140
Intangible Assets - Net	3,652	3,828
Goodwill	5,058	5,136
Other Assets	25	-
Total Assets	$91,699	$92,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,342	$4,181
Bank loans and current maturities of long-term debt	121	121
Accrued compensation and related taxes	2,546	2,877
Accrued warranty expense	1,215	1,429
Deferred profit	4,432	4,727
Customer deposits	3,297	2,861
Other accrued liabilities	1,462	1,721
Income taxes payable	10	160
Total current liabilities	17,425	18,077

Income Taxes Payable Long-term	490	480
Long-Term Obligations	132	164
Total liabilities	18,047	18,721

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,002,652 and 8,961,494
at December 31, 2009 and September 30, 2009, respectively	90	90
Additional paid-in capital	70,817	70,403
Accumulated other comprehensive income	14	661
Retained Earnings	2,731	2,651
Total stockholders' equity	73,652	73,805
Total Liabilities and Stockholders' Equity	$91,699	$92,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2009	2008
Revenues, net of returns and allowances	$15,457	$17,872
Cost of sales	10,857	11,786
Gross profit	4,600	6,086

Selling, general and administrative	3,975	4,483
Research and development	497	224
Operating income	128	1,379

Interest and other income, net	2	61

Income before income taxes	130	1,440

Income tax provision	50	580

Net income	$80	$860

Earnings Per Share:

Basic income per share	$0.01	$0.09
Weighted average shares outstanding	8,972	9,098

Diluted income per share	$0.01	$0.09
Weighted average shares outstanding	9,059	9,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2009	2008
Operating Activities
Net income	$80	$860
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	424	363
Write-down of inventory	124	119
Deferred income taxes	(31)	(374)
Non-cash share based compensation expense	377	166
Provision for (reversal of) allowance for doubtful accounts	(122)	66
Changes in operating assets and liabilities:
Restricted cash	(867)	1,466
Accounts receivable	1,171	890
Inventories	846	(935)
Accrued income taxes	(180)	623
Prepaid expenses and other assets	(902)	(687)
Accounts payable	222	(135)
Accrued liabilities and customer deposits	(225)	(2,019)
Deferred profit	(218)	736
Net cash provided by operating activities	699	1,139
Investing Activities
Purchases of property, plant and equipment	(373)	(222)
Payment for licensing agreement	-	(300)
Net cash used in investing activities	(373)	(522)
Financing Activities
Proceeds from issuance of common stock	37	-
Payments on long-term obligations	(31)	(62)
Net cash provided by (used in) financing activities	6	(62)
Effect of Exchange Rate Changes on Cash	(155)	355
Net Increase in Cash and Cash Equivalents	177	910
Cash and Cash Equivalents, Beginning of Period	42,298	37,501
Cash and Cash Equivalents, End of Period	$42,475	$38,411
Supplemental Cash Flow Information:
Interest paid	$4	$8
Income tax refunds	$21	$131
Income tax payments	$288	$345
Supplemental Non-cash Investing Activities:
Transfer inventory to capital equipment	$-	$116
Intangible assets funded with current liabilities	$-	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

1. Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors, and wafers of various materials, primarily for the solar and semiconductor industries. The Company sells these products worldwide, particularly in Asia, the United States and Europe. In addition, the Company provided semiconductor manufacturing support services until November 2009.

The Company serves niche markets in industries that are experiencing rapid technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The condensed consolidated results of operations for the three months ended December 31, 2009, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31,	September 30,
	2009	2009
	(dollars in thousands)
Deferred revenues	$5,453	$6,904
Deferred costs	1,021	2,177
Deferred profit	$4,432	$4,727

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

As of December 31, 2009, receivables from one customer accounted for 16% of total accounts receivable. As of September 30, 2009, accounts receivable from three customers each exceeded 10% of accounts receivable; these three customers accounted for 19%, 11% and 10% of total accounts receivable, respectively.

Restricted Cash – Current restricted cash of $2.3 million and $1.5 million as of December 31, 2009 and September 30, 2009, consists of bank guarantees required by certain customers from whom deposits have been received in advance of shipment and $0.5 million of cash in an escrow account related to contingent payments to be paid to the sellers of R2D due to the fulfillment of certain requirements.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation and acceptance of the product, which amounts are generally billed upon final acceptance by our customers. The majority of these amounts are offset by balances included in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Costs for approximately 80% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31,	September 30,
	2009	2009
	(dollars in thousands)
Purchased parts and raw materials	$6,568	$7,550
Work-in-process	3,328	3,277
Finished goods	2,414	2,628
	$12,310	$13,455

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

The following is a summary of property, plant and equipment:

	December 31,	September 30,
	2009	2009
	(dollars in thousands)
Land, building and leasehold improvements	$7,037	$7,124
Equipment and machinery	4,504	4,295
Furniture and fixtures	3,428	3,404
	14,969	14,823
Accumulated depreciation and amortization	(6,575)	(6,346)
	$8,394	$8,477

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment at least annually. Goodwill is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

Intangibles – Intangible assets are capitalized and amortized over two to 10 years.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following is a summary of intangibles:

		December 31,	September 30,
	Useful Life	2009	2009
		(dollars in thousands)
Non-compete agreements	10 years	175	178
Customer lists	10 years	923	940
Technology	10 years	1,830	1,863
Licenses	10 years	1,500	1,500
Other	2-10 years	94	96
		4,522	4,577
Accumulated amortization		(870)	(749)
		$3,652	$3,828

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2009	2008
	(dollars in thousands)
Beginning balance	$1,429	$1,155
Warranty expenditures	(159)	(151)
Reserve adjustment	(55)	327
Ending balance	$1,215	$1,331

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	500,000	1,337	343,813	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	315,682	Jan. 2008
Non-Employee Directors Stock Option Plan	200,000	1,600	121,000	Jul. 2015
		2,937	780,495

Stock-based compensation expense recognized reduced the Company’s results of operations as follows:

	Three Months Ended December 31,
	2009	2008
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(377)	$(166)
Effect on income taxes	106	31
Effect on net income	$(271)	$(135)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2019. Under the terms of the 1998 Employee Stock Option Plan, nonqualified stock options may also be issued. Options issued by the Company vest over one to five years.

The stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	691,403	$7.03	487,053	$8.39
Granted	102,000	6.44	163,000	3.80
Exercised	(7,533)	4.87	-	-
Forfeited	(5,375)	5.40	(250)	7.00
Outstanding at end of period	780,495	$6.98	649,803	$7.24

Exercisable at end of period	436,681	$7.19	296,892	$7.15
Weighted average fair value of options
granted during the period	$3.97		$2.29

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2009	2008
Risk free interest rate	2.57%	1.82%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	68%	66%
Forfeiture rate	5%	8%

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

There were 102,000 and 163,000 options granted during the three months ended December 31, 2009 and 2008, respectively. Total fair value of options granted was approximately $0.4 million for the three months ended December 31, 2009 and 2008.

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

	Three Months Ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Beginning Outstanding	122,875	$5.85	30,500	$14.79
Awarded	24,000	6.15	100,000	3.80
Released	(33,625)	6.46	(7,625)	14.79
Forfeited	(1,250)	8.20	-	-
Ending Outstanding	112,000	$5.70	122,875	$5.85

There were 24,000 and 100,000 restricted shares awarded during the three months ended December 31, 2009 and 2008, respectively. Total fair value of restricted shares awarded was approximately $0.1 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments – The carrying values of the Company’s current financial instruments approximate fair value due to the short term in which these instruments mature.

Shipping expense – Shipping expenses of $0.3 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses.

Impact of Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition–Multiple Deliverable Revenue Arrangements. This guidance updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25, Revenue Recognition–Multiple–Element Arrangements. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the fiscal year ending September 30, 2011, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has not yet determined the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

2. Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which the Company operates.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the quarter ended December 31, 2009, no significant changes were made to the valuation allowance.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At December 31, 2009, and September 30, 2009, the total amount of unrecognized tax benefits was $0.5 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009 and September 30, 2009, the Company accrued $0.1 million for potential interest and penalties.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France and other foreign jurisdictions, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have open tax years primarily from fiscal 2004 to fiscal 2008 with taxing foreign jurisdictions and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. For the three months ended December 31, 2009, options for 398,000 shares and 22,000 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2008, options for 630,000 shares and 30,500 restricted stock award shares are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended
	December 31,
	2009	2008
	(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income	$80	$860

Weighted Average Shares Outstanding:
Common stock	8,972	9,098
Basic earnings per share	$0.01	$0.09

Diluted Earnings Per Share Computation
Net income	$80	$860

Weighted Average Shares Outstanding:
Common stock	8,972	9,098
Common stock equivalents (1)	87	11
Diluted shares	9,059	9,109
Diluted earnings per share	$0.01	$0.09

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income (Loss)

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Net income, as reported	$80	$860
Foreign currency translation adjustment	(647)	(459)
Comprehensive income (loss)	$(567)	$401

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

Information concerning our business segments is as follows:

	Three Months Ended
	December 31,
	2009	2008
Net Revenues:	(dollars in thousands)
Solar and semiconductor equipment	$13,975	$16,132
Polishing supplies	1,482	1,740
	$15,457	$17,872

Operating Income:
Solar and semiconductor equipment	$(32)	$1,407
Polishing supplies	160	(28)
	128	1,379

Interest and other income (expense), net	2	61

Income before income taxes	$130	$1,440

	December 31,	September 30,
	2009	2009
Identifiable Assets:	(dollars in thousands)
Solar and semiconductor equipment	$87,630	$88,617
Polishing supplies	4,069	3,909
	$91,699	$92,526

Goodwill:
Solar and semiconductor equipment	$4,330	$4,408
Polishing supplies	728	728
	$5,058	$5,136

6. Major Customers and Foreign Sales

During the three month period ended December 31, 2009, two customers individually represented 26% and 24% of net revenues. During the three months ended December 31, 2008, two customers individually represented 33% and 12% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended
	December 31,
	2009	2008
United States	10%	18%
Total North America	10%	18%

China	60%	17%
Taiwan	4%	48%
Other	5%	4%
Total Asia	69%	69%

Total Europe	21%	13%
	100%	100%

7. Commitments and Contingencies

Purchase Obligations – As of December 31, 2009, we had purchase obligations in the amount of $14.2 million compared to $4.7 million as of September 30, 2009. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

8. Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through February 9, 2010, the date these consolidated financial statements on this Form 10-Q were filed with the Securities and Exchange Commission. Through that date, there were no events requiring adjustment to or disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Financial Statement” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I of Amtech Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

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

Our polishing supplies and equipment segment is a leading supplier of wafer carriers to manufacturers of silicon wafers, the raw material used in the manufacture of solar cells and semiconductors. The polishing segment also manufactures polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31,	December 31,
	2009	2008
Net revenue	100%	100%
Cost of goods sold	70%	66%
Gross margin	30%	34%

Operating expenses:
Selling, general and administrative	26%	25%
Research and Development	3%	1%
Total operating expenses	29%	26%
Income from operations	1%	8%
Interest income (expense), net	0%	0%
Income before income taxes	1%	8%
Income taxes	0%	3%
Net Income	1%	5%

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

	Three Months Ended
	December 31,	December 31,	Increase
	2009	2008	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$13,975	$16,132	$(2,157)	(13%)
Polishing Supplies Segment	1,482	1,740	(258)	(15%)
Total Net Revenue	$15,457	$17,872	$(2,415)	(14%)

Net revenue for the quarter ended December 31, 2009 decreased by $2.4 million, or 14%, from the quarter ended December 31, 2008. Revenue in the solar and semiconductor equipment segment decreased as a result of lower shipment volumes to both the solar and the semiconductor industries, partially offset by an increase in recognition of previously-deferred solar revenue. The decrease in shipments was caused primarily by the global economic downturn and credit crisis. Within the solar and semiconductor equipment segment, net revenue from the solar market was $11.9 million for the three months ended December 31, 2009, a $0.8 million or 7% increase from the three months ended December 31, 2008. The decrease of $0.3 million in net revenue from the Polishing Supplies Segment is also due to the economic downturn as described above.

Backlog and Orders

Our order backlog as of December 31, 2009 and 2008 was $74.4 million and $42.4 million, respectively. Our backlog as of December 31, 2009 includes approximately $69.7 million of orders from our solar industry customers compared to $35.8 million at December 31, 2008. New orders booked in our most recent quarter ended December 31, 2009 increased more than 500% to $59.4 million compared to $9.3 million in the quarter ended December 31, 2008. The increase in new orders and backlog resulted primarily from solar cell manufacturers accelerating their capacity expansion plans. New orders include the recent large multi-system solar order from a single customer in Asia. As a result of the large multi-system order, 54 % of our backlog at December 31, 2009 is from this single customer.

The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next 12 months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. Our backlog as of December 31, 2009 and 2008, respectively, include $0.1 million and $1.1 million of open orders or deferred revenue for which we anticipate no gross profit.

Gross Profit

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and parts and the cost of service and support to customers for warranty, installation and paid service calls.

The timing of revenue recognition can have a particularly significant effect on gross margin when the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to holdbacks is recognized in a later period. The portion of revenue attributed to the holdbacks generally comprises 10-20% of an order and has a significantly higher gross margin percentage.

	Three Months Ended
	December 31,	December 31,	Increase
	2009	2008	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$4,135	$5,778	$(1,643)	(28%)
Polishing Supplies Segment	465	308	157	51%
Total Gross Profit	$4,600	$6,086	$(1,486)	(24%)
Gross Margin	30%	34%

For the three months ended December 31, 2009, gross profit in the solar and semiconductor equipment segment decreased 28% versus the three months ended December 31, 2008. The decrease was driven primarily by lower volumes which resulted in less efficient capacity utilization. The decrease in gross profit on shipments was partially offset by recognition of previously-deferred profit. We recognized $0.2 million of previously-deferred profit in the quarter ended December 31, 2009, net of deferrals, compared to a net deferral of $0.8 million of profit in the quarter ended December 31, 2008. To support our current growth in the solar and semiconductor equipment segment, we are making substantial investments in labor and facilities. These investments are expected to have a short-term negative impact on gross profit in the second fiscal quarter of 2010. Gross margins in the polishing supplies segment were positively impacted by product mix as volumes of higher-margin carriers and templates increased while sales of polishing machines, which generally carry a lower gross margin, decreased.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of the cost of employees, consultants and contractors, facility costs, sales commissions, outbound shipping expenses, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended
	December 31,	December 31,	Increase
	2009	2008	(Decrease)%
Segment	(dollars in thousands)
Solar and Semiconductor Equipment Segment	$3,670	$4,147	$(477)	(12%)
Polishing Supplies Segment	305	336	(31)	(9%)
Total SG&A	$3,975	$4,483	$(508)	(11%)
Percent of net revenue	26%	25%

Total selling, general and administrative (SG&A) expense for the three months ended December 31, 2009 decreased $0.5 million, or 11%, compared to the three months ended December 31, 2008. SG&A expenses include $0.4 million and $0.2 million of stock-based compensation expense in the three months ended December 31, 2009 and 2008, respectively. The decrease in SG&A expenses was due primarily to lower commission expense resulting from lower revenues generated in regions where third-party sales agents are utilized, primarily in the Asian solar market.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes, as well as materials and supplies used in producing prototypes. Reimbursements of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended
	December 31,	December 31,	Increase
	2009	2008	(Decrease)%
Segment	(dollars in thousands)
Semiconductor and Solar Equipment Segment	$497	$224	$273	122%
Polishing Supplies Segment	-	-	-	0%
Total Research and Development	$497	$224	$273	122%
Percent of net revenue	3%	1%

Research and development costs for the three months ended December 31, 2009 increased $0.3 million compared to the three months ended December 31, 2008, due to increased activity in development of new products and processes, primarily related to the production of photovoltaic cells. In the three months ended December 31, 2009 and 2008, we recognized $0.1 million of reimbursements of our research and development costs from governmental grants.

Income Taxes

During the three months ended December 31, 2009, we recorded income taxes of $50,000. The effective tax rate used for calculating the income tax provision for the three months ended December 31, 2009 and December 31, 2008 were approximately 38% and 40%, respectively. The rates are estimates based upon projected annual income, estimated annual permanent differences and statutory tax rates in the various jurisdictions in which we operate.

Liquidity and Capital Resources

At December 31, 2009 and September 30, 2009, cash and cash equivalents were $42.5 million and $42.3 million, respectively. Our working capital as of December 31, 2009 and September 30, 2009 was $55.9 million. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by purchases of property, plant and equipment. The increase in customer orders is expected to result in higher operating levels which will result in the use of cash for working capital and potential capital expenditures. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We continue to have minimal long-term obligations to service. We believe that our principal sources of liquidity discussed above are sufficient to support operations.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms.

Cash Flows from Operating Activities

Cash provided by our operating activities was $0.7 million for the three months ended December 31, 2009, compared to $1.1 million provided by such activities for the three months ended December 31, 2008. In the first quarter of fiscal 2010, cash was primarily generated from collections of accounts receivable and changes in inventory, partially offset by increases in prepaid expenses and other assets. In the first quarter of fiscal 2009, cash was primarily generated by earnings from net income adjusted for non-cash items, partially offset by increases in inventory and prepaid expenses and other assets as well as decreases in accrued liabilities and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2009 and 2008 used $0.4 million and $0.5 million respectively. For the three months ended December 31, 2009, we had capital expenditures of $0.4 million, primarily for machinery and equipment. For the three months ended December 31, 2008, we had capital expenditures of $0.2 million primarily for machinery and equipment and we made a payment of $0.3 million for our licensing agreement with PST.

Cash Flows from Financing Activities

For the three months ended December 31, 2009, less than $0.1 million of cash was used in financing activities for the payment of long-term debt and less than $0.1 million of cash was received due to the exercise of stock options. This compares to cash of $0.1 million used in the three months ended December 31, 2008 for the payment of long-term debt.

Off-Balance Sheet Arrangements

As of December 31, 2009, Amtech had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since the end of fiscal 2009 have been purchase obligations (See Note 7 of the Condensed Consolidated Financial Statements). Purchase obligations increased $9.5 million from $4.7 million as of September 30, 2009 to $14.5 million as of December 31, 2009. The increase in purchase obligations relates to the recent increase in sales orders and backlog. To meet the increased demand, we accelerated our purchases of inventory. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2009, for information on the Company’s other contractual obligations.

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

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

(1) For the solar and semiconductor equipment segment, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. However, a portion of the revenue associated with certain installation-related tasks, equal to the greater of the relative fair value of those tasks or the portion of the contract price contingent upon their completion, generally 10%-20% of the system’s selling price (the “holdback”), and directly related costs, if any, are deferred and recognized into income when the tasks are completed. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the deferred portion of the contract price is often considerably greater than the cost of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin recognized in a subsequent period will improve.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2009, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

In fiscal year 2009, we performed a mid-year test of the impairment of the goodwill and other intangibles due to changing circumstances regarding the Bruce Technologies reporting unit. This test required us to use judgments and estimates that could be materially different than actual results. Bruce Technologies continued to incur losses after a restructuring and cost reductions put into place during the prior fiscal year and expectations that semiconductor customers served by this reporting unit would not in the future achieve the kinds of growth rates they had in the past due to increased maturity of that industry. We used the same discount rate as used in the prior annual impairment test of this reporting unit, but the other assumptions became more conservative due to the changing circumstances. It was primarily the lowered projections of future revenue that resulted in a lower estimate of fair value and the impairment loss. The payroll and certain expense assumptions, however, were lowered to take into account a second restructuring of the reporting unit, which involved a significant reduction in the number of employees. The material cost assumption was also lowered to take into account a change in product mix.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Our operations in the United States are conducted in U.S. dollars. Our operations in Europe, a component of the solar and semiconductor equipment segment, conduct business primarily in the Euro. The functional currency of our European operation is the Euro. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in the U.S. dollar, their functional currency. The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

As of December 31, 2009, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2009 and 2008. As of December 31, 2009, our foreign subsidiaries had $0.5 million of assets (cash and receivables) denominated in currencies other than the functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.1 million. As of December 31, 2009, we had $2.4 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the euro relative to the U.S. dollar would result in a gain or loss of $0.2 million.

We incurred a foreign currency translation loss of $0.6 million and $0.4 million during the quarters ended December 31, 2009 and 2008, respectively. Our net investment in and advances to our foreign operations totaled $44.2 million as of December 31, 2009. A 10% change in the value of the euro relative to the U.S. dollar would cause an approximately $4.4 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity.

During three months ended December 31, 2009 and 2008, our European operations transacted U.S. dollar denominated sales and purchases of $0.4 million and $0.6 million, respectively. As of December 31, 2009, sales commitments denominated in a currency other than the function currency of our transacting operation totaled less than $0.1 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be less than $0.1 million greater than or less than expected on the date the order was taken. As of December 31, 2009, purchase commitments denominated in a currency other than the function currency of our transacting operation totaled $2.3 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be less than $0.2 million greater than or less than expected on the date the purchase order was placed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	February 9, 2010

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