Form 10-Q
period 2010-06-30
AMTECH SYSTEMS INC
filed 2010-08-05
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [   ] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
Shares of Common Stock outstanding as of July 27, 2010: 9,021,727

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and September 30, 2009	3
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended June 30, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements	19
Overview	20
Results of Operations	20
Liquidity and Capital Resources	24
Off-Balance Sheet Arrangements	25
Contractual Obligations	25
Critical Accounting Policies	26
Impact of Recently Issued Accounting Pronouncements	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1A. Risk Factors	28
Item 6. Exhibits	28
SIGNATURES	29
EXHIBIT INDEX	30

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,664	$42,298
Restricted cash	4,927	1,496
Accounts receivable
Trade (less allowance for doubtful accounts of $229 and $465 at
June 30, 2010 and September 30, 2009, respectively)	13,290	8,409
Unbilled and other	10,926	5,156
Inventories	20,514	13,455
Deferred income taxes	2,900	2,290
Note receivable, net	500	-
Prepaid expenses and other	2,659	841
Total current assets	98,380	73,945

Property, Plant and Equipment - Net	9,145	8,477
Deferred Income Taxes - Long Term	1,670	1,140
Intangible Assets - Net	2,391	3,828
Goodwill	4,416	5,136
Other Assets	24	-
Total Assets	$116,026	$92,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$10,933	$4,181
Current maturities of long-term debt	119	121
Accrued compensation and related taxes	5,287	2,877
Accrued warranty expense	1,491	1,429
Deferred profit	7,480	4,727
Customer deposits	12,498	2,861
Other accrued liabilities	1,802	1,721
Income taxes payable	3,240	160
Total current liabilities	42,850	18,077

Income Taxes Payable Long-term	660	480
Other Long-Term Obligations	60	164
Total liabilities	43,570	18,721

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,020,727 and 8,961,494
at June 30, 2010 and September 30, 2009, respectively	90	90
Additional paid-in capital	71,334	70,403
Accumulated other comprehensive income (loss)	(5,779)	661
Retained Earnings	6,811	2,651
Total stockholders' equity	72,456	73,805
Total Liabilities and Stockholders' Equity	$116,026	$92,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues, net of returns and allowances	$43,072	$12,528	$74,606	$41,304
Cost of sales	27,320	8,946	49,546	29,279
Gross profit	15,752	3,582	25,060	12,025
Selling, general and administrative	8,179	3,733	16,217	11,318
Impairment and restructuring charges	610	-	610	1,682
Research and development, net of grants earned	538	151	1,260	527
Operating income (loss)	6,425	(302)	6,973	(1,502)
Interest and other income (expense), net	(219)	(33)	(293)	14
Income (loss) before income taxes	6,206	(335)	6,680	(1,488)
Income tax expense (benefit)	2,330	(100)	2,520	(100)
Net income (loss)	$3,876	$(235)	$4,160	$(1,388)

Earnings (Loss) Per Share:
Basic earnings (loss) per share	$0.43	$(0.03)	$0.46	$(0.15)
Weighted average shares outstanding	9,021	8,960	9,004	9,038

Diluted earnings (loss) per share	$0.42	$(0.03)	$0.45	$(0.15)
Weighted average shares outstanding	9,231	8,960	9,184	9,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$4,160	$(1,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,283	1,138
Write-down of inventory	509	392
Deferred income taxes	(1,242)	1,374
Impairment of long-lived assets	610	1,062
Non-cash share based compensation expense	757	498
Provision for allowance for doubtful accounts	450	129
Changes in operating assets and liabilities:
Restricted cash	(4,108)	1,773
Accounts receivable	(14,359)	6,683
Inventories	(10,419)	2,618
Accrued income taxes	2,982	(659)
Prepaid expenses and other assets	(1,649)	(458)
Accounts payable	8,079	(4,161)
Accrued liabilities and customer deposits	14,931	(3,920)
Deferred profit	3,881	(309)
Net cash provided by operating activities	5,865	4,772
Investing Activities
Purchases of property, plant and equipment	(3,094)	(1,046)
Decrease in restricted cash long-term	-	184
Payment for licensing agreement	-	(800)
Investment in note receivable	(1,000)	-
Investment in R2D	-	(167)
Net cash used in investing activities	(4,094)	(1,829)
Financing Activities
Proceeds from issuance of common stock	155	-
Purchase of common stock under repurchase program	-	(448)
Payments on long-term obligations	(88)	(117)
Excess tax benefit of stock options	19	-
Net cash provided by (used in) financing activities	86	(565)
Effect of Exchange Rate Changes on Cash	(1,491)	26
Net Increase (Decrease) in Cash and Cash Equivalents	366	2,404
Cash and Cash Equivalents, Beginning of Period	42,298	37,501
Cash and Cash Equivalents, End of Period	$42,664	$39,905
Supplemental Cash Flow Information:
Interest paid	$50	$20
Income tax refunds	$370	$1,473
Income tax payments	$1,074	$550
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$-	$116

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED June 30, 2010 AND 2009
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are normal and recurring in nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The consolidated results of operations for the three and nine month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30,	September 30,
	2010	2009
	(dollars in thousands)
Deferred revenues	$8,329	$6,904
Deferred costs	849	2,177
Deferred profit	$7,480	$4,727

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

As of June 30, 2010, two customers accounted for 21% and 21% of accounts receivable, individually.

Restricted Cash – Restricted cash of $4.9 million and $1.5 million as of June 30, 2010 and September 30, 2009, consists of collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and $0.5 million of cash in an escrow account related to contingent payments to be paid to the sellers of R2D due to the fulfillment of certain requirements.

Accounts Receivable – Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of June 30, 2010, the unbilled and other includes $2.3 million of Value Added Tax (VAT) receivables at our Netherlands operations. These are taxes that we have paid to our vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Costs for approximately 90% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30,	September 30,
	2010	2009
	(dollars in thousands)
Purchased parts and raw materials	$9,083	$7,550
Work-in-process	8,479	3,277
Finished goods	2,952	2,628
	$20,514	$13,455

Note Receivable – Note Receivable consists of a short-term note receivable from one of the Company’s technology partners. The note is collateralized by the intellectual property of the technology partner and is personally guaranteed by the CEO of the technology partner. As additional security, for the guarantee, the CEO of the technology partner has pledged a portion of his ownership interest in the company. Interest accrues at 4.5% annually. All interest payments are current as of June 30, 2010. The loan was issued on January 15, 2010, matured on June 30, 2010 and is currently in default. The technology partner has requested a three month extension for the principal repayment. The Company recorded a valuation allowance of $0.5 million and is working with the technology partner to remedy the default. Interest will continue to accrue at 4.5% annually.

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

The following is a summary of property, plant and equipment:

	June 30,	September 30,
	2010	2009
	(dollars in thousands)
Land, building and leasehold improvements	$7,309	$7,124
Equipment and machinery	4,890	4,295
Furniture and fixtures	3,578	3,404
	15,777	14,823
Accumulated depreciation and amortization	(6,632)	(6,346)
	$9,145	$8,477

Goodwill – Goodwill is not subject to amortization, but is tested for impairment at least annually. Goodwill is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

Intangibles – Intangible assets are capitalized and amortized over two to 10 years.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances in the quarter ended June 30, 2010 required the Company to review a license with one of our technology partners for recoverability and impairment. Recoverability is based upon the Company’s judgments and estimates of undiscounted cash flows during the estimated remaining useful life of the assets.

In April 2007, the Company entered into a license agreement with one of the Company’s technology partners to market, sell, install, service and manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by the technology partner. Under the terms of this agreement the Company paid $1.0 million to the technology partner. The license agreement expires in January 2019. These payments are being amortized over the life of the agreement. Recently, several new competitors have entered the market and management has determined that the market opportunity for the licensed product has decreased. This recent development and the extended amount of time to develop the licensed product caused management to review the licensed product for impairment and recoverability.

It was determined that the carrying value of the license subject to amortization was not fully recoverable; therefore, an impairment charge of $0.6 million was recorded for the excess of carrying value over the fair value of the license. The fair value of the license was determined through estimates of the present value of future cash flows based upon the anticipated future use of the license. The material estimates and assumptions used in the discounted cash flows method of determining fair value include (i) the appropriate discount rate, given the risk-free rate of return and various risk premiums, (ii) projected revenues and (iii) projected material cost as a percentage of revenue. These inputs are unobservable and are considered Level 3 within the fair value hierarchy.

The following is a summary of intangibles:

		June 30,	September 30,
	Useful Life	2010	2009
		(dollars in thousands)
Non-compete agreements	8 years	$149	$178
Customer lists	10 years	786	940
Technology	10 years	1,559	1,863
Licenses	10 years	690	1,500
Other	2-10 years	80	96
		3,264	4,577
Accumulated amortization		(873)	(749)
		$2,391	$3,828

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2010	2009
	(dollars in thousands)
Beginning balance	$1,429	$1,155
Warranty expenditures	(386)	(433)
Provision	448	645
Ending balance	$1,491	$1,367

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

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	1,400,000	901,987	342,838	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	308,432	Jan. 2008
Non-Employee Directors Stock Option Plan	350,000	151,600	110,000	Jul. 2015
		1,053,587	761,270

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Effect on income (loss) before income taxes (1)	$(187)	$(165)	$(757)	$(498)
Effect on income taxes	44	37	215	107
Effect on net income (loss)	$(143)	$(128)	$(542)	$(391)

(1)	Share based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2019. Options issued by the Company vest over 1 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	691,403	$7.03	486,803	$8.39
Granted	102,000	6.44	189,000	3.79
Exercised	(25,608)	6.04	-	-
Forfeited	(6,525)	5.55	(12,200)	7.41
Outstanding at end of period	761,270	$6.99	663,603	$7.10

Exercisable at end of period	448,081	$7.23	319,877	$7.27
Weighted average fair value of options
granted during the period	$3.97		$2.27

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2010	2009
Risk free interest rate	2.57%	1.86%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	68%	66%
Forfeiture rate	6%	7%

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

There were 6,000 options granted during the three months ended June 30, 2009 and no options granted for the three months ended June 30, 2010; and 102,000 and 189,000 options granted for the nine months ended June 30, 2010 and 2009, respectively. Total fair value of options granted was approximately $405,000 for the nine months ended June 30, 2010. Total fair value of options granted for the three and nine months ended June 30, 2009 were $18,000 and $429,000, respectively.

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Nine Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Beginning Outstanding	122,875	$5.85	30,500	$14.79
Awarded	24,000	6.15	100,000	3.80
Released	(33,625)	6.46	(7,625)	14.79
Forfeited	(1,250)	8.20	-	-
Ending Outstanding	112,000	$5.70	122,875	$5.85

There were zero restricted shares awarded during the three months ended June 30, 2010 and 2009, respectively. There were 24,000 and 100,000 restricted shares awarded during the nine months ended June 30, 2010 and 2009, respectively. Total fair value of restricted shares awarded was approximately $0.1 million and $0.4 million for the nine months ended June 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments – The carrying values of the Company’s current financial instruments approximate fair value due to the short term in which these instruments mature.

Shipping expense – Shipping expenses of $0.9 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.4 million and $0.5 million for the nine months ended June 30, 2010 and 2009, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Research and development	$814	$199	$2,018	$739
Grants earned	(276)	(48)	(758)	(212)
Net research and development	$538	$151	$1,260	$527

Impact of Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition–Multiple Deliverable Revenue Arrangements. This guidance updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25, Revenue Recognition–Multiple–Element Arrangements. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the fiscal year ending September 30, 2011, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has not yet determined the impact, if any, the adoption of this guidance will have on its consolidated financial statements, but expects the primary effect will be expanded disclosures.

2. Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which the Company operates.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the quarter ended June 30, 2010, no significant changes were made to the valuation allowance.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At June 30, 2010, and September 30, 2009, the total amount of unrecognized tax benefits was $0.5 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and September 30, 2009, the Company accrued less than $0.1 million for potential interest and penalties.

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

Common shares relating to stock options where the exercise prices exceeded the average market price of our common shares during the period were excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. For the three and nine months ended June 30, 2010, options for 157,000 and 235,000 shares, respectively, and 14,000 and 4,000 restricted stock award shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2009, options for 665,000 and 666,000 shares, respectively, and 23,000 and 31,000 restricted stock award shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income (loss) available to
common stockholders	$3,876	$(235)	$4,160	$(1,388)

Weighted Average Shares Outstanding:
Common stock	9,021	8,960	9,004	9,038

Basic earnings (loss) per share	$0.43	$(0.03)	$0.46	$(0.15)

Diluted Earnings Per Share Computation
Net income (loss)	$3,876	$(235)	$4,160	$(1,388)

Weighted Average Shares Outstanding:
Common stock	9,021	8,960	9,004	9,038
Common stock equivalents (1)	210	-	180	-
Diluted shares	9,231	8,960	9,184	9,038

Diluted earnings (loss) per share	$0.42	$(0.03)	$0.45	$(0.15)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Net income (loss), as reported	$3,876	$(235)	$4,160	$(1,388)
Foreign currency translation adjustment	(3,619)	2,005	(6,440)	(723)
Comprehensive income (loss)	$257	$1,770	$(2,280)	$(2,111)

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

Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$40,600	$11,458	$69,116	$36,931
Polishing supplies	2,472	1,070	5,490	4,373
	$43,072	$12,528	$74,606	$41,304

Operating income (loss):
Solar and semiconductor equipment (1)	$5,857	$(300)	$6,043	$(1,430)
Polishing supplies	568	(2)	930	(72)
	6,425	(302)	6,973	(1,502)

Interest and other income (expense), net	(219)	(33)	(293)	14

Income (loss) before income taxes	$6,206	$(335)	$6,680	$(1,488)

(1)	Includes the impairment losses of $1.7 million in Fiscal 2009 and $0.6 million in Fiscal 2010.

	June 30,	September 30,
	2010	2009
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$111,688	$88,617
Polishing supplies	4,338	3,909
	$116,026	$92,526

Goodwill:
Solar and semiconductor equipment	$3,688	$4,408
Polishing supplies	728	728
	$4,416	$5,136

6. Major Customers and Foreign Sales

During the three months ended June 30, 2010, two customers, individually, represented 41% and 10% of net revenues. During the nine months ended June 30, 2010, three customers, individually, represented 24%, 15% and 10% of net revenues. During the three months ended June 30, 2009, three customers, individually, represented 30%, 17% and 15% of net revenues. During the nine months ended June 30, 2009, one customer represented 19% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2010	2009
North America	8%	20%
China	66%	32%
Taiwan	13%	27%
Other	4%	5%
Asia	83%	64%
Europe	9%	16%
	100%	100%

7. Commitments and Contingencies

Purchase Obligations – As of June 30, 2010, we had purchase obligations in the amount of $20.4 million compared to $4.7 million as of September 30, 2009. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

Leases – On, April 1, 2010, the Company entered into a new operating lease for a building located in Vaassen, The Netherlands. The lease is for two years and the Company is required to make quarterly lease payments of $30,000. This building is being used as manufacturing facilities for our Tempress operations.

In fiscal 2010, the Company extended the lease of warehouse space in Vaassen, the Netherlands, and expanded the space. The original lease was to expire on October 31, 2011 and was extended to March 31, 2013. The lease payments increased from $20,000 per quarter to $30,000 per quarter due to the expansion.

License agreement - The Company entered into amendments with one of our technology partners to both the PSG license and the PECVD license to expand the licenses to include one future model of the PSG dry etch systems and three future models of the PECVD system. These amendments to the licenses require the Company to pay additional license fees upon successful achievement of the agreed upon specifications of each of the four new models. The four payments range from three hundred million South Korean Won (KRW), approximately $230,000, to one billion KRW, approximately $780,000, for maximum total payments of approximately $1,420,000. Such payments will be recorded as additional intangibles, the cost of which will be amortized over the life of the license. Due to the extended amount of time to reach the agreed upon specifications it is uncertain whether these commitments will materialize.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of goods sold	63%	71%	66%	71%
Gross margin	37%	29%	34%	29%
Operating expenses:
Selling, general and administrative	20%	30%	22%	28%
Restructuring charge	1%	0%	1%	4%
Research and Development	1%	1%	2%	1%
Total operating expenses	22%	31%	25%	33%
Income (loss) from operations	15%	-2%	9%	-4%
Interest income (expense), net	0%	-1%	0%	0%
Income (loss) before income taxes	15%	-3%	9%	-4%
Income tax expense (benefit)	6%	-1%	3%	-1%
Net Income (loss)	9%	-2%	6%	-3%

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

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Segment	2010	2009	(Dec.)%		2010	2009	(Dec.)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$40,600	$11,458	$29,142	254%	$69,116	$36,931	$32,185	87%
Polishing Supplies Segment	2,472	1,070	1,402	131%	5,490	4,373	1,117	26%
Total Net Revenue	$43,072	$12,528	$30,544	244%	$74,606	$41,304	$33,302	81%

Net revenue for the quarter ended June 30, 2010 increased $30.5 million, or 244%, compared to the quarter ended June 30, 2009. Revenue from the solar and semiconductor equipment segment increased $29.1 million, or 254%, due to significantly higher shipments to the solar industry, as well as higher shipments to the semiconductor industry, partially offset by an increase in deferred revenue. Within the solar and semiconductor equipment segment, net revenue from the solar market was $37.6 million for the three months ended June 30, 2010, a $27.5 million or 272% increase from the three months ended June 30, 2009.

Net revenue for the nine months ended June 30, 2010 increased by $33.3 million, or 81%, compared to the nine months ended June 30, 2009. Revenue from the Solar and Semiconductor Equipment Segment increased $32.2 million, or 87% due to significantly higher shipments to the solar industry, as well as higher shipments to the semiconductor industry. The increase of $1.1 million, or 26%, in net revenue from the Polishing Supplies Segment is due to increased demand for polishing templates and carriers.

Backlog and Orders

Our order backlog as of June 30, 2010 and 2009 was $81.1 million and $29.7 million, respectively. Our backlog as of June 30, 2010 includes approximately $73.8 million of orders from our solar industry customers, compared to $27.1 million at June 30, 2009. New orders booked in the quarter ended June 30, 2010 were $44.7 million compared to $5.3 million in the third quarter of fiscal 2009. New orders booked in the nine-month periods ended June 30, 2010 and 2009 were $138.0 million and $22.1 million, respectively. As the majority of the backlog is denominated in Euros, the strengthening of the dollar during the nine months of fiscal 2010 and 2009 resulted in a reduction in backlog of approximately $13.4 million and $2.0 million, respectively.

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

As of June 30, 2010, three customers account for 22%, 11% and 11% of our order backlog, individually.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Segment	2010	2009	(Dec.)%		2010	2009	(Dec.)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$14,855	$3,283	$11,572	352%	$23,166	$11,127	$12,039	108%
Polishing Supplies Segment	897	299	598	200%	1,894	898	996	111%
Total Gross Profit	$15,752	$3,582	$12,170	340%	$25,060	$12,025	$13,035	108%
Gross Margin	37%	29%			34%	29%

Gross profit for the three months ended June 30, 2010 increased $12.2 million or 340% versus the three months ended June 30, 2009. The increase was driven by higher volumes which resulted in significantly more efficient capacity utilization, partially offset by higher deferred profit. We deferred $4.3 million of profit, net of recognition of previously deferred profit, for the quarter ended June 30, 2010, compared to a net recognition of $0.6 million of profit for the quarter ended June 30, 2009. Gross profit and gross margins in the Polishing Supplies Segment were positively impacted by improved capacity utilization with significantly higher sales volumes in all product lines.

Gross profit for the nine months ended June 30, 2010 increased $13.0 million or 108% versus the nine months ended June 30, 2009. We deferred $3.8 million of profit, net of recognition of previously deferred profit, for the nine months ended June 30, 2010, compared to a net recognition of $0.3 million of profit for the nine months ended June 30, 2009.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
Segment	2010	2009	(Dec.)%		2010	2009	(Dec.)%
	(dollars in thousands)				(dollars in thousands)
Solar and Semiconductor
Equipment Segment	$7,849	$3,432	$4,417	129%	$15,253	$10,348	$4,905	47%
Polishing Supplies
Segment	330	301	29	10%	964	970	(6)	(1%)
Total SG&A	$8,179	$3,733	$4,446	119%	$16,217	$11,318	$4,899	43%
Percent of net revenue	20%	30%			22%	28%

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2010 increased $4.4 million, or 119% compared to the three months ended June 30, 2009. SG&A expenses include $0.2 million of stock-based compensation expense in the three months ended June 30, 2010 and 2009. The increase in SG&A expenses was due primarily to increases in commissions related to higher revenues and higher compensation expense. SG&A for the three months ended June 30, 2010 includes an expense of $0.5 million related to a valuation allowance for the note receivable due from one of our technology partners.

For the nine months ended June 30, 2010, SG&A increased $4.9 million or 43% compared to the nine month period ended June 30, 2009. SG&A expenses include $0.8 million and $0.5 million of stock-based compensation expense for the nine months ended June 30, 2010 and 2009, respectively. The increase in SG&A is due primarily to increased commissions, compensation expense and the valuation allowance on the note receivable.

Impairment and Restructuring Charge

In April 2007, the Company entered into a license agreement with one of the Company’s technology partners to market, sell, install, service and manufacture machinery and equipment for the manufacturing of photovoltaic cells that employs PECVD Technology (Licensed Product) developed by the technology partner. Under the terms of this agreement the Company paid $1.0 million to the technology partner. The license agreement expires in January 2019. These payments are being amortized over the life of the agreement. Recently, several new competitors have entered the market and management has determined that the market opportunity for the licensed product has decreased. This recent development and the extended amount of time to develop the licensed product caused management to review the licensed product for impairment and recoverability.

It was determined that the carrying value of the license subject to amortization was not fully recoverable; therefore, an impairment charge of $0.6 million was recorded for the excess of carrying value over the fair value of the license. The fair value of the license was determined through estimates of the present value of future cash flows based upon the anticipated future use of the license.

The Bruce operations were restructured in the second quarter of fiscal 2009 to focus primarily on a parts supply business versus furnace systems sales. The restructuring resulted in a charge of $620,000 in the second quarter of fiscal 2009. We conducted an assessment of the ability to recover the carrying amount of long-lived assets of the Bruce operations. It was determined that the carrying value of the net assets was not fully recoverable; therefore, an impairment charge of $373,000 was recorded in the second quarter of fiscal 2009 for the excess of carrying value over the fair value of the customer list and non-compete agreement. The carrying values of goodwill ($89,000) and the Bruce trademark ($592,000) were also recorded as an impairment charge in the second quarter of fiscal 2009.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping.

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Inc.		June 30,	June 30,	Inc.
	2010	2009	(Dec.)%		2010	2009	(Dec.)%
	(dollars in thousands)				(dollars in thousands)
Research and
Development Expense	$814	$199	$615	309%	$2,018	$739	$1,279	173%
Grants Earned	(276)	(48)	(228)	472%	(758)	(212)	(546)	257%
Net Research and
Development	$538	$151	$387	256%	$1,260	$527	$733	139%

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

Income Taxes

For the three months ended June 30, 2010 and 2009, we recorded income tax expense (benefit) of $2.3 million and ($0.1 million), for effective tax rates of 38% and 30%, respectively. During the nine months ended June 30, 2010 and 2009, we recorded income tax expense (benefit) of $2.5 million and ($0.1 million), respectively. The effective tax rates used in calculating the income tax provision for the nine months ended June 30 2010 and 2009 were 38% and 30%, respectively, based upon estimates of annual income, annual permanent differences, changes in the valuation allowance and statutory tax rates for fiscal 2010 and 2009 for the various jurisdictions in which we operate. The effective tax rate for the nine months ended June 30, 2009 was negatively impacted by an increase in the valuation allowance and permanent differences between financial income and taxable income, which were higher in relation to the pre-tax loss. Without these adjustments a greater tax benefit would have been recorded for the period.

Liquidity and Capital Resources

At June 30, 2010 and September 30, 2009, cash and cash equivalents were $42.7 million and $42.3 million, respectively. Restricted cash increased $3.4 million due to receipt of customer deposits requiring bank guarantees collateralized by cash. Our working capital was $55.5 million as of June 30, 2010 and $55.9 million as of September 30, 2009. The increase in cash was primarily provided by cash from operating activities of $5.9 million, discussed below. This was offset by purchases of property, plant and equipment of $3.1 million and an investment in a short term note receivable of $1.0 million. Our ratio of current assets to current liabilities decreased to 2.3:1 as of June 30, 2010 from 4.1:1 as of September 30, 2009. The decline in our current ratio was due to the simultaneous increase in our current assets and current liabilities as we ramped up inventory purchases to meet the growing order backlog. Current assets increased $24.4 million while current liabilities increased $24.8 million. The increase in customer orders is expected to result in higher operating levels and a significant reduction in cash due to increases in inventories and receivables and potential capital expenditures. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We continue to have minimal long-term obligations to service.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $5.9 million for the nine months ended June 30, 2010, compared to $4.8 million provided by such activities for the nine months ended June 30, 2009. During the nine months ended June 30, 2010 cash was primarily generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated by increases in current liabilities, such as customer deposits received with sales orders, accounts payable, accrued compensation and deferred profit. These increases were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits; an increase in inventory necessary to fulfill our backlog of orders; an increase in account receivable due to the record volumes of shipments during the quarter; as well as an increase in prepayments to vendors to take advantage of available discounts. In the first nine months of fiscal 2009, cash was generated primarily by earnings from operations, adjusted for non-cash charges. Cash was also generated by collections of accounts receivable and decreases in current restricted cash and inventory, partially offset by decreases in accounts payable, accrued liabilities and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2010 and 2009 used $4.1 million and $1.8 million respectively. In the first nine months of fiscal 2010 the company made capital expenditures of $3.1 million, including land in the Netherlands adjacent to our current manufacturing facilities for $1.0 million. We plan to use this land to expand our current facilities due to our rapid growth. We also invested in machinery and equipment and infrastructure due to our capacity expansion, primarily at our Netherlands location. In the second quarter of fiscal 2010, we provided a $1.0 million short-term loan to one of our technology partners. The note is collateralized by the intellectual property of the technology partner and is personally guaranteed by the CEO of the technology partner. As additional security, for the guarantee, the CEO of the technology partner has pledged a portion of his ownership interest in the company. Interest accrues at 4.5% annually. All interest payments are current as of June 30, 2010. The loan was issued on January 15, 2010, matured on June 30, 2010 and is currently in default. The technology partner has requested a three month extension for the principal repayment. The Company recorded an allowance of $0.5 million and is working with the technology partner to remedy the default. For the nine months ended June 30, 2009, capital expenditures amounted to $1.0 million primarily for machinery and equipment and paid $0.8 million for our licensing agreements with PST.

Cash Flows from Financing Activities

For the nine months ended June 30, 2010, $0.1 million of cash was provided by financing activities. The primary source of cash received was proceeds from the issuance of common stock through the exercise of stock options. This compares to $0.6 million of cash used in the first nine months of fiscal 2009 primarily due to the purchase of commons stock under our stock repurchase program.

Off-Balance Sheet Arrangements

As of June 30, 2010, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since September 30, 2009 have been changes in purchase obligations, new building lease obligations and additional obligations related to newly licensed products (See Note 7 of the Condensed Consolidated Financial Statements). Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2009, for information on the Company’s other contractual obligations.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, accounts and notes receivable collectability, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009. We believe our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2010.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates. Our operations in the United States are conducted in U.S. dollars. Our operations in Europe, the primary component of the solar and semiconductor equipment segment, conduct business primarily in the Euro. The functional currency of our European operation is the Euro. Nearly all of the transactions, assets and liabilities of all other operating units are denominated in U.S. dollars, their functional currency. The following disclosures about market risk should be read in conjunction with the more in depth discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

As of June 30, 2010, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of $0.4 million and less than $0.1 million respectively during the nine months ended June 30, 2010 and 2009. As of June 30, 2010, our foreign subsidiaries had $5.5 million of assets (cash, receivables and prepaid assets) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.6 million. As of June 30, 2010, we had $5.2 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the euro relative to the U.S. dollar would result in a gain or loss of $0.5 million.

We incurred foreign currency translation losses of $6.4 million and $0.7 million during the nine months ended June 30, 2010 and 2009, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. The foreign currency translation losses are due to the strengthening of the U.S. dollar relative to the Euro during these periods. Our net investment in and advances to our foreign operations totaled $45.6 million as of June 30, 2010. A 10% change in the value of the euro relative to the U.S. dollar would cause approximately a $4.6 million foreign currency translation adjustment,.

During nine months ended June 30, 2010 and 2009, our European operations transacted U.S. dollar denominated sales and purchases of $1.0 million and $0.6 million, respectively. As of June 30, 2010, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.0 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be $0.1 million greater than or less than expected on the date the order was taken. As of June 30, 2010, purchase commitments denominated in a currency other than the function currency of our transacting operation totaled $2.2 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.2 million greater than or less than expected on the date the purchase order was placed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 5, 2010
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