Form 10-Q
period 2011-03-31
AMTECH SYSTEMS INC
filed 2011-05-10
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
Shares of Common Stock outstanding as of April 29, 2011: 9,574,899

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$67,528	$56,764
Restricted cash	11,070	6,192
Accounts receivable
Trade (less allowance for doubtful accounts of $185 and $181 at
March 31, 2011 and September 30, 2010, respectively)	19,528	9,252
Unbilled and other	26,749	15,231
Inventories	34,823	24,317
Deferred income taxes	3,900	2,130
Other	5,257	2,568
Total current assets	168,855	116,454

Property, Plant and Equipment - Net	12,165	9,577
Deferred Income Taxes - Long Term	3,044	2,660
Intangible Assets - Net	5,465	2,571
Goodwill	13,347	4,839
Total Assets	$202,876	$136,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31,	September 30,
Liabilities and Stockholders' Equity	2011	2010
Current Liabilities
Accounts payable	$19,528	$12,446
Accrued compensation and related taxes	10,530	8,305
Accrued warranty expense	2,395	1,843
Deferred profit	20,956	11,439
Customer deposits	23,150	8,858
Other accrued liabilities	2,703	1,605
Income taxes payable	9,340	6,320
Total current liabilities	88,602	50,816

Income Taxes Payable Long-term and Other	1,647	1,042
Total liabilities	90,249	51,858

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 100,000,000 shares authorized;
shares issued and outstanding: 9,574,899 and 9,209,213
at March 31, 2011 and September 30, 2010, respectively	96	92
Additional paid-in capital	79,537	72,919
Accumulated other comprehensive income (loss)	1,478	(982)
Retained Earnings	24,723	12,214
Total Amtech Systems Inc. stockholders' equity	105,834	84,243
Noncontrolling interest	6,793	-
Total Equity	112,627	84,243
Total Liabilities and Stockholders' Equity	$202,876	$136,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues, net of returns and allowances	$61,253	$16,077	$114,965	$31,534
Cost of sales	36,550	11,369	70,666	22,226
Gross profit	24,703	4,708	44,299	9,308

Selling, general and administrative	11,249	4,061	21,646	8,037
Research and development	934	225	1,782	722
Operating income	12,520	422	20,871	549

Interest and other income (expense), net	75	(76)	46	(74)

Income before income taxes	12,595	346	20,917	475

Income tax provision	5,100	140	8,430	190

Net income	7,495	206	12,487	285

Add: Net Loss Attributable to noncontrolling interest	22	-	22	-
Net income attributable to Amtech Systems, Inc.	$7,517	$206	$12,509	$285

Earnings Per Share:

Basic income per share attributable to Amtech shareholders	$0.79	$0.02	$1.33	$0.03
Weighted average shares outstanding	9,487	9,018	9,381	8,995

Diluted income per share attributable to Amtech shareholders	$0.77	$0.02	$1.29	$0.03
Weighted average shares outstanding	9,781	9,239	9,702	9,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended March 31,
	2011	2010
Operating Activities
Net income	$12,487	$285
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,222	845
Write-down of inventory	564	258
Deferred income taxes	(2,010)	(9)
Non-cash stock based compensation expense	743	570
Provision for (reversal of) allowance for doubtful accounts	47	(20)
Changes in operating assets and liabilities:
Restricted cash	(4,702)	(3,949)
Accounts receivable	(20,263)	(2,430)
Inventories	(9,882)	(8,708)
Accrued income taxes	3,725	(441)
Prepaid expenses and other assets	(2,140)	(1,991)
Accounts payable	6,479	7,723
Accrued liabilities and customer deposits	16,149	12,923
Deferred profit	8,814	(501)
Net cash provided by operating activities	11,233	4,555
Investing Activities
Purchases of property, plant and equipment	(2,866)	(2,059)
Investment in note receivable	-	(1,000)
Acquisition of interest in Kingstone, net of cash acquired of $365	(1,055)	-
Net cash used in investing activities	(3,921)	(3,059)
Financing Activities
Proceeds from issuance of common stock	1,316	155
Payments on long-term obligations	(62)	(59)
Excess tax benefit of stock options	728	9
Net cash provided by financing activities	1,982	105
Effect of Exchange Rate Changes on Cash	1,470	(754)
Net Increase in Cash and Cash Equivalents	10,764	847
Cash and Cash Equivalents, Beginning of Period	56,764	42,298
Cash and Cash Equivalents, End of Period	$67,528	$43,145
Supplemental Cash Flow Information:
Income tax refunds	$79	$21
Income tax payments	$6,265	$637
Supplemental Non-cash Financing Activities:
Issuance of common stock for acquisition of interest in Kingstone	$3,835	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

1. Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors and wafers of various materials, primarily for the solar and semiconductor industries. The Company sells these products worldwide, primarily in Asia, the United States and Europe. The Company serves markets in industries that are experiencing rapid technological advances, and which historically have been cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The consolidated results of operations for the three and six month periods ended March 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Amtech and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized upon shipment of the Company’s proven technology equal to the sales price less the greater of (i) the fair value of undelivered services and (ii) the contingent portion of the sales price, which is generally 10-20% of the total contract price. The entire cost of the equipment relating to proven technology is recorded upon shipment. The remaining contractual revenue, deferred costs and installation costs are recorded upon the completion of installation at the customers’ premises and acceptance of the product by the customer.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	March 31,	September 30,
	2011	2010
	(dollars in thousands)
Deferred revenues	$22,733	$12,577
Deferred costs	1,777	1,138
Deferred profit	$20,956	$11,439

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash. The Company’s customers, located throughout the world, consist of manufacturers of solar cells, semiconductors, semiconductor wafers, LEDs and MEMS. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 30% of total cash balances) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained in banks in The Netherlands, France and China that are uninsured.

As of March 31, 2011, four customers accounted for 15%, 13%, 13% and 12% of accounts receivable, individually.

Restricted Cash – Restricted cash of $11.1 million and $6.2 million as of March 31, 2011 and September 30, 2010, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of March 31, 2011, also includes $6.1 million in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone). See Note 7, “Acquisition,” for additional information regarding the Kingstone acquisition.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of March 31, 2011, the unbilled and other includes $3.7 million of Value Added Tax (VAT) receivables at our Netherlands operations. These are taxes that we have paid to our vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 85% of inventory are valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	March 31,	September 30,
	2011	2010
	(dollars in thousands)
Purchased parts and raw materials	$15,405	$12,894
Work-in-process	13,271	9,497
Finished goods	6,147	1,926
	$34,823	$24,317

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

The following is a summary of property, plant and equipment:

	March 31,	September 30,
	2011	2010
	(dollars in thousands)
Land, building and leasehold improvements	$10,103	$8,099
Equipment and machinery	5,242	4,918
Furniture and fixtures	5,246	3,991
	20,591	17,008
Accumulated depreciation and amortization	(8,426)	(7,431)
	$12,165	$9,577

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

Six Months Ended
March 31, 2011
(dollars in thousands)
Beginning balance	$4,839
Goodwill recognized due to acquisition	8,360
Net exchange differences	148
Ending balance	$13,347

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life in not determinable, amortization is not recorded.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In the second quarter of fiscal 2011, the Company acquired a 55% ownership of Kingstone, a Hong Kong-based holding company that owns 100% of Kingstone Semiconductor Company Ltd, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. The intangible assets of Kingstone consist of in-process research and development, non-compete agreements, technology and the trade name totaling $3.2 million. The fair value of the intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset determined with the assistance of an independent third-party consultant. The benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 7, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

		March 31,	September 30,
	Useful Life	2011	2010
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,072	$166
Customer lists	10 years	908	876
Technology	5-10 years	2,500	1,737
Licenses	10 years	500	890
In-process research and development	(1)	1,600	-
Other	2-10 years	100	90
		6,680	3,759
Accumulated amortization		(1,215)	(1,188)
		$5,465	$2,571

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized.

The following is a summary of activity in accrued warranty expense:

	Six Months Ended March 31,
	2011	2010
	(dollars in thousands)
Beginning balance	$1,843	$1,429
Warranty expenditures	(496)	(267)
Warranty expense	1,048	172
Ending balance	$2,395	$1,334

Stock-Based Compensation - The Company measures compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation cost are credited to additional paid-in capital and reported as cash flow from financing activities rather than as cash flow from operating activities. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares		Plan
Name of Plan	Authorized	Available	Options Outstanding	Expiration
2007 Employee Stock Incentive Plan	1,400,000	671,987	432,171	Apr. 2017
1998 Employee Stock Option Plan	500,000	-	80,272	Jan. 2008
Non-Employee Directors Stock Option Plan	350,000	126,600	86,853	Jul. 2015
		798,587	599,296

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(369)	$(193)	$(743)	$(570)
Effect on income taxes	108	57	278	170
Effect on net income	$(261)	$(136)	$(465)	$(400)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2021. Options issued by the Company vest over 2 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	636,283	$7.59	691,403	$7.03
Granted	139,233	17.12	102,000	6.44
Exercised	(175,220)	7.42	(25,608)	6.04
Forfeited	(1,000)	6.93	(5,625)	5.47
Outstanding at end of period	599,296	$9.85	762,170	$6.99

Exercisable at end of period	207,703	$7.98	436,358	$7.21
Weighted average fair value of options
granted during the period	$10.77		$3.97

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2011	2010
Risk free interest rate	1.67%	2.57%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	68%
Forfeiture rate	4%	6%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. Forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $1.5 million and $0.4 million for the six months ended March 31, 2011 and 2010, respectively.

The Company awards restricted shares under the existing share-based compensation plans. Our restricted share-awards vest in equal annual installments over a two to four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

Restricted stock transactions and awards outstanding are summarized as follows:

	Six Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Beginning Outstanding	128,751	$6.34	122,875	$5.85
Awarded	35,517	17.28	24,000	6.15
Released	(37,376)	6.27	(33,625)	6.46
Forfeited	-	-	(1,250)	8.20
Ending Outstanding	126,892	$9.43	112,000	$5.70

Total fair value of restricted shares awarded was approximately $0.6 million and $0.1 million for the six months ended March 31, 2011 and 2010, respectively.

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

Long-term Debt— The carrying values of the Company’s long-term debt approximate fair value because their variable interest rates approximate the prevailing interest rates for similar debt instruments.

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are defined contribution plans, except for the plans of the Company’s operations in the Netherlands and France and the plan for hourly union employees in Pennsylvania. The Company’s employees in the Netherlands, France and hourly union employees in Pennsylvania participate in multi-employer plans. Payment to defined contribution plans and the multi-employer plan are recognized as an expense in the Consolidated Statement of Operations as they become due.

Shipping expense – Shipping expenses of $1.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, are included in selling, general and administrative expenses. Shipping expenses of $2.7 million and $0.5 million for the six months ended March 31, 2011 and 2010, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Research and development	$1,047	$644	$1,994	$1,205
Grants earned	(113)	(419)	(212)	(483)
Net research and development	$934	$225	$1,782	$722

Impact of Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure for Supplementary Pro Forma Information for Business Combinations.” If a public entity presents financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It requires expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will evaluate the impact of this update on future acquisitions as they occur.

2. Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the quarter ended March 31, 2011, no significant changes were made to the valuation allowance.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At March 31, 2011, and September 30, 2010, the total amount of unrecognized tax benefits was $1.6 million and $1.0 million, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, and September 20, 2010, the Company accrued $0.1 million for potential interest and penalties. The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France and other foreign jurisdictions, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have open tax years primarily from fiscal 2004 to fiscal 2008 with taxing foreign jurisdictions. The Company is currently under IRS examination for fiscal year ending September 30, 2009. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

For the three and six months ended March 31, 2011, options for 135,900 and 139,233 shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and six months ended March 31, 2010, options for 149,000 and 267,000 shares, respectively, and 14,000 and 4,125 restricted stock award shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income attributable to Amtech Systems, Inc.	$7,517	$206	$12,509	$285

Weighted Average Shares Outstanding:
Common stock	9,487	9,018	9,381	8,995

Basic earnings per share attributable to Amtech shareholders	$0.79	$0.02	$1.33	$0.03

Diluted Earnings Per Share Computation
Net income attributable to Amtech Systems, Inc.	$7,517	$206	$12,509	$285

Weighted Average Shares Outstanding:
Common stock	9,487	9,018	9,381	8,995
Common stock equivalents (1)	294	221	321	161
Diluted shares	9,781	9,239	9,702	9,156

Diluted earnings per share attributable to Amtech shareholders	$0.77	$0.02	$1.29	$0.03

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$7,495	$206	$12,487	$285
Foreign currency translation adjustment	3,913	(2,173)	2,460	(2,821)
Comprehensive income (loss)	11,408	(1,967)	14,947	(2,536)

Comprehensive loss attributable to noncontrolling interest	22	-	22	-
Comprehensive income attributable to Amtech Systems, Inc.	$11,430	$(1,967)	$14,969	$(2,536)

5. Major Customers and Foreign Sales

During the three months ended March 31, 2011, four customers, individually, represented 20%, 17%, 15% and 13% of net revenues. During the six months ended March 31, 2011, three customers, individually, represented 17%, 14% and 13% of net revenues. During the three months ended March 31, 2010, three customers, individually, represented 16%, 12% and 11% of net revenues. During the six months ended March 31, 2010, two customers represented 21% and 18% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Six Months Ended
	March 31,
	2011	2010
Total North America	6%	10%
China	61%	57%
Taiwan	21%	7%
Other	4%	7%
Total Asia	86%	71%
Total Europe	8%	19%
	100%	100%

6. Commitments and Contingencies

Purchase Obligations – As of March 31, 2011, we had purchase obligations in the amount of $80 million compared to $40 million as of September 30, 2010. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, cancelled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

See Note 7, “Acquisition,” for additional commitments and contingencies.

7. Acquisition

The Company entered into a Stock Purchase and Sale Agreement (the “Purchase Agreement”), effective as of January 27, 2011, among the Company, Kingstone Technology Hong Kong Limited (“Kingstone”), Silicon Jade Limited (“Silicon Jade”), the sole shareholder of Kingstone, and certain shareholders of Silicone Jade. Pursuant to the Purchase Agreement, the Company acquired a 55% ownership interest in Kingstone, which is a Hong Kong-based holding company that owns 100% of Kingstone Semiconductor Company Ltd (“Kingstone Semiconductor”), a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. The acquisition pursuant to the Purchase Agreement was consummated on February 18, 2011.

The Company paid $5.3 million to Silicon Jade, comprised of a cash payment in the amount of $1.4 million and 153,000 shares of the Company’s common stock with a value of approximately $3.8 million. The Company paid $4 million to Kingstone comprised of a promissory note in the amount of $3.7 million (the “Stock Purchase Note”), and a cash payment of $0.3 million already paid by the Company pursuant to a prior agreement in exchange for newly issued Kingstone shares. In exchange for the purchase price of $9.3 million, the Company received fifty-five percent of the outstanding stock of Kingstone. The amount of $3.7 million was deposited into escrow by the Company to be released in accordance with the terms of the Purchase Agreement and applied to the principal balance of the Stock Purchase Note. If certain termination events occur, relating to the achievement of specified milestones in the development of the Solar Tool, the Company will be relieved of its obligation to make further payments on the Stock Purchase Note, but the Company will retain its ownership of fifty-five percent of Kingstone.

In addition to the purchase price described above, the Company has agreed to provide Kingstone with a loan in the amount of $4 million (the “Solar Tool Loan”), to be used for the development and manufacture of two beta versions of the Solar Tool. The Solar Tool Loan will be funded periodically after the Stock Purchase Note has been paid in full. The Company deposited $4 million into escrow for the purpose of funding the Solar Tool Loan in accordance with the terms of the Purchase Agreement. Upon the occurrence of a termination event relating to the achievement of specified milestones in the development of the Solar Tool, the Company will be relieved of its obligation to further fund the Solar Tool Loan.

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

As a result of the acquisition, the Company recorded goodwill of $8.3 million. The Kingstone acquisition was strategic providing access to a highly qualified team for development of a new solar ion implant tool to address higher efficiency solar cell concepts. Synergies will be realized through the combination of Kingstone’s development capabilities with Amtech’s distribution and marketing capabilities. The amount of goodwill deductible for tax purposes is zero.

The Company recorded intangible assets totaling $3.2 million. The intangible assets are comprised of in-process research and development of $1.6 million, non-compete agreements of $0.9 million, and technology of $0.7 million. The in-process research and development will be amortized over its useful life when it has reached technological feasibility. The useful lives of the technology and non-competition agreements are five years and four years, respectively.

As a result of the acquisition, the Company recorded a noncontrolling interest of $6.8 million. The fair value of the noncontrolling interest in Kingstone was determined from our purchase price for a 55% ownership interest discounted 10% due to disadvantages associated with the acquiree’s inability to control various aspects of the enterprise.

The Company incurred acquisition related costs of $0.9 million. These costs are included in the selling, general and administrative expenses for the six months ended March 31, 2011.

The revenues and earnings of Kingstone for the three and six months ended March 31, 2010 and 2011, and since the date of the acquisition are immaterial to the condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of goods sold	60%	71%	61%	70%
Gross margin	40%	29%	39%	30%
Operating expenses:
Selling, general and administrative	18%	26%	19%	25%
Research and Development	2%	1%	1%	3%
Total operating expenses	20%	27%	20%	28%
Income from operations	20%	2%	19%	2%
Interest income (expense), net	0%	0%	0%	0%
Income before income taxes	20%	2%	19%	2%
Income taxes	8%	1%	7%	1%
Net Income	12%	1%	12%	1%

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

Net revenue for the quarters ended March 31, 2011 and 2010 was $61.3 million and $16.1 million, respectively; an increase of $45.2 million or 281%. Revenue increased primarily due to significantly higher shipments of our equipment to the solar industry, partially offset by an increase in the amount of revenue deferred. Net revenue from the solar market was $53.4 million and $10.9 million for the three months ended March 31, 2011 and 2010, respectively; a $42.5 million or 390% increase.

Net revenue for the six months ended March 31, 2011 and 2010 was $115.0 million and $31.5 million, respectively; an increase of $83.4 million or 265%. Revenue increased primarily due to significantly higher shipments of our equipment to the solar industry, partially offset by an increase in the amount of revenue deferred. Net revenue from the solar market was $99.3 million and $22.8 million for the six months ended March 31, 2011 and 2010, respectively; a $76.5 million or 336% increase.

Backlog and Orders

Our order backlog as of March 31, 2011 and 2010 was $195.1 million and $87.2 million, respectively. Our backlog as of March 31, 2011 includes approximately $180.0 million of orders from our solar industry customers, compared to $81.6 million at March 31, 2010. New orders booked in the quarter ended March 31, 2011 increased more than 114% to $72.5 million compared to $34.0 million in the quarter ended March 31, 2010. New orders booked in the six months ended March 31, 2011 increased more than 125% to $209.6 million compared to $93.3 million in the quarter ended March 31, 2010. As the majority of the backlog is denominated in Euros, the weakening of the dollar during the six months of fiscal 2011 resulted in an increase in backlog of approximately $6.1 million. As of March 31, 2011, three customers account for 22%, 18% and 10% of our order backlog, individually. While our order pipeline has slowed recently, the volume of our order pipeline remains healthy.

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

Gross profit for the three months ended March 31, 2011 and 2010 was $24.7 million and $4.7 million, respectively; an increase of $20.0 million or 425%. Gross margins increased to 40% in the quarter ended March 31, 2011 from 29% in the quarter ended March 31, 2010. Increased gross profit and gross margins were driven by higher volumes which resulted in significantly more efficient capacity utilization, partially offset by higher deferred profit. In the quarter ended March 31, 2011, we had a net profit deferral of $3.7 million compared to a net recognition of $0.3 million in the quarter ended March 31, 2010.

Gross profit for the six months ended March 31, 2011 and 2010 was $44.3 million and $9.3 million, respectively; an increase of $35.0 million or 376%. Gross margins increased to 39% in the first half of fiscal 2011 from 30% in the first half of fiscal 2010. Increased gross profit and gross margins were driven by higher volumes which resulted in significantly more efficient capacity utilization, partially offset by higher deferred profit. In the first half of fiscal 2011, we had a net profit deferral of $8.8 million compared to a net recognition of $0.5 million in the first half of fiscal 2010.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2011 were $11.2 million or 19% of revenue. For the three months ended March 31, 2010, SG&A expenses were $4.1 million or 26% of revenue. SG&A expenses include $0.4 million and $0.2 million of stock-based compensation expense in each of the quarters ended March 31, 2011 and 2010, respectively. The increase in SG&A expenses was due primarily to higher commissions and shipping expenses related to higher revenues. SG&A also increased due to higher legal and consulting fees, primarily related to acquisition activities as well as higher compensation expense from increased headcount and higher incentive compensation expense due to improved financial results.

For the six months ended March 31, 2011, SG&A expenses were $21.6 million or 19% of revenue. For the six months ended March 31, 2010, SG&A expenses were $8.0 million or 25% of revenue. SG&A expenses include $0.7 million and $0.6 million of stock-based compensation expense for the six months ended March 31, 2011 and 2010, respectively. The increase in SG&A expenses was due primarily to higher commissions and shipping expenses related to higher revenues. SG&A also increased due to higher legal and consulting fees, primarily related to acquisition activities as well as higher compensation expense from increased headcount and higher incentive compensation expense due to improved financial results.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Incr.		March 31,	March 31,	Incr.
	2011	2010	(Decr.)%		2011	2010	(Decr.)%
	(dollars in thousands)				(dollars in thousands)
Research and development	$1,047	$644	$403	63%	$1,994	$1,205	$789	65%
Grants earned	(113)	(419)	(306)	(73%)	(212)	(483)	(271)	(56%)
Net research and development	$934	$225	$709	315%	$1,782	$722	$1,060	147%

Research and development costs (net of grants earned) for the three and six months periods ending March 31, 2011 increased $0.7 million and $1.1 million, respectively, compared to the same periods in fiscal 2010. Increased research and development spending relates mainly to research in the technology of solar (photovoltaic) cell manufacturing to increase cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses. We expect the development of an ion implanter for the solar market to cause a significant increase in our research and development expenses over the next two years.

Income Taxes

For the three months ended March 31, 2011 and 2010, we recorded income tax expense of $5.1 million and $0.1 million for effective tax rates of 40% and 41%, respectively. During the six months ended March 31, 2011 and 2010, we recorded income tax expense of $8.4 million and $0.2 million, respectively. The effective tax rates used in calculating the income tax provision for the six months ended March 31, 2011 and 2010 were each 40%, based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate.

Liquidity and Capital Resources

At March 31, 2011 and September 30, 2010, cash and cash equivalents were $67.5 million and $56.8 million, respectively. At March 31, 2011 and September 30, 2010, restricted cash was $11.1 million and $6.2 million, respectively. Restricted cash as of March 31, 2011, includes $6.1 million in an escrow account for future funding of research and development expenses for ion implant technology at Kingstone. Our working capital was $80.4 million as of March 31, 2011 and $65.6 million as of September 30, 2010.

The increase in cash was primarily provided by cash from operating activities of $11.2 million, discussed below. This was offset by purchases of property, plant and equipment of $2.9 million and $1.1 million towards the purchase of our ownership interest in Kingstone. Our ratio of current assets to current liabilities decreased to 1.9:1 as of March 31, 2011 from 2.3:1 as of September 30, 2010. The decline in our current ratio was due to the simultaneous increase in our current assets and current liabilities as we ramped up inventory purchases to meet the growing order backlog. Current assets increased $52.4 million while current liabilities increased $37.8 million. The increase in customer orders is expected to result in higher operating levels which may result in certain periods where the net cash used for working capital items and potential capital expenditures will exceed net income. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. Research and development expenses are expected to increase over the next two years as a result of the solar tool development project described in footnote 7, “Acquisition.”

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $11.2 million for the six months ended March 31, 2011, compared to $4.6 million provided by such activities for the six months ended March 31, 2010. During the six months ended March 31, 2011 cash was primarily generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated by increases in current liabilities, such as customer deposits received with sales orders, accounts payable, accrued compensation and deferred profit. These increases were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits and restricted cash related to the Kingstone acquisition, an increase in inventory necessary to fulfill our backlog of orders, an increase in accounts receivable due to the record volumes of shipments during the quarter, as well as an increase in prepayments to vendors to take advantage of available discounts. During the six months ended March 31, 2010 cash was primarily generated by customer deposits received with orders and an increase in accounts payable. These increases were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits, an increase in inventory necessary to fulfill our backlog of orders, an increase in account receivable due to a high concentration of shipments at the end of the quarter, as well as an increase in vendor prepayments to take advantage of available discounts.

Cash Flows from Investing Activities

Our investing activities for the six months ended March 31, 2011 and 2010 used $3.9 million and $3.1 million respectively. In the second quarter of fiscal 2011 we acquired a 55% interest in Kingstone. The cash portion of the Kingstone investment in the second quarter of fiscal 2011 was $1.1 million. We also had capital expenditures in the first six months of fiscal 2011 of $2.9 million. The company purchased the existing corporate office building for $1.0 million in the second quarter. The remainder of the capital expenditures in fiscal 2011 were at our Netherlands operation to support their continued growth and expansion. In the first six months of fiscal 2010 the company invested $2.1 in capital expenditures including land in the Netherlands adjacent to our current manufacturing facilities for $1.0 million in the second quarter of 2010. The remainder of the capital expenditures was for machinery and equipment and infrastructure due to our capacity expansion, primarily at our Netherlands location. In the second quarter of fiscal 2010, we provided a $1.0 million short-term loan to one of our technology partners.

Cash Flows from Financing Activities

For the six months ended March 31, 2011 and 2010, $2.0 million and $0.1 million of cash was provided by financing activities, respectively. The primary source of cash received from financing activities during the six months ended March 31, 2011 and 2010, was proceeds from the issuance of common stock through the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2011, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The only significant changes in contractual obligations since the end of fiscal 2010 have been purchase obligations. See Note 6 of the Condensed Consolidated Financial Statements. Purchase obligations increased $40.2 million from $40.1 million as of September 30, 2010 to $80.3 million as of March 31, 2011. The increase in purchase obligations relates to the continued increase in sales orders and backlog. To meet the increased demand, we accelerated our purchases of inventory. We also have a contractual obligation to fund the development of the solar tool discussed in Note 7 of the Condensed Consolidated Financial Statements. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2010, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2011.

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

As of March 31, 2011, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million and $0.2 million respectively during the six months ended March 31, 2011 and 2010. As of March 31, 2011, our foreign subsidiaries had $6.2 million of assets (cash, receivables and prepaid assets) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.6 million. As of March 31, 2011, we had $2.1 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.2 million. The risk associated with foreign currency translation gains and losses may increase with the recent acquisition in China.

We incurred foreign currency translation gains of $2.5 million and losses of $2.8 million during the six months ended March 31, 2011 and 2010, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $81.7 million as of March 31, 2010. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately an $8.2 million foreign currency translation adjustment, The risk associated with foreign currency translation adjustments is expected to increase with the recent acquisition in China.

During six months ended March 31, 2011 and 2010, our European operations transacted U.S. dollar denominated sales and purchases of $0.9 million and $2.7 million, respectively. As of March 31, 2011, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.1 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be $0.1 million greater or less than expected on the date the order was taken. As of March 31, 2011, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $7.5 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.8 million greater than or less than expected on the date the purchase order was placed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (our “2010 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our 2010 Form 10-K.

Item 6.	Exhibits
2.1	Stock Purchase and Sale Agreement, by and among Amtech Systems, Inc., Silicon Jade Limited, Kingstone Technology Hong Kong Limited and the shareholders of Silicon Jade Limited that are party thereto, dated as of January 27, 2011.	* +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
____________________

*         Filed herewith.

+   Schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	May 10, 2011
Robert T. Hass
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Method of Filing
2.1	Stock Purchase and Sale Agreement, by and among Amtech Systems, Inc., Silicon Jade Limited, Kingstone Technology Hong Kong Limited and the shareholders of Silicon Jade Limited that are party thereto, dated as of January 27, 2011.	* +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
____________________

*     Filed herewith.

+  Schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.