Form 10-Q
period 2011-06-30
AMTECH SYSTEMS INC
filed 2011-08-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2011
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X  ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
Shares of Common Stock outstanding as of August 1, 2011: 9,579,561

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$60,232	$56,764
Restricted cash	13,024	6,192
Accounts receivable
Trade (less allowance for doubtful accounts of $203 and $181 at June 30, 2011 and September 30, 2010, respectively)	21,238	9,252
Unbilled and other	33,223	15,231
Inventories	46,311	24,317
Deferred income taxes	5,700	2,130
Other	5,468	2,568
Total current assets	185,196	116,454
Property, Plant and Equipment - Net	13,442	9,577
Deferred Income Taxes - Long Term	3,044	2,660
Intangible Assets - Net	5,336	2,571
Goodwill	13,431	4,839
Total Assets	$220,449	$136,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$19,601	$12,446
Accrued compensation and related taxes	11,994	8,305
Accrued warranty expense	3,057	1,843
Deferred profit	26,224	11,439
Customer deposits	18,308	8,858
Other accrued liabilities	3,100	1,605
Income taxes payable	14,560	6,320
Total current liabilities	96,844	50,816
Income Taxes Payable Long-term	2,103	1,042
Total liabilities	98,947	51,858

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,579,561 and 9,209,213 at June 30, 2011 and September 30, 2010, respectively	96	92
Additional paid-in capital	79,908	72,919
Accumulated other comprehensive income (loss)	2,923	(982)
Retained Earnings	32,021	12,214
Total Amtech Systems Inc. stockholders' equity	114,948	84,243
Noncontrolling interest	6,554	—
Total Equity	121,502	84,243
Total Liabilities and Stockholders' Equity	$220,449	$136,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues, net of returns and allowances	$71,871	$43,072	$186,836	$74,606
Cost of sales	45,755	27,320	116,421	49,546
Gross profit	26,116	15,752	70,415	25,060

Selling, general and administrative	12,034	8,179	33,680	16,217
Impairment and restructuring charges	—	610	—	610
Research and development	1,935	538	3,717	1,260
Operating income	12,147	6,425	33,018	6,973

Interest and other income (expense), net	73	(219)	118	(293)
Income before income taxes	12,220	6,206	33,136	6,680

Income tax provision	5,160	2,330	13,590	2,520

Net income	7,060	3,876	19,546	4,160

Add: Net Loss Attributable to noncontrolling interest	238	—	261	—
Net income attributable to Amtech Systems, Inc.	$7,298	$3,876	$19,807	$4,160

Earnings Per Share:

Basic income per share attributable to Amtech shareholders	$0.76	$0.43	$2.10	$0.46
Weighted average shares outstanding	9,576	9,021	9,446	9,004
Diluted income per share attributable to Amtech shareholders	$0.74	$0.42	$2.03	$0.45
Weighted average shares outstanding	9,852	9,231	9,754	9,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2011	2010
Operating Activities
Net income	$19,546	$4,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,996	1,283
Write-down of inventory	591	509
Deferred income taxes	(3,798)	(1,242)
Impairment of long-lived assets	—	610
Non-cash stock based compensation expense	1,099	757
Provision for allowance for doubtful accounts	58	450
Changes in operating assets and liabilities:
Restricted cash	(6,458)	(4,108)
Accounts receivable	(27,880)	(14,359)
Inventories	(20,547)	(10,419)
Accrued income taxes	9,461	2,982
Prepaid expenses and other assets	(2,321)	(1,649)
Accounts payable	6,318	8,079
Accrued liabilities and customer deposits	13,592	14,931
Deferred profit	13,704	3,881
Net cash provided by operating activities	5,361	5,865
Investing Activities
Purchases of property, plant and equipment	(4,543)	(3,094)
Investment in note receivable	—	(1,000)
Acquisition of interest in Kingstone, net of cash acquired of $365	(1,055)	—
Net cash used in investing activities	(5,598)	(4,094)
Financing Activities
Proceeds from issuance of common stock	1,330	155
Payments on long-term obligations	(94)	(88)
Excess tax benefit of stock options	728	19
Net cash provided by financing activities	1,964	86
Effect of Exchange Rate Changes on Cash	1,741	(1,491)
Net Increase in Cash and Cash Equivalents	3,468	366
Cash and Cash Equivalents, Beginning of Period	56,764	42,298
Cash and Cash Equivalents, End of Period	$60,232	$42,664
Supplemental Cash Flow Information:
Income tax refunds	$82	$370
Income tax payments	$7,546	$1,074
Supplemental Non-cash Financing Activities:
Issuance of common stock for acquisition of interest in Kingstone	$3,835	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

The consolidated results of operations for the three and nine month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2011		September 30, 2010
	(dollars in thousands)
Deferred revenues	$28,291	12,577	$12,577
Deferred costs	2,067	1,138	1,138
Deferred profit	$26,224		$11,439

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

As of June 30, 2011, three customers accounted for 19%, 15% and 10% of accounts receivable, individually.

Restricted Cash – Restricted cash of $13.0 million and $6.2 million as of June 30, 2011 and September 30, 2010, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of June 30, 2011, also includes $5.9 million in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone). See Note 7, “Acquisition,” for additional information regarding the Kingstone acquisition.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of June 30, 2011, the unbilled and other includes $4.3 million of Value Added Tax (VAT) receivables at our Netherlands operations. These are taxes that we have paid to our vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 90% of inventory are valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2011		September 30, 2010
	(dollars in thousands)
Purchased parts and raw materials	$20,127	12,894	$12,894
Work-in-process	17,356	9,497	9,497
Finished goods	8,828	1,926	1,926
	$46,311		$24,317

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

The following is a summary of property, plant and equipment:

	June 30, 2011	September 30, 2010
	(dollars in thousands)
Land, building and leasehold improvements	$11,091	$8,099
Equipment and machinery	5,788	4,918
Furniture and fixtures	5,673	3,991
	22,552	17,008
Accumulated depreciation and amortization	(9,110)	(7,431)
	$13,442	$9,577

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

Nine Months Ended
June 30, 2011
(dollars in thousands)
Beginning balance	$4,839
Goodwill recognized due to acquisition	8,356
Net exchange differences	236
Ending balance	$13,431

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

The following is a summary of intangibles:

	Useful Life	June 30, 2011	September 30, 2010
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,075	$166
Customer lists	10 years	927	876
Technology	5-10 years	2,537	1,737
Licenses	10 years	500	890
In-process research and development	(1)	1,600	—
Other	2-10 years	102	90
		6,741	3,759
Accumulated amortization		(1,405)	(1,188)
		$5,336	$2,571

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time the system is accepted by the customer.

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2011	2010
	(dollars in thousands)
Beginning balance	$1,843	$1,429
Warranty expenditures	(847)	(386)
Warranty expense	2,061	448
Ending balance	$3,057	$1,491

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

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	1,400,000	671,987	428,509	Apr. 2017
1998 Employee Stock Option Plan	500,000	—	80,272	Jan. 2008
Non-Employee Directors Stock Option Plan	350,000	120,600	92,853	Jul. 2015
		792,587	601,634

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(356)	$(187)	$(1,099)	$(757)
Effect on income taxes	105	44	383	215
Effect on net income	$(251)	$(143)	$(716)	$(542)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2021. Options issued by the Company vest over 2 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	636,283	$7.59	691,403	$7.03
Granted	145,233	17.33	102,000	6.44
Exercised	(178,882)	7.35	(25,608)	6.04
Forfeited	(1,000)	6.93	(6,525)	5.55
Outstanding at end of period	601,634	$10.01	761,270	$6.99

Exercisable at end of period	210,543	$8.07	448,081	$7.23
Weighted average fair value of options granted during the period	$10.85		$3.97

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2011	2010
Risk free interest rate	1.69%	2.57%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	68%
Forfeiture rate	4%	6%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. Forfeitures have been estimated at the time of grant based upon historical experience and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $1.6 million and $0.4 million for the nine months ended June 30, 2011 and 2010, respectively.

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Nine Months Ended June 30,
	2011		2010
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	127,751	$6.36	122,875	$5.85
Awarded	35,517	17.28	24,000	6.15
Released	(37,376)	6.27	(33,625)	6.46
Forfeited	—	—	(1,250)	8.20
Ending Outstanding	125,892	$9.47	112,000	$5.70

The fair value of restricted shares awarded was equal to the closing price of the Company's common stock on the day before the grant date and totaled approximately $0.6 million and $0.1 million for the nine months ended June 30, 2011 and 2010, respectively.

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

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are defined contribution plans, except for the plans of the Company’s operations in the Netherlands and France and the plan for hourly union employees in Pennsylvania. The Company’s employees in the Netherlands, France and hourly union employees in Pennsylvania participate in multi-employer plans. Payments to the plans are recognized as an expense in the Consolidated Statement of Operations as they become due.

Shipping expense – Shipping expenses of $1.8 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, are included in selling, general and administrative expenses. Shipping expenses of $4.5 million and $1.4 million for the nine months ended June 30, 2011 and 2010, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollars in thousands)		(dollars in thousands)
Research and development	$2,187	$814	$4,330	$2,018
Grants earned	(252)	(276)	(613)	(758)
Net research and development	$1,935	$538	$3,717	$1,260

Impact of Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income (June 2011). ”The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company will adopt the two-statement approach.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFSs (May 2011). "The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendment is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of this amendment.

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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. During the quarter ended June 30, 2011, the valuation allowance increased by $0.4 million.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At June 30, 2011, and September 30, 2010, the total amount of unrecognized tax benefits was $2.1 million and $1.0 million, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, and September 20, 2010, the Company accrued $0.1 million for potential interest and penalties. The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France and other foreign jurisdictions, as well as the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year. As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, but generally is from 3 to 5 years. The Company is currently under IRS examination for fiscal year ending September 30, 2009. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

3.	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

For the three and nine months ended June 30, 2011, options for 142,000 and 145,000 shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2010, options for 157,000 and 235,000 shares, respectively, and 14,000 and 4,000 restricted stock award shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income attributable to Amtech Systems, Inc.	$7,298	$3,876	$19,807	$4,160
Weighted Average Shares Outstanding:
Common stock	9,576	9,021	9,446	9,004
Basic earnings per share attributable to Amtech shareholders	$0.76	$0.43	$2.10	$0.46
Diluted Earnings Per Share Computation
Net income attributable to Amtech Systems, Inc.	$7,298	$3,876	$19,807	$4,160
Weighted Average Shares Outstanding:
Common stock	9,576	9,021	9,446	9,004
Common stock equivalents (1)	276	210	308	180
Diluted shares	9,852	9,231	9,754	9,184
Diluted earnings per share attributable to Amtech shareholders	$0.74	$0.42	$2.03	$0.45

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$7,060	$3,876	$19,546	$4,160
Foreign currency translation adjustment	1,446	(3,619)	3,905	(6,440)
Comprehensive income (loss)	8,506	257	23,451	(2,280)

Comprehensive loss attributable to noncontrolling interest	238	—	261	—
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$8,744	$257	$23,712	$(2,280)

5.	Major Customers and Foreign Sales

During the three months ended June 30, 2011, three customers, individually, represented 19%, 18% and 16% of net revenues. During the nine months ended June 30, 2011, two customers, individually, represented 17% and 10% of net revenues. During the three months ended June 30, 2010, two customers, individually, represented 41% and 10% of net revenues. During the nine months ended June 30, 2010, three customers represented 24%, 15% and 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2011	2010
Total North America	5%	8%
China	65%	66%
Taiwan	18%	13%
Other	5%	4%
Total Asia	88%	83%
Total Europe	7%	9%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of June 30, 2011, we had purchase obligations in the amount of $66.4 million compared to $40.1 million as of September 30, 2010. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

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

The Company paid $5.3 million to Silicon Jade, comprised of a cash payment in the amount of $1.4 million and 153,000 shares of the Company’s common stock with a value of approximately $3.9 million. The Company paid $4 million to Kingstone comprised of a promissory note in the amount of $3.7 million (the “Stock Purchase Note”), and a cash payment of $0.3 million already paid by the Company pursuant to a prior agreement in exchange for newly issued Kingstone shares. In exchange for the purchase price of $9.3 million, the Company received fifty-five percent of the outstanding stock of Kingstone. The amount of $3.7 million was deposited into escrow by the Company to be released in accordance with the terms of the Purchase Agreement and applied to the principal balance of the Stock Purchase Note. If certain termination events occur, relating to the achievement of specified milestones in the development of the Solar Tool, the Company will be relieved of its obligation to make further payments on the Stock Purchase Note, but the Company will retain its ownership of fifty-five percent of Kingstone.

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

The valuation of acquired assets is preliminary and dependent upon final valuation of assets acquired, including valuation of intangible assets which will be determined with the assistance of an independent third-party consultant. The preliminary fair value of intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset. This benefit stream was discounted to present value with an appropriate risk-adjusted discount rate.

As a result of the acquisition, the Company recorded goodwill of $8.4 million. The Kingstone acquisition was strategic providing access to a highly qualified team for development of a new solar ion implant tool to address higher efficiency solar cell concepts. Synergies are expected to be realized through the combination of Kingstone’s development capabilities with Amtech’s distribution and marketing capabilities. The amount of goodwill deductible for tax purposes is zero.

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

As a result of the acquisition, the Company recorded a noncontrolling interest of $6.7 million. The fair value of the noncontrolling interest in Kingstone was determined from our purchase price for a 55% ownership interest discounted 10% due to disadvantages associated with the acquiree’s inability to control various aspects of the enterprise.

The Company incurred acquisition related costs of $0.9 million. These costs are included in the selling, general and administrative expenses for the nine months ended June 30, 2011.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of the acquisition. The revenues and earnings of Kingstone prior to the date of the acquisition are immaterial to the condensed consolidated financial statements.

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

Overview

We are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries. We also manufacture and sell polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of LED’s, optics, quartz, ceramics and metal parts, and to manufacturers of medical equipment components.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenue	100%	100%	100%	100%
Cost of goods sold	64%	63%	62%	66%
Gross margin	36%	37%	38%	34%
Operating expenses:
Selling, general and administrative	17%	20%	18%	22%
Restructuring charge	0%	1%	0%	1%
Research and Development	2%	1%	2%	2%
Total operating expenses	19%	22%	20%	25%
Income from operations	17%	15%	18%	9%
Interest income (expense), net	0%	0%	0%	0%
Income before income taxes	17%	15%	18%	9%
Income taxes	7%	6%	7%	3%
Net Income	10%	9%	11%	6%

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

Net revenue for the quarters ended June 30, 2011 and 2010 was $71.9 million and $43.1 million, respectively, an increase of $28.8 million or 67%. Revenue increased primarily due to significantly higher shipments of our equipment to the solar industry, partially offset by an increase in the amount of revenue deferred. Net revenue from the solar market was $60.7 million and $37.6 million for the three months ended June 30, 2011 and 2010, respectively; a $23.1 million or 61% increase.

Net revenue for the nine months ended June 30, 2011 and 2010 was $186.8 million and $74.6 million, respectively; an increase of $112.2 million or 150%. Revenue increased primarily due to significantly higher shipments of our equipment to the solar industry, partially offset by an increase in the amount of revenue deferred. Net revenue from the solar market was $159.7 million and $60.4 million for the nine months ended June 30, 2011 and 2010, respectively; a $99.3 million or 164% increase.

Backlog and Orders

Our order backlog as of June 30, 2011 and 2010 was $140.5 million and $81.1 million, respectively. Our backlog as of June 30, 2011 includes approximately $130.0 million of orders from our solar industry customers, compared to $73.8 million at June 30, 2010. New orders booked in the quarter ended June 30, 2011 decreased to $13.5 million compared to $44.7 million in the quarter ended June 30, 2010. New orders booked in the nine months ended June 30, 2011 increased more than 60% to $223.0 million compared to $138.0 million in the nine months ended June 30, 2010. As the majority of the backlog is denominated in Euros, the weakening of the dollar during the nine months of fiscal 2011 resulted in an increase in backlog of approximately $10.0 million. As of June 30, 2011, three customers account for 22%, 17% and 11% of our order backlog, individually. Our order pipeline has slowed recently, due mainly to a worldwide, overcapacity of solar cell production. The pipeline is also negatively influenced by slower growth in demand for solar modules caused by the frequently-fluctuating government support (subsidies) for solar energy installations.

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

Gross profit for the three months ended June 30, 2011 and 2010 was $26.1 million and $15.8 million, respectively; an increase of $10.3 million or 66%. Gross margins decreased slightly to 36% in the quarter ended June 30, 2011 from 37% in the quarter ended June 30, 2010. Gross margins were negatively impacted primarily by higher field service costs and higher material costs, partially offset by lower profit deferrals as a percent of shipments. In the quarters ended June 30, 2011 and 2010, we had net profit deferrals of $4.9 million and $4.3 million, respectively.

Gross profit for the nine months ended June 30, 2011 and 2010 was $70.4 million and $25.1 million, respectively; an increase of $45.3 million or 181%. Gross margins increased to 38% in the first nine months of fiscal 2011 from 34% in the first nine months of fiscal 2010. Increased gross profit and gross margins were driven primarily by higher volumes which resulted in significantly more efficient capacity utilization, partially offset by higher deferred profit. In the nine months ended June 30, 2011 and 2010, we had a net profit deferral of $13.7 million and $3.8 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2011 were $12.0 million or 17% of revenue. For the three months ended June 30, 2010, SG&A expenses were $8.2 million or 20% of revenue. SG&A expenses include $0.4 million and $0.2 million of stock-based compensation expense, respectively, for the quarters ended June 30, 2011 and 2010. The increase in SG&A expenses was due primarily to higher commissions and shipping expenses related to higher revenues, higher legal and consulting fees, partially offset by lower bad debt expense and lower incentive compensation expense.

For the nine months ended June 30, 2011, SG&A expenses were $33.7 million or 18% of revenue. For the nine months ended June 30, 2010, SG&A expenses were $16.2 million or 22% of revenue. SG&A expenses include $1.1 million and $0.8 million of stock-based compensation expense for the nine months ended June 30, 2011 and 2010, respectively. The increase in SG&A expenses was due primarily to higher commissions and shipping expenses related to higher revenues. SG&A also increased due to higher legal and consulting fees, primarily related to acquisition activities as well as higher compensation expense from increased headcount and higher incentive compensation expense due to improved financial results.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended				Nine Months Ended
	June 30, 2011	June 30, 2010	Incr. (Decr.)%		June 30, 2011	June 30, 2010	Incr. (Decr.)%
	(dollars in thousands)				(dollars in thousands)
Research and development	$2,187	$814	$1,373	169%	$4,330	$2,018	$2,312	115%
Grants earned	(252)	(276)	(24)	(9)%	(613)	(758)	(145)	(19)%
Net research and development	$1,935	$538	$1,397	260%	$3,717	$1,260	$2,457	195%

Research and development costs (net of grants earned) for the three and nine months periods ending June 30, 2011 increased $1.4 million and $2.5 million, respectively, compared to the same periods in fiscal 2010. Increased research and development spending relates mainly to research in the technology of solar (photovoltaic) cell manufacturing to increase cell efficiency. Additionally, in the third fiscal quarter of 2011, investments were made in the development of a solar ion implanter. We receive reimbursements through governmental research and development grants which are netted against these expenses. We expect the development of an ion implanter for the solar market to cause a significant increase in our research and development expenses over the next two years.

Income Taxes

For the three months ended June 30, 2011 and 2010, we recorded income tax expense of $5.2 million and $2.3 million for effective tax rates of 42% and 38%, respectively. During the nine months ended June 30, 2011 and 2010, we recorded income tax expense of $13.6 million and $2.5 million, respectively. The effective tax rates used in calculating the income tax provision for the nine months ended June 30, 2011 and 2010 were 41% and 38%, respectively, based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate. The increase in the effective tax rate between the current and prior year periods is due primarily to increases in uncertain tax positions, the valuation allowance with respect to certain foreign net operating losses and permanent differences which represented a higher percentage of before tax income.

Liquidity and Capital Resources

At June 30, 2011 and September 30, 2010, cash and cash equivalents were $60.2 million and $56.8 million, respectively. At June 30, 2011 and September 30, 2010, restricted cash was $13.0 million and $6.2 million, respectively. Restricted cash as of June 30, 2011, includes $5.9 million in an escrow account for future funding of research and development expenses for ion implant technology at our recent acquisition, Kingstone Semiconductor Company Ltd. Our working capital was $88.4 million as of June 30, 2011 and $65.6 million as of September 30, 2010.

The increase in cash for the first nine months of fiscal 2011 was primarily provided by cash from operating activities of $5.4 million, cash from financing activities of $2.0 million and an increase in cash of $1.7 million due to the effect of exchange rate changes on cash. The Company has cash and cash equivalent in euros at our Netherlands and French operations. The translation of euros to United States Dollars is impacted by changes in the exchange rate. Cash from financing and investing activities is discussed below. This was offset by purchases of property, plant and equipment of $4.5 million and $1.1 million towards the purchase of our ownership interest in Kingstone. Our ratio of current assets to current liabilities decreased to 1.9:1 as of June 30, 2011 from 2.3:1 as of September 30, 2010. The decline in our current ratio was due to the simultaneous increase in our current assets and current liabilities as we ramped up inventory purchases to meet the growing order backlog. Current assets increased $68.7 million while current liabilities increased $46.0 million. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. Research and development expenses are expected to increase over the next two years as a result of the solar tool development project described in footnote 7, “Acquisition.”

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $5.4 million for the nine months ended June 30, 2011, compared to $5.9 million provided by such activities for the nine months ended June 30, 2010. During the nine months ended June 30, 2011 cash was primarily generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated by increases in current liabilities, such as customer deposits received with sales orders, accounts payable, accrued compensation and deferred profit. These increases were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits and restricted cash related to the Kingstone acquisition, an increase in inventory necessary to fulfill our backlog of orders, an increase in accounts receivable due to the record volumes of shipments during the quarter, as well as an increase in prepayments to vendors. During the nine months ended June 30, 2010 cash was primarily generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated by increases in current liabilities, such as customer deposits received with sales orders, accounts payable, accrued compensation and deferred profit. These increases were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits; an increase in inventory necessary to fulfill our backlog of orders; an increase in account receivable due to the record volumes of shipments during the quarter; as well as an increase in prepayments to vendors.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2011 and 2010 used $5.6 million and $4.1 million respectively. In the first nine months of fiscal 2011 investing activities include the cash portion of the acquisition of a 55% interest in Kingstone of $1.1 million. We also had capital expenditures in the first nine months of fiscal 2011 of $4.5 million. The company purchased the existing corporate office building for $1.0 million. The remainder of the capital expenditures in were at our Netherlands and French operations to support their continued growth and expansion. In the first nine months of fiscal 2010, the Company invested $3.1 in capital expenditures including land in the Netherlands adjacent to our current manufacturing facilities for $1.0 million in the second quarter of 2010. The remainder of the capital expenditures was for machinery and equipment and infrastructure due to our capacity expansion, primarily at our Netherlands location.

Cash Flows from Financing Activities

For the nine months ended June 30, 2011 and 2010, $2.0 million and $0.1 million of cash was provided by financing activities, respectively. The primary source of cash received from financing activities during the nine months ended June 30, 2011 and 2010, was proceeds from the issuance of common stock through the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2011, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

The most significant changes in contractual obligations since the end of fiscal 2010 have been purchase obligations. See Note 6 of the Condensed Consolidated Financial Statements. Purchase obligations increased $26.3 million from $40.1 million as of September 30, 2010 to $66.4 million as of June 30, 2011. The increase in purchase obligations relates to the increase in sales orders and backlog. To meet the increased demand, we accelerated our purchases of inventory. We also have a contractual obligation to fund the development of the solar tool discussed in Note 7 of the Condensed Consolidated Financial Statements. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2010, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2011.

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

As of June 30, 2011, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million and $0.4 million respectively during the nine months ended June 30, 2011 and 2010. As of June 30, 2011, our foreign subsidiaries had $5.8 million of assets (cash, receivables and prepaid assets) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.6 million. As of June 30, 2011, we had $3.7 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.4 million. The risk associated with foreign currency translation gains and losses may increase with the recent acquisition in China.

We incurred foreign currency translation gains of $3.9 million and losses of $6.4 million during the nine months ended June 30, 2011 and 2010, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $95.4 million as of June 30, 2011. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately an $9.5 million foreign currency translation adjustment, The risk associated with foreign currency translation adjustments is expected to increase with the recent acquisition in China.

During nine months ended June 30, 2011, our European operations transacted U.S. dollar denominated sales and purchases of $1.7 million and $11.1 million, respectively. As of June 30, 2011, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $2.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be $0.2 million greater or less than expected on the date the order was taken. As of June 30, 2011, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $6.9 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.7 million greater than or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (our “2010 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our 2010 Form 10-K.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*    Filed herewith.

**    Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 9, 2011
Robert T. Hass
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page of Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*    Filed herewith.

**     Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.