Form 10-Q
period 2011-12-31
AMTECH SYSTEMS INC
filed 2012-02-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2011
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
Shares of Common Stock outstanding as of February 3, 2012: 9,478,757

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$54,936	$67,382
Restricted cash	6,854	6,571
Accounts receivable
Trade (less allowance for doubtful accounts of $298 and $246 at December 31, 2011 and September 30, 2011, respectively)	10,560	14,447
Unbilled and other	22,950	30,822
Inventories	37,451	37,162
Deferred income taxes	9,530	9,560
Prepaid income taxes	4,400	4,260
Other	4,729	4,647
Total current assets	151,410	174,851
Property, Plant and Equipment - Net	12,059	12,680
Intangible Assets - Net	4,738	5,021
Goodwill	13,117	13,313
Total Assets	$181,324	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,510	$8,928
Accrued compensation and related taxes	6,600	10,686
Accrued warranty expense	2,313	2,265
Deferred profit	21,633	27,608
Customer deposits	5,646	7,862
Other accrued liabilities	2,357	6,775
Income taxes payable	16,220	16,670
Total current liabilities	61,279	80,794
Income Taxes Payable Long-term	2,360	2,630
Deferred Income Taxes Long-term	60	110
Total liabilities	63,699	83,534

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,478,457 and 9,431,393 at December 31, 2011 and September 30, 2011, respectively	95	94
Additional paid-in capital	83,672	83,207
Accumulated other comprehensive (loss)	(5,809)	(2,078)
Retained Earnings	34,222	35,096
Total Amtech Systems Inc. stockholders' equity	112,180	116,319
Noncontrolling interest	5,445	6,012
Total Equity	117,625	122,331
Total Liabilities and Stockholders' Equity	$181,324	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Revenues, net of returns and allowances	$24,728	$53,712
Cost of sales	17,527	34,115
Gross profit	7,201	19,597

Selling, general and administrative	6,292	10,397
Research and development	2,753	848
Operating income (loss)	(1,844)	8,352

Interest and other income (expense), net	87	(30)
Income (loss) before income taxes	(1,757)	8,322

Income tax provision (benefit)	(320)	3,330

Net income (loss)	(1,437)	4,992

Add: Net Loss Attributable to noncontrolling interest	561	—
Net income (loss) attributable to Amtech Systems, Inc.	$(876)	$4,992

Earnings (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$(0.09)	$0.54
Weighted average shares outstanding	9,446	9,278
Diluted income (loss) per share attributable to Amtech shareholders	$(0.09)	$0.52
Weighted average shares outstanding	9,446	9,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2011	2010
Operating Activities
Net income (loss)	$(1,437)	$4,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	769	647
Write-down of inventory	20	499
Deferred income taxes	—	(2,075)
Non-cash stock based compensation expense	465	374
Provision for allowance for doubtful accounts	78	47
Changes in operating assets and liabilities:
Restricted cash	(420)	3,495
Accounts receivable	10,128	(23,569)
Inventories	(1,886)	(3,476)
Accrued income taxes	(752)	2,469
Prepaid expenses and other assets	(251)	(1,838)
Accounts payable	(2,164)	3,678
Accrued liabilities and customer deposits	(5,757)	5,358
Deferred profit	(4,906)	5,098
Net cash used in operating activities	(6,113)	(4,301)
Investing Activities
Purchases of property, plant and equipment	(465)	(609)
Net cash used in investing activities	(465)	(609)
Financing Activities
Proceeds from issuance of common stock	—	1,223
Repurchase of common stock	(4,080)	—
Payments on long-term obligations	(11)	(31)
Excess tax benefit of stock options	—	727
Net cash provided by (used in) financing activities	(4,091)	1,919
Effect of Exchange Rate Changes on Cash	(1,777)	(566)
Net Increase (Decrease) in Cash and Cash Equivalents	(12,446)	(3,557)
Cash and Cash Equivalents, Beginning of Period	67,382	56,764
Cash and Cash Equivalents, End of Period	$54,936	$53,207
Supplemental Cash Flow Information:
Income tax payments	$422	$2,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

1.	Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of solar cells, semiconductors and wafers of various materials, primarily for the solar and semiconductor industries. We are developing an ion implanter to provide our customers with a more complete solution for their next-generation high-efficiency solar cell production. The Company sells these products worldwide, primarily in Asia, the United States and Europe. The Company serves markets in industries that are experiencing rapid technological advances, and which historically have been cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The consolidated results of operations for the three months ended December 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2011		September 30, 2011
	(dollars in thousands)
Deferred revenues	$23,106	12,577	$29,666
Deferred costs	1,473	1,138	2,058
Deferred profit	$21,633		$27,608

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

As of December 31, 2011, one customer accounted for 19%,of accounts receivable.

Restricted Cash – Restricted cash of $6.9 million and $6.6 million as of December 31, 2011 and September 30, 2011, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of December 31, 2011 and September 30, 2011 also includes $4.0 million and $4.3 million, respectively, in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone).

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of December 31, 2011, the unbilled and other includes $1.0 million of Value Added Tax (VAT) receivables at our Netherlands operations and taxes that the Company has paid to its vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 80% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2011		September 30, 2011
	(dollars in thousands)
Purchased parts and raw materials	$27,434	12,894	$24,925
Work-in-process	5,929	9,497	8,257
Finished goods	4,088	1,926	3,980
	$37,451		$37,162

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

The following is a summary of property, plant and equipment:

	December 31, 2011	September 30, 2011
	(dollars in thousands)
Land, building and leasehold improvements	$10,549	$10,636
Equipment and machinery	5,814	6,003
Furniture and fixtures	5,286	5,434
	21,649	22,073
Accumulated depreciation and amortization	(9,590)	(9,393)
	$12,059	$12,680

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

Three Months Ended
December 31, 2011
(dollars in thousands)
Beginning balance	$13,313
Goodwill recognized due to acquisition	—
Net exchange differences	(196)
Ending balance	$13,117

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following is a summary of intangibles:

	Useful Life	December 31, 2011	September 30, 2011
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,058	$1,066
Customer lists	10 years	834	876
Technology	5-10 years	2,353	2,436
Licenses	10 years	500	500
In-process research and development	(1)	1,600	1,600
Other	2-10 years	92	97
		6,437	6,575
Accumulated amortization		(1,699)	(1,554)
		$4,738	$5,021

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time the system is accepted by the customer.

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
Beginning balance	$2,265	$1,843
Warranty expenditures	(330)	(254)
Warranty expense	378	425
Ending balance	$2,313	$2,014

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

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	1,400,000	342,987	696,859	Apr. 2017
1998 Employee Stock Option Plan	500,000	—	80,022	Jan. 2008
Non-Employee Directors Stock Option Plan	350,000	90,600	122,853	Jul. 2015
		433,587	899,734

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2011	2010
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(465)	$(374)
Effect on income taxes	117	167
Effect on net income	$(348)	$(207)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2021. Options issued by the Company vest over 2 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	611,384	$10.02	636,283	$7.59
Granted	288,400	7.98	139,233	17.12
Exercised	(50)	6.15	(162,226)	7.54
Forfeited	—	—	(1,000)	6.93
Outstanding at end of period	899,734	$9.37	612,290	$9.77

Exercisable at end of period	366,216	$9.18	205,068	$7.91
Weighted average fair value of options granted during the period	$4.95		$10.77

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2011	2010
Risk free interest rate	1.12%	1.67%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	70%
Forfeiture rate	3%	4%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Three Months Ended December 31,
	2011		2010
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	120,970	$9.42	128,751	$6.34
Awarded	60,600	7.98	35,517	17.28
Released	(47,014)	8.53	(37,376)	6.27
Forfeited	—	—	—	—
Ending Outstanding	134,556	$9.09	126,892	$9.43

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

Shipping expense – Shipping expenses of $0.6 million and $1.1 million for the three months ended December 31, 2011 and 2010, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Research and development	$2,838	$946
Grants earned	(85)	(98)
Net research and development	$2,753	$848

Impact of Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans: Disclosures about an Employer's Participation in a Multiemployer Plan." The amendments in this Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Upon adoption, the Company expects to provide the additional disclosures required by this amendment.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt the two-statement approach.

In May 2011, the FASB issued ASU No. 2011-04,"Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFSs." The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendment is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of this amendment.

2.	Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. The only significant change in the valuation allowance during the quarter ended December 31, 2011, was increasing a valuation allowance on the deferred tax assets in China for the current period net operating loss.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. During the quarter ended December 31, 2011 a $0.2 million uncertain tax position was resolved favorably. At December 31, 2011 and September 30, 2011, the total amount of unrecognized tax benefits was approximately $1.9 million and $2.0 million, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, and September 20, 2011, the Company has an accrual for potential interest and penalties of approximately $0.3 million and $0.4 million, respectively.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France, China and Hong Kong, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of the respective taxing jurisdictions, which are generally from 3 to 5 years. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. The IRS examination for fiscal year ending September 30, 2009 was completed in the first quarter of fiscal 2011 without adjustment.

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

For the three months ended December 31, 2011, options for 370,000 shares and135,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2010, options for 139,000 shares and no restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Basic Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(876)	$4,992
Weighted Average Shares Outstanding:
Common stock	9,446	9,278
Basic earnings (loss) per share attributable to Amtech shareholders	$(0.09)	$0.54
Diluted Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(876)	$4,992
Weighted Average Shares Outstanding:
Common stock	9,446	9,278
Common stock equivalents (1)	—	331
Diluted shares	9,446	9,609
Diluted earnings (loss) per share attributable to Amtech shareholders	$(0.09)	$0.52

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Comprehensive Income (Loss)

	Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
Net income (loss), as reported	$(1,437)	$4,992
Foreign currency translation adjustment	(3,737)	(1,454)
Comprehensive income (loss)	(5,174)	3,538

Comprehensive loss attributable to noncontrolling interest	567	—
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(4,607)	$3,538

5.	Major Customers and Foreign Sales

During the three months ended December 31, 2011, one customer represented 10% of net revenues. During the three months ended December 31, 2010, three customers, individually, represented 17%, 12% and 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2011	2010
Total North America	8%	7%

China	47%	58%
Taiwan	2%	19%
Other	19%	4%
Total Asia	68%	81%

Total Europe	24%	12%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of December 31, 2011, we had purchase obligations in the amount of $32.7 million compared to $47.2 million as of September 30, 2011. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, or made by management of Amtech Systems, Inc. and its subsidiaries (“the Company” or “Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include statements regarding Amtech's future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations.
We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K that we filed with the Securities and Exchange Commission for the year-ended September 30, 2011 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K and investors should refer to them. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We design, assemble, sell and install capital equipment and related consumables used in the manufacture of solar cells, semiconductors and wafers of various materials, primarily for the solar and semiconductor industries. We are developing a solar ion implanter to provide our customers with a more complete solution for their next-generation high-efficiency solar cell production. The Company sells these products worldwide, primarily in Asia, the United States and Europe. The Company serves markets in industries that are experiencing rapid technological advances, and which historically have been cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products, and on its ability to adapt to cyclical trends.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2011	December 31, 2010
Net revenue	100%	100%
Cost of goods sold	71%	64%
Gross margin	29%	36%
Operating expenses:
Selling, general and administrative	25%	19%
Research and Development	11%	2%
Total operating expenses	36%	21%
Income (loss) from operations	(7)%	15%
Interest income (expense), net	0%	0%
Income (loss) before income taxes	(7)%	15%
Income taxes	(1)%	6%
Net Income (loss)	(6)%	9%
Add: net loss attributable to noncontrolling interest	2%	0%
Net income (loss) attributable to Amtech Systems, Inc.	(4)%	9%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large furnace system sales, revenue and operating income can be significantly impacted by the timing of system shipments, the impact of revenue deferral on those shipments and recognition of revenue based on customer acceptances.

Net revenue for the quarters ended December 31, 2011 and 2010 was $24.7 million and $53.7 million, respectively, a decrease of $29.0 million or 54%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar industry, partially offset by higher shipments to the semiconductor industry and increased recognition of previously-deferred revenue. Net revenue from the solar market was $15.6 million and $45.9 million for the three months ended December 31, 2011 and 2010, respectively; a $30.3 million or 66% decrease. The current supply / demand imbalance and global economic conditions have negatively impacted the growth of the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. While the duration of this down cycle in the solar industry is difficult to predict, we continue to have a long-term positive outlook.

Backlog and Orders

Our order backlog as of December 31, 2011 and 2010 was $69.2 million and $172.9 million, respectively. Our backlog as of December 31, 2011 includes approximately $55.8 million of orders and deferred revenue from our solar industry customers, compared to $162.0 million at December 31, 2010. New orders booked in the quarter ended December 31, 2011 decreased to $11.1 million compared to $137.0 million in the quarter ended December 31, 2010 and $16.8 million sequentially. As the majority of the backlog is denominated in Euros, the strengthening of the dollar during the first three months of fiscal 2012 resulted in a decrease in backlog of approximately $3.1 million. As of December 31, 2011, one customer accounted for 26% of our order backlog. Our order pipeline has slowed significantly, due mainly to the worldwide, overcapacity of solar cell production. The pipeline is also negatively influenced by slower growth in demand for solar modules caused by the frequently-fluctuating government subsidies for solar energy installations.

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

Gross profit for the three months ended December 31, 2011 and 2010 was $7.2 million and $19.6 million, respectively; a decrease of $12.4 million or 63%. Gross margins decreased to 29% in the quarter ended December 31, 2011 from 36% in the quarter ended December 31, 2010. Gross margins were negatively impacted primarily by lower sales volumes, resulting in less efficient capacity utilization, and lower average selling prices primarily due to product mix that includes research and development systems shipped to leading solar research institutes. The lower margins were significantly offset by increases in recognition of previously-deferred profit. In the quarter ended December 31, 2011, we had net profit recognition of $4.9 million compared to net profit deferral of $5.1 million in the quarter ended December 31, 2010.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2011 were $6.3 million or 25% of revenue. For the three months ended December 31, 2010, SG&A expenses were $10.4 million or 19% of revenue. SG&A expenses include $0.5 million and $0.4 million of stock-based compensation expense, respectively, for the quarters ended December 31, 2011 and 2010. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues. In addition, SG&A decreased due to lower legal and consulting fees associated with our acquisition activities.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended
	December 31, 2011	December 31, 2010	Incr. (Decr.)	% change
	(dollars in thousands)
Research and development	$2,838	$946	$1,892	200%
Grants earned	(85)	(98)	13	13%
Net research and development	$2,753	$848	$1,905	225%
Percent of net revenue	11%	2%

Research and development costs for the three months ending December 31, 2011 increased $1.9 million compared to the three months ending December 31, 2010. Increased research and development spending relates, in part, to investments in the development of a solar ion implanter. Additional investments were made in the development of other technologies and processes for solar (photovoltaic) cell manufacturing to increase throughput and cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses. We expect the continued development of an ion implanter and other technologies for the solar market to result in higher research and development expenses over the next two quarters.

Income Taxes

For the three months ended December 31, 2011 and 2010, we recorded income tax expense (benefit) of $(0.3) million and $3.3 million for effective tax rates of 18% and 40%, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss).  The tax benefit for the first quarter of fiscal 2012 includes the benefit realized from a favorable resolution of an uncertain tax position.  The income tax provision for the three months ended December 31, 2011 and 2010 are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because it does not have a sufficient history of earnings to support a determination that realization of the tax benefit is more likely than not.  Most of the tax benefit from losses in other jurisdictions was offset by taxes related to the restructure of our Netherlands operations.

Our future effective income tax rate depends on various factors, such as the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies. At the end of 2011, we restructured our European operations to lower the tax rate on the Netherlands operations from 35% to a marginal rate of 25%, as we intend to permanently reinvest future Dutch earnings in our foreign operations. The amount of benefit derived from that tax planning will depend on the amount of income earned in the Netherlands and the other factors mentioned above.

However, we expect our overall worldwide average effective tax to be higher in 2012 than in 2011. This is principally due to valuation allowances related to the net operating losses at Kingstone associated with increases in solar ion implanter development costs. Also, those valuation allowances are expected to represent a higher percentage of pre-tax income due to the anticipated decline in revenues. Our effective tax rate is expected to decline when: (1) we enter the next upturn in the solar industry; (2) we realize expected earnings from our investments in the ion implant technology; and (3) we resolve our uncertain tax positions.

Liquidity and Capital Resources

At December 31, 2011 and September 30, 2011, cash and cash equivalents were $54.9 million and $67.4 million, respectively. At December 31, 2011 and September 30, 2011, restricted cash was $6.9 million and $6.6 million, respectively. Restricted cash as of December 31, 2011, includes $4.0 million in an escrow account for future funding of research and development expenses for ion implant technology at Kingstone Semiconductor Company Ltd. Our working capital was $90.1 million as of December 31, 2011 and $94.1 million as of September 30, 2011.

The decrease in cash for the first three months of fiscal 2012 was primarily due to cash used in operating activities of $6.1 million, cash used in financing activities of $4.1 million and a decrease in cash of $1.8 million due to the effect of exchange rate changes on cash. The Company maintains a portion of our cash and cash equivalents in euros at our Netherlands and French operations, therefore, changes in the exchange rate have an impact on our cash balances. Cash used in operating, investing and financing activities is discussed below. Our ratio of current assets to current liabilities was 2.5:1 as of December 31, 2011 compared to 2.2:1 as of September 30, 2011.

During the remainder of fiscal 2012, we expect to make approximately $17 million of income tax payments. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We believe that our principal sources of liquidity discussed above are adequate to support operations for at least the next 12 months.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $6.1 million for the three months ended December 31, 2011, compared to $4.3 million used in such activities for the three months ended December 31, 2010. During the three months ended December 31, 2011, $0.3 million of cash was used as a result of the net loss from operations, adjusted for non-cash charges. Additional cash was used reduce current liabilities, such as customer deposits, accounts payable, accrued compensation and deferred profit. These decreases in cash were partially offset by collections of accounts receivable.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2011 and 2010 used $0.5 million and $0.6 million, respectively,

for purchases of property plant and equipment.

Cash Flows from Financing Activities

For the three months ended December 31, 2011 $4.1 million was used to reacquire shares issued in connection with the Kingstone acquisition. For the three months ended December 31, 2010, the primary source of $1.9 million of cash provided by financing activities was proceeds from the issuance of common stock through the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2011, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations decreased $14.5 million from $47.2 million as of September 30, 2011 to $32.7 million as of December 31, 2011. We also have a contractual obligation to fund the development of the solar tool at Kingstone. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2011, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2011.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are conducted in their functional currency, the U.S. dollar. Our operations in Europe and China conduct business primarily in their functional currencies, the Euro and renminbi, but occasionally enter into transactions in the U.S. dollar. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2011 and in the first quarter of fiscal 2012, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2011 and 2010. As of December 31, 2011, our foreign subsidiaries had $1.7 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million. As of December 31, 2011, we had $0.4 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of less than $0.1 million. The risk associated with foreign currency translation gains and losses has increased with our recent acquisition in China.

We incurred foreign currency translation losses of $3.9 million and $3.6 million during the three months ended December 31, 2011 and 2010, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $84.2 million as of December 31, 2011. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $8.4 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our recent acquisition in China.

During three months ended December 31, 2011, our European operations transacted U.S. dollar denominated sales and purchases of $1.4 million and $11.1 million, respectively. As of December 31, 2011, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of December 31, 2011, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $3.8 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.4 million greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (our “2011 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2011 Form 10-K.

Item 5. Other Information

(a)

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 9, 2012, the Company entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) with Jong S. Whang, the Company's Executive Chairman, amending the Amended and Restated Employment Agreement with Mr. Whang dated March 11, 2010 to reflect Mr. Whang's position with the Company as Executive Chairman, to increase his base salary to $400,000 and to make various other revisions to be compliant with 409A of the Internal Revenue Code.

The foregoing description is qualified in its entirety by the text of the Employment Agreement, which is filed as Exhibit 10.1 hereto.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change of Fiscal Year.

On February 6, 2012, the Company filed with the Arizona Corporation Commission, or the AZCC, its Amended and Restated Articles of Incorporation which were fully restated to include all amendments to the Articles of Incorporation through the date of filing in addition to certain other administrative and conforming amendments therein. The Amended and Restated Articles became effective upon filing with the AZCC.

The Amended and Restated Articles are attached hereto as Exhibit 3.1. No shareholder approval was required in connection with these Amended and Restated Articles.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation	*

10.1	Second Amended and Restated Employment Agreement by and between Amtech Systems, Inc. and Jong S. Whang dated February 9, 2012.	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	February 9, 2012
Robert T. Hass
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page of Method of Filing
3.1	Amended and Restated Articles of Incorporation	*

10.1	Second Amended and Restated Employment Agreement by and between Amtech Systems, Inc. and Jong S. Whang dated February 9, 2012.	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.

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