Form 10-Q
period 2012-03-31
AMTECH SYSTEMS INC
filed 2012-05-10
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2012
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
Shares of Common Stock outstanding as of May 2, 2012: 9,479,007

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2012	September 30, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$48,769	$67,382
Restricted cash	3,647	6,571
Accounts receivable
Trade (less allowance for doubtful accounts of $372 and $246 at March 31, 2012 and September 30, 2011, respectively)	11,290	14,447
Unbilled and other	20,958	30,822
Inventories	36,866	37,162
Deferred income taxes	9,550	9,560
Prepaid income taxes	3,580	4,260
Other	4,383	4,647
Total current assets	139,043	174,851
Property, Plant and Equipment - Net	12,998	12,680
Intangible Assets - Net	4,316	5,021
Goodwill	13,236	13,313
Total Assets	$169,593	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2012	September 30, 2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,733	$8,928
Accrued compensation and related taxes	6,505	10,686
Accrued warranty expense	2,686	2,265
Deferred profit	19,013	27,608
Customer deposits	3,412	7,862
Other accrued liabilities	2,136	6,775
Income taxes payable	12,090	16,670
Total current liabilities	52,575	80,794
Income Taxes Payable Long-term	2,390	2,630
Deferred Income Taxes Long-term	90	110
Total liabilities	55,055	83,534

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,479,007 and 9,431,393 at March 31, 2012 and September 30, 2011, respectively	95	94
Additional paid-in capital	84,112	83,207
Accumulated other comprehensive (loss)	(3,607)	(2,078)
Retained Earnings	29,143	35,096
Total Amtech Systems Inc. stockholders' equity	109,743	116,319
Noncontrolling interest	4,795	6,012
Total Equity	114,538	122,331
Total Liabilities and Stockholders' Equity	$169,593	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues, net of returns and allowances	$21,566	$61,253	$46,294	$114,965
Cost of sales	17,518	36,550	35,045	70,666
Gross profit	4,048	24,703	11,249	44,299

Selling, general and administrative	6,046	11,249	12,338	21,646
Impairment charges	688	—	688	—
Research and development	3,299	934	6,052	1,782
Operating income (loss)	(5,985)	12,520	(7,829)	20,871

Interest and other income (expense), net	39	75	126	46
Income (loss) before income taxes	(5,946)	12,595	(7,703)	20,917

Income tax provision (benefit)	(220)	5,100	(540)	8,430

Net income (loss)	(5,726)	7,495	(7,163)	12,487

Add: Net Loss Attributable to noncontrolling interest	647	22	1,208	22
Net income (loss) attributable to Amtech Systems, Inc.	$(5,079)	$7,517	$(5,955)	$12,509

Earnings (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$(0.54)	$0.79	$(0.63)	$1.33
Weighted average shares outstanding	9,479	9,487	9,462	9,381
Diluted income (loss) per share attributable to Amtech shareholders	$(0.54)	$0.77	$(0.63)	$1.29
Weighted average shares outstanding	9,479	9,781	9,462	9,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss)	$(7,163)	$12,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,528	1,222
Write-down of inventory	1,330	564
Impairment of long-lived assets	688	—
Deferred income taxes	—	(2,010)
Non-cash stock based compensation expense	903	743
Provision for allowance for doubtful accounts	133	47
Changes in operating assets and liabilities:
Restricted cash	2,878	(4,702)
Accounts receivable	12,009	(20,263)
Inventories	(2,487)	(9,882)
Accrued income taxes	(4,105)	3,725
Prepaid expenses and other assets	198	(2,140)
Accounts payable	(2,073)	6,479
Accrued liabilities and customer deposits	(8,379)	16,149
Deferred profit	(8,115)	8,814
Net cash provided by (used in) operating activities	(12,655)	11,233
Investing Activities
Purchases of property, plant and equipment	(1,062)	(2,866)
Investments in acquisitions, net of cash	—	(1,055)
Net cash used in investing activities	(1,062)	(3,921)
Financing Activities
Proceeds from issuance of common stock	—	1,316
Repurchase of common stock	(4,080)	—
Payments on long-term obligations	(22)	(62)
Payment for license fee	(44)	—
Excess tax benefit of stock options	—	728
Net cash provided by (used in) financing activities	(4,146)	1,982
Effect of Exchange Rate Changes on Cash	(750)	1,470
Net Increase (Decrease) in Cash and Cash Equivalents	(18,613)	10,764
Cash and Cash Equivalents, Beginning of Period	67,382	56,764
Cash and Cash Equivalents, End of Period	$48,769	$67,528
Supplemental Cash Flow Information:
Income tax payments	$3,596	$6,265
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$838	$—
Issuance of common stock for acquisition of interest in Kingstone	$—	$3,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
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

The consolidated results of operations for the three and six months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	March 31, 2012	September 30, 2011
	(dollars in thousands)
Deferred revenues	$20,223	$29,666
Deferred costs	1,210	2,058
Deferred profit	$19,013	$27,608

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 40% of total cash balances) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained in banks in The Netherlands, France and China that are uninsured.

As of March 31, 2012, four customers accounted for 17%, 15%, 11% and 11% of accounts receivable.

Restricted Cash – Restricted cash of $3.6 million and $6.6 million as of March 31, 2012 and September 30, 2011, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of March 31, 2012 and September 30, 2011 also includes $1.0 million and $4.3 million, respectively, in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone).

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of March 31, 2012, the unbilled and other includes$1.3 million of Value Added Tax (VAT) receivables at our Netherlands operations and taxes that the Company has paid to its vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 85% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	March 31, 2012	September 30, 2011
	(dollars in thousands)
Purchased parts and raw materials	$28,039	$24,925
Work-in-process	4,620	8,257
Finished goods	4,207	3,980
	$36,866	$37,162

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

The following is a summary of property, plant and equipment:

	March 31, 2012	September 30, 2011
	(dollars in thousands)
Land, building and leasehold improvements	$11,034	$10,636
Equipment and machinery	6,603	6,003
Furniture and fixtures	5,485	5,434
	23,122	22,073
Accumulated depreciation and amortization	(10,124)	(9,393)
	$12,998	$12,680

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

Six Months Ended
March 31, 2012
(dollars in thousands)
Beginning balance	$13,313
Goodwill recognized due to acquisition	—
Net exchange differences	(77)
Ending balance	$13,236

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	March 31, 2012	September 30, 2011
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,063	$1,066
Customer lists	10 years	859	876
Technology	5-10 years	2,403	2,436
Licenses	5-10 years	43	500
In-process research and development	(1)	1,600	1,600
Other	2-10 years	94	97
		6,062	6,575
Accumulated amortization		(1,746)	(1,554)
		$4,316	$5,021

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

Long-lived assets - Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012, management determined our license agreement with one of our technology partners and the related assets were impaired. See Note 7, "Impairment Charge" for a description of the impairment charges recorded in fiscal 2012.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time the system is accepted by the customer.

The following is a summary of activity in accrued warranty expense:

	Six Months Ended March 31,
	2012	2011
	(dollars in thousands)
Beginning balance	$2,265	$1,843
Warranty expenditures	(658)	(496)
Warranty expense	1,079	1,048
Ending balance	$2,686	$2,395

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(437)	$(369)	$(903)	$(743)
Effect on income taxes	63	108	138	278
Effect on net income	$(374)	$(261)	$(765)	$(465)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2022. Options issued by the Company vest over 2 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	611,384	$10.02	636,283	$7.59
Granted	285,400	7.98	139,233	17.12
Exercised	(600)	5.33	(175,220)	7.42
Forfeited	—	—	(1,000)	6.93
Outstanding at end of period	896,184	$9.38	599,296	$9.85

Exercisable at end of period	370,664	$9.10	207,703	$7.98
Weighted average fair value of options granted during the period	$4.95		$10.77

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2012	2011
Risk free interest rate	1.12%	1.67%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	70%
Forfeiture rate	3%	4%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Six Months Ended March 31,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	120,970	$9.42	128,751	$6.34
Awarded	60,600	7.98	35,517	17.28
Released	(47,014)	8.53	(37,376)	6.27
Forfeited	—	—	—	—
Ending Outstanding	134,556	$9.09	126,892	$9.43

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

Shipping expense – Shipping expenses of $0.4 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.0 million and $2.7 million for the six months ended March 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(dollars in thousands)		(dollars in thousands)
Research and development	$3,408	$1,047	$6,246	$1,994
Grants earned	(109)	(113)	(194)	(212)
Net research and development	$3,299	$934	$6,052	$1,782

Impact of Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans: Disclosures about an Employer's Participation in a Multiemployer Plan." The amendments in this Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amendment is effective for annual periods for fiscal years ending after December 15, 2011. Upon adoption, the Company expects to provide the additional disclosures required by this amendment.

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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. The only significant change in the valuation allowance during the six months ended March 31, 2012, was increasing a valuation allowance on the deferred tax assets in China for the current period net operating loss.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. During the quarter ended December 31, 2011 a $0.2 million uncertain tax position was resolved favorably. At March 31, 2012 and September 30, 2011, the total amount of unrecognized tax benefits was approximately $1.8 million and $2.0 million, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012, and September 20, 2011, the Company has an accrual for potential interest and penalties of approximately $0.5 million and $0.4 million, respectively.

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

For the three months ended March 31, 2012, options for 896,000 shares and 135,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended March 31, 2011, options for 136,000 shares and no restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive. For the six months ended March 31, 2012, options for 896,000 shares and 135,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the six months ended March 31, 2011, options for 139,000 shares and no restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(5,079)	$7,517	$(5,955)	$12,509
Weighted Average Shares Outstanding:
Common stock	9,479	9,487	9,462	9,381
Basic earnings (loss) per share attributable to Amtech shareholders	$(0.54)	$0.79	$(0.63)	$1.33
Diluted Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(5,079)	$7,517	$(5,955)	$12,509
Weighted Average Shares Outstanding:
Common stock	9,479	9,487	9,462	9,381
Common stock equivalents (1)	—	294	—	321
Diluted shares	9,479	9,781	9,462	9,702
Diluted earnings (loss) per share attributable to Amtech shareholders	$(0.54)	$0.77	$(0.63)	$1.29

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Comprehensive Income (Loss)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Net income (loss), as reported	$(5,726)	$7,495	$(7,163)	$12,487
Foreign currency translation adjustment	2,202	3,913	(1,529)	2,460
Comprehensive income (loss)	(3,524)	11,408	(8,692)	14,947

Comprehensive loss attributable to noncontrolling interest	647	22	1,208	22
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(2,877)	$11,430	$(7,484)	$14,969

5.	Major Customers and Foreign Sales

During the three months ended March 31, 2012, two customers represented 17% and 11% of net revenues. During the three months ended March 31, 2011, four customers, individually, represented 20%, 17%, 15% and 13% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Six Months Ended March 31,
	2012	2011
Total North America	7%	6%

China	44%	61%
Taiwan	7%	21%
Other	19%	4%
Total Asia	70%	86%

Total Europe	23%	8%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of March 31, 2012 we had purchase obligations in the amount of $22.9 million compared to $47.2 million as of September 30, 2011. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

7. Impairment Charges

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2009, the Company entered into a license agreement with one of our technology partners to market existing and future proprietary PSG dry etch systems for the manufacture of photovoltaic cells. Under the terms of this agreement the Company paid $0.5 million to the technology partner. The license agreement expires in July of 2019. The payment was being amortized over the life of the agreement. As a result of our technology partner's financial difficulties, their possible inability to service the product and insufficient sales, management determined it was necessary to assess the recoverability of the related assets. Management used estimates of the present value of future cash flows (Level 3) based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable.The Company recorded an impairment charge of $0.4 million in the second quarter of fiscal 2012, reducing the book value of the intangible asset to zero. Other related assets were determined to be impaired as well. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2012, reducing the book value of the assets to zero.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net revenue	100%	100%	100%	100%
Cost of goods sold	81%	60%	76%	61%
Gross margin	19%	40%	24%	39%
Operating expenses:
Selling, general and administrative	28%	18%	27%	19%
Impairment charges	3%	0%	1%	0%
Research and Development	16%	2%	13%	1%
Total operating expenses	47%	20%	41%	20%
Income (loss) from operations	(28)%	20%	(17)%	19%
Interest income (expense), net	0%	0%	0%	0%
Income (loss) before income taxes	(28)%	20%	(17)%	19%
Income taxes provision (benefit)	(1)%	8%	(1)%	7%
Net Income (loss)	(27)%	12%	(16)%	12%
Add: net loss attributable to noncontrolling interest	3%	0%	3%	0%
Net income (loss) attributable to Amtech Systems, Inc.	(24)%	12%	(13)%	12%

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

Net revenue for the quarters ended March 31, 2012 and 2011 was $21.6 million and $61.3 million, respectively, a decrease of $39.7 million or 65%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar industry, partially offset by higher shipments to the semiconductor industry and increased recognition of previously-deferred revenue. Net revenue from the solar market was $10.6 million and $53.4 million for the three months ended March 31, 2012 and 2011, respectively; a $42.8 million or 80% decrease. The current supply / demand imbalance and global economic conditions have negatively impacted the growth of the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. While the duration of this down cycle in the solar industry is difficult to predict, we continue to have a long-term positive outlook.

Net revenue for the six months ended March 31, 2012 and 2011 was $46.3 million and $115.0 million, respectively, a decrease of $68.7 million or 60%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar industry, partially offset by higher shipments to the semiconductor industry and increased recognition of previously-deferred revenue. Net revenue from the solar market was $26.2 million and $99.3 million for the six months ended March 31, 2012 and 2011, respectively; a $73.1 million or 74% decrease. The year-to-date results were negatively impacted by the supply / demand imbalance and global economic conditions discussed above.

Backlog and Orders

Our order backlog as of March 31, 2012 and 2011 was $67.4 million and $195.1 million, respectively. Our backlog as of March 31, 2012 includes approximately $54.1 million of orders and deferred revenue from our solar industry customers, compared to $180.0 million at March 31, 2011. New orders booked in the quarter ended March 31, 2012 increased to $18.0 million sequentially from $11.1 million in the quarter ended December 31, 2011 and decreased compared to $72.5 million in the quarter ended March 31, 2011. New orders booked in the six months ended March 31, 2012 decreased to $29.1 million compared to $209.6 million in the six months ended March 31, 2011. As the majority of the backlog is denominated in Euros, the strengthening of the dollar during the first six months of fiscal 2012 resulted in a decrease in backlog of approximately $1.3 million. As of March 31, 2012, one customer accounted for 26% of our order backlog. Our order pipeline has slowed significantly, due mainly to the worldwide, overcapacity of solar cell production. The pipeline is also negatively influenced by slower growth in demand for solar modules caused by the frequently-fluctuating government subsidies for solar energy installations.

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

Gross profit for the three months ended March 31, 2012 and 2011 was $4.0 million and $24.7 million, respectively; a decrease of $20.7 million or 84%. Gross margins decreased to 19% in the quarter ended March 31, 2012 from 40% in the quarter ended March 31, 2011. Lower gross margins were caused primarily by lower sales volumes, resulting in less efficient capacity utilization, partially offset by increases in recognition of previously-deferred profit. Margins were negatively impacted in the second quarter of fiscal 2012 by a $1.3 million charge for excess and obsolete inventory. In the quarter ended March 31, 2012, we had net profit recognition of $3.1 million compared to net profit deferral of $3.7 million in the quarter ended March 31, 2011.

Gross profit for the six months ended March 31, 2012 and 2011 was $11.2 million and $44.3 million, respectively; a decrease of $33.1 million or 75%. Gross margins decreased to 24% in the six months ended March 31, 2012 from 39% in the six months ended March 31, 2011. Gross margins were negatively impacted primarily by lower sales volumes, resulting in less efficient capacity utilization, partially offset by increases in recognition of previously-deferred profit. In the six months ended March 31, 2012, we had net profit recognition of $8.0 million compared to net profit deferral of $8.8 million in the six months ended March 31, 2011. Margins were negatively impacted by charges for excess and obsolete inventory of $1.3 million and $0.6 million in the first half of fiscal 2012 and 2011, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2012 were $6.0 million or 28% of revenue. For the three months ended March 31, 2011, SG&A expenses were $11.2 million or 18% of revenue. SG&A expenses include $0.4 million of stock-based compensation expense for each of the quarters ended March 31, 2012 and 2011. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues.

Selling, general and administrative (SG&A) expenses for the six months ended March 31, 2012 were $12.3 million or 27% of revenue. For the six months ended March 31, 2011, SG&A expenses were $21.6 million or 19% of revenue. SG&A expenses include $0.9 million and $0.7 million of stock-based compensation expense, respectively, for the six months ended March 31, 2012 and 2011. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues.

Impairment charges

Impairment charges for the three and six months ended March 31, 2012 were $0.7 million. In fiscal 2009, we entered into a license agreement with one of our technology partners to market existing and future proprietary PSG dry etch systems for the manufacture of photovoltaic cells. In fiscal 2012, due to our technology partner's financial difficulties and insufficient sales, we determined that the carrying value of the license is not fully recoverable. Therefore an impairment charge of $0.4 million was recorded in the second quarter of fiscal 2012. Other related assets were determined to be impaired as well; therefore an additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2012, reducing the book value of the assets to zero.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended				Six Months Ended
	March 31, 2012	March 31, 2011	Incr. (Decr.)	% change	March 31, 2012	March 31, 2011	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,408	$1,047	$2,361	226%	$6,246	$1,994	$4,252	213%
Grants earned	(109)	(113)	(4)	(4)%	(194)	(212)	(18)	(8)%
Net research and development	$3,299	$934	$2,365	253%	$6,052	$1,782	$4,270	240%

Research and development costs for the three and six months ending March 31, 2012 increased $2.4 million and $4.3 million, respectively, compared to the same periods in 2011. Increased research and development spending relates, in part, to investments in the development of a solar ion implanter. Additional investments were made in the development of other technologies and processes for solar (photovoltaic) cell manufacturing to increase throughput and cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses. We expect the continued development of an ion implanter and other technologies for the solar market to result in higher research and development expenses over the next several quarters.

Income Taxes

For the three months ended March 31, 2012 and 2011, we recorded income tax expense (benefit) of $(0.2) million and $5.1 million for effective tax rates of 4% and 40%, respectively. For the six months ended March 31, 2012 and 2011, we recorded income tax expense (benefit) of $(0.5) million and $8.4 million for effective tax rates of 7% and 40%, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss).  The tax benefit for the first quarter of fiscal 2012 includes the benefit realized from a favorable resolution of an uncertain tax position.  The income tax provision for the three and six months ended March 31, 2012 and 2011 are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because it does not have a sufficient history of earnings to support a determination that realization of the tax benefit is more likely than not.  Most of the tax benefit from losses in other jurisdictions was offset by taxes related to the restructure of our Netherlands operations.

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

However, we expect our overall worldwide average effective tax to be adversely affected in 2012 as compared to 2011. This is principally due to valuation allowances related to the net operating losses at Kingstone associated with increases in solar ion implanter development costs. Our effective tax rate is expected to decline when: (1) we enter the next upturn in the solar industry; (2) we realize expected earnings from our investments in the ion implant technology; and (3) we resolve our uncertain tax positions.

Liquidity and Capital Resources

At March 31, 2012 and September 30, 2011, cash and cash equivalents were $48.8 million and $67.4 million, respectively. At March 31, 2012 and September 30, 2011, restricted cash was $3.6 million and $6.6 million, respectively. Restricted cash as of March 31, 2012, includes $1.0 million in an escrow account for future funding of research and development expenses for ion implant technology at Kingstone Semiconductor Company Ltd. Our working capital was $86.5 million as of March 31, 2012 and $94.1 million as of September 30, 2011.

The decrease in cash for the first six months of fiscal 2012 was primarily due to cash used in operating activities of $12.7 million, cash used in financing activities of $4.1 million and a decrease in cash of $0.8 million due to the effect of exchange rate changes on cash. The Company maintains a portion of our cash and cash equivalents in euros at our Netherlands and French operations, therefore, changes in the exchange rate have an impact on our cash balances. Cash used in operating, investing and financing activities is discussed below. Our ratio of current assets to current liabilities was 2.6:1 as of March 31, 2012 compared to 2.2:1 as of September 30, 2011.

During calendar 2012, we expect to make approximately $13 million of income tax payments. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We believe that our principal sources of liquidity discussed above are adequate to support operations for at least the next 12 months.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $12.7 million for the six months ended March 31, 2012, compared to $11.2 million provided by such activities for the six months ended March 31, 2011. During the six months ended March 31, 2012, $2.6 million of cash was used as a result of the net loss from operations, adjusted for non-cash charges. Additional cash was used reduce current liabilities, such as customer deposits, accounts payable, accrued compensation and deferred profit. These decreases in cash were partially offset by collections of accounts receivable.

Cash Flows from Investing Activities

Our investing activities for the six months ended March 31, 2012 and 2011 used $1.1 million and $3.9 million, respectively. Purchases of property, plant and equipment for the six months ended March 31, 2012 and 2011 was $1.1 million and $2.9 million, respectively. In the second quarter of fiscal 2011, $1.1 million was used to purchase a 55% interest in Kingstone.

Cash Flows from Financing Activities

For the three months ended March 31, 2012 $4.1 million was used to reacquire shares issued in connection with the Kingstone acquisition. For the three months ended March 31, 2011, the primary source of $2.0 million of cash provided by financing activities was proceeds from the issuance of common stock through the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2012, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations decreased $24.3 million from $47.2 million as of September 30, 2011 to $22.9 million as of March 31, 2012. We also have a contractual obligation to fund the development of the solar tool at Kingstone. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2011, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2012.

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

During fiscal 2011 and in the first half of fiscal 2012, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the six months ended March 31, 2012 and 2011. As of March 31, 2012, our foreign subsidiaries had $3.7 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.4 million. As of March 31, 2012, we had $1.6 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.2 million. The risk associated with foreign currency translation gains and losses has increased with our recent acquisition in China.

We incurred foreign currency translation losses of $1.5 million and gains of $15.0 million during the six months ended March 31, 2012 and 2011, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $81.0 million as of March 31, 2012. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $8.1 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our recent acquisition in China.

During six months ended March 31, 2012, our European operations transacted U.S. dollar denominated sales and purchases of less than $0.1 million and $0.6 million, respectively. As of March 31, 2012, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of March 31, 2012, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.4 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.1 million greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	May 10, 2012
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