Form 10-Q
period 2012-06-30
AMTECH SYSTEMS INC
filed 2012-08-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2012
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
Shares of Common Stock outstanding as of August 3, 2012: 9,479,007

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,326	$67,382
Restricted cash	3,330	6,571
Accounts receivable
Trade (less allowance for doubtful accounts of $455 and $246 at June 30, 2012 and September 30, 2011, respectively)	16,608	14,447
Unbilled and other	13,331	30,822
Inventories	33,075	37,162
Deferred income taxes	9,520	9,560
Prepaid income taxes	970	4,260
Other	2,969	4,647
Total current assets	122,129	174,851
Property, Plant and Equipment - Net	11,980	12,680
Intangible Assets - Net	4,221	5,021
Goodwill	13,006	13,313
Total Assets	$151,336	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,024	$8,928
Accrued compensation and related taxes	5,680	10,686
Accrued warranty expense	3,271	2,265
Deferred profit	11,396	27,608
Customer deposits	3,447	7,862
Other accrued liabilities	4,354	6,775
Income taxes payable	7,680	16,670
Total current liabilities	41,852	80,794
Income Taxes Payable Long-term	2,390	2,630
Deferred Income Taxes Long-term	40	110
Total liabilities	44,282	83,534

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,479,007 and 9,431,393 at June 30, 2012 and September 30, 2011, respectively	95	94
Additional paid-in capital	84,550	83,207
Accumulated other comprehensive loss	(7,458)	(2,078)
Retained Earnings	26,176	35,096
Total stockholders' equity	103,363	116,319
Noncontrolling interest	3,691	6,012
Total Equity	107,054	122,331
Total Liabilities and Stockholders' Equity	$151,336	$205,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues, net of returns and allowances	$24,300	$71,871	$70,594	$186,836
Cost of sales	19,496	45,755	54,541	116,421
Gross profit	4,804	26,116	16,053	70,415

Selling, general and administrative	6,360	12,034	18,698	33,680
Impairment charges	—	—	688	—
Research and development	3,694	1,935	9,746	3,717
Operating income (loss)	(5,250)	12,147	(13,079)	33,018

Interest and other income (expense), net	69	73	195	118
Income (loss) before income taxes	(5,181)	12,220	(12,884)	33,136

Income tax provision (benefit)	(1,110)	5,160	(1,650)	13,590

Net income (loss)	(4,071)	7,060	(11,234)	19,546

Add: Net Loss Attributable to noncontrolling interest	1,106	238	2,314	261
Net income (loss) attributable to Amtech Systems, Inc.	$(2,965)	$7,298	$(8,920)	$19,807

Earnings (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$(0.31)	$0.76	$(0.94)	$2.10
Weighted average shares outstanding	9,479	9,576	9,468	9,446
Diluted income (loss) per share attributable to Amtech shareholders	$(0.31)	$0.74	$(0.94)	$2.03
Weighted average shares outstanding	9,479	9,852	9,468	9,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

(in thousands)	Nine Months Ended June 30,
	2012	2011
Operating Activities
Net income (loss)	$(11,234)	$19,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,255	1,996
Write-down of inventory	3,680	591
Impairment of long-lived assets	688	—
Deferred income taxes	(4)	(3,798)
Non-cash stock based compensation expense	1,341	1,099
Provision for allowance for doubtful accounts	194	58
Changes in operating assets and liabilities:
Restricted cash	3,025	(6,458)
Accounts receivable	12,504	(27,880)
Inventories	(2,751)	(20,547)
Accrued income taxes	(5,931)	9,461
Prepaid expenses and other assets	1,485	(2,321)
Accounts payable	(2,518)	6,318
Accrued liabilities and customer deposits	(5,401)	13,592
Deferred profit	(14,847)	13,704
Net cash provided by (used in) operating activities	(17,514)	5,361
Investing Activities
Purchases of property, plant and equipment	(1,229)	(4,543)
Other	(239)	—
Investments in acquisitions, net of cash	—	(1,055)
Net cash used in investing activities	(1,468)	(5,598)
Financing Activities
Proceeds from issuance of common stock	3	1,330
Repurchase of common stock	(4,080)	—
Payments on long-term obligations	(30)	(94)
Excess tax benefit of stock options	—	728
Net cash provided by (used in) financing activities	(4,107)	1,964
Effect of Exchange Rate Changes on Cash	(1,967)	1,741
Net Increase (Decrease) in Cash and Cash Equivalents	(25,056)	3,468
Cash and Cash Equivalents, Beginning of Period	67,382	56,764
Cash and Cash Equivalents, End of Period	$42,326	$60,232
Supplemental Cash Flow Information:
Income tax refunds	$913	$82
Income tax payments	$5,030	$7,546
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$838	$—
Issuance of common stock for acquisition of interest in Kingstone	$—	$3,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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

The consolidated results of operations for the three and nine months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company's equity. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2012	September 30, 2011
	(dollars in thousands)
Deferred revenues	$12,240	$29,666
Deferred costs	844	2,058
Deferred profit	$11,396	$27,608

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

As of June 30, 2012, two customers, individually, accounted for 14% and 12% of accounts receivable.

Restricted Cash – Restricted cash of $3.3 million and $6.6 million as of June 30, 2012 and September 30, 2011, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment or to whom the Company has given performance guarantees. Restricted cash as of September 30, 2011 also included $4.3 million in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone).

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. The majority of these amounts are offset by balances included in deferred profit. As of June 30, 2012, the unbilled and other includes $0.8 million of Value Added Tax (VAT) receivables at our Netherlands operations for taxes that the Company has paid to its vendors that will be refunded to the Company by the government.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 80% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2012	September 30, 2011
	(dollars in thousands)
Purchased parts and raw materials	$25,432	$24,925
Work-in-process	4,159	8,257
Finished goods	3,484	3,980
	$33,075	$37,162

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

The following is a summary of property, plant and equipment:

	June 30, 2012	September 30, 2011
	(dollars in thousands)
Land, building and leasehold improvements	$10,529	$10,636
Equipment and machinery	6,468	6,003
Furniture and fixtures	5,273	5,434
	22,270	22,073
Accumulated depreciation and amortization	(10,290)	(9,393)
	$11,980	$12,680

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

Nine Months Ended
June 30, 2012
(dollars in thousands)
Beginning balance	$13,313
Goodwill recognized due to acquisition	—
Change in foreign exchange rates	(307)
Ending balance	$13,006

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	June 30, 2012	September 30, 2011
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,053	$1,066
Customer lists	10 years	810	876
Technology	5-10 years	2,306	2,436
Licenses	—	—	500
In-process research and development	(1)	1,600	1,600
Other	2-10 years	318	97
		6,087	6,575
Accumulated amortization		(1,866)	(1,554)
		$4,221	$5,021

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

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

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the

Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time the system is accepted by the customer.

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2012	2011
	(dollars in thousands)
Beginning balance	$2,265	$1,843
Warranty expenditures	(1,260)	(847)
Warranty expense	2,266	2,061
Ending balance	$3,271	$3,057

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands		(dollars in thousands)
Effect on income before income taxes (1)	$(438)	$(356)	$(1,341)	$(1,099)
Effect on income taxes	63	105	194	383
Effect on net income	$(375)	$(251)	$(1,147)	$(716)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2022. Options issued by the Company vest over 2 to 5 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	611,384	$10.02	691,403	$7.03
Granted	285,400	7.98	102,000	6.44
Exercised	(600)	5.33	(25,608)	6.04
Forfeited	(4,078)	9.46	(6,525)	5.55
Outstanding at end of period	892,106	$9.37	761,270	$6.99

Exercisable at end of period	377,756	$9.16	448,081	$7.23
Weighted average fair value of options granted during the period	$4.95		$3.97

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2012	2011
Risk free interest rate	1.12%	1.69%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	70%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Nine Months Ended June 30,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	120,970	$9.42	127,751	$6.36
Awarded	60,600	7.98	35,517	17.28
Released	(47,014)	8.53	(37,376)	6.27
Forfeited	(2,000)	7.22	—	—
Ending Outstanding	132,556	$9.11	125,892	$9.47

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

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are defined contribution plans, except for the plans of the Company’s operations in the Netherlands and France and the plan for hourly union employees in Pennsylvania. The Company’s employees in the Netherlands, France and hourly union employees in Pennsylvania participate in multi-employer plans. Payments to the plans are recognized as an expense in the Condensed Consolidated Statement of Operations as they become due.

Shipping expense – Shipping expenses of $0.5 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.5 million and $4.5 million for the nine months ended June 30, 2012 and 2011, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)		(dollars in thousands)
Research and development	$3,902	$2,187	$10,289	$4,330
Grants earned	(208)	(252)	(543)	(613)
Net research and development	$3,694	$1,935	$9,746	$3,717

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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. The only significant change in the valuation allowance during the nine months ended June 30, 2012, was increasing a valuation allowance on the deferred tax assets in China for the current period net operating loss.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. During the quarter ended December 31, 2011 a $0.2 million uncertain tax position was resolved favorably. At June 30, 2012 and September 30, 2011, the total amount of unrecognized tax benefits was approximately $1.9 million and $2.0 million, respectively. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012, and September 20, 2011, the Company has an accrual for potential interest and penalties of approximately $0.7 million and $0.4 million, respectively.

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

For the three months ended June 30, 2012, options for 892,000 shares and 133,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended June 30, 2011, options for 142,000 shares and no restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive. For the nine months ended June 30, 2012, options for 892,000 shares and 133,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the nine months ended June 30, 2011, options for 145,000 shares and no restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(2,965)	$7,298	$(8,920)	$19,807
Weighted Average Shares Outstanding:
Common stock	9,479	9,576	9,468	9,446
Basic earnings (loss) per share attributable to Amtech shareholders	$(0.31)	$0.76	$(0.94)	$2.10
Diluted Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(2,965)	$7,298	$(8,920)	$19,807
Weighted Average Shares Outstanding:
Common stock	9,479	9,576	9,468	9,446
Common stock equivalents (1)	—	276	—	308
Diluted shares	9,479	9,852	9,468	9,754
Diluted earnings (loss) per share attributable to Amtech shareholders	$(0.31)	$0.74	$(0.94)	$2.03

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Net income (loss), as reported	$(4,071)	$7,060	$(11,234)	$19,546
Foreign currency translation adjustment	(3,851)	1,446	(5,380)	3,905
Comprehensive income (loss)	(7,922)	8,506	(16,614)	23,451

Comprehensive loss attributable to noncontrolling interest	1,106	238	2,314	261
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(6,816)	$8,744	$(14,300)	$23,712

5.	Major Customers and Foreign Sales

During the three months ended June 30, 2012, four customers, individually, represented 27%, 14%, 12% and 11% of net revenues. During the three months ended June 30, 2011, three customers, individually, represented 19%, 18% and 16% of net revenues. During the nine months ended June 30, 2012, two customers, individually, represented 12% and 11% of net revenues. During the nine months ended June 30, 2011, two customers, individually, represented 17% and 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2012	2011
Total North America	8%	5%

China	50%	65%
Taiwan	7%	18%
Other	14%	5%
Total Asia	71%	88%

Total Europe	21%	7%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of June 30, 2012 we had purchase obligations in the amount of $17.0 million compared to $47.2 million as of September 30, 2011. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

7. Impairment Charges

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2009, the Company entered into a license agreement with one of our technology partners to market existing and future proprietary PSG dry etch systems for the manufacture of photovoltaic cells. Under the terms of this agreement the Company paid $0.5 million to the technology partner. The license agreement expires in July of 2019. The payment was being amortized over the life of the agreement. As a result of our technology partner's financial difficulties, their possible inability to service the product and insufficient sales, management determined it was necessary to assess the recoverability of the related assets. Management used estimates of the present value of future cash flows (Level 3) based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $0.4 million in the second quarter of fiscal 2012, reducing the book value of the intangible asset to zero. Other related assets were determined to be impaired as well. An additional impairment charge of $0.3 million was recorded in the second quarter of fiscal 2012, reducing the book value of the assets to zero.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenue	100%	100%	100%	100%
Cost of goods sold	80%	64%	77%	62%
Gross margin	20%	36%	23%	38%
Operating expenses:
Selling, general and administrative	27%	17%	26%	18%
Impairment charges	0%	0%	1%	0%
Research and Development	15%	2%	14%	2%
Total operating expenses	42%	19%	41%	20%
Income (loss) from operations	(22)%	17%	(18)%	18%
Interest income (expense), net	0%	0%	0%	0%
Income (loss) before income taxes	(22)%	17%	(18)%	18%
Income taxes provision (benefit)	(5)%	7%	(2)%	7%
Net Income (loss)	(17)%	10%	(16)%	11%
Add: net loss attributable to noncontrolling interest	5%	0%	3%	0%
Net income (loss) attributable to Amtech Systems, Inc.	(12)%	10%	(13)%	11%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large thermal system sales, revenue and operating income can be significantly impacted by the timing of system shipments, the impact of revenue deferral on those shipments and recognition of revenue based on customer acceptances.

Net revenue for the quarters ended June 30, 2012 and 2011 was $24.3 million and $71.9 million, respectively, a decrease of $47.6 million or 66%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar industry and lower shipments to the semiconductor industry, partially offset by increased recognition of previously-deferred revenue. Net revenue from the solar market was $15.2 million and $60.7 million for the three months ended June 30, 2012 and 2011, respectively; a $45.5 million or 75% decrease. The current supply / demand imbalance and global economic conditions have negatively impacted the growth of the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. We expect this downturn to continue for at least the next two quarters, and it is difficult to predict when the market will improve.

Net revenue for the nine months ended June 30, 2012 and 2011 was $70.6 million and $186.8 million, respectively, a decrease of $116.2 million or 62%. Revenue decreased primarily due to significantly lower shipments of our equipment due to the worldwide excess solar cell manufacturing capacity, partially offset by increased recognition of previously-deferred revenue and higher shipments to the semiconductor industry. Net revenue from the solar market was $41.4 million and $159.7 million for the nine months ended June 30, 2012 and 2011, respectively; a $118.3 million or 74% decrease. The year-to-date results were negatively impacted by the supply / demand imbalance and global economic conditions discussed above.

Backlog and Orders

Our order backlog as of June 30, 2012 and 2011 was $35.6 million and $140.5 million, respectively. Our backlog as of June 30,

2012 includes approximately $26.1 million of orders and deferred revenue from our solar industry customers, compared to $130.0 million at June 30, 2011. New orders booked in the quarter ended June 30, 2012 were $6.1 million compared to $13.5 million in the quarter ended June 30, 2011. New orders booked in the nine months ended June 30, 2012 were $35.3 million compared to $223.0 million in the nine months ended June 30, 2011. As the majority of the backlog is denominated in Euros, the weakening of the Euro during the first nine months of fiscal 2012 resulted in a decrease in backlog of approximately $4.5 million. As of June 30, 2012, one customer accounted for 25% of our order backlog. Our order pipeline has slowed significantly, due mainly to the worldwide overcapacity of solar cell production. The pipeline is also negatively influenced by slower growth in demand for solar modules caused by the frequently-fluctuating government subsidies for solar energy installations. While there were no significant customer order cancellations, the reduction in backlog during the quarter ended June 30, 2012 reflects our estimate that certain customer orders amounting to approximately $10.0 million will not be delivered within the next twelve months.

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

Gross profit for the three months ended June 30, 2012 and 2011 was $4.8 million and $26.1 million, respectively; a decrease of $21.3 million or 82%. Gross margin was 20% in the quarter ended June 30, 2012 compared to 36% in the quarter ended June 30, 2011. Lower gross margin was caused primarily by lower sales volumes, resulting in less efficient capacity utilization, partially offset by increases in recognition of previously-deferred profit. Gross margin was negatively impacted in the third quarter of fiscal 2012 by $3.7 million in charges for excess and obsolete inventory, accruals for potential purchase order cancellation charges and warranty-related items mainly due to the worldwide overcapacity of solar cell production. In the quarter ended June 30, 2012, we had net profit recognition of $6.7 million due to an increased number of system acceptances by customers during the period, compared to net profit deferral of $4.9 million in the quarter ended June 30, 2011.

Gross profit for the nine months ended June 30, 2012 and 2011 was $16.1 million and $70.4 million, respectively; a decrease of $54.4 million or 77%. Gross margin was 23% in the nine months ended June 30, 2012 compared to 38% in the nine months ended June 30, 2011. Gross margin was negatively impacted primarily by lower sales volumes, resulting in less efficient capacity utilization, partially offset by increases in recognition of previously-deferred profit. In the nine months ended June 30, 2012, we had net profit recognition of $14.7 million of previously deferred profit, compared to net profit deferral of $13.7 million in the nine months ended June 30, 2011. In the nine months ending June 30, 2012, gross margin was negatively impacted by $5.1 million in charges for excess and obsolete inventory, potential purchase order cancellations and warranty-related items due mainly to the worldwide overcapacity of solar cell production. This compares to $0.6 million in charges for excess and obsolete inventory in the first nine months of fiscal 2011.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2012 were $6.4 million or 27% of revenue. For the three months ended June 30, 2011, SG&A expenses were $12.0 million or 17% of revenue. SG&A expenses include $0.4 million of stock-based compensation expense for each of the quarters ended June 30, 2012 and 2011. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues and also reflects corporate-wide cost control initiatives.

Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 2012 were $18.7 million or 26% of revenue. For the nine months ended June 30, 2011, SG&A expenses were $33.7 million or 18% of revenue. SG&A expenses include $1.3 million and $1.1 million of stock-based compensation expense, respectively, for the nine months ended June 30, 2012 and 2011. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues and also reflects corporate-wide cost control initiatives.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended				Nine Months Ended
	June 30, 2012	June 30, 2011	Incr. (Decr.)	% change	June 30, 2012	June 30, 2011	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,902	$2,187	$1,715	78%	$10,289	$4,330	$5,959	138%
Grants earned	(208)	(252)	44	17%	(543)	(613)	70	11%
Net research and development	$3,694	$1,935	$1,759	91%	$9,746	$3,717	$6,029	162%

Research and development costs for the three and nine months ending June 30, 2012 increased $1.8 million and $6.0 million, respectively, compared to the same periods in 2011. Increased research and development spending relates, in part, to investments in the development of a solar ion implanter. Additional investments were made in the development of other technologies and processes for solar (photovoltaic) cell manufacturing to increase throughput and cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses.

Income Taxes

For the three months ended June 30, 2012 and 2011, we recorded income tax expense (benefit) of $(1.1) million and $5.2 million for effective tax rates of 21% and 42%, respectively. For the nine months ended June 30, 2012 and 2011, we recorded income tax expense (benefit) of $(1.7) million and $13.6 million for effective tax rates of 13% and 41%, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The income tax provisions for the three and nine months ended June 30, 2012 and 2011 are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because it does not have a sufficient history of earnings to support a determination that realization of the tax benefit is more likely than not.

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

Liquidity and Capital Resources

At June 30, 2012 and September 30, 2011, cash and cash equivalents were $42.3 million and $67.4 million, respectively. At June 30, 2012 and September 30, 2011, restricted cash was $3.3 million and $6.6 million, respectively. Our working capital was $80.3 million as of June 30, 2012 and $94.1 million as of September 30, 2011.

The decrease in cash for the first nine months of fiscal 2012 was primarily due to cash used in operating activities of $17.5 million, cash used in financing activities of $4.3 million and a decrease in cash of $2.0 million due to the effect of exchange rate changes on cash. The Company maintains a portion of our cash and cash equivalents in Euros at our Netherlands and French operations, therefore, changes in the exchange rate have an impact on our cash balances. Cash used in operating, investing and financing activities is discussed below. Our ratio of current assets to current liabilities was 2.9:1 as of June 30, 2012 compared to 2.2:1 as of September 30, 2011.

We expect to make approximately $5.0 million of income tax payments during the remainder of the calendar year 2012. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $17.5 million for the nine months ended June 30, 2012, compared to $5.4 million provided by such activities for the nine months ended June 30, 2011. During the nine months ended June 30, 2012, $3.1 million of cash was used as a result of the net loss from operations, adjusted for non-cash charges. Additional cash was used by the payment of income taxes, accounts payable and accrued compensation and an increase in inventory quantities. The increase in cash from the collections of accounts receivable was more than offset by reductions in deferred profit and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2012 and 2011 used $1.5 million and $5.6 million, respectively. Purchases of property, plant and equipment for the nine months ended June 30, 2012 and 2011 were $1.2 million and $4.5 million, respectively. In the second quarter of fiscal 2011, $1.1 million was used toward the purchase price of the 55% interest in Kingstone.

Cash Flows from Financing Activities

For the nine months ended June 30, 2012 $4.1 million was used to reacquire shares issued in connection with the Kingstone acquisition. For the nine months ended June 30, 2011, the primary source of $2.0 million of cash provided by financing activities was proceeds from the issuance of common stock through the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2012, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $17.0 million as of June 30, 2012 compared to $47.2 million as of September 30, 2011, a decrease of $30.2 million. We also have a contractual obligation to fund the development of the solar tool at Kingstone. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2011, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended June 30, 2012.

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

During fiscal 2011 and in the first nine months of fiscal 2012, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the nine months ended June 30, 2012 and 2011. As of June 30, 2012, our foreign subsidiaries had $4.0 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.4 million. As of June 30, 2012, we had $2.5 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.3 million. The risk associated with foreign currency translation gains and losses has increased with our recent acquisition in China.

We incurred foreign currency translation losses of $5.4 million and gains of $3.9 million during the nine months ended June 30, 2012 and 2011, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $71.4 million as of June 30, 2012. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $7.1 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our recent acquisition in China.

During nine months ended June 30, 2012, our European operations transacted U.S. dollar denominated sales and purchases of $0.9 million and $0.6 million, respectively. As of June 30, 2012, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.4 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of June 30, 2012, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.8 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would cause our cost of such items to be $0.1 million greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (our “2011 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2011 Form 10-K.

Item 6.	Exhibits

10.1	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	A

10.2	Amendment No. 1 to the Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated July 1, 2012.	*

10.3	Amendment No. 1 to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated July 1, 2012.	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.

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

A	Incorporated by reference to Amtech's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 9, 2012
Robert T. Hass
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page of Method of Filing
10.1	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	A

10.2	Amendment No. 1 to the Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated July 1, 2012.	*

10.3	Amendment No. 1 to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated July 1, 2012.	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.

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

A	Incorporated by reference to Amtech's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.