Form 10-K
period 2012-09-30
AMTECH SYSTEMS INC
filed 2012-12-07
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2012
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

As of March 31, 2012, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $78,024,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 12, 2012, the registrant had outstanding 9,483,588 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2012 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2012, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

OUR COMPANY
We are a leading global provider of thermal processing and deposition systems, including related automation, parts and services for the solar / photovoltaic, semiconductor, silicon wafer and microelectromechanical systems (MEMS) industries. We also manufacture and sell polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of LED's, optics, quartz, ceramics and metal parts.

Our major emphasis is the development of thermal processes, deposition and ion implant equipment for solar cell manufacturing, which we believe, collectively, are the keys to driving increased efficiency, lowering cost. The markets we serve are experiencing rapid technological advances and are, historically, cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new technology products, and on our ability to adapt to cyclical trends.

We believe our product portfolio, developed through a track record of technological innovation as well as the successful integration of key acquisitions, reduces the cost of solar cell manufacturing by increasing solar cell efficiency, increasing throughput and increasing yields. We have been providing manufacturing solutions to the semiconductor industry for over 30 years and have leveraged our semiconductor technology and industry presence to capitalize on growth opportunities in the solar industry. Our customers use our equipment to manufacture solar cells, semiconductors, silicon wafers and MEMS, which are used in end markets such as solar power, telecommunications, consumer electronics, computers, automotive and mobile hand-held devices. Through our acquisition in 2011 of a controlling interest in Kingstone Technology Hong Kong Limited (“Kingstone”), we have expanded our development efforts in the area of solar ion implant. To complement our research and development efforts, we also sell our equipment to, and coordinate certain development efforts with, research institutes and universities.

For fiscal 2012, we recognized net revenue of $82 million, which included $44 million of solar revenue or approximately 54% of our total revenue. These results compare to $247 million of net revenue for fiscal 2011, which included $212 million of solar revenue or approximately 86% of our total revenue. Our order backlog as of September 30, 2012 and 2011 was $19 million and $86 million, respectively, a 78% decrease. Our backlog as of September 30, 2012 included approximately $14 million of orders and deferred revenue from our solar industry customers compared to $71 million from our solar industry customers as of September 30, 2011. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $13 million during fiscal 2012, compared to $199 million and $162 million in fiscal 2011 and 2010, respectively. The solar book to bill ratio for fiscal years 2012 and 2011 was 0.5:1 and 0.9:1, respectively. Our order pipeline has slowed due mainly to a worldwide overcapacity of solar cell production. The pipeline is also negatively influenced by frequently-fluctuating government support (subsidies) for solar energy installations.

For information regarding risks to our business, see “ITEM 1A. RISK FACTORS.”

COMPETITIVE STRENGTHS
We believe that our competitive strengths include:
Market Leader in Solar Diffusion Processing Systems. We are a leading provider of horizontal diffusion furnaces to the global solar cell market and count many of the world's leading solar cell manufacturers as customers. Since we entered the solar market in 2006, we have shipped more than 500 diffusion furnaces globally. Our diffusion furnaces enable our customers to produce high quality solar cells with higher efficiencies and result in lower total cost of ownership.

Technology Enabling High Efficiency, Low Cost Solar Cell Manufacturing. Our technology platform provides key components to the solar cell manufacturing industry that enable lower cost of ownership and improved customer economics by increasing solar cell efficiency, increasing throughput, increasing yields, reducing labor costs, enhancing quality and cutting operating and maintenance expenses. We are continually developing next-generation process technology for solar cell manufacturing to further drive increased efficiency and lower cost which is expected to ultimately lead to grid parity.

Key Equipment Supplier to the World's Leading Solar Cell Manufacturers. We have developed a large and growing global customer base and currently provide systems and equipment to many of the world's leading solar cell manufacturers. Asia represents one of the largest and fastest growing solar cell manufacturing regions in the world and for fiscal year 2012, Asian customers represented 66% of our net revenues. We believe our alignment with many of the leading Asian global solar cell manufacturers represents a significant endorsement of our technology value proposition, which in turn, we believe, will help us pursue our strategy of expanding our product suite to capture a greater percentage of capital spent in building future solar cell manufacturing capacity.

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

•
R2D Automation, acquired in October 2007 and based in Clapiers, France - R2D is a solar and semiconductor automation company. We believe R2D enhances our addressable market by increasing our product offerings under the Tempress brand to the global solar cell manufacturing industry, while also expanding sales into the semiconductor market.

•
Kingstone, a majority interest in Hong Kong-based Kingstone Technology Limited, acquired in 2011, which owns 100% of Kingstone Semiconductor Company Ltd, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. The combination of our Tempress annealing expertise in horizontal diffusion furnaces and Kingstone's expertise in ion implant technology creates a more complete and complementary solution for our solar customers. We believe that the acquisition of Kingstone is a critical addition in support of our strategy to provide our customers with next-generation process technologies that enable the development of higher-efficiency, lower cost solar cells.

Strength of Management. We are led by a highly experienced management team. Our Chairman, Jong S. Whang, has over 39 years of industry experience, including 31 years with Amtech and our Chief Executive Officer and President, Fokko Pentinga, has over 30 years of industry experience. Our general managers have an average of nearly 18 years of solar and semiconductor industry experience. The experience of our leadership team is derived from years of industry experience while at leading companies such as Samsung, Westinghouse, Texas Instruments, LG Semicon Company, and ASM International. Our collective team includes 19 Ph.D.'s.

Financial Strength and Stability. We have a strong balance sheet, with significant liquidity and no debt. Our conservative approach to capital structure and liquidity have contributed to our ability to successfully serve the cyclical semiconductor and solar industries for over 30 years. As a result, our customers are confident that they can depend on us as a long-term supplier and strategic partner.

GROWTH STRATEGY

Capitalize on Growth Opportunities in the Solar Industry by Leveraging Our Leading Diffusion Furnace Market Share, Top-Tier Customer Relationships, and Track Record of Technological Innovation. We believe that long-term growth in the solar industry will be driven by several macro-economic factors, such as volatile energy prices, limited non-renewable energy resources, growing adoption of government incentives for solar generated electricity, increasing environmental awareness, energy security concerns and the expected decrease in the cost of solar energy. As the solar market continues to develop, advances in process technology will be vital to remaining competitive. We intend to continue leveraging our leading market position, relationships with leading global solar cell customers and demonstrated track record of technical innovation to maximize sales of our current and next-generation technology solutions.

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

Within process equipment, our primary focus is on our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type, ion implant and PECVD systems. Our N-type technology has been developed through a three-party research collaboration agreement with the Energy Research Centre of the Netherlands, or ECN, a leading solar research center in Europe and Yingli Green Energy Holding Company Limited, or Yingli, one of the world's leading vertically integrated PV product manufacturers. Additionally, our recent acquisition of Kingstone provides us with a technological foundation for execution of our product roadmap to compete in the future ion implant market. In 2012, we launched our tube-type PECVD system.

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

Although the solar market has experienced tremendous growth over the past five years, it remains an immature market where demand and supply have not yet developed. The market is characterized by short-term periods of rapid capacity expansion followed by periods of rapid contraction in our customers' capital spending. When actual and expected end-user demand outstrips available capacity, this triggers the beginning of the next period of expansion.

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

Although the semiconductor market has experienced significant growth over the past fifteen years, it remains cyclical by nature. The market is characterized by short-term periods of under or over utilization of capacity for most semiconductors, including microprocessors, memory, power management chips and other logic devices. Unlike the solar market, the cyclical nature of the semiconductor market is primarily driven by a lack of demand. When capacity utilization decreases due to the addition of excess capacity, semiconductor manufacturers typically slow their purchasing of capital equipment. Conversely, when capacity utilization increases, so does capital spending.

Most semiconductor chips are built on a silicon wafer, and include multiple layers of circuitry that connect a variety of circuit components, such as transistors, capacitors and other components. To build a chip, the transistors, capacitors and other components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers, including insulators. Similar processes are then used to build the layers of wiring structures on the wafer. These are all referred to as “front-end” processes.

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

Our horizontal furnaces generally consist of three large modules: the load station where the loading of the wafers occurs; the furnace section, which is comprised of one to four thermal reactor chambers; and the gas distribution cabinet where the flow of gases into the reactor chambers is controlled, and often customized to meet the requirements of a customer's particular processes. The horizontal furnaces utilize a combination of existing industry and proprietary technologies and are sold primarily to solar customers and semiconductor customers who do not require the advanced automation of, or cannot justify the higher expense of, vertical furnaces for some or all of their diffusion processes. Our models are capable of processing all currently existing wafer sizes.

Automation Products - Solar. Our automation technology products are used in several of the diffusion steps and in the anneal processing step of solar cell manufacturing. Our R2D Automation equipment includes mass wafer transfer systems, sorters, long-boat transfer systems, load station elevators, buffers and conveyers. We use a vacuum technology in our Comet Standalone and our Comet Full Automation solar wafer transfer systems designed to ensure high throughput, reduced breakage and thereby increased yield.

Plasma-Enhanced Chemical Vapor Deposition (PECVD). Our new solar PECVD product applies an anti-reflective coating to solar wafers; a coating critical to the efficiency of solar cells. PECVD layers are also used for passivation of the front and/or back side of the solar cell. This solar product adds another solar cell processing step to Amtech's offerings. We are exploring next-generation high-efficiency technology and dedicating our efforts to that process development.

Solar Ion Implant. Kingstone is developing an ion implant system specifically designed for the solar industry, which will contribute to higher efficiencies at a lower cost of ownership.

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

Comet. Our Comet and Gemini series of wafer transfer systems include a wide range of throughputs and footprints to meet the needs of our customers who serve the semiconductor industry. Comet Sorter with Optical Character Recognition (OCR) is used in sorting, randomizing, compacting or tracking. The Comet Sorter is cassette to cassette with OCR front and back scribe functions, notch alignment and SECSII Gem communication. Comet ID Reader checks tag carriers then reads each wafer scribe. The Comet ID Reader sends the information to the host with SECSII Gem commands.

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

Wafer Carriers. Carriers are work holders into which silicon and sapphire wafers or other materials are inserted for the purpose of holding them securely in place during the lapping and polishing processes. We produce carriers for our line of lapping and polishing machines, as well as for those machines sold by our competitors. Substantially all of the carriers we produce are customized for specific applications. Insert carriers, our most significant category of carriers, contain plastic inserts molded onto the inside edge of the work-holes of the carrier, which hold the wafers in place during processing. Although our standard steel carriers are preferred in many applications because of their durability, rigidity and precise dimensions, they are typically not suited for applications involving softer materials or when metal contamination is an issue. Insert carriers, however, are well suited for processing large semiconductor wafers, up to 450mm in diameter, and other fragile materials or where contamination is an issue, because they provide the advantages of steel carriers while reducing the potential for damage to the edges of such sensitive materials. Our insert carriers are used for double-sided lapping or polishing of wafers up to 450mm in diameter.
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
Double-Sided Planetary Lapping and Polishing Machines. Double-sided lapping and polishing machines are designed to process thin and fragile materials, such as semiconductor, sapphire and other wafer-like materials, precision optics, computer disk media and ceramic components for wireless communication devices, to exact tolerances of thickness, flatness, parallelism and surface finish. On average, we believe that we offer our surface processing systems with a lower cost of ownership than systems offered by our competitors and target the LED, semiconductor, optics, quartz, ceramics, medical, computer disk and metal working markets.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

Our solar and semiconductor equipment manufacturing activities consist primarily of engineering design to meet specific and evolving customer needs, and procurement and assembly of various commercial and proprietary components into finished diffusion furnace systems and related automation in Vaassen, The Netherlands, Clapiers, France, and North Billerica, Massachusetts.

Our manufacturing activities in the polishing supplies and equipment business include laser-cutting and other fabrication steps in producing lapping and polishing consumables, including carriers, templates, gears, wear items and spare parts in Carlisle, Pennsylvania, from raw materials manufactured to our specifications by our suppliers. These products are engineered and designed for specific applications and to meet the increasingly tight tolerances required by our customers. Many items, such as proprietary components for our solar and semiconductor equipment and lapping plates, are also purchased from suppliers who manufacture these items to our specifications.

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

With our acquisition of Kingstone in February 2011, we expanded our development efforts in a future high efficiency cell processing technology based on the ion implant process. We believe that the acquisition of Kingstone is a critical addition in support of our strategy to provide our customers with next-generation process technologies that enable the development of higher-efficiency, lower cost solar cells.

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer's order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research and development costs. Our expenditures (net of grants earned) that have been accounted for as research and development were $13.7 million (16.8% of net revenue) for fiscal 2012, $5.8 million (2.3% of net revenue) for fiscal 2011, and $2.1 million (1.8% of net revenue) for fiscal 2010.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Country (number of patents)	Expiration Date or Pending Approval
Heating element wire spacer	United States	January 17, 2026
RFID use in carrier products	United States	Pending
Charge control of solar passivation layers	Europe	Pending
Charge control of solar passivation layers	United States	Pending
Systems and methods for charging solar cell layers	United States	Pending
Potential damage-free asher	United States	September 8, 2018
IBAL Model S-300	United States	July 7, 2019
IBAL Model S-300	United States	July 26, 2019
IBAL Model S-300	United States	March 21, 2021
IBAL Model E-300	United States	July 13, 2021
Lapping Machine adjustable mechanism	United States	February 15, 2027
Lapping Machine	Germany	Pending
Lapping Machine	Japan	Pending
System and method of ion implantation	United States (2)	March 18, 2030
System and method of ion implantation	United States	Pending
System and method of ion implantation	China (11)	Pending
Ion beam transportation	China (6)	Pending
Wafer handling	China (2)	Pending
System and method of high voltage power supply	China	Pending
System and method of making solar cells	China (11)	Pending
Vacuum chamber apparatus and method of moving objects within vacuum	China (6)	Pending
Method of making and transporting SiC layer	China (2)	Pending
Device for repairing heating wire	The Netherlands	January 18, 2025
Device for repairing heating wire	Germany	January 17, 2026
Photovoltaic cell and method to produce photovoltaic cell	The Netherlands	November 18, 2030
Method for producing semiconductor device	Taiwan	November 18, 2030
Method for manufacturing a solar cell	The Netherlands	Pending
CVD system	Europe	Pending
____________________

(*)	Patent is licensed from the patent holder or co-owner on a non-exclusive basis.
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

During fiscal 2012, 87% of our net revenue came from customers outside of North America. This group represented 94% of revenues in fiscal 2011. In fiscal 2012, net revenue was distributed among customers in different geographic regions as follows: North America 13% (all of which is in the United States), Asia 66% (including 43% to China and 9% to Taiwan) and Europe 21%. In fiscal 2012, one customer accounted for 11% of net revenue. In fiscal 2011, two customers individually accounted for 15% and 14% of net revenue. In fiscal 2010, one customer accounted for 28% of net revenue. Yingli accounted for 7%, 15% and 28% of our net revenues in fiscal 2012, 2011 and 2010, respectively. Yingli accounted for 14% and 33% of our accounts receivable balance as of September 30, 2012 and 2011, respectively. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions.

COMPETITION

We compete in several distinct equipment markets for solar cells, semiconductor devices, semiconductor wafers, MEMS and the market for lapping and polishing machines and supplies used in the LED and semiconductor markets. Each of these markets is highly competitive. Our ability to compete depends on our ability to continually improve our products, processes and services, as well as our ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in these markets include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control and the level of technical service and support.

The Solar Cell, Semiconductor Device, and MEMS Markets. Our diffusion furnaces and automation processing equipment primarily compete with those produced by other domestic and foreign original equipment manufacturers, some of which are well-established firms that are much larger and have substantially greater financial resources than we have. Some of our competitors have a diversified product line, making it difficult to quantify their sales of products that compete directly with our products. Competitors of our horizontal diffusion furnaces include Centrotherm GmbH, Koyo Systems Co. Ltd., Sandvik Thermal Process, Inc., a subsidiary of Sandvik AB, 48th Institute, Sevenstar Electronics, CVD Equipment, Inc., Semco Engineering S.A., S.C New Energy and Expertech, Inc. We are experiencing increased competition from local Chinese equipment manufacturers, including 48th Institute, S.C New Energy and Sevenstar Electronics, which may receive varying levels of financial support from the Chinese government. Our primary competitive advantages over such local manufacturers include our automation and higher-efficiency solar cell production technologies we develop in collaboration with customers and research institutes. Also, our furnaces and lapping and polishing machines face, to a limited extent, competition from equipment on the low-end of the price spectrum.

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

EMPLOYEES

As of September 30, 2012, we employed approximately 350 people. Of these employees, approximately 15 were based at our corporate offices in Tempe, Arizona, 35 at our manufacturing plant in Carlisle, Pennsylvania, 30 at our manufacturing plant in Billerica, Massachusetts, 170 at our operations in The Netherlands, 60 at our facilities in China and 40 at our facilities in France. Of the approximately 35 people employed at our Carlisle, Pennsylvania facility, 18 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike. We consider our employee relations to be good.

CORPORATE INFORMATION

We were incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We conduct operations through four wholly-owned subsidiaries: Tempress Systems, Inc., or Tempress, a Texas corporation with all of its operations in Vaassen, The Netherlands, acquired in 1994 and subsequently reincorporated in The Netherlands; P.R. Hoffman Machine Products, Inc., or P.R. Hoffman, an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997; Bruce Technologies, Inc., or Bruce Technologies, a Massachusetts corporation based in North Billerica, Massachusetts, acquired in July 2004; R2D Automation SAS, or R2D, a French corporation located near Montpellier, France, acquired in October 2007. We also own a 55% interest in Kingstone Technology Hong Kong Limited, or Kingstone, a Hong Kong-based company that owns 100% of Kingstone Semiconductor Company Ltd., located in Shanghai, China, acquired in February 2011.

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
• the profitability and capital resources of those manufacturers and
• the shift of solar and semiconductor production to Asia, where there often is increased price competition.

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

The purchasing decisions of our customers are highly dependent on their capacity utilization that changes when new facilities are put into production and with the level of demand for solar cells and semiconductors and also reflect changes in the economies of both their domestic and foreign markets of the worldwide solar and semiconductor industries. The timing, length and severity of the up-and-down cycles in the solar and semiconductor equipment industries are difficult to predict. The cyclical nature of our marketplace affects our ability to accurately budget our expense levels, which are based in part on our projections of future revenue.

When cyclical fluctuations result in lower than expected revenue levels, operating results are adversely affected. Cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions; effectively manage the supply chain; and motivate and retain key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that these objectives can be met in a timely manner in response to the industry cycles. Our failure to timely and effectively respond to these cyclical changes could have a material adverse effect on our business.

  The Company is exposed to risks as a result of ongoing changes specific to the solar industry.

A significant portion of the Company's business is to supply the solar market, which, in addition to the general industry changes described above, is characterized by ongoing changes specific to the solar industry, including:

•
the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar photovoltaic (PV) market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•
the need to continually decrease the cost-per-watt of electricity produced by solar PV products to or below grid parity by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PV;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV compared to the cost of electricity from the existing grid or other energy sources;

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PV, primarily in China as a result of increased solar subsidies and lower manufacturing costs;

•	trade tensions with China and potential retaliatory actions

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from the Company;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the cost of polysilicon and other materials;

•	access to affordable financing and capital by customers and end-users; and

•	an increasing number of local equipment and parts suppliers based in Asia with certain cost and other advantages over suppliers from outside Asia.

In addition, current projections for global solar PV production exceed anticipated near-term end-use demand, which is heavily dependent on installed cost-per-watt, government policies and incentives, and the availability of affordable capital. An oversupply of solar PV may lead customers to delay or reduce investments in manufacturing capacity and new technology, and adversely impact the sales and/or profitability of our products. If the Company does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

The solar and semiconductor equipment industries are competitive and because we are relatively small in size and have fewer resources compared to our competitors, we may not be able to compete successfully with them.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully in these markets. Some of our competitors are diversified companies having substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer often at a lower price than ours and use innovative technology to sell products into specialized markets. Furthermore, we face competition from Chinese equipment manufacturers, including 48th Institute and Sevenstar Electronics, which may receive greater support from Chinese customers and governmental agencies because they are locally based. Loss of competitive position could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that larger, better-financed competitors will develop and market more advanced products than those that we currently offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenue.

Because we depend on revenue from international customers, our business may be adversely affected by changes in the economies and policies of the countries or regions in which we do business.

During fiscal 2011, 94% of our net revenue came from customers outside of North America. During fiscal 2012, 87% of our net revenue came from customers outside of North America as follows:

•	Asia - 66% (including China - 43% and Taiwan - 9%)

•	Europe – 21%.

Each region in the global solar and semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Our business and results of operations could be negatively affected by periodic local or international economic downturns, trade balance issues and political, social and military instability in countries such as China, India, South Korea, Taiwan and possibly elsewhere. In addition, we face competition from a number of suppliers based in Asia that have certain advantages over suppliers from outside of Asia. These advantages include lower operating, shipping and regulatory costs, proximity to customers, favorable tariffs and other government policies that favor local suppliers.

Our business may be adversely affected by significant exchange rate fluctuations and changes in foreign laws.

We incurred net foreign currency transaction losses of less than $0.1 million and approximately $0.2 million in fiscal 2012 and fiscal 2011, respectively. While our business generally has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future, especially as we continue to expand operations into other countries. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995. In October 2007 we completed our acquisition of R2D, a French company. In February 2011, we completed our acquisition of Kingstone. As a result of these acquisitions in Europe and Asia, the risk associated with foreign currency translation gains and losses has increased. Operations of these companies are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions and international monetary fluctuations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs. We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

We are exposed to risks associated with an uncertain global economy.

Uncertain global economic conditions and slowing growth in China, Europe and the United States, along with continuing difficulties in the financial markets, national debt concerns in various regions and government austerity measures, are posing challenges to the industries in which we operate. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause our customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce our net sales, reduce backlog, and affect our ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for us. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect our ability to compete effectively. Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify our business model, which may adversely affect our ability to capitalize on opportunities in a market recovery. If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, our business, financial condition and results of operations may be materially and adversely affected.

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

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell products that require our equipment in their manufacture. Yingli accounted for 7%, 15% and 28% of our net revenues in fiscal 2012, 2011 and 2010, respectively. Many of our customer relationships have been developed over a short period of time and certain customers are in their early stages of development. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be canceled if we fail to meet certain product specifications, materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. We cannot be certain that these customers will generate significant revenue for us in the future nor that these customer relationships will continue to develop. If our relationships with other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

As of September 30, 2012 two customers individually represented 14% and 12% of accounts receivable. As of September 30, 2011 one customer represented 33% of accounts receivable. Yingli accounts for 14% and 33% of our accounts receivable balance as of September 30, 2012 and 2011, respectively. A significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. A concentration of our receivables from one or a small number of customers places us at risk. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit of certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek, and on occasion, may receive pricing, payment, intellectual property-related, or other commercial terms that are less favorable to the Company. If any one or more of our major customers does not pay us it could adversely affect our financial position and results of operations.

If any of our customers cancels or fails to accept a large system order, our financial position and results of operations could be materially and adversely affected.

Our backlog includes orders for large systems, such as our diffusion furnaces, with system prices of up to and in excess of $1.0 million depending on the system configuration, options included and any special requirements of the customer. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our financial position and results of operations could be materially and adversely affected should any large systems order be canceled prior to shipment, or not be accepted by the customer. Cancellations may result in inventory that we may not be able to sell or reuse if those products have been tailored for a specific customer's requirements and cannot then be sold without significant incremental cost. We have experienced cancellations in the past. Our backlog does not provide any assurance that we will realize revenue or profit from those orders or indicate in which period net revenue will be recognized, if ever.

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

We may not be able to manage the business successfully through severe business cycles.

We may be unable to successfully expand or contract our business to meet fluctuating demands. Market fluctuations place significant strain on our management, personnel, systems and resources. In fiscal years 2010 and 2011, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and hired additional employees to support an increase in manufacturing, field service, research and development and sales and marketing efforts. During fiscal year 2012, the rapid decline in demand has caused us to reduce headcount in manufacturing and field service and to reduce certain research and development costs. To successfully manage our growth, we believe we must effectively:

•	maintain the appropriate number and mix of permanent, part-time, temporary and contract employees to meet the fluctuating demand for our products;

•
train, integrate and manage personnel, particularly process engineers, field service engineers, sales and marketing personnel, and financial and information technology personnel to maintain and improve skills and morale;

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource and manufacturing management systems to maintain high levels of customer satisfaction and efficiencies, including inventory control;

•	implement and improve existing and new administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapidly changing cycles. If we are unable to manage these cycles effectively, we may not be able to take advantage of market opportunities, develop new solar cell and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

If governmental subsidies decline or if demand in the solar industry declines, our Company may not be able to continue making substantial investments in our organization to develop new products for the solar industry which may have a material adverse effect on our business.

The solar energy sector is dependent upon governmental subsidies, some of which have been scaled back and are not guaranteed to continue. A further decline in these subsidies would reduce our ability to make investments in our Company and grow our business in this market. The solar industry is currently facing overcapacity in production. This overcapacity has a significant adverse impact on the demand for the capital equipment we supply to this industry. As a result of these risks there is no assurance that we will realize a return on these investments which may have a material effect on our business.

We are dependent on key personnel for our business and product development and sales, and any loss of our key personnel to competitors or other industries could dramatically impact our ability to continue operations.

Historically, our product development has been accomplished through cooperative efforts with key customers. Our relationships with some customers are substantially dependent on personal relations and other contacts established by either our Executive Chairman or our President and Chief Executive Officer. Our relationships with major European customers that are strategically important to the development and testing of our new N-type technology solar diffusion furnace are substantially dependent upon our President and Chief Executive Officer, Mr. Fokko Pentinga. While there can be no assurance that such relationships will continue, such cooperation is expected to continue to be a significant element in our future development efforts.

Furthermore, it may not be feasible for any successor to maintain the same business relationships that our Executive Chairman, Mr. J.S. Whang, has established. Even though we are the beneficiary of life insurance policies on the life of Mr. Whang, in the amount of $2.0 million, there is no assurance that such amount will be sufficient to cover the cost of finding and hiring a suitable replacement for Mr. Whang. If we were to lose the services of either Mr. Whang or Mr. Pentinga for any reason, it could have a material adverse effect on our business.

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

 We may not be able to keep pace with the rapid change in the technology needed to meet customer requirements.

Success in the solar and semiconductor equipment industries depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the solar industry continues to develop new technologies to increase the efficiencies and lower the costs of solar cells. Also, the semiconductor industry continues to shrink the size of semiconductor devices. These and other evolving customer needs require us to continually respond with new product developments.

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products, that successfully address changing customer needs, win market acceptance of these new products or uses and manufacture any new products in a timely and cost-effective manner. To realize future growth through technical innovations in the solar and semiconductor industries, we must either acquire the technology through product development, merger and acquisition activity or through the licensing of products from our technology partners. Potential disruptive technologies could have a material adverse effect on our business if we do not successfully develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways of reducing the cost to produce them in response to changing market conditions or customer requirements.

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

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to enhance the performance, functionality and a lower cost of ownership of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenue from future products or enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that we will be able to secure the financial resources necessary to fund future development. Research and development costs are typically incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that products or enhancements will receive market acceptance, or that we will be able to sell these products at prices that are favorable to us. If we are unable to sell our products at favorable prices, or if our products are not accepted by the markets in which we operate, it could have a material adverse effect on our business.

If we fail to maintain optimal inventory levels, our inventory obsolescence costs could increase, our liquidity could be significantly reduced or our revenue could decrease, any of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers' demands, we must avoid accumulating excess inventory. Changing customer demands, supplier lead-times and uncertainty surrounding new product launches expose us to risks associated with excess inventory or shortages. Demand for products can change rapidly and unexpectedly. Our products are manufactured using a wide variety of purchased parts and raw materials and we must maintain sufficient inventory levels to meet the demand for the products we sell. During peak years in the solar and semiconductor industries, increases in demand for capital equipment results in longer lead-times for many important system components. Future increases in demand could cause delays in meeting shipments to our customers. Because of the variability and uniqueness of customer orders, we try to avoid maintaining an extensive inventory of materials for manufacturing. However, long lead-times for important system components during industry upturns sometimes require us to carry higher levels of inventory and make larger purchase commitments than we would otherwise make. We may be unable to sell sufficient quantities of products in the event that market demand changes, resulting in increased risk of excess inventory that could lead to obsolescence or reduced liquidity as we fulfill our purchase commitments. On the other hand, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure that we can accurately predict market demand and events and avoid inventory shortages or inventories and purchase commitments in excess of our current requirements.

Supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.

We use a wide range of materials and services in the production of our products including custom electronic and mechanical components, and we use numerous suppliers of materials. Although we make what we believe are reasonable efforts to ensure that parts are available from multiple suppliers, this may not always be practical or possible. Accordingly, some key parts are being procured from a single supplier or a limited group of suppliers. Key vendors include suppliers of controllers, quartz and silicon carbide for our diffusion systems, two steel mills capable of producing the types of steel to the tolerances needed for our wafer carriers, an injection molder that molds plastic inserts into our steel carriers, an adhesive manufacturer that supplies the critical glue and a pad supplier that produces a unique material used in the manufacture of our semiconductor polishing templates. We also rely on third parties for certain machined parts, steel frames and metal panels and other components used particularly in the assembly of solar and semiconductor production equipment.

Because the selling price of some of our systems exceeds $1.0 million, the delay in the shipment of even a single system could cause significant variations in our quarterly revenue. In the event of supplier capacity constraints, production disruptions, or failure to meet our requirements concerning quality, cost or performance factors, we may transfer our business to alternative sourcing which could lead to further delays, additional costs or other difficulties. If, in the future, we do not receive, in a timely and cost-effective manner, a sufficient quantity and quality of parts to meet our production requirements, our financial position and results of operations may be materially and adversely affected..

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

Most of our production, storage, and administrative facilities are located in close proximity to one another in The Netherlands. Any damage or disruption at these facilities could have a material adverse effect on our business, financial condition and results of operations.

Our production, storage and administrative facilities are located in close proximity to one another in The Netherlands. A natural disaster or other unanticipated catastrophic event, including flood, power interruption, and war, could significantly disrupt our ability to manufacture our products and operate our business. If any of our productions facilities or material equipment were to experience any significant damage or downtime, we would be unable to meet our production targets, our business would suffer, and it could have a material adverse effect on our business, financial condition and results of operations.

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

We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for the technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories, such as China, in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Location	Use	Size	Monthly Rent	Lease Expiration
Tempe, AZ	Corporate	15,000 sf	Owned	N/A
Billerica, MA	Office, Mfg. & Warehouse	17,000 sf	$10,000	8/31/2013
Heerde, The Netherlands	Office & Mfg.	10,000 sf	Owned	N/A
Vaassen, The Netherlands	Office, Warehouse & Mfg.	54,000 sf	Owned	N/A
Vaassen, The Netherlands	Warehouse	23,000 sf	$11,000	3/31/2014
Vaassen, The Netherlands	Production	38,000 sf	$17,000	3/31/2013
Vaassen, The Netherlands	Warehouse	23,000 sf	$11,000	3/31/2014
Clapiers, France	Office, Mfg. & Warehouse	12,000 sf	$9,000	9/30/2016 (1)
Clapiers, France	Manufacturing	6,500 sf	$4,000	2/16/2020 (2)
Le Cres, France	Warehouse	3,000 sf	$1,000	5/13/2020
Shanghai, China	Office, Warehouse & Mfg.	13,000 sf	$11,000	3/31/2013
Shanghai, China	Office, Warehouse & Mfg.	4,000 sf	$4,000	10/31/2014
Shanghai, China	Office, Warehouse & Mfg.	3,000 sf	$3,000	11/30/2013
Carlisle, PA	Office & Mfg.	22,000 sf	$11,000	6/30/2019
____________________

(1)	This lease can be canceled by the Company with six months notice.

(2)	This lease can be canceled by the Company with six months notice beginning March 1, 2014.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), is trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS.” On November 12, 2012, the closing price of our Common Stock as reported on the NASDAQ Global Market was $3.04 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2012 and 2011, as reported by the NASDAQ Global Market.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First quarter	$11.60	$7.12	$27.19	$15.55
Second quarter	$11.60	$7.90	$30.80	$19.56
Third quarter	$8.40	$3.75	$26.03	$17.08
Fourth quarter	$4.43	$3.27	$21.65	$7.86

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for: the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2007.

$160
$140
$120
$100
$80
$60
$40
$20
$0
Value of $100 Invested
9/30/07
9/30/08
9/30/09
9/30/10
9/30/11
9/30/12
Year
Amtech Systems, Inc.
NASDAQ Composite Index
NASDAQ Indistrual Index

HOLDERS

As of November 12, 2012, there were 532 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 5,817 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2012, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	891,293	9.37	443,478
Equity compensation plans not approved by security holders	—		—
Total	891,293		443,478
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments thereto.

COMPANY PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities in fiscal 2012.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2012	2011	2010	2009	2008
Operating Data:
Net revenue	$81,539	$246,705	$120,019	$52,973	$80,296
Gross profit	$9,193	$90,657	$42,712	$15,019	$22,961
Gross profit %	11%	37%	36%	28%	29%
Operating income (loss) (1)	$(32,984)	$38,279	$15,909	$(1,938)	$3,802
Net income (loss) attributable to Amtech Systems, Inc. (2)	$(23,031)	$22,882	$9,563	$(1,589)	$2,857
Earnings (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings (loss) per share	$(2.43)	$2.41	$1.06	$(0.18)	$0.33
Diluted earnings (loss) per share	$(2.43)	$2.34	$1.04	$(0.18)	$0.32
Order backlog(3)	$18,703	$85,892	$94,427	$32,357	$46,719
Balance Sheet Data:
Cash and cash equivalents	$46,726	$67,382	$56,764	$42,298	$37,501
Working capital	$60,232	$94,057	$65,638	$55,868	$58,275
Current ratio	2.4:1	2.2:1	2.3:1	4.1:1	3.2:1
Total assets	$129,022	$205,865	$136,101	$92,526	$102,355
Total current liabilities	$42,611	$80,794	$50,816	$18,077	$26,159
Long-term obligations	$2,360	$2,740	$1,042	$644	$1,663
Total stockholders' equity	$84,051	$122,331	$84,243	$73,805	$74,533
____________________

(1)
Includes $12.8 million of expense related to inventory write-downs and loss contracts for inventory purchase commitments, and $5.4 million of impairment charges in fiscal 2012. Includes $2.9 million of expense related to reacquired shares in fiscal 2011.

(2)	Includes $2.4 million and $1.0 million of losses in fiscal 2012 and 2011, respectively, resulting from the 55% controlling interest in Kingstone acquired February 18, 2011.

(3)	The backlog as of September 30, 2009 and 2008 includes $1.2 million and $1.3 million, respectively, of deferred revenue on which we realized no gross margin.

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

Overview

We are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) and PSG (phosphosilicate glass) equipment. We also manufacture polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of LED's, optics, quartz, ceramics and metal parts, and for manufacturers of medical equipment components. Since the 2011 acquisition of Kingstone, we have advanced the development of an ion implanter to provide our solar customers with a more complete solution for their next-generation high-efficiency solar cell production.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. In 2012, the solar cell industry experienced a structural imbalance between supply and demand and we expect this structural imbalance to continue into 2013. This imbalance has negatively impacted our results of operations and is expected to do so in the future.

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  In October 2007, we acquired R2D Automation SAS, which allowed us to provide our diffusion furnaces with integrated automation that is also sold as a stand-alone product. In February 2011, we acquired a 55% ownership interest in Kingstone Technology Hong Kong, Limited ("Kingstone"), a holding company that owns 100% of Kingstone Semiconductor Company Ltd., a Shanghai-based technology company specializing in ion implant solutions for the solar industry.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of sales	73.0%	62.8%	63.9%
Write-down of inventory	12.7%	0.5%	0.5%
Losses on inventory purchase commitments	3.0%	—%	—%
Gross margin	11.3%	36.7%	35.6%
Selling, general and administrative	28.3%	17.6%	20.0%
Impairment and restructuring charges	6.7%	—%	0.5%
Research and development	16.8%	2.3%	1.8%
Expense related to reacquired shares	—%	1.2%	—%
Operating income (loss)	(40.5)%	15.6%	13.3%
Interest and other income (expense), net	—%	—%	(0.2)%
Income (loss) before income taxes	(40.5)%	15.6%	13.1%
Income tax provision (benefit)	(6.5)%	6.6%	5.1%
Net income (loss)	(34.0)%	9.0%	8.0%
Add: net loss attributable to noncontrolling interest	5.6%	0.3%	—%
Net income (loss) attributable to Amtech Systems, Inc.	(28.4)%	9.3%	8.0%

Fiscal 2012 compared to Fiscal 2011

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large thermal systems sales, revenue and operating income can be significantly impacted by the timing of system shipments, the net impact of revenue deferral on those shipments, and recognition of revenue based on customer acceptances. See Critical Accounting Policies – Revenue Recognition.

Net revenue for the years ended September 30, 2012 and 2011 were $81.5 million and $246.7 million, respectively; a decrease of $165.2 million or 67%. Revenue decreased primarily due to significantly lower capital expenditures for equipment by our customers as they curtailed capacity expansion plans during the industry downturn, partially offset by increased recognition of previously-deferred revenue. Net revenue from the solar market was $44.2 million and $211.9 million in fiscal 2012 and 2011, respectively; a 79% decrease. Net revenue from all other markets served was $37.3 million in fiscal 2012 compared to $34.8 million in fiscal 2011, an increase of 7%, due primarily to increased demand from the semiconductor and LED markets.

The current supply / demand imbalance and global economic conditions have negatively impacted growth in the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. These supply / demand imbalances and global economic conditions have negatively impacted our results. We expect this downturn to continue into 2013, and it is difficult to predict when the market will improve.

Backlog

Our backlog as of September 30, 2012 and 2011 was $18.7 million and $85.9 million, respectively. Our backlog as of September 30, 2012 included approximately $13.8 million of orders and deferred revenue from our solar industry customers compared to $71.2 million as of September 30, 2011. New orders booked in fiscal 2012 were $40.9 million compared to $239.8 million in fiscal 2011. As the majority of the backlog is denominated in Euros, the weakening of the Euro during fiscal 2012 resulted in a decrease in backlog of approximately $3.7 million. At the end of fiscal 2012, one customer accounted for 10% of our total backlog. At the end of fiscal 2011, two customers individually accounted for 22% and 10% of our total backlog, respectively.

Our order pipeline has slowed significantly, due mainly to the worldwide overcapacity of solar cell production. The pipeline is also negatively influenced by slower growth in demand caused by the frequently-fluctuating government subsidies for solar energy installations. In fiscal 2012, $5.7 million of customer orders were canceled. These orders were not in our September 30, 2011 reported backlog as they were previously expected to ship beyond twelve months.

The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped but which have not met the criteria for revenue recognition. We have excluded from reported backlog approximately $23 million of customer orders that have not been cancelled, but are not expected to ship in the next twelve months.

Gross Profit

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percentage of net revenue.

The timing of revenue recognition can have a significant effect on gross margin when a portion of the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to holdbacks is recognized in a later period. The portion of revenue attributed to the holdbacks generally comprises 10-20% of an order and has a significantly higher gross margin percentage.

Gross profit for the years ended September 30, 2012 and 2011 was $9.2 million and $90.7 million respectively; a decrease of $81.5 million or 90%. Gross margin for fiscal 2012 and 2011 was 11% and 37%, respectively. In fiscal 2012, our cost of goods sold includes $12.8 million of costs for inventory write-downs and losses on inventory purchase commitments. These losses resulted from the industry downturn and the overall decrease in manufacturing activities. Lower gross profit and gross margins were also negatively impacted by lower sales volumes which resulted in less efficient capacity utilization. These lower profits were partially offset by higher recognition of previously-deferred profit. In fiscal 2012, we had a net recognition of previously-deferred profit of $16.1 million compared to a net profit deferral of $16.6 million in fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, as well as facility costs, sales commissions, legal and accounting fees and promotional marketing expenses.

Total selling, general and administrative (SG&A) expenses for the year ended September 30, 2012 were $23.1 million or 28% of net revenue. For the year ended September 30, 2011, SG&A expenses were $43.7 million or 18% of net revenue. SG&A expenses include $1.8 million and $1.5 million of stock-based compensation expense for fiscal 2012 and 2011, respectively. The decrease in SG&A expenses was primarily due to lower commissions and shipping costs related to lower revenues and company-wide cost reduction initiatives.

Impairment and Restructuring Charges

Impairment charges for the year ended September 30, 2012 were $5.4 million. There were no impairment or restructuring charges in fiscal 2011.

The Company conducted its periodic assessment of long-lived assets in the fourth quarter of fiscal 2012. The Company identified an impairment of the goodwill in two of its reporting units that serve the solar equipment market resulting in a $4.7 million impairment charge, due primarily to the current supply / demand imbalance in the solar equipment market, the expectation that the market downturn will continue into 2013 and the decline in the market value of the shares of solar companies.

The Company also recorded charges of $0.7 million in fiscal 2012 for impairment of assets related to license agreements with one of its technology partners. As a result of our technology partner's financial difficulties, their possible inability to service the product and insufficient revenues, management determined that the carrying value of the related assets is not recoverable.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Research and development	$14,723	$7,362	$2,986
Grants earned	(1,029)	(1,578)	(868)
Net research and development	$13,694	$5,784	$2,118

Research and development costs for the fiscal year ended September 30, 2012 increased $7.9 million compared to fiscal 2011. Increased investment in research and development relates primarily to development of a solar ion implanter. Additional investments were made in the development of other technologies and processes for solar cell manufacturing to increase throughput and cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses.

Expense Related to Reacquired Shares

In fiscal 2011, an expense of $2.9 million was recorded in connection with the repurchase of Amtech shares for cash, such shares being those issued in the acquisition of Kingstone. In September 2011, the Company agreed to amend the original stock purchase agreement, to repurchase the shares for cash in the amount of $4.1 million, $2.9 million in excess of market value of those shares, in order to protect Amtech's reputation as an acquirer of new technologies and businesses.

Income Tax Provision

Our effective tax rate was approximately 16% in fiscal 2012 and 42% in 2011. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The effective tax rate in 2012 was lower than in 2011and the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses related to the ion implant research and development and the 25% tax rate applicable to the losses in The Netherlands.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies. At the end of 2011 we restructured our European operations to lower the tax rate on the Netherlands operations from 35% to a marginal rate of 25% and to as low as 5% on income derived from qualified new technologies, as we intend to permanently reinvest future Dutch earnings in our foreign operations. The effect of the restructure on our tax rate depends on the amount of income or loss earned in the Netherlands, as well as the portion of such income that can be demonstrated to have been derived from qualified new technologies, as well as the factors mentioned above.
We expect our future effective tax rate to be favorably affected by our tax planning strategies when: (1) we enter the next upturn in the solar industry; (2) upon realizing expected earnings from our investments in the ion implant technology; and (3) as we resolve our uncertain tax positions.

Fiscal 2011 compared to Fiscal 2010

Net Revenue

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

The timing of revenue recognition can have a significant effect on gross margin when a portion of the equipment revenue of an order is recognized in one period and the remainder of the revenue attributed to holdbacks is recognized in a later period. The portion of revenue attributed to the holdbacks generally comprises 10-20% of an order and has a significantly higher gross margin percentage.

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

Impairment and Restructuring Charges

There were no impairment or restructuring charges in fiscal 2011. Impairment charges for fiscal 2010 were $0.6 million and were related to licenses that were determined not to be fully recoverable.

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

Research and development expenses increased primarily due to increased research on new solar (photovoltaic) cell manufacturing technologies to increase cell efficiency. We receive reimbursements through governmental research and development grants which are netted against these expenses. In fiscal 2011, we invested $1.5 million in research and development activity related to a solar ion implanter.

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

Liquidity and Capital Resources

As of September 30, 2012 and 2011, cash and cash equivalents were $46.7 million and $67.4 million, respectively. As of September 30, 2012 and 2011, restricted cash was $4.6 million and $6.6 million, respectively. Restricted cash decreased due to the usage of funds deposited in escrow for the ion implant development project, partially offset by an increase in customer deposits requiring bank guarantees collateralized by cash and an increase in restricted cash related to ion implant research and development grants. Our working capital was $60.2 million as of September 30, 2012 and $94.1 million as of September 30, 2011. The decline in working capital results primarily from the net loss in 2012. The decrease in cash was primarily cash used in operating activities of $12.4 million discussed below, $4.1 million used to repurchase shares related to the Kingstone acquisition and $1.5 million of cash used in investing activities discussed below. Our ratio of current assets to current liabilities was 2.4:1 as of September 30, 2012 compared to 2.2:1 as of September 30, 2011.

At September 30, 2012, we have a current tax liability of $7.1 million. Also see information below regarding payments expected as a result of contractual obligations. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

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

	Fiscal Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(12,438)	$15,426	$15,800
Net cash used in investing activities	$(1,542)	$(6,238)	$(2,929)
Net cash provided by (used in) financing activities	$(4,108)	$2,058	$1,413

Cash Flows from Operating Activities

Cash used in operating activities was $12.4 million in fiscal 2012. Cash provided by our operating activities was $15.4 million and $15.8 million in fiscal 2011 and 2010, respectively. During fiscal 2012 cash declined primarily due to losses from operations, adjusted for non-cash charges. Cash also decreased due to decreases in liabilities such as deferred profit, income taxes, accounts payable and other accruals, partially offset by collections of accounts receivable. During fiscal 2011, cash was generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated by increases in current liabilities, such as deferred profit, accrued income taxes and accrued compensation. These increases in fiscal 2011 were partially offset by increases in inventory and accounts receivable due to the record volume of shipments. During fiscal 2010 cash was primarily generated by earnings from operations, adjusted for non-cash charges. Additional cash was generated in fiscal 2010 by increases in current liabilities, such as customer deposits received with sales orders, accounts payable, accrued compensation and deferred profit. These increases in fiscal 2010 were offset by an increase in restricted cash due to customers requiring bank guarantees for their deposits, an increase in inventory necessary to fulfill our backlog of orders, an increase in accounts receivable due to the record volumes of shipments, as well as an increase in prepayments to vendors to take advantage of available discounts.

Cash Flows from Investing Activities

Our investing activities for fiscal 2012, 2011 and 2010 used cash of $1.5 million, $6.2 million and $2.9 million, respectively. During fiscal 2012, $1.3 million of cash was used for capital expenditures. During fiscal 2011, investing activities include the $1.1 million cash portion of the acquisition of a 55 percent interest in Kingstone. We also invested $5.2 million in capital expenditures in fiscal 2011, including the purchase of the existing corporate office building for $1.0 million. Additional capital investments in The Netherlands and France were made in fiscal 2011 to support our growth and expansion. During fiscal 2010, the company made capital expenditures of $2.9 million, including land in the Netherlands adjacent to our current manufacturing facilities for $1.0 million. We also invested in machinery and equipment and infrastructure in fiscal 2010 due to our capacity expansion, primarily at our Netherlands location.

Cash Flows from Financing Activities

Cash used in financing activities in fiscal 2012 was $4.1 million due to the repurchase of shares related to the Kingstone acquisition. Cash provided by financing activities in fiscal 2011 was $2.1 million, consisting primarily of $1.3 million of proceeds from employee exercises of stock options and $0.9 million of tax benefits related to stock options. Cash provided by financing activities in fiscal 2010 was $1.4 million, which primarily consists of $1.3 million cash received from employee exercises of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2012:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(dollars in thousands)
Operating lease obligations:
Buildings	2,636	926	796	507	407
Office equipment	69	58	11	—	—
Vehicles	507	191	280	36	—
Total operating lease obligations	3,212	1,175	1,087	543	407
Purchase obligations	12,118	12,118	—	—	—
Total	$15,330	$13,293	$1,087	$543	$407
Other commercial obligations:
Bank guarantees	$3,824	$3,824	$—	—	—

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

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation and inventory purchase commitments, accounts receivable collectability, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience, expectations regarding the future and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes. The calculation of tax liabilities involves significant judgment in identifying uncertain tax positions and estimating the amount of deferred tax assets that will be realized in the future and the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our operations and financial condition.

We are required to apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions and in determining whether certain tax benefits will be realized in the future. We are required to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies.

In fiscal 2012 and 2011, judgment was also exercised in determining the appropriate accounting for income taxes in connection with the reorganization of our Netherlands operations and estimating the appreciated value of certain intangibles that we transferred between taxing jurisdictions and the related tax on those transfers.

Inventory Valuation and Inventory Purchase Commitments. We value our inventory at the lower of cost or net realizable value. Costs for approximately 85% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

We must order components for our products and build inventory in advance of product shipments through issuance of purchase orders based on projected demand. These commitments typically cover our requirements for periods ranging from 30 to 180 days or longer when there a significant increase in demand or lead-times from suppliers. These purchase commitments may result in accepting delivery of components not needed to meet current demand.  We accrue for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled, and for excess inventories that will likely result in our taking delivery of ordered inventory items in excess of our projected needs. If there is an abrupt and substantial decline in demand for one or more of our products, an unanticipated change in technological requirements for any of our products, or a change in our suppliers' practice of not enforcing purchase commitments, we may be required to record additional charges for these items. This would negatively impact gross margin in the period when the charges are recorded.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2012, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Impairment of Long-lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Goodwill and indefinite-lived intangibles are also tested for impairment at least annually. When factors indicate that a long-lived asset should be evaluated for possible impairment, we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. We make judgments and estimates in establishing the carrying value of goodwill and other long-lived assets. Those judgments and estimates are modified as economic and market conditions change. Changes in these conditions may result in an inability to recover the carrying value of these assets and, therefore, may result in future impairment charges. Below is a more detailed explanation of the procedures we perform.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test of goodwill and indefinite-lived intangible assets. In the first step, we estimate the fair value of the reporting unit and compare it to its carrying value. When the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill and other intangibles not subject to amortization over their implied fair value.
 The methods used to estimate fair value of the reporting unit for the purpose of determining the implied fair value of goodwill include the market approach and discounted cash flows, as follows:

i.
One valuation methodology used is to determine the multiples of market value of invested capital (“MVIC”) of similar public companies to their revenue for the last twelve months (“LTM”) and next twelve months (“NTM”), and apply those multiples to the revenue for the comparable periods of the reporting unit being tested for impairment. This approach provides the closest estimate to quoted market prices that are readily available. However, we generally give less weight to this method, because the market value of the minority interest of public companies may not be relevant to the fair value of our wholly-owned reporting units, which are not public companies. Also, MVIC to revenue for the LTM uses a historical value in the calculation, while the market values tend to be forward looking. MVIC of revenue for the NTM involves the use of projections for both the comparable companies and the reporting unit.

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

iii.
As stated, we also use discounted cash flows as an indication of a third-party market price for the reporting unit in an arms-length transaction. This method requires projections of EBITDA (earnings before interest, taxes, depreciation and amortization) and applying an appropriate discount rate based on the weighted average cost of capital for the reporting unit.

We generally give the greatest weight, often 75% or more, to the discounted cash flow method, due to difficulty in identifying a sufficient number of companies that are truly comparable to a given reporting unit. This is because some of our reporting units are relatively small businesses serving niche markets.

The material estimates and assumptions used in the discounted cash flows method of determining fair value include (i) the appropriate discount rate, given the risk-free rate of return and various risk premiums, (ii) projected revenues, (iii) projected material cost as a percentage of revenue, and (iv) the rate of change in payroll and other expenses. Quantitatively, the discount rate is the assumption that has the most significant effect on the discounted cash flows. We determine the discount rate used based on input from a valuation firm, which applies various approaches taking into account the particular circumstances of the reporting unit in arriving at a recommendation. For annual valuations, we test the sensitivity of the assumptions used in our discounted cash flow projection with the aid of a valuation firm, which utilizes a Monte Carlo simulation model, wherein various probabilities are assigned to the key assumptions. Changes to economic and market assumptions could materially change the estimated fair values of the Company's reporting units and, therefore, may result in future impairment changes.

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

During fiscal 2012 and 2011, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million and approximately $0.2 million in fiscal 2012 and fiscal 2011, respectively. As of September 30, 2012, our foreign subsidiaries had $4.1 million of assets (cash and receivables) denominated in U.S. dollars, rather than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.4 million. As of the end of fiscal 2012, our foreign subsidiaries had $5.8 million of accounts payable, consisting primarily of amounts owed to our U.S. companies, denominated in U.S. dollars. Even though the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.6 million. Our net investment in and long-term advances to our foreign operations totaled $57.3 million as of September 30, 2012. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately a $5.7 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity. In fiscal 2012, we recognized a net other comprehensive loss of $4.7 million from translation adjustments.

During fiscal 2012 and 2011, U.S. dollar denominated sales of our European operations were $1.1 million and $2.9 million, respectively. As of September 30, 2012, sales commitments denominated in a currency other than the functional currency of our transacting operation were $1.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be $0.1 million greater or less than expected on the date the order was taken. As of September 30, 2012, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $ 0.4 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AMTECH SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2012 expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 6, 2012

PART I FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

Assets	September 30, 2012	September 30, 2011
Current Assets
Cash and cash equivalents	$46,726	$67,382
Restricted cash	4,644	6,571
Accounts receivable
Trade (less allowance for doubtful accounts of $517 and $246 at	7,486	14,447
September 30, 2012 and September 30, 2011, respectively)
Unbilled and other	10,807	30,822
Inventories	25,670	37,162
Deferred income taxes	3,460	9,560
Prepaid income taxes	1,400	4,260
Other	2,650	4,647
Total current assets	102,843	174,851

Property, Plant and Equipment - Net	12,387	12,680
Deferred income taxes - Long Term	470	—
Other Assets - Long Term	871	—
Intangible Assets - Net	4,096	5,021
Goodwill	8,355	13,313
Total Assets	129,022	$205,865

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,780	$8,928
Accrued compensation and related taxes	5,311	10,686
Accrued warranty expense	2,687	2,265
Deferred profit	10,236	27,608
Customer deposits	3,958	7,862
Other accrued liabilities	7,499	6,775
Income taxes payable	7,140	16,670
Total current liabilities	42,611	80,794
Income Taxes Payable Long-term	2,360	2,630
Deferred Income Taxes - Long Term	—	110
Total liabilities	44,971	83,534

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,483,588 and 9,431,393 at September 30, 2012 and September 30, 2011, respectively	95	94
Additional paid-in capital	77,377	83,207
Accumulated other comprehensive loss	(6,817)	(2,078)
Retained earnings	12,065	35,096
Total stockholders' equity	82,720	116,319
Noncontrolling interest	1,331	6,012
Total Equity	84,051	122,331
Total Liabilities and Stockholders' Equity	$129,022	$205,865
The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2012	2011	2010
Revenues, net of returns and allowances	$81,539	$246,705	$120,019
Cost of sales	59,511	154,881	76,725
Write-down of inventory	10,380	1,167	582
Losses on inventory purchase commitments	2,455	—	—
Gross profit	9,193	90,657	42,712
Selling, general and administrative	23,055	43,739	24,075
Research and development	13,694	5,784	2,118
Impairment charges	5,428	—	610
Expense related to reacquired shares	—	2,855	—
Operating income (loss)	(32,984)	38,279	15,909
Interest and other income (expense), net	66	30	(196)
Income (loss) before income taxes	(32,918)	38,309	15,713
Income tax provision (benefit)	(5,320)	16,190	6,150
Net income (loss)	(27,598)	22,119	9,563
Add: net loss attributable to noncontrolling interest	4,567	763	—
Net income (loss) attributable to Amtech Systems, Inc.	$(23,031)	$22,882	$9,563
Income (Loss) Per Share:
Basic income (loss) per share attributable to Amtech shareholders	$(2.43)	$2.41	$1.06
Weighted average shares outstanding	9,471	9,480	9,022
Diluted income (loss) per share attributable to Amtech shareholders	$(2.43)	$2.34	$1.04
Weighted average shares outstanding	9,471	9,764	9,237

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
And Comprehensive Income (Loss)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Number of Shares	Amount	Additional Paid- In Capital
Balance at
September 30, 2009	8,962	$90	$70,403	$661	$2,651	$73,805	$—	$73,805
Net income					9,563	9,563		9,563
Translation adjustment				(1,643)		(1,643)		(1,643)
Comprehensive income						7,920		7,920
Share repurchase			202			202		202
Stock compensation expense			987			987		987
Restricted shares released	34	—				—		—
Stock options exercised	214	2	1,327			1,329		1,329
Balance at
September 30, 2010	9,210	$92	$72,919	$(982)	$12,214	$84,243	$—	$84,243
Net income					22,882	22,882	(763)	22,119
Translation adjustment				(1,096)		(1,096)	(40)	(1,136)
Comprehensive income						21,786	(803)	20,983
Deferred tax asset recorded due to legal reorganization			4,025			4,025		4,025
Acquired interest in Kingstone	153	2	3,833			3,835	6,815	10,650
Share repurchase	(153)	(2)	(1,223)			(1,225)		(1,225)
Tax benefit of stock options			855			855		855
Stock compensation expense			1,470			1,470		1,470
Restricted shares released	43	—				—		—
Stock options exercised	178	2	1,328			1,330		1,330
Balance at
September 30, 2011	9,431	$94	$83,207	$(2,078)	$35,096	$116,319	$6,012	$122,331
Net loss					(23,031)	(23,031)	(4,567)	(27,598)
Translation adjustment				(4,739)		(4,739)	(114)	(4,853)
Comprehensive loss						(27,770)	(4,681)	(32,451)
Write-off of foreign tax credits due to legal reorganization			(7,595)			(7,595)		(7,595)
Stock compensation expense			1,763			1,763		1,763
Restricted shares released	52	1	(1)			—		—
Stock options exercised	1	—	3			3		3
Balance at
September 30, 2012	9,484	$95	$77,377	$(6,817)	$12,065	$82,720	$1,331	$84,051

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2012	2011	2010
Operating Activities
Net income (loss)	$(27,598)	$22,119	$9,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,858	2,814	1,763
Write-down of inventory	10,380	1,167	582
Loss on inventory purchase commitments	2,455	—	—
Provision for (reversal of) allowance for doubtful accounts	300	139	(56)
Deferred income taxes	3,781	(635)	(1,402)
Impairment of long-lived assets	5,428	—	610
Non-cash share based compensation expense	1,763	1,470	987
Changes in operating assets and liabilities:
Change in restricted cash	1,781	(274)	(4,763)
Accounts receivable	23,700	(21,399)	(11,621)
Inventories	(2,130)	(14,194)	(12,128)
Accrued income taxes	(12,683)	7,834	6,549
Prepaid expenses and other assets	1,817	(1,740)	(1,752)
Accounts payable	(2,807)	(3,644)	8,436
Accrued liabilities and customer deposits	(5,387)	5,137	12,057
Deferred profit	(16,096)	16,632	6,975
Net cash provided by (used in) operating activities	(12,438)	15,426	15,800
Investing Activities
Purchases of property, plant and equipment	(1,306)	(5,183)	(2,929)
Investment in acquisitions, net of cash	—	(1,055)	—
Investment in note receivable	—	—	(1,000)
Proceeds from note receivable	—	—	1,000
Other	(236)	—	—
Net cash used in investing activities	(1,542)	(6,238)	(2,929)
Financing Activities
Proceeds from issuance of common stock, net	3	1,330	1,328
Repurchase of common stock	(4,080)	—	—
Payments on long-term obligations	(31)	(127)	(117)
Excess tax benefit of stock options	—	855	202
Net cash provided by (used in) financing activities	(4,108)	2,058	1,413
Effect of Exchange Rate Changes on Cash	(2,568)	(628)	182
Net Increase in Cash and Cash Equivalents	(20,656)	10,618	14,466
Cash and Cash Equivalents, Beginning of Year	67,382	56,764	42,298
Cash and Cash Equivalents, End of Year	$46,726	$67,382	$56,764
Supplemental Cash Flow Information:
Income tax refunds	$1,115	$282	$665
Income tax payments	5,030	8,451	1,508
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	1,586	—	—
Issuance of common stock for acquisition of interest in Kingstone	—	3,835	—
Repurchase of common stock financed with current liabilities	—	1,225	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2012, 2011 and 2010

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) designs, assembles, sells and installs capital equipment and related consumables used in the manufacture of wafers, primarily for the solar and semiconductor industries. The Company is developing an ion implanter to provide its customers with a more complete solution for their next-generation high-efficiency solar cell production. The Company sells these products to manufacturers of solar cells, silicon wafers, and semiconductors worldwide, particularly in Asia, United States and Europe.

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

Change in Accounting Estimate - The Company regularly reviews inventory quantities and inventory purchase commitments and writes down excess and obsolete inventory to its net realizable value, and records a loss for expected purchase order cancellation charges and for excess inventory purchase commitments that cannot be cancelled. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Due to a downturn in the solar industry, product demand and production requirements have declined significantly. As the Company began it's annual budget review in the fourth quarter of fiscal 2012, it determined that the downturn was expected to continue at least in 2013. As a result, the Company recorded a write-down of inventory of $10.4 million for the fiscal year ended September 30, 2012. The Company also recorded a loss of $2.5 million for the fiscal year ended September 30, 2012 on inventory purchase commitments. The inventory write-down and loss on inventory purchase commitments reduced operating income by $12.8 million, reduced net income attributable to Amtech shareholders by $9.7 million and increased basic and diluted loss per share by $1.01 cents per share.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2012	2011	2010
	(dollars in thousands)
Deferred revenues	$11,200	$29,666	$12,577
Deferred costs	964	2,058	1,138
Deferred profit	$10,236	$27,608	$11,439

Cash Equivalents – Cash equivalents in the United States consist of money market mutual funds invested in securities issued by the U.S. Government and its agencies and time deposits. In Europe cash equivalents consist of money market mutual funds and time deposits.

Restricted Cash – Restricted cash of $4.6 million and $6.6 million as of September 30, 2012 and 2011, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of September 30, 2012, also includes cash received from research and development grants related to our ion implant technology to be used for research and development projects. Restricted cash as of September 30, 2011, also included $4.3 million in an escrow account related to the acquisition of Kingstone Technology Hong Kong Limited (Kingstone). See Note 10 “Acquisition,” for additional information regarding the Kingstone acquisition.

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

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Balance at beginning of year	$246	$181	$465
Provision / (adjustment)	271	115	(56)
Write offs	—	(50)	(228)
Balance at end of year	$517	$246	$181

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customers consist of manufacturers of solar cells, semiconductors, semiconductor wafers, LEDs and MEMS located throughout the world. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

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

As of September 30, 2012, two customers individually represented 14% and 12% of accounts receivable. As of September 30, 2011 one customer represented 33% of accounts receivable. Accounts receivable from Yingli Green Energy (Yingli) was 14% and 33% as of September 30, 2012 and 2011, respectively.

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

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 85% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30, 2012	September 30, 2011
	(dollars in thousands)
Purchased parts and raw materials	$19,644	$24,925
Work-in-process	2,328	8,257
Finished goods	3,698	3,980
	$25,670	$37,162

Property, Plant and Equipment - Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation and amortization are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation and amortization is computed using the straight-line method. Depreciation expense was $2.2 million, $2.1 million and $1.3 million in fiscal 2012, 2011 and 2010, respectively. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings twenty years.

The following is a summary of property, plant and equipment:

	September 30, 2012	September 30, 2011
	(dollars in thousands)
Land, building and leasehold improvements	$10,476	$10,636
Equipment and machinery	7,272	6,003
Furniture and fixtures	5,458	5,434
	23,206	22,073
Accumulated depreciation and amortization	(10,819)	(9,393)
	$12,387	$12,680

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate. In the fourth quarter of fiscal 2012, the Company recorded a charge for impairment of goodwill in two of its reporting units. See Note 9, "Impairment Charge" for a description of the facts and circumstances leading to the goodwill impairment charge.

	Years Ended September 30,
	2012	2011
	(dollars in thousands)
Balance at beginning of year	$13,313	$4,839
Goodwill recognized due to acquisition	—	8,479
Impairment of goodwill	(4,735)	—
Net exchange differences	(223)	(5)
Balance at end of year	$8,355	$13,313

Intangibles - Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $0.7 million, $0.8 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.7 million, $0.7 million, $0.5 million, $0.4 million and $0.2 million in 2013, 2014, 2015, 2016 and 2017 and $1.6 million, thereafter.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 9, “Impairment Charge” for a description of the facts and circumstances surrounding the impairment charges in fiscal years ending September 30, 2012 and 2010.

In the second quarter of fiscal 2011, the Company acquired a 55% ownership interest in Kingstone, a Hong Kong-based holding company that owns 100% of Kingstone Semiconductor Company Ltd, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. The intangible assets of Kingstone consist of in-process research and development, non-compete agreements, technology and the trade name totaling $3.2 million. The fair value of the intangible assets was determined by a valuation approach that estimates the future economic benefit stream of the asset determined with the assistance of an independent third-party consultant. The benefit stream was then discounted to present value with an appropriate risk-adjusted discount rate. See Note 10, “Acquisition,” for detail of the intangible assets acquired.

The following is a summary of intangibles:

	Useful Life	September 30, 2012	September 30, 2011
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,057	$1,066
Customer lists	10 years	828	876
Technology	5-10 years	2,341	2,436
Licenses	10 years	—	500
In-process research and development	(1)	1,600	1,600
Other	2-10 years	325	97
		6,151	6,575
Accumulated amortization		(2,055)	(1,554)
		$4,096	$5,021

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

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Beginning balance	$2,265	$1,843	$1,429
Warranty expenditures	(1,831)	(1,199)	(622)
Reserve provision	2,253	1,621	1,036
Ending balance	$2,687	$2,265	$1,843

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

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Research and development	$14,723	$7,362	$2,986
Grants earned	(1,029)	(1,578)	(868)
Net research and development	$13,694	$5,784	$2,118

Shipping expense – Shipping expenses of $1.7 million, $5.9 million and $2.5 million for fiscal 2012, 2011 and 2010 are included in selling, general and administrative expenses.

Foreign Currency Transactions and Translation – The functional currency of the Company’s European operations is the Euro. Net income includes pretax net losses from foreign currency transactions of less than $0.1 million, $0.2 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

Income Taxes - The Company files consolidated federal income tax returns in the United States for all subsidiaries except those in the Netherlands, France, Hong Kong and China, where separate returns are filed. The Netherlands operations file separate returns in that country and, prior to fiscal 2012, were included in the United States consolidated return. The Company computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax laws. The Company also accrues a liability for uncertain tax positions when it is more likely than not that such tax will be incurred.

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management and based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated.

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

Stock-based compensation expense for the fiscal years ended September 30, 2012, 2011 and 2010 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands, except per share amounts)
Effect on income before income taxes (1)	$(1,763)	$(1,470)	$(987)
Effect on income taxes	$255	$495	$429
Effect on net income	$(1,508)	$(975)	$(558)

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

	Years Ended September 30,
	2012	2011	2010
Risk free interest rate	1.12%	2%	2%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	70%	70%	69%

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

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in the Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant.

The Company’s employees in the Netherlands, approximately 170, participate in a multi-employer union plan Pensioenfonds Metaal en Techniek (PMT), determined in accordance with the collective bargaining agreements effective for the industry in the Netherlands. This collective bargaining agreement has no expiration date. This multiemployer union plan covers approximately 34,000 companies and 1.2 million participants. Amtech's contribution to the multiemployer union plan is less than 5.0% of the total contributions to the plan. The plan monitors its risks on a global basis, not by company or employee, and is subject to regulation by Dutch governmental authorities. By law (the Dutch Pension Act), a multiemployer union plan must be monitored against specific criteria, including the coverage ratio of the plan assets to its obligations. This coverage ratio must exceed 104.3% for the total plan. Every company participating in a Dutch multiemployer union plan contributes a premium calculated as a percentage of its total pensionable salaries, with each company subject to the same percentage contribution rate. The premium can fluctuate yearly based on the coverage ratio of the multiemployer union plan. The pension rights of each employee are based upon the employee’s average salary during employment, the years of service, and the participants age at the time of retirement.

The Company's net periodic pension cost for this multiemployer union plan for any period is the amount of the required contribution for that period. A contingent liability may arise from, for example, possible actuarial losses relating to other participating entities because each entity that participates in a multiemployer union plan shares in the actuarial risks of every other participating entity or any responsibility under the terms of a plan to finance any shortfall in the plan if other entities cease to participate

The coverage ratio of the multiemployer union plan is 91% as of September 30, 2012. Because of the low coverage ratio PMT prepared and executed a “Recovery Plan” which was approved by De Nederlandsche Bank, the Dutch central bank, which is the supervisor of all pension companies in the Netherlands. As a result of the Recovery Plan, the employer's premium percentage increased to 16.0% of pensionable wages in calendar year 2012. The coverage ratio is calculated by dividing the plan assets by the total sum of pension liabilities and is based on actual market interest. If the coverage ratio does not increase to 100% by December 31, 2012, the premium percentage may increase in calendar year 2013. As of October 31, 2012 PMT's total plan assets were $58.2 billion and the actuarial present value of accumulated plan benefits was $64.1 billion.

Below is a table of contributions made by the Company to multiemployer pension plans.

	Contributions
	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Pensioenfonds Metaal en Techniek (PMT)	$1,021	$913	$548
Other plans	181	192	149
Total	$1,202	$1,105	$697

The Company's defined contribution plans covers substantially of the employees in the United States. The Company matches employee funds on a discretionary basis. The match was insignificant in fiscal years 2012, 2011 and 2010.

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

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the Common Stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2022. Options issued by the Company vest over 1 to 4 years. The Company may also grant restricted stock awards under the 2007 Plan.

As of September 30, 2012 and 2011, the unamortized expense related to restricted shares was $0.8 million and $0.8 million and it is expected to be recognized over two and three years, respectively.

Restricted stock transactions and outstanding are summarized as follows:

	Years Ended September 30,
	2012		2011		2010
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	120,970	$9.42	128,751	$6.34	122,875	$5.85
Awarded	60,600	7.98	35,517	17.28	40,751	8.00
Released	(51,595)	8.72	(43,298)	6.78	(33,625)	6.46
Forfeited	(2,000)	7.22	—	—	(1,250)	8.20
Ending Outstanding	127,975	$9.06	120,970	$9.42	128,751	$6.34

Stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	1,400,000	352,878	688,668	Apr. 2017
1998 Employee Stock Option Plan	500,000	—	79,772	Jan. 2008
Non-Employee Directors Stock Option Plan	350,000	90,600	122,853	Jul. 2015
		443,478	891,293

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	611,384	$10.02	636,283	$7.59	691,403	$7.03
Granted	285,400	7.98	155,233	16.89	165,499	8.05
Exercised	(600)	5.33	(178,882)	7.35	(214,094)	6.19
Forfeited/canceled	(4,891)	9.50	(1,250)	6.94	(6,525)	5.70
Outstanding at end of period	891,293	9.37	611,384	$10.02	636,283	$7.59

Exercisable at end of period	400,638	$9.25	232,018	$8.31	259,595	$7.97

Weighted average grant-date fair value of options granted during the period	$4.95		$10.57		$4.98

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2012:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)
3.01 - 7.00	273,353	6.2	$5.06	$—
7.01 - 10.00	314,400	8.7	7.97	—
10.01 - 15.00	158,387	6.6	12.32	—
15.01 - 23.00	145,153	8.1	17.33	—
	891,293	7.5	$9.37	$—
Vested and expected to vest as of September 30, 2012	879,805	7.4	$9.38	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
3.01 - 7.00	191,162	$5.09	$—
7.01 - 10.00	31,000	7.84	—
10.01 - 15.00	130,161	12.68	—
15.01 - 23.00	48,315	17.33	—
	400,638	$9.25	$—

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.31 per share as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2012, 2011 and 2010 was less than $0.1 million, $1.3 million and $1.8 million, respectively.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income (loss). In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 1,020,000, 145,000 and 229,000 shares are excluded from the fiscal 2012, 2011 and 2010 earnings per share calculations as they are anti-dilutive.

	2012	2011	2010
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(23,031)	$22,882	$9,563
Weighted Average Shares Outstanding:
Common stock	9,471	9,480	9,022
Basic earnings (loss) per share attributable to Amtech shareholders	$(2.43)	$2.41	$1.06
Diluted Earnings Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(23,031)	$22,882	$9,563
Weighted Average Shares Outstanding:
Common stock	9,471	9,480	9,022
Common stock equivalents (1)	—	284	215
Diluted shares	9,471	9,764	9,237
Diluted earnings (loss) per share attributable to Amtech shareholders	$(2.43)	$2.34	$1.04

(1) The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Stockholders’ Equity

Stock Repurchase Program – On August 17, 2011, the Board of Directors of Amtech Systems, Inc. approved a stock repurchase program, pursuant to which the Company may repurchase up to $5,000,000 of its common stock over a one-year period commencing on August 18, 2011. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated purchases. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases under the program will be funded from available working capital. The program may be commenced, suspended or terminated at any time within the one-year period, or from time-to-time at management's discretion without prior notice. There were no repurchases in fiscal 2012 and the repurchase program expired in fiscal 2012.

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

5. Commitments and Contingencies

Purchase Obligations – As of September 30, 2012, we had unrecorded purchase obligations in the amount of $12.1 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated. The Company recorded a $2.5 million loss on inventory purchase commitments for the fiscal year ended September 30, 2012.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Operating Leases – The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $1.4 million, $1.2 million, $1.0 million in fiscal 2012, 2011 and 2010, respectively. As of September 30, 2012, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $3.2 million, of which $1.2 million, $0.7 million, $0.4 million, $0.3 million and $0.2 million is payable in fiscal 2013, 2014, 2015, 2016 and 2017, respectively, and $0.4 million, thereafter.

6. Major Customers and Foreign Sales

In fiscal 2012, one customer accounted for 11% of net revenue . In fiscal 2011, two customers individually accounted for 15% and 14% of net revenue. In fiscal 2010, one customer accounted for 28% of net revenue. Yingli accounted for 7%, 15% and 28% of our net revenue in fiscal 2012, 2011 and 2010, respectively.

Our net revenues for fiscal 2012, 2011 and 2010 were to customers in the following geographic regions:

	Years Ended September 30,
	2012	2011	2010
United States	13%	6%	7%

Taiwan	9%	16%	17%
China	43%	69%	64%
Other	14%	3%	3%
Total Asia	66%	88%	84%
Germany	8%	3%	3%
Other	13%	3%	6%
Total Europe	21%	6%	9%
	100%	100%	100%

7. Geographic Regions

The Company has operations in The Netherlands, United States, France and China. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Net revenue:
The Netherlands	$48,294	$195,404	$88,467
United States	27,638	24,079	15,020
France	5,584	26,347	16,532
China	23	875	—
	$81,539	$246,705	$120,019

Operating income (loss):
The Netherlands	$(18,686)	$28,724	$12,165
United States	(1,025)	(1,742)	(1,955)
France	(3,041)	12,992	5,699
China	(10,232)	(1,695)	—
	$(32,984)	$38,279	$15,909

		As of September 30,
		2012	2011
Net Long-lived Assets (excluding intangibles and goodwill)
The Netherlands		$9,555	$9,960
United States		1,448	1,642
France		676	874
China		708	204
		$12,387	$12,680

8. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Current:
Domestic Federal	$2,440	800	$200
Foreign	(9,380)	15,910	7,200
Domestic state	(90)	110	110
Total current	(7,030)	16,820	7,510

Deferred:
Domestic Federal	—	(100)	(1,540)
Foreign	1,700	(520)	180
Domestic state	10	(10)	—
Total deferred	1,710	(630)	(1,360)
Total provision (benefit)	$(5,320)	$16,190	$6,150

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of thirty-five percent is as follows:

	Year Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Tax provision (benefit) at the statutory federal rate	$(11,190)	$13,410	$5,340
Effect of permanent book-tax differences	2,010	510	240
State tax provision	(80)	100	20
Valuation allowance for net deferred tax assets	1,740	470	90
Uncertain tax items	(240)	1,620	530
Expiration of foreign net operating loss	2,320	170	—
Other items	120	(90)	(70)
	$(5,320)	$16,190	$6,150

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Year Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$90	$150	470
Inventory write-downs	600	590	820
Accrued Warranty	20	(580)	370
Deferred profits	2,510	6,820	(180)
Accruals and reserves not currently deductible	240	2,580	650
Deferred tax assets - current net of valuation allowance	$3,460	$9,560	$2,130

Deferred tax assets (liabilities)- non-current:
Stock option expense	470	270	430
Book vs. tax basis of acquired assets	(1,280)	(760)	(670)
Foreign and state net operating losses	3,640	850	380
Book vs. tax depreciation and amortization	100	300	350
Foreign tax credits	—	—	2,540
Other deferred tax assets	140	90	20
Total deferred tax assets - net	3,070	750	3,050
Valuation allowance	(2,600)	(860)	(390)
Deferred tax assets (liabilities)- non-current, net of valuation allowance	$470	$(110)	$2,660

Changes in the deferred tax valuation allowance are as follows:

	Year Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Balance at the beginning of the year	$860	$390	$300
Additions (subtractions) to valuation allowance	1,740	470	90
Balance at the end of the year	$2,600	$860	$390

Accounting for income taxes requires that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Each quarter the valuation allowance is re-evaluated.
At September 30, 2012, the Company has net operating loss carryforwards in some states, China, Hong Kong and France which expire in varying amounts between 2013 and 2021. We have established a valuation allowance on all deferred tax assets related to these foreign and state net operating loss carryforwards, except those in France, as based on the weight of available evidence, it is more likely than not that they will not be realized.
Tax payments of $5.0 million were made and tax refunds of $1.1 million were received during fiscal 2012.

The Company applies the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (now codified as FASB ASC 740, “Income Tax”). In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Approximately $1.8 million of this total represents the amount that, if recognized, would favorably affect our effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Balances at beginning of the year	$2,630	$1,010	$480
Additions (reductions) related to current year tax positions	(390)	1,210	490
Additions related to tax positions taken in prior years	360	450	70
Reductions related to settlements with tax authorities	(240)	—	—
Reductions due to lapse of statute of limitations	—	(40)	(30)
Balance at the end of the year	$2,360	$2,630	$1,010

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net expense for interest and penalties of $0.4 million, $0.2 million and $0.1 million for fiscal years 2012, 2011 and 2010, respectively. Income taxes payable long-term on the consolidated balance sheets includes a cumulative accrual for potential interest and penalties of $0.7 million and $0.4 million as of September 30, 2012 and 2011 respectively. During the current fiscal year, we recorded a benefit of $0.2 million, resulting from the reversal of liabilities in taxing jurisdictions where a tax examination was finalized.

The Company does not expect that the amount of our tax reserves for uncertain tax positions will materially change in the next 12 months other than the continued accrual of interest and penalties.

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

These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. During fiscal year 2012, the IRS examination for the fiscal year ending September 30, 2009 was closed without adjustment.

9. Impairment Charge

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The methods used to estimate fair value include the market approach (Level 2) and discounted cash flows (Level 3). The Company gives the greatest weight to the discounted cash flow method. The material estimates and assumptions used in the discounted cash flows method of determining fair value include: projected revenues, material costs and the rates of increase in payroll and other expenses. Projected future cash flows are discounted at a risk-free rate of return adjusted for various risk premiums.

The Company conducted its periodic assessment of long-lived assets in the fourth quarter of fiscal 2012 and identified the need for an impairment charge in two of its reporting units that serve the solar equipment market. The assessment identified the need to record an impairment charge related to goodwill in the amount of $4.7 million, due primarily to the current supply / demand imbalance in the solar equipment market, the expectation that the market downturn will continue into 2013 and the decline in market value of shares of solar companies.

The Company also recorded charges of $0.7 million in fiscal 2012 for impairment of assets related to license agreements with one of its technology partners. As a result of our technology partner's financial difficulties, their possible inability to service the product and insufficient revenues, management determined that the carrying value of the related assets is not recoverable. In Fiscal 2010, an impairment charge of $0.6 million had been recorded for the excess of carrying value over the fair value of all the licenses. The fair value of the licenses had been determined through estimates of the present value of future cash flows based upon the anticipated future use of the licenses.

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

The Company paid $5.3 million to Silicon Jade, comprised of a cash payment in the amount of $1.4 million and 153,090 shares of the Company’s common stock with a value of $4.1 million as determined in accordance with the Purchase Agreement and approximately $3.8 million based upon the market price on the closing date. The Company paid $4.0 million to Kingstone comprised of a promissory note in the amount of $3.7 million (the “Stock Purchase Note”), and a cash payment of $0.3 million already paid by the Company pursuant to a prior agreement in exchange for newly issued Kingstone shares. In exchange for the purchase price of $9.3 million, the Company received fifty-five percent of the outstanding stock of Kingstone. The amount of $3.7 million was deposited into escrow by the Company to be released in accordance with the terms of the Purchase Agreement and applied to the principal balance of the Stock Purchase Note. The escrow funds have been released in full satisfaction of the Stock Purchase Note.

In addition to the purchase price described above, the Company has agreed to provide Kingstone with a loan in the amount of $4.0 million (the “Solar Tool Loan”), to be used for the development and manufacture of two beta versions of the Solar Tool. The Solar Tool Loan was funded during fiscal 2012 after the Stock Purchase Note had been paid in full.

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

On September 30, 2011, the Company entered into an agreement to amend the Purchase Agreement. In the amendment, the Company agreed to repurchase the 153,090 Amtech shares issued pursuant to the Purchase Agreement for cash in the amount of $4.1 million (the original value of Amtech shares calculated in the Purchase Agreement). At the date of the agreement to repurchase the shares their market value was $8.00 per share, or approximately $1.2 million. In accordance with the amendment, we agreed to pay $2.9 million in excess of market value of those shares in order to protect Amtech's reputation as an acquirer of new technologies and businesses, which amount is recorded in fiscal year 2011 as a current expense on a separate line in the Statement of Operations, “Expense Related to Reacquired Shares".

11. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012:	(in thousands, except per share amounts)
Revenue	$24,728	$21,566	$24,300	$10,945
Gross margin	$7,201	$4,048	$4,804	$(6,860)
Provision for income taxes	$(320)	$(220)	$(1,110)	$(3,670)
Net loss attributable to Amtech Systems, Inc.	$(876)	$(5,079)	$(2,965)	$(14,111)
Comprehensive loss attributable to Amtech Systems, Inc.	$(4,607)	$(2,877)	$(6,816)	$(13,470)
Net loss per share attributable to Amtech Systems, Inc.:
Basic	$(0.09)	$(0.54)	$(0.31)	$(1.49)
Shares used in calculation	9,446	9,479	9,479	9,482
Diluted	$(0.09)	$(0.54)	$(0.31)	$(1.49)
Shares used in calculation	9,446	9,479	9,479	9,482

Fiscal Year 2011:	(in thousands, except per share amounts)
Revenue	$53,712	$61,253	$71,871	$59,868
Gross margin	$19,597	$24,703	$26,116	$20,242
Provision for income taxes	$3,330	$5,100	$5,160	$2,600
Net income attributable to Amtech Systems, Inc.	$4,992	$7,517	$7,298	$3,075
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$3,539	$11,430	$8,744	$(1,927)
Net income per share:
Basic	$0.54	$0.79	$0.76	$0.32
Shares used in calculation	9,278	9,487	9,576	9,581
Diluted	$0.52	$0.77	$0.74	$0.31
Shares used in calculation	9,609	9,781	9,852	9,778

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AMTECH SYSTEMS, INC.

We have audited Amtech Systems, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of Amtech Systems, Inc., and our report dated December 6, 2012 expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 6, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K are incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

AMTECH SYSTEMS, INC.

December 6, 2012	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Executive Vice President –
Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	December 6, 2012
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	December 6, 2012
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	December 6, 2012
Bradley C. Anderson	(Principal Financial Officer)

*	Vice President and Chief Accounting Officer	December 6, 2012
Robert T. Hass	(Principal Accounting Officer)

*	Director	December 6, 2012
Michael Garnreiter

*	Director	December 6, 2012
Alfred W. Giese

*	Director	December 6, 2012
Egbert J.G. Goudena

*	Director	December 6, 2012
Robert F. King

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	A
3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	B
3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of January 4, 2008.	C
4.1
Amended and Restated Rights Agreement dated as of December 15, 2008, by between Amtech Systems, Inc. and Computershare Trust Company, N.A., as rights agent, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
D
4.2	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	B
10.1	Amtech Systems, Inc. 1998 Stock Option Plan, as amended through March 29, 2002.	E
10.2	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through March 11, 2010.	F
10.3	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended through March 11, 2010.	F
10.4	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	A
10.5	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	G
10.6	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	H
10.7	Amendment, dated as of July 1, 2012, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	G
10.8	Change of Control Severance Agreement, dated as of March 10, 2008 between Amtech Systems, Inc. and Bradley Anderson.	K
10.9	Amended and Restated Change of Control and Severance Agreement, dated March 11, 2010, between Amtech Systems, Inc. and Robert T. Hass.	F
10.10	Change of Control and Severance Agreement, dated as of April 25, 2011, between Amtech Systems, Inc. and Jeong Mo Hwang PhD.	I
10.11	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility located in Vassen, The Netherlands by Tempress Holdings B.V. from Mr. F. H. Van Berlo.	L
10.12	Stock Purchase and Sale Agreement, by and among Tempress Holdings, B.V., R2D Ingenierie SAS and the Shareholders of R2D Ingenierie SAS, dated as of October 8, 2007.	M
10.13
Stock Purchase and Sale Agreement by and among Amtech Systems, Inc., Silicon Jade Limited, Kingstone Technology Hong Kong Limited and the shareholders of Silicon Jade Limited, dated as of January 27, 2011.
N
10.14	Amendment to the Kingstone Stock Purchase and Sale Agreement, dated as of January 27, 2011, by and among Amtech Systems, Inc., Silicon Jade Limited, effective as of September 30, 2011.	O
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	*
24.1	Powers of Attorney	*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.PRE	Taxonomy Presentation Linkbase Document	**
101.CAL	XBRL Taxonomy Calculation Linkbase Document	**
101.LAB	XBRL Taxonomy Label Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.
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

+	Indicates management contract or compensatory plan or arrangement.
A	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.
B	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
C	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.
D	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.
E	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the 1998 Stock Option Plan), filed with the Securities and Exchange Commission on February 11, 2003.
F	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.
G	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
H	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
I	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2011.
J	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
K	Incorporated by reference to Amtech’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 3, 2012.
L	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
M	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2007.
N	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.
O	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the quarterly year ended September 30, 2011.