Form 10-Q
period 2012-12-31
AMTECH SYSTEMS INC
filed 2013-02-07
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2012
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
Shares of Common Stock outstanding as of February 1, 2013: 9,539,234

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,615	$46,726
Restricted cash	9,687	4,644
Accounts receivable
Trade (less allowance for doubtful accounts of $508 and $517 at December 31, 2012 and September 30, 2012, respectively)	5,824	7,486
Unbilled and other	8,923	10,807
Inventories	24,730	25,670
Deferred income taxes	3,480	3,460
Prepaid income taxes	1,440	1,400
Other	2,076	2,650
Total current assets	98,775	102,843
Property, Plant and Equipment - Net	12,265	12,387
Deferred Income Taxes -Long Term	450	470
Intangible Assets - Net	3,982	4,096
Goodwill	8,423	8,355
Other Assets - Long Term	1,005	871
Total Assets	$124,900	$129,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2012	September 30, 2012
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,729	$5,780
Accrued compensation and related taxes	4,926	5,311
Accrued warranty expense	2,428	2,687
Deferred profit	8,023	10,236
Customer deposits	3,389	3,958
Other accrued liabilities	12,778	7,499
Income taxes payable	6,660	7,140
Total current liabilities	40,933	42,611
Income Taxes Payable Long-term	2,360	2,360
Total liabilities	43,293	44,971

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,539,234 and 9,483,588 at December 31, 2012 and September 30, 2012, respectively	95	95
Additional paid-in capital	77,810	77,377
Accumulated other comprehensive loss	(5,414)	(6,817)
Retained Earnings	7,871	12,065
Total stockholders' equity	80,362	82,720
Noncontrolling interest	1,245	1,331
Total Equity	81,607	84,051
Total Liabilities and Stockholders' Equity	$124,900	$129,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2012	2011
Revenues, net of returns and allowances	$9,357	$24,728
Cost of sales	7,979	17,527
Gross profit	1,378	7,201

Selling, general and administrative	4,272	6,292
Restructuring charges	697	—
Research and development	1,161	2,753
Operating loss	(4,752)	(1,844)

Interest and other income, net	4	87
Loss before income taxes	(4,748)	(1,757)

Income tax benefit	(480)	(320)

Net loss	(4,268)	(1,437)

Add: Net Loss Attributable to noncontrolling interest	74	561
Net loss attributable to Amtech Systems, Inc.	$(4,194)	$(876)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.44)	$(0.09)
Weighted average shares outstanding	9,494	9,446
Diluted loss per share attributable to Amtech shareholders	$(0.44)	$(0.09)
Weighted average shares outstanding	9,494	9,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2012	2011
Net loss	$(4,268)	$(1,437)
Foreign currency translation adjustment	1,391	(3,737)
Comprehensive loss	(2,877)	(5,174)

Comprehensive loss attributable to noncontrolling interest	86	567
Comprehensive loss attributable to Amtech Systems, Inc.	$(2,791)	$(4,607)

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

(in thousands)	Three Months Ended December 31,
	2012	2011
Operating Activities
Net loss	$(4,268)	$(1,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	769
Write-down of inventory	194	20
Deferred income taxes	15	—
Non-cash stock based compensation expense	433	465
Provision for allowance for doubtful accounts	33	78
Changes in operating assets and liabilities:
Restricted cash	(905)	(420)
Accounts receivable	3,911	10,128
Inventories	1,117	(1,886)
Accrued income taxes	(500)	(752)
Prepaid expenses and other assets	484	(251)
Accounts payable	(3,127)	(2,164)
Accrued liabilities and customer deposits	(178)	(5,757)
Deferred profit	(2,460)	(4,906)
Net cash used in operating activities	(4,552)	(6,113)
Investing Activities
Purchases of property, plant and equipment	(121)	(465)
Net cash used in investing activities	(121)	(465)
Financing Activities
Repurchase of common stock	—	(4,080)
Payments on long-term obligations	—	(11)
Net cash used in financing activities	—	(4,091)
Effect of Exchange Rate Changes on Cash	562	(1,777)
Net Decrease in Cash and Cash Equivalents	(4,111)	(12,446)
Cash and Cash Equivalents, Beginning of Period	46,726	67,382
Cash and Cash Equivalents, End of Period	$42,615	$54,936
Supplemental Cash Flow Information:
Income tax payments	$4	$422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The consolidated results of operations for the three months ended December 31, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2012	September 30, 2012
	(dollars in thousands)
Deferred revenues	$8,883	$11,200
Deferred costs	860	964
Deferred profit	$8,023	$10,236

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

As of December 31, 2012, three customers, individually, accounted for 14%, 12% and 11% of accounts receivable.

Restricted Cash – Restricted cash is $9.7 million and $4.6 million as of December 31, 2012 and September 30, 2012, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment of $3.3 million and $3.8 million as of December 31, 2012 and September 30, 2012, respectively. Additionally, restricted cash includes cash received from research and development grants related to our ion implant technology to be used for research and development projects of $2.4 million and $0.8 million as of December 31, 2012 and September 30, 2012, respectively. Restricted cash also includes cash of $4.0 million as of December 31, 2012 received from research and development grants to be passed through to our research and development partners.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. For the majority of these amounts, a liability has been accrued in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 90% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2012	September 30, 2012
	(dollars in thousands)
Purchased parts and raw materials	$19,201	$19,644
Work-in-process	2,978	2,328
Finished goods	2,551	3,698
	$24,730	$25,670

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

The following is a summary of property, plant and equipment:

	December 31, 2012	September 30, 2012
	(dollars in thousands)
Land, building and leasehold improvements	$10,730	$10,476
Equipment and machinery	7,495	7,272
Furniture and fixtures	5,577	5,458
	23,802	23,206
Accumulated depreciation and amortization	(11,537)	(10,819)
	$12,265	$12,387

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Beginning balance	$8,355	$13,313
Change in foreign exchange rates	68	(196)
Ending balance	$8,423	$13,117

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	December 31, 2012	September 30, 2012
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,061	$1,057
Customer lists	10 years	851	828
Technology	5-10 years	2,387	2,341
In-process research and development	(1)	1,600	1,600
Other	2-10 years	334	325
		6,233	6,151
Accumulated amortization		(2,251)	(2,055)
		$3,982	$4,096

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

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

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Beginning balance	$2,687	$2,265
Warranty expenditures	(362)	(330)
Warranty expense	103	378
Ending balance	$2,428	$2,313

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Effect on income before income taxes (1)	$(433)	$(465)
Effect on income taxes	62	117
Effect on net income	$(371)	$(348)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2022. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	891,293	$9.37	611,384	$10.02
Granted	312,850	2.95	288,400	7.98
Exercised	—	—	(50)	6.15
Forfeited	(1,085)	7.64	—	—
Outstanding at end of period	1,203,058	$7.71	899,734	$9.37

Exercisable at end of period	597,545	$9.19	366,216	$9.18
Weighted average fair value of options granted during the period	$1.82		$4.95

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2012	2011
Risk free interest rate	1%	1%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	70%

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

The Company awards restricted shares under the existing share-based compensation plans. Our restricted share awards vest in equal annual installments over a two to four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

Restricted stock transactions and awards outstanding are summarized as follows:

	Three Months Ended December 31,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	127,975	$9.06	120,970	$9.42
Awarded	—	—	60,600	7.98
Released	(55,646)	7.65	(47,014)	8.53
Forfeited	(50)	7.98	—	—
Ending Outstanding	72,279	$10.15	134,556	$9.09

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

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in The Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant. The Company's defined contribution plans cover substantially of the employees in the United States. The Company matches employee funds on a discretionary basis.

Shipping expense – Shipping expenses of $0.2 million and $0.6 million for the three months ended December 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Research and development	$2,458	$2,838
Grants earned	(1,297)	(85)
Net research and development	$1,161	$2,753

2.	Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state and foreign net operating losses that may not be recovered. Each quarter the valuation allowance is re-evaluated. The only significant change in the valuation allowance during the three months ended December 31, 2012, was increasing a valuation allowance on the deferred tax assets in China for the current period net operating loss.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At December 31, 2012 and September 30, 2012, the total amount of unrecognized tax benefits was approximately $1.8 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, and September 20, 2012, the Company has an accrual for potential interest and penalties of approximately $0.7 million.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France, China and Hong Kong, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of the respective taxing jurisdictions, but generally from 3 to 5 years.

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

For the three months ended December 31, 2012, options for 1,205,000 shares and 72,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2011, options for 900,000 shares and 135,000 restricted stock award shares were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Basic Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(4,194)	$(876)
Weighted Average Shares Outstanding:
Common stock	9,494	9,446
Basic earnings (loss) per share attributable to Amtech shareholders	$(0.44)	$(0.09)
Diluted Earnings (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$(4,194)	$(876)
Weighted Average Shares Outstanding:
Common stock	9,494	9,446
Common stock equivalents (1)	—	—
Diluted shares	9,494	9,446
Diluted earnings (loss) per share attributable to Amtech shareholders	$(0.44)	$(0.09)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

The Company’s products are classified into two core business segments. The solar and semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, solar cells and MEMS. Also included in the solar and semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies segment. The polishing equipment and supplies segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.
Information concerning our business segments is as follows:

	Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$7,034	$22,877
Polishing supplies and equipment	2,323	1,851
	$9,357	$24,728
Operating income (loss):
Solar and semiconductor equipment	$(4,673)	$(1,990)
Polishing supplies and equipment	(79)	146
	$(4,752)	$(1,844)

	December 31, 2012	September 30, 2012
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$120,485	$123,923
Polishing supplies and equipment	4,415	5,099
	$124,900	$129,022
Goodwill:
Solar and semiconductor equipment	$7,695	$7,627
Polishing supplies and equipment	728	728
	$8,423	$8,355

5.	Major Customers and Foreign Sales

During the three months ended December 31, 2012, one customer represented 14% of net revenues. During the three months ended December 31, 2011, one customer represented 10% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2012	2011
United States	22%	8%

China	31%	47%
Taiwan	9%	2%
Other	14%	19%
Total Asia	54%	68%
Germany	9%	8%
Other	15%	16%
Total Europe	24%	24%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of December 31, 2012 we had purchase obligations in the amount of $9.6 million compared to $12.1 million as of September 30, 2012. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

7. Restructuring Charges

Restructuring charges for the quarter ended December 31, 2012 were $0.7 million. The restructuring charges in the first quarter of fiscal 2013 relate primarily to severance costs incurred as a result of the reductions-in-force at certain operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K that we filed with the Securities and Exchange Commission for the year-ended September 30, 2012 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K and investors should refer to them. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. MD&A consists of the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off – Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

Overview

We are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment. We also manufacture polishing templates, steel carriers and double-sided polishing and lapping machines to fabricators of LED's, optics, quartz, ceramics and metal parts, and for manufacturers of medical equipment components. Since the 2011 acquisition of Kingstone, we have advanced the development of an ion implanter to provide our solar customers with a more complete solution for their next-generation high-efficiency solar cell production.
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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2012	December 31, 2011
Net revenue	100%	100%
Cost of goods sold	85%	71%
Gross margin	15%	29%
Operating expenses:
Selling, general and administrative	47%	25%
Restructuring charges	7%	0%
Research and Development	12%	11%
Total operating expenses	66%	36%
Loss from operations	(51)%	(7)%
Interest income (expense), net	0%	0%
Loss before income taxes	(51)%	(7)%
Income taxes benefit	(5)%	(1)%
Net loss	(46)%	(6)%
Add: net loss attributable to noncontrolling interest	1%	2%
Net loss attributable to Amtech Systems, Inc.	(45)%	(4)%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large thermal system sales, revenue and operating income can be significantly impacted by the timing of system shipments, the net impact of revenue deferral on those shipments and recognition of revenue based on customer acceptances.

Net revenue for the quarters ended December 31, 2012 and 2011 was $9.4 million and $24.7 million, respectively, a decrease of $15.4 million or 62%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar and semiconductor industries, as well as decreased recognition of previously-deferred revenue. Net revenue from the solar market was $4.3 million and $15.6 million for the three months ended December 31, 2012 and 2011, respectively. The current supply / demand imbalance and global economic conditions have negatively impacted growth in the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. It is difficult to predict when the market will improve, and we expect this downturn to continue for into 2013.

Backlog and Orders

Our order backlog as of December 31, 2012 and 2011 was $14.7 million and $69.2 million, respectively. Our backlog as of December 31, 2012 includes approximately $10.1 million of orders and deferred revenue from our solar industry customers, compared to $55.8 million at December 31, 2011. New orders booked in the quarter ended December 31, 2012 were $5.0 million compared to $11.1 million in the quarter ended December 31, 2011. As the majority of the backlog is denominated in Euros, the strengthening of the Euro during the first quarter of fiscal 2013 resulted in an increase in backlog of approximately $0.4 million. As of December 31, 2012, two customers individually accounted for 11% of our order backlog. Our order pipeline is slow, due to the worldwide overcapacity of solar cell production as well as a slowdown in orders from our customers serving the semiconductor industry. The pipeline is also negatively influenced by slower growth in demand for solar modules caused by the frequently-fluctuating government subsidies for solar energy installations.

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

Gross profit for the three months ended December 31, 2012 and 2011 was $1.4 million and $7.2 million, respectively; a decrease of $5.8 million or 81%. Gross margin was 15% in the quarter ended December 31, 2012 compared to 29% in the quarter ended December 31, 2011. Lower gross margin was caused primarily by lower sales volumes, resulting in lower capacity utilization, partially offset by lower spending resulting from company-wide cost cutting initiatives. In the quarters ended December 31, 2012 and 2011, we had a net recognition of deferred profit of $2.5 million and $4.9 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2012 and 2011 were $4.3 million and $6.3 million, respectively. SG&A expenses include $0.4 million and $0.5 million of stock-based compensation expense for the quarters ended December 31, 2012 and 2011, respectively. The decrease in SG&A expenses was due primarily to lower commissions and shipping expenses related to lower revenues and also reflects company-wide cost control initiatives.

Restructuring Charges

Restructuring charges for the quarter ended December 31, 2012 were $0.7 million. There were no restructuring charges in the quarter ended December 31, 2011.

The company's cost-cutting efforts include reductions-in-force. The restructuring charges in the first quarter of fiscal 2013 relate primarily to severance costs incurred as a result of the reductions-in-force at certain operations.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended
	December 31, 2012	December 31, 2011	Incr. (Decr.)	% change
	(dollars in thousands)
Research and development	$2,458	$2,838	$(380)	(13)%
Grants earned	(1,297)	(85)	(1,212)	(1,426)%
Net research and development	$1,161	$2,753	$(1,592)	(58)%

Research and development costs (net of grants earned) for the three months ended December 31, 2012 decreased $1.6 million compared to the three months ended December 31, 2011. Decreased research and development spending relates to reduced activity in solar research and development. We receive reimbursements through governmental research and development grants which are netted against these expenses. The increase in the amount of government grants earned resulted primarily from grant funding for development of the solar ion implanter.

Income Taxes

For the three months ended December 31, 2012 and 2011, we recorded an income tax benefit of $0.5 million and $0.3 million for effective tax rates of 10% and 18%, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The tax benefit for the first quarter of fiscal 2012 includes the benefit realized from the favorable resolution of an uncertain tax position. The income tax provisions for the three months ended December 31, 2012 and 2011 are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because it does not have a sufficient history of earnings to support a determination that realization of the tax benefit is more likely than not.

Our future effective income tax rate depends on various factors, such as the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses as a percent of pre-tax income and the effectiveness of our tax planning strategies. At the end of 2011, we restructured our European operations to lower the tax rate on The Netherlands operations from 35% to a marginal rate of 25%, as we intend to permanently reinvest future Dutch earnings in our foreign operations. The effect of the restructuring on our tax rate depends on the amount of income or loss realized in The Netherlands, as well as the portion of such income that can be demonstrated to have been derived from qualified new technologies, as well as the factors mentioned above.

We expect our future effective tax rate to be favorably affected by our tax planning strategies: (1) when we enter the next upturn in the solar industry; (2) upon realizing earnings from our investments in the ion implant technology; and (3) as we resolve our uncertain tax positions.

Liquidity and Capital Resources

At December 31, 2012 and September 30, 2011, cash and cash equivalents were $42.6 million and $46.7 million, respectively. At December 31, 2012 and September 30, 2011, restricted cash was $9.7 million and $4.6 million, respectively. Restricted cash increased in the first quarter of fiscal 2013 primarily due to the receipt of approximately $4.0 million of research and development grants which are to be passed through to our development partners, as well as the receipt of other grant funds subject to restrictions. Our working capital was $57.8 million as of December 31, 2012 and $60.2 million as of September 30, 2012.

The decrease in cash for the first three months of fiscal 2013 was due to cash used in operating activities of $4.6 million discussed below, partially offset by an increase in cash of $0.6 million due to the effect of exchange rate changes on cash. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations, therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.4:1 as of December 31, 2012 and September 30, 2012.

At December 31, 2012, we have a current tax liability of approximately $6.7 million. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $4.6 million for the three months ended December 31, 2012, compared to $6.1 million used by such activities for the three months ended December 31, 2011. During the three months ended December 31, 2012, $2.9 million of cash was used as a result of the net loss from operations, adjusted for non-cash charges. Additional cash was used by the payment of accounts payable, income taxes and accrued compensation. Cash was generated by reductions in inventory and from collections of accounts receivable in excess of the reductions in deferred profit and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2012 and 2011 consisted of purchases of property, plant and equipment of $0.1 million and $0.5 million, respectively.

Cash Flows from Financing Activities

There were no cash flows from financing activities in the quarter ended December 31, 2012. For the three months ended December 31, 2011 $4.1 million was used to reacquire shares issued in connection with the Kingstone acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2012, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $9.6 million as of December 31, 2012 compared to $12.1 million as of September 30, 2012, a decrease of $2.5 million. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2011, for information on the Company’s other contractual obligations.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, accounts and notes receivable collectability, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2012.

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

During fiscal 2012 and in the first three months of fiscal 2013, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2012 and 2011. As of December 31, 2012, our foreign subsidiaries had $1.0 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.1 million. As of December 31, 2012, we had $0.6 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of less than $0.6 million. The risk associated with foreign currency translation gains and losses has increased with our 2011 acquisition in China.

We incurred foreign currency translation gains of $1.4 million and losses of $3.7 million during the three months ended December 31, 2012 and 2011, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $53.1 million as of December 31, 2012. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $5.3 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our 2011 acquisition in China.

During the three months ended December 31, 2012 and 2011, U.S. dollar denominated sales of our European operations were $0.3 million and $1.4 million, respectively. As of December 31, 2012, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of December 31, 2012, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.3 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (our “2012 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2012 Form 10-K.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	February 7, 2013
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