Form 10-Q
period 2013-06-30
AMTECH SYSTEMS INC
filed 2013-08-08
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2013
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
Shares of Common Stock outstanding as of August 1, 2013: 9,539,234

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2013	September 30, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,814	$46,726
Restricted cash	5,073	4,644
Accounts receivable
Trade (less allowance for doubtful accounts of $751 and $517 at June 30, 2013 and September 30, 2012, respectively)	7,333	7,486
Unbilled and other	4,533	10,807
Inventories	17,533	25,670
Deferred income taxes	1,640	3,460
Prepaid income taxes	1,400	1,400
Other	1,808	2,650
Total current assets	78,134	102,843
Property, Plant and Equipment - Net	11,155	12,387
Deferred Income Taxes -Long Term	1,010	470
Intangible Assets - Net	3,604	4,096
Goodwill	8,384	8,355
Other Assets - Long Term	1,168	871
Total Assets	$103,455	$129,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2013	September 30, 2012
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,767	$5,780
Accrued compensation and related taxes	3,968	5,311
Accrued warranty expense	1,766	2,687
Deferred profit	4,301	10,236
Customer deposits	3,597	3,958
Other accrued liabilities	10,169	7,499
Income taxes payable	7,120	7,140
Total current liabilities	33,688	42,611
Income Taxes Payable Long-term	2,360	2,360
Total liabilities	36,048	44,971

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,539,234 and 9,483,588 at June 30, 2013 and September 30, 2012, respectively	95	95
Additional paid-in capital	79,689	77,377
Accumulated other comprehensive loss	(6,163)	(6,817)
Retained Earnings (Deficit)	(6,321)	12,065
Total stockholders' equity	67,300	82,720
Noncontrolling interest	107	1,331
Total Equity	67,407	84,051
Total Liabilities and Stockholders' Equity	$103,455	$129,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues, net of returns and allowances	$10,398	$24,300	$27,873	$70,594
Cost of sales	8,648	17,146	22,639	50,861
Write-down of inventory	4,427	2,350	4,080	3,680
Gross profit	(2,677)	4,804	1,154	16,053

Selling, general and administrative	5,443	6,360	13,682	18,698
Restructuring and impairment charges	182	—	879	688
Research and development	1,947	3,694	5,055	9,746
Operating loss	(10,249)	(5,250)	(18,462)	(13,079)

Interest and other income, net	143	69	187	195
Loss before income taxes	(10,106)	(5,181)	(18,275)	(12,884)

Income tax provision (benefit)	2,560	(1,110)	1,280	(1,650)

Net loss	(12,666)	(4,071)	(19,555)	(11,234)

Add: Net loss attributable to noncontrolling interest	565	1,106	1,169	2,314
Net loss attributable to Amtech Systems, Inc.	$(12,101)	$(2,965)	$(18,386)	$(8,920)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(1.27)	$(0.31)	$(1.93)	$(0.94)
Weighted average shares outstanding	9,539	9,479	9,524	9,468
Diluted loss per share attributable to Amtech shareholders	$(1.27)	$(0.31)	$(1.93)	$(0.94)
Weighted average shares outstanding	9,539	9,479	9,524	9,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(12,666)	$(4,071)	$(19,555)	$(11,234)
Foreign currency translation adjustment	676	(3,851)	599	(5,380)
Comprehensive loss	(11,990)	(7,922)	(18,956)	(16,614)

Comprehensive loss attributable to noncontrolling interest	603	1,106	1,224	2,314
Comprehensive loss attributable to Amtech Systems, Inc.	$(11,387)	$(6,816)	$(17,732)	$(14,300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(19,555)	$(11,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,014	2,255
Write-down of inventory	4,080	3,680
Deferred income taxes	1,287	(4)
Impairment of long-lived assets	—	688
Non-cash stock based compensation expense	2,313	1,341
Provision for allowance for doubtful accounts	305	194
Changes in operating assets and liabilities:
Restricted cash	(374)	3,025
Accounts receivable	6,334	12,504
Inventories	3,591	(2,751)
Accrued income taxes	(12)	(5,931)
Prepaid expenses and other assets	570	1,485
Accounts payable	(3,070)	(2,518)
Accrued liabilities and customer deposits	597	(5,401)
Deferred profit	(6,079)	(14,847)
Net cash used in operating activities	(7,999)	(17,514)
Investing Activities
Purchases of property, plant and equipment	(156)	(1,229)
Other	—	(239)
Net cash used in investing activities	(156)	(1,468)
Financing Activities
Proceeds from the issuance of common stock	—	3
Repurchase of common stock	—	(4,080)
Payments on long-term obligations	—	(30)
Net cash used in financing activities	—	(4,107)
Effect of Exchange Rate Changes on Cash	243	(1,967)
Net Decrease in Cash and Cash Equivalents	(7,912)	(25,056)
Cash and Cash Equivalents, Beginning of Period	46,726	67,382
Cash and Cash Equivalents, End of Period	$38,814	$42,326
Supplemental Cash Flow Information:
Income tax payments	$21	$5,030
Income tax refunds	$18	$913
Supplemental Non-cash Financing Activities:
Transfer of inventory to capital equipment	$—	$838

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

The consolidated results of operations for the three and nine months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2013	September 30, 2012
	(dollars in thousands)
Deferred revenues	$4,814	$11,200
Deferred costs	513	964
Deferred profit	$4,301	$10,236

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash. The Company’s customers, located throughout the world, consist of manufacturers of solar cells, semiconductors, semiconductor wafers, light-emitting diodes (LEDs) and micro-electro-mechanical systems (MEMS). Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and its country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

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

As of June 30, 2013, two customers, individually, accounted for 33%, and 11% of accounts receivable.

Restricted Cash – Restricted cash is $5.1 million and $4.6 million as of June 30, 2013 and September 30, 2012, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment of $1.6 million and $3.8 million as of June 30, 2013 and September 30, 2012, respectively. Additionally, restricted cash includes cash received from research and development grants related to our ion implant technology to be used for research and development projects of $3.4 million and $0.8 million as of June 30, 2013 and September 30, 2012, respectively.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 80% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2013	September 30, 2012
	(dollars in thousands)
Purchased parts and raw materials	$11,367	$19,644
Work-in-process	2,509	2,328
Finished goods	3,657	3,698
	$17,533	$25,670

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

The following is a summary of property, plant and equipment:

	June 30, 2013	September 30, 2012
	(dollars in thousands)
Land, building and leasehold improvements	$10,605	$10,476
Equipment and machinery	7,453	7,272
Furniture and fixtures	5,524	5,458
	23,582	23,206
Accumulated depreciation and amortization	(12,427)	(10,819)
	$11,155	$12,387

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Nine Months Ended June 30,
	2013	2012
	(dollars in thousands)
Beginning balance	$8,355	$13,313
Change in foreign exchange rates	29	(307)
Ending balance	$8,384	$13,006

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	June 30, 2013	September 30, 2012
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,059	$1,057
Customer lists	10 years	838	828
Technology	5-10 years	2,360	2,341
In-process research and development	(1)	1,600	1,600
Other	2-10 years	329	325
		6,186	6,151
Accumulated amortization		(2,582)	(2,055)
		$3,604	$4,096

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

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

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2013	2012
	(dollars in thousands)
Beginning balance	$2,687	$2,265
Warranty expenditures	(1,137)	(1,260)
Warranty expense	216	2,266
Ending balance	$1,766	$3,271

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

On June 28, 2013, the Company's Board of Directors approved the acceleration of the vesting of one half of the unvested stock options with an exercise price of $2.95 and all of the remaining unvested stock options with exercise prices of $6.15 and $7.98 per share for approximately 110 employees holding options to purchase approximately 0.4 million shares of common stock. The Company concluded the modification to the stated vesting provisions was substantive after the Company considered the volatility of its share price and the exercise price of the amended options in relation to recent share values. Because the modification was considered substantive, the remaining unearned compensation expense of $0.9 million was recorded as an expense in the third quarter of Fiscal 2013. The weighted-average exercise price of the options that were accelerated was $5.77.

Effective June 30, 2013, current and former executive officers of the Company voluntarily cancelled approximately 0.1 million stock options, vested and unvested, that were issued with exercise prices of $14.79 and $17.12 per share. At the time of the cancellation, all of the options with an exercise price of $14.79 were fully vested. The Company recognized the remaining unearned compensation expense of $0.3 million for the unvested portion of the stock options with an exercise price of $17.12 per share in the third quarter of Fiscal 2013.

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Effect on income before income taxes (1)	$(1,553)	$(438)	$(2,313)	$(1,341)
Effect on income taxes	315	63	469	194
Effect on net income	$(1,238)	$(375)	$(1,844)	$(1,147)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2022. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	891,293	$9.37	611,384	$10.02
Granted	312,850	2.95	285,400	7.98
Exercised	—	—	(600)	5.33
Forfeited	(132,318)	15.79	(4,078)	9.46
Outstanding at end of period	1,071,825	$6.71	892,106	$9.37

Exercisable at end of period	873,969	$7.07	377,756	$9.16
Weighted average fair value of options granted during the period	$1.82		$4.95

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2013	2012
Risk free interest rate	1%	1%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	70%	70%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Nine Months Ended June 30,
	2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	127,975	$9.06	120,970	$9.42
Awarded	—	—	60,600	7.98
Released	(55,646)	7.65	(47,014)	8.53
Forfeited	(50)	7.98	(2,000)	7.22
Ending Outstanding	72,279	$10.15	132,556	$9.11

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

Cash Equivalents- Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheet is $19.1 million and $15.4 million as of June 30, 2013 and September 30, 2012, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

Shipping expense – Shipping expenses of $0.3 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses. Shipping expenses of $0.6 million and $1.5 million for the nine months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses.

Research and development expense – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping. The Company receives reimbursements through governmental research and development grants which are netted against these expenses when certain conditions have been met. The table below shows gross research and development expenses and grants earned:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)		(dollars in thousands)
Research and development	$2,158	$3,902	$6,801	$10,289
Grants earned	(211)	(208)	(1,746)	(543)
Net research and development	$1,947	$3,694	$5,055	$9,746

Impact of Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 "Income Taxes (Topic 740)." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state and foreign deferred tax assets that may not be recovered. Each quarter the valuation allowance is re-evaluated. The valuation allowance during the nine months ended June 30, 2013, increased due to a $4.7 million valuation allowance established on all deferred tax assets in Netherlands and an increase in the valuation allowance on deferred tax assets related to the current period net operating loss in China. The Accounting Standards Codification states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result, we recorded a $4.7 million valuation allowance on the deferred tax assets related to the Netherlands.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At June 30, 2013 and September 30, 2012, the total amount of unrecognized tax benefits was approximately $1.8 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013, and September 30, 2012, the Company has an accrual for potential interest and penalties of approximately $0.7 million.

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

For the three months ended June 30, 2013, options for 1,100,000 shares and 72,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended June 30, 2012, options for 892,000 shares and 133,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive. For the nine months ended June 30, 2013, options for 1,100,000 shares and 72,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the nine months ended June 30, 2012 options for 892,000 shares and 133,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(12,101)	$(2,965)	$(18,386)	$(8,920)
Weighted Average Shares Outstanding:
Common stock	9,539	9,479	9,524	9,468
Basic loss per share attributable to Amtech shareholders	$(1.27)	$(0.31)	$(1.93)	$(0.94)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(12,101)	$(2,965)	$(18,386)	$(8,920)
Weighted Average Shares Outstanding:
Common stock	9,539	9,479	9,524	9,468
Common stock equivalents (1)	—	—	—	—
Diluted shares	9,539	9,479	9,524	9,468
Diluted loss per share attributable to Amtech shareholders	$(1.27)	$(0.31)	$(1.93)	$(0.94)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

The Company’s products are classified into two core business segments. The solar and semiconductor equipment segment designs, manufactures and markets semiconductor wafer processing and handling equipment used in the fabrication of integrated circuits, solar cells and MEMS. Also included in the solar and semiconductor equipment segment are the manufacturing support service operations and corporate expenses, except for a small portion that is allocated to the polishing supplies and equipment segment. The polishing supplies and equipment segment designs, manufactures and markets carriers, templates and equipment used in the lapping and polishing of wafer-thin materials, including silicon wafers used in the production of semiconductors.
Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$8,426	$21,777	$21,647	$64,336
Polishing supplies and equipment	1,972	2,523	6,226	6,258
	$10,398	$24,300	$27,873	$70,594
Operating loss:
Solar and semiconductor equipment	$(10,330)	$(5,696)	$(18,607)	$(13,738)
Polishing supplies and equipment	81	446	145	659
	$(10,249)	$(5,250)	$(18,462)	$(13,079)

	June 30, 2013	September 30, 2012
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$99,092	$123,923
Polishing supplies and equipment	4,363	5,099
	$103,455	$129,022
Goodwill:
Solar and semiconductor equipment	$7,656	$7,627
Polishing supplies and equipment	728	728
	$8,384	$8,355

5.	Major Customers and Foreign Sales

During the three months ended June 30, 2013, two customers individually represented 48% and 11% of net revenues. During the three months ended June 30, 2012, four customers individually represented 27%, 14%, 12% and 11% of net revenues. During the nine months ended June 30, 2013, one customer represented 24% of net revenues. During the nine months ended June 30, 2012, two customers individually represented 12% and 11% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2013	2012
United States	20%	8%

China	42%	50%
Taiwan	13%	7%
Other	9%	14%
Total Asia	64%	71%
Total Europe	16%	21%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of June 30, 2013 we had purchase obligations in the amount of $7.5 million compared to $12.1 million as of September 30, 2012. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development project – During the quarter ended June 30, 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implanters for a non-solar application. As of June 30, 2013, Kingstone has begun the first phase of this development project and received the first $2.6 million of grant funds for the project. Under the arrangement, Kingstone has agreed that by July 2014 it will have in place $6.1 million of its commitment to the project. The agreement will terminate upon the occurrence of certain events or if the project does not pass the first phase project evaluation. Otherwise, the remainder of Kingstone's commitment is to be in place by December 2015. Amtech owns 55% of Kingstone Technology Hong King Limited, which owns 100% of Shanghai Kingstone Semiconductor Company Ltd. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

7. Restructuring and Impairment Charges

Restructuring charges for the nine months ended June 30, 2013 were $0.9 million. The restructuring charges in fiscal 2013 relate primarily to severance costs incurred as a result of the reductions-in-force at certain operations. In fiscal 2012, an impairment charge was recorded for assets related to a product development project.

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

Overview

We are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment. We also manufacture polishing templates, steel carriers and double-sided polishing and lapping machines for fabricators of LED's, optics, quartz, ceramics and metal parts, and for manufacturers of medical equipment components. Since the 2011 acquisition of Kingstone Technology Hong Kong, Limited ("Kingstone") a holding company that owns 100% of Kingstone Semiconductor Company Ltd., a Shanghai-based technology company, we have advanced the development of an ion implanter to provide our solar customers with a more complete solution for their next-generation high-efficiency solar cell production.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. In 2012, the solar cell industry entered a period of structural imbalance between supply and demand and we expect this structural imbalance to continue into fiscal 2014. This imbalance has negatively impacted our results of operations and is expected to do so in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenue	100%	100%	100%	100%
Cost of goods sold	83%	70%	81%	72%
Write-down of inventory	43%	10%	15%	5%
Gross margin	(26)%	20%	4%	23%
Operating expenses:
Selling, general and administrative	52%	27%	49%	26%
Restructuring and impairment charges	2%	0%	3%	1%
Research and Development	19%	15%	18%	14%
Total operating expenses	73%	42%	70%	41%
Loss from operations	(99)%	(22)%	(66)%	(18)%
Interest income (expense), net	1%	0%	1%	0%
Loss before income taxes	(98)%	(22)%	(65)%	(18)%
Income taxes provision (benefit)	25%	(5)%	5%	(2)%
Net loss	(123)%	(17)%	(70)%	(16)%
Add: net loss attributable to noncontrolling interest	5%	5%	4%	3%
Net loss attributable to Amtech Systems, Inc.	(118)%	(12)%	(66)%	(13)%

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

Net revenue for the quarters ended June 30, 2013 and 2012 was $10.4 million and $24.3 million, respectively, a decrease of $13.9 million or 57%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar and semiconductor industries. Net revenue from the solar market was $6.5 million and $15.2 million for the three months ended June 30, 2013 and 2012, respectively. The current supply / demand imbalance and global economic conditions have negatively impacted sales in the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. It is difficult to predict when the market will improve, but we expect this downturn to continue into fiscal 2014. Lower revenues from the semiconductor industry are primarily a result of the current cyclical downturn affecting the semiconductor equipment market.

Net revenue for the nine months ended June 30, 2013 and 2012 was $27.9 million and $70.6 million, respectively, a decrease of $42.7 million or 61%. Revenue decreased primarily due to significantly lower shipments of our equipment to the solar and semiconductor industries, as well as decreased recognition of previously-deferred revenue. Net revenue from the solar market was $14.6 million and $41.4 million for the nine months ended June 30, 2013 and 2012, respectively. The year-to-date results were negatively impacted by the supply / demand imbalance and global economic conditions discussed above.

Backlog and Orders

Our order backlog as of June 30, 2013 and 2012 was $24.8 million and $35.6 million, respectively. Our backlog as of June 30, 2013 includes approximately $19.3 million of orders and deferred revenue from our solar industry customers, compared to $26.1 million at June 30, 2012. New orders booked in the quarter ended June 30, 2013 were $20.7 million compared to $6.1 million in the quarter ended June 30, 2012. As the majority of the backlog is denominated in Euros, the strengthening of the Euro during the third quarter of fiscal 2013 resulted in an increase in backlog of approximately $0.2 million. As of June 30, 2013, one customer accounted for 55% of our order backlog. This order was received in June 2013. Except for this large solar order, our order pipeline has been slow due to the worldwide overcapacity of solar cell production and the slowdown in orders from our customers serving the semiconductor industry. We expect the pipeline to remain slow into fiscal 2014 due to the slow growth in demand for solar modules caused by overcapacity and the likelihood of lower government subsidies for solar energy installations. The recent trade rulings for anti-dumping duties in the U.S. and the uncertainties in Europe have also had a negative impact on our customers in China.

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

Gross profit (loss) for the three months ended June 30, 2013 and 2012 was $(2.7) million and $4.8 million, respectively; a decrease of $7.5 million. Gross margin was negative 26% in the quarter ended June 30, 2013 compared to positive 20% in the quarter ended June 30, 2012. The negative gross margin resulted from inventory write-downs of $4.4 million, lower selling prices for solar furnaces and underutilized manufacturing capacity, partially offset by lower spending resulting from company-wide cost-control initiatives. In the quarter ended June 30, 2013 we had a net recognition of deferred profit of $0.8 million compared to a net recognition of $6.7 million in the quarter ended June 30, 2012. The lower net recognition of deferred profit had a negative impact on gross margins.

Gross profit for the nine months ended June 30, 2013 and 2012 was $1.2 million and $16.1 million, respectively, a decrease of $14.9 million or 93%. Gross margin was 4% in the nine months ended June 30, 2013 compared to 23% in the nine months ended June 30, 2012. Gross margins were negatively impacted by $4.1 million of inventory write-downs, lower sales volumes and the related lower capacity utilization and lower net recognition of previously-deferred profit, partially offset by lower spending resulting from company-wide cost-control initiatives. In the nine months ended June 30, 2013 and 2012, we had a net recognition of deferred profit of $6.1 million and $14.7 million, respectively. The lower net recognition of deferred profit had a negative impact on gross margins.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2013 and 2012 were $5.4 million and $6.4 million, respectively. SG&A expenses include $1.6 million and $0.4 million of stock-based compensation expense for the quarters ended June 30, 2013 and 2012, respectively. SG&A expenses for the nine months ended June 30, 2013 and 2012 were $13.7 million and $18.7 million, respectively. SG&A expenses include $2.3 million and $1.3 million of stock-based compensation expense for the nine months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense increased due to the acceleration of vesting and the cancellation of certain stock options as of June 30, 2013. The decrease in SG&A expenses was due, in part, to lower commissions and shipping expenses related to lower revenues and also reflects significant company-wide cost-control initiatives to reduce salaries, professional fees, travel and insurance expense.

Impairment and Restructuring Charges

Impairment and restructuring charges for the nine months ended June 30, 2013 and 2012 were $0.9 million and $0.7 million, respectively. The company's cost-cutting efforts in fiscal 2013 included reductions-in-force which resulted in restructuring charges related primarily to severance costs. In fiscal 2012, an impairment charge was recorded for assets related to a product development project.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended				Nine Months Ended
	June 30, 2013	June 30, 2012	Incr. (Decr.)	% change	June 30, 2013	June 30, 2012	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research and development	$2,158	$3,902	$(1,744)	(45)%	$6,801	$10,289	$(3,488)	(34)%
Grants earned	(211)	(208)	(3)	1%	(1,746)	(543)	(1,203)	222%
Net research and development	$1,947	$3,694	$(1,747)	(47)%	$5,055	$9,746	$(4,691)	(48)%

Research and development costs (net of grants earned) for the three months ended June 30, 2013 decreased $1.7 million compared to the three months ended June 30, 2012. Research and development costs (net of grants earned) for the nine months ended June 30, 2013 decreased $4.7 million compared to the nine months ended June 30, 2012. Decreased research and development spending relates to reduced activity in solar research and development. We receive reimbursements through governmental research and development grants which are netted against these expenses. The increase in the year-to-date amount of government grants earned resulted primarily from grant funding for development of a solar ion implanter.

As described in Note 6 to the Condensed Consolidated Financial Statements included in this filing, our Kingstone subsidiary has entered into an agreement for the development of ion implanters for a non-solar application in China. Depending on its progress, this development project may result in a significant increase in research and development expenses.

Income Taxes

For the three months and nine months ended June 30, 2013 we recorded income tax expense of $2.6 million and $1.3 million, respectively, primarily due to establishing a $4.7 million valuation allowance on all deferred tax assets related to Netherlands income taxes. The valuation allowance was recorded due to cumulative losses in the Netherlands. For the three months and nine months ended June 30, 2012 we recorded an income tax benefit of $1.1 million and $1.7 million, respectively, for effective tax rates of 21% and 13%, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss).  Since the increase in the valuation allowance resulted in income tax expense in fiscal 2013 when there was a pre-tax loss the effective tax rate is not meaningful. The tax benefit for the first nine months of fiscal 2012 included the benefit realized from a favorable resolution of an uncertain tax position.  The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because it does not have a sufficient history of earnings to support a determination that realization of the tax benefit is more likely than not.

The Financial Accounting Standards requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review as of June 30, 2013, we concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the Netherlands and China, where cumulative losses have been incurred. Available tax planning strategies cause us to believe that it is more likely than not the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative losses there.

Our future effective income tax rate depends on various factors, such as the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies. At the end of 2011, we restructured our European operations to lower the tax rate on the Dutch operations from 35% to a marginal rate of 25%, as we intend to permanently reinvest future Dutch earnings in our foreign operations. The effect of the restructure on our tax rate depends on the amount of income or loss earned in the Netherlands, as well as the portion of such income that can be demonstrated to have been derived from qualified new technologies, as well as the factors mentioned above.

Liquidity and Capital Resources

At June 30, 2013 and September 30, 2012, cash and cash equivalents were $38.8 million and $46.7 million, respectively. At June 30, 2013 and September 30, 2011, restricted cash was $5.1 million and $4.6 million, respectively. Restricted cash increased in the first half of fiscal 2013 primarily due to the receipt of research and development grants which are to be passed through to our development partners, as well as the receipt of other grant funds subject to restrictions. Our working capital was $44.4 million as of June 30, 2013 and $60.2 million as of September 30, 2012.

The decrease in cash for the first nine months of fiscal 2013 was due to cash used in operating activities of $8.0 million discussed below. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations, therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.3:1 and 2.4:1 as of June 30, 2013 and September 30, 2012, respectively.

In July 2013 we paid approximately $8.7 million of Dutch income tax and interest payments. We expect to receive a refund of those taxes of approximately $7.3 million by December 31, 2013, for a net $1.4 million of Dutch tax payments. In fiscal year 2014, we expect to make U.S. income tax payments of approximately $5.7 million. In July 2013 we received approximately $6.8 million in customer deposits that do not require a bank guarantee. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. Our Kingstone subsidiary will be exploring such sources of capital to raise $6.1 million by July 2014 to meet is first commitment to the project funding describe in Note 6 to the Condensed Consolidated Financial Statement included in Part 1 of this filing. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months.

Cash Flows from Operating Activities

Cash used in our operating activities was $8.0 million for the nine months ended June 30, 2013, compared to $17.5 million used by such activities for the nine months ended June 30, 2012. During the nine months ended June 30, 2013, $9.6 million of cash was used as a result of the net loss from operations, adjusted for non-cash charges. Additional cash was used by the payment of accounts payable, income taxes and accrued compensation. Cash was generated by reductions in inventory and from collections of accounts receivable in excess of the reductions in deferred profit and customer deposits.

Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2013 and 2012 consisted of purchases of property, plant and equipment of $0.2 million and $1.2 million, respectively.

Cash Flows from Financing Activities

There were no cash flows from financing activities in the nine months ended June 30, 2013. For the nine months ended June 30, 2012, $4.1 million was used to reacquire shares issued in connection with the Kingstone acquisition.

Off-Balance Sheet Arrangements

As of June 30, 2013, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $7.5 million as of June 30, 2013 compared to $12.1 million as of September 30, 2012, a decrease of $4.6 million. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2012, for information on the Company’s other contractual obligations. Also, see Note 6 to the Condensed Consolidated Financial Statements in Part 1 of this filing.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2013.

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

During fiscal 2012 and in the first nine months of fiscal 2013, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the nine months ended June 30, 2013 and 2012. As of June 30, 2013, our foreign subsidiaries had $1.6 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million. As of June 30, 2013, we had $1.7 million of accounts payable, consisting primarily of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.2 million. The risk associated with foreign currency translation gains and losses has increased with our 2011 acquisition in China.

We incurred foreign currency translation gains of $0.7 million and losses of $5.4 million during the nine months ended June 30, 2013 and 2012, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $42.6 million as of June 30, 2013. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $4.3 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our 2011 acquisition in China.

During the nine months ended June 30, 2013 and 2012, U.S. dollar denominated sales of our European operations were $1.2 million and $0.9 million, respectively. As of June 30, 2013, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.8 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of June 30, 2013, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.3 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the nine months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (our “2012 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.15	Second Amendment, dated June 28, 2013, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.

10.16	Second Amendment, dated June 28, 2013, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.

10.17	Amendment, dated June 28, 2013, to the Change of Control Severance Agreement between Amtech Systems, Inc. and Bradley C. Anderson, dated as of March 10, 2008.

10.18	Employment Agreement and Release between Amtech Systems, Inc. and Robert T. Hass, dated as of June 28, 2013.

10.19	Employment Agreement and Release between Amtech Systems, Inc. and Jeong Mo Hwang PhD, dated as of June 28, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.PRE	Taxonomy Presentation Linkbase Document	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Label Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
____________________

*	Filed herewith.

**
Furnished herewith. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed to be filed or otherwise incorporated by reference into any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	August 8, 2013
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)