Form 10-K/A
period 2013-09-30
AMTECH SYSTEMS INC
filed 2014-01-24
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 0-11412

AMTECH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Arizona	86-0411215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 South Clark Drive, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	480-967-5146

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

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

Large accelerated filer [  ]          Accelerated filer [  ]
Non-accelerated filer [X] (do not check if a smaller reporting company)          Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2013, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $34,129,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.

As of January 6, 2014, the registrant had outstanding 9,583,867 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
 None

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (this "Amendment"), which was originally filed with the Securities and Exchange Commission on December 11, 2013 ("original 10-K"). We are filing this amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2013.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the original 10-K was filed.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE
The following table sets forth information regarding the executive officers and directors of Amtech as of the date of this filing. The subsequent paragraphs contain biographical data for each executive officer and director.

Name	Age	Position with the Company
Jong S. Whang	68	Executive Chairman and Director
Fokko Pentinga	58	President, Chief Executive Officer and Director
Bradley C. Anderson	52	Executive Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Michael Garnreiter	61	Director
Alfred W. Giese	75	Director
Egbert J. G. Goudena	64	Director
Robert F. King	80	Director

Jong S. Whang has been a Director since our inception in 1981, and Mr. Whang was one of our founders. Mr. Whang served as our Chief Executive Officer since our inception until January 1, 2012 when Mr. Pentinga was promoted to that position. Effective January 1, 2012, Mr. Whang serves as our Executive Chairman and Chairman of the Board. Also, Mr. Whang had served as our President until March 2010 when Mr. Pentinga was promoted to that position. Mr. Whang’s responsibilities include the sales and marketing effort for our solar and semiconductor equipment business and the development of new products and business opportunities in those industries. He has 38 years of experience in the solar and semiconductor industries, including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., working with chemical vapor deposition, and later as manager of the quartz fabrication plant with responsibility of providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981, he left U.S. Quartz to form Amtech. Mr. Whang brings extensive senior management experience and knowledge of our Company and the markets we serve to the Board of Directors. Mr. Whang is also uniquely positioned to provide the Board of Directors with in-depth and timely information about Company operations and with insight as to his strategic vision for the Company.
Fokko Pentinga has been our Chief Executive Officer since January 1, 2012 and our President since March 2010. From December of 2008 until his promotion to President in March 2010, Mr. Pentinga served as Managing Director of Amtech Europe, which is comprised of the Company’s two European subsidiaries, Tempress Systems (“Tempress”) in Vaassen, the Netherlands, and R2D Automation (“R2D”) near Montpellier, France. During that time Mr. Pentinga also served as General Manager of Tempress (a position he held for 15 years) and President of R2D (a position he held for two years). Mr. Pentinga has over 30 years of experience in the semiconductor and solar industries. The Board of Directors expects to benefit significantly from Mr. Pentinga's participation due to his extensive experience in the company and in the markets we serve.
Bradley C. Anderson joined us as Vice President-Finance, Chief Financial Officer, Treasurer and Secretary in April 2006. Prior to that, Mr. Anderson spent several years in a consulting role implementing the internal control requirements of the Sarbanes-Oxley Act for a broad range of publicly held companies. From 1996 to 2002, Mr. Anderson served as Vice President-Finance and then as Chief Financial Officer of Zila, Inc., an international provider of healthcare technology and products. Mr. Anderson began his career with Deloitte (formerly Deloitte & Touche) where he worked for over 11 years. He graduated from Brigham Young University with a Bachelor of Science in Accounting. Mr. Anderson is a Certified Public Accountant.
Michael Garnreiter has been a Director since February 2007. He is currently Vice President of Finance and Treasurer of Shamrock Foods, a privately-held manufacturer and distributor of foods and food-related products. From January 2010 until August 2012, Mr. Garnreiter was a managing director of Fenix Financial Forensics, a Phoenix-based litigation and financial consulting firm. From August 2006 until January 2010, he was a managing member of Rising Sun Restaurant Group LLC and from December 2008 until December 2009, he was president of New Era Restaurants, LLC, both of which are privately-held restaurant operating companies. From 2002 to 2006, Mr. Garnreiter was CFO of Main Street Restaurant Group, a publicly traded restaurant operating company, and from 1976 to 2002, he was a senior audit partner of Arthur Andersen LLP. Mr. Garnreiter serves on the boards of directors of Taser International (as chairman), a manufacturer of non-lethal protection devices, Knight Transportation Company, a nationwide truckload transportation company, and IA Global, Inc., an Asian business processes outsourcing company. In addition, Mr. Garnreiter serves as a member of the board of directors for Banner Health, a multi-state health care delivery system. He graduated from California State University Long Beach with a Bachelor of Science in Accounting and Business Administration. Mr. Garnreiter is a Certified Public Accountant and Certified Fraud Examiner. Mr. Garnreiter’s financial background and expertise allows him to provide valuable advice to the Board of Directors and is chairman of the Company’s Audit and Nominating and Governance Committees, and serves as a member of the Company's Compensation and Stock Option, and Technology Strategy Committees. Mr. Garnreiter is the Company's designated financial expert of the board.
Alfred W. Giese has been a Director since April 2007. Since 2001, Mr. Giese has been the Senior Partner of IBC, International Business Consultants where, between 2001 and 2006, he focused on sales and marketing for Aviza Technology Corporation, a semiconductor equipment manufacturer. He also assembled and managed a sales and marketing team for Epion Corporation, a high-technology equipment company which was acquired by TEL (Tokyo Electron Ltd.). From 1998 to 2001, he was the Vice President, Sales for Silicon Valley Group, or SVG, with responsibility for both Asia and Europe. From 1988 to 1998, Mr. Giese held positions of Vice President of Sales with Thermco Systems, Corp. and SVG, both semiconductor equipment companies. Prior to 1988, he held various sales positions for Thermco. For several years during that time, he served on the Board of Directors of Thermco’s joint venture company in Japan. Mr. Giese has a degree in International Business from the Industriehochschule in Essen, Germany. Due to Mr. Giese’s extensive sales and marketing experience, specifically in the areas of technology relevant to the Company, Mr. Giese is able to provide the Board of Directors with valuable advice in those areas. Mr. Giese also provides the Board of Directors with financial advice as a member of the Company’s Audit Committee.
Egbert J.G. Goudena has been a Director since December 2009. Currently, Mr. Goudena is working at the company Sjanbo B.V., that he founded as a consulting firm in the field of semi-conductor processing and development. From 1987 until his retirement in January 2014, Mr. Goudena was the operations manager of the research labs of the Delft Institute of Microsystems and Nanoelectronics (DIMES) of the Delft University of Technology in The Netherlands. His responsibilities included managing the logistics and infrastructure of the research labs including prototyping and small-scale production. DIMES was established in 1987 and is a strong international center of excellence providing experimental research in many technology areas, including solar cells. In 2008, Mr. Goudena co-founded ISZGRO Diodes, a company that was formed to deliver logistics services to technology companies and to produce extreme ultraviolet (EUV) detectors. He is not currently actively involved in ISZGRO. Mr. Goudena received a Bachelor of Engineering degree in Chemical Technology from the H.T.S. Wegastraat in The Hague. Mr. Goudena’s experience in research and technology allows him to advise the Board of Directors with respect to the Company’s research and development activities, which are key components of the Company’s business strategies.
Robert F. King has been a Director since May 2003. Since 1989, Mr. King has been President of King Associates, which provides consulting services to equipment companies serving the solar, semiconductor and flat panel display industries. From 1968 to 1988, Mr. King was employed at Varian Associates, where he served in various marketing positions, including Vice President of Marketing for the Semiconductor Equipment Division. Mr. King also served on the Board of Directors of Varian’s joint venture semiconductor equipment companies located in Korea and Japan. Mr. King has significant experience in advising companies in the solar and semiconductor industries, which allows him to advise the Board of Directors with respect to the Company’s overall business. Mr. King also provides the Board of Directors with technical and financial advice as a member of the Company’s Audit and Technology Strategy Committees.
Information About Board and Committee Meetings
Information concerning our Board of Directors and the four committees maintained by our Board is set forth below. A majority of the Board of Directors, as well as the Company’s Board committees, consist of Directors who are not employees of the Company and who are “independent” within the meaning of the listing standards of the NASDAQ Stock Market. Currently, the Company’s independent directors are Michael Garnreiter, Alfred W. Giese, Egbert J.G. Goudena and Robert F. King.
Our Board of Directors held six (6) meetings during fiscal year 2013. No director attended less than 75% of the aggregate of all Board meetings held while he served as such director and all committee meetings on which he served as a committee member. Our Board has the authority under the Company’s Bylaws to increase or decrease the size of our Board and to fill vacancies, and the directors chosen to fill such vacancies will hold office until the Company’s next annual meeting or until their successors are elected and qualified. The Company does not have a formal policy with respect to members of the Board of Directors attending the annual meeting. Six of the members of the Company’s Board of Directors attended the 2013 annual meeting.
The Audit Committee, the Compensation and Stock Option Committee, the Nominating and Governance Committee and the Technology Strategy Committee are the standing committees of our Board of Directors. The members of the committees as of January 6, 2014, are as follows:
Audit – Michael Garnreiter (Chairman), Alfred W. Giese and Robert F. King

Compensation and Stock Option – Robert F. King (Chairman), Michael Garnreiter, Alfred W. Giese and Egbert J.G. Goudena.
Nominating and Governance – Michael Garnreiter (Chairman), Egbert J.G. Goudena and Robert F. King
Technology Strategy – Alfred W. Giese (Chairman), Michael Garnreiter, Egbert J.G. Goudena, Robert F. King, Fokko Pentinga and Jong S. Whang
The Audit Committee held five (5) meetings during fiscal year 2013. The Audit Committee is responsible for maintaining communication between the Board of Directors, the independent auditors and members of financial management with respect to the Company’s financial affairs, including financial statements and audits, the adequacy and effectiveness of the internal accounting controls and systems and the retention and termination of the independent registered public accounting firm. The Audit Committee has a written charter, a copy of which is available on the Company’s website at www.amtechsystems.com.
The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of our Board, and as “independent” is defined under the listing rules of the NASDAQ Stock Market, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. Additionally, each member of the Audit Committee is financially literate, and one of the Audit Committee members, Michael Garnreiter, has financial management expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert.”
The Compensation and Stock Option Committee held two (2) meetings during fiscal year 2013. The Compensation and Stock Option Committee makes recommendations concerning officer compensation, benefit programs and retirement plans. The Compensation and Stock Option Committee has a written charter, a copy of which is available on the Company’s website at www.amtechsystems.com.
The Nominating and Governance Committee held one (1) meeting during fiscal year 2013. The Nominating and Governance Committee identifies and approves individuals qualified to serve as members of our Board and also evaluates the Board’s performance. In evaluating a prospective nominee, the Nominating and Governance Committee takes several factors into consideration, including such individual’s integrity, business skills, experience and judgment. The evaluation of director nominees by the Nominating and Governance Committee also takes into account the diversity of board members' background. The Nominating and Governance Committee also reviews whether a prospective nominee will meet the Company’s independence standards and any other director or committee membership requirements imposed by law, regulation or stock exchange rules. The Nominating and Governance Committee will consider, but is not required to approve, director nominations made by shareholders for any annual meeting of the Company, provided a written recommendation is received by the Company no later than the date shareholder proposals must be submitted for consideration prior to such annual meeting and all other applicable requirements have been satisfied. The Nominating and Governance Committee also develops and recommends corporate governance guidelines to the Board and provides oversight with respect to ethical conduct. The Nominating and Governance Committee is comprised of independent members of the Board. The Nominating and Governance Committee has a written charter, a copy of which is available on the Company’s website at www.amtechsystems.com.
The Technology Strategy Committee held three (3) meetings during fiscal year 2013. The Technology Strategy Committee assists the Board of Directors in understanding and evaluating the Company’s technology strategy and evaluating potential acquisitions of new technology.
Board Leadership Structure
Mr. Whang, serves as the Company's Executive Chairman of the Board of Directors, while Mr. Pentinga serves as the Company's Chief Executive Officer (CEO). The Company does not have a policy regarding the combination or separation of the Chairman and CEO roles. The Company’s Nominating and Governance Committee retains flexibility for the Board to determine whether those roles should be combined or separated in light of prevailing circumstances. We believe that separating the roles of Chairman and CEO allows Mr. Whang to focus on strategic direction and external growth opportunities while Mr. Pentinga, in the role of CEO, focuses on the Company’s operations to transform and sustain innovation within the Company. We believe this enhances the ability of each to discharge his duties effectively. For these reasons, we believe our Board leadership structure is appropriate and is in the best interest of the Company and its shareholders.
The Board of Directors has not designated a lead independent director at this time. We believe that our committee chairmen have the opportunity to call and plan executive sessions collaboratively and, between meetings of the full Board of Directors, communicate with management and one another directly. Accordingly, we do not believe there is a need to designate a lead director at this time.
Board’s Role in Risk Oversight
The Company’s Board of Directors is actively engaged in the oversight of risks that could affect the Company, with key aspects of such oversight being conducted through the committees of the Board of Directors. The Audit Committee focuses on financial risks, primarily those that could arise from our accounting and financial reporting processes, and also oversees compliance-related legal and regulatory exposure. The Nominating and Governance Committee focuses on the management of risks associated with corporate governance matters, including board organization, membership and structure; management development; and appropriate approval and oversight mechanisms. The Compensation and Stock Option Committee focuses on the management of risks arising from our compensation policies and programs and, in particular, our executive compensation programs and policies.
While the committees of our Board of Directors are focused on the above specific areas of risk, the full Board of Directors retains responsibility for the general oversight of risk. Committee chairs are expected to provide periodic reports to the full Board of Directors regarding the risk considerations within each committee’s area of expertise. Periodic reports are provided to the Board of Directors or the appropriate committee by the executive management team on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks. In addition, at the annual management and Board planning meeting (normally near the end of the fiscal year), the general management and operating leadership of the Company's divisions and subsidiaries review, with the full Board, their individual assessment of business risks and their approach to manage those risks. The Board of Directors relies upon these reports, and its discussions relating to such reports, to enable it to understand the Company’s strategies for the identification, management and mitigation of risks. This enables the Board of Directors and its committees to coordinate its risk oversight role. The Board of Directors’ approach to risk oversight does not directly affect the leadership structure of our Board of Directors, as described above.
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
Based solely on our review of such forms received by us during the fiscal year ended September 30, 2013, or written representations from certain reporting persons, we believe that between October 1, 2012 and September 30, 2013, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.
CODE OF ETHICS
The Board of Directors has adopted a Code of Ethics for all employees of the Company, as recommended by the Nominating and Governance Committee. A copy of this Code of Ethics may be viewed on our website (www.amtechsystems.com), or obtained at no charge by written request to the Company’s Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by the five executive officers whose compensation is disclosed in the compensation tables following this discussion. We refer to these executive officers as “named executive officers” or “NEOs”. Our named executive officers for fiscal year 2013 were:

•	Jong S. Whang Executive Chairman

•	Fokko Pentinga President and Chief Executive Officer

•	Bradley C. Anderson Executive Vice President and Chief Financial Officer

•	Robert T. Hass Vice President and Chief Accounting Officer

•	Jeong Mo Hwang Vice President and Chief Technology Officer

Effective July 1, 2013, the company eliminated the named executive officer positions of Chief Accounting Officer and Chief Technology Officer.
The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. In addition, we address the compensation paid or awarded during fiscal 2013 to our named executive officers.
Executive Summary
Recap of Fiscal Year 2013 Company Performance
We believe that the compensation of our executive officers should facilitate the achievement of annual corporate goals as well as the performance of long-term business objectives. The 2013 fiscal year remained challenging primarily because the solar industry is continuing to experience a structural imbalance between supply and demand. In addition, our major customers in the semiconductor industry entered into a down cycle for their capital equipment purchasing. These factors negatively impacted our results of operations. For fiscal 2013, we believe our executive compensation programs delivered payouts commensurate with the results of operations. The company reported a net loss for fiscal 2013 and no incentive bonuses were awarded to our NEOs. Effective July 1, 2013, the company eliminated the named executive officer positions of Chief Accounting Officer and Chief Technology Officer. Additionally, the remaining NEOs voluntarily reduced their base salaries by 20 to 30 percent. These reductions come one year after the fiscal 2012 salary reductions of 10 to 20 percent.
It is the responsibility of the Compensation and Stock Option Committee (“Compensation and Stock Option Committee” or “Compensation Committee”) of our Board of Directors to administer our compensation practices to ensure that they are competitive and include incentives which are designed to appropriately drive corporate performance. Our Compensation Committee reviews and approves all of our compensation policies, relating to our named executive officers’ salaries, bonuses and equity incentive compensation.
At the Company's 2013 annual meeting of shareholders, we held a non-binding advisory shareholder vote on the compensation of our NEOs, commonly known as a say-on-pay vote. Our shareholders approved the say-on-pay resolution by a favorable vote of approximately 73% of the votes cast, including abstentions. Based upon our review of our compensation policies and based upon the results of the say-on-pay vote, we decided to retain our current approach to executive compensation.
Based upon a separate advisory vote on the frequency of the say-on-pay vote, shareholders indicated their preference for an annual advisory vote on the compensation of our NEOs. Taking into account the shareholders' vote, the Board of Directors determined that the Company will conduct a non-binding advisory vote to approve the compensation of the Company's NEOs on an annual basis. Therefore, a shareholder advisory vote on executive compensation will be held at the 2014 Annual Meeting.
Objectives of Our Executive Compensation Programs
Our compensation programs for our named executive officers are designed to achieve the following objectives:
•    attract and retain talented and experienced executives in our industry;
•    motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executives and shareholders by rewarding executives when shareholder value increases; and

•	motivate our executives to manage our business to meet our short-term and long-term corporate goals and business objectives, and reward them for meeting these objectives.
We use a mix of short-term compensation in the form of base salaries and cash incentive bonuses and long-term compensation in the form of equity incentive compensation to provide a total compensation structure that is designed to encourage our executives to achieve these objectives.
Determining Executive Compensation
Our Compensation and Stock Option Committee establishes our general compensation policies and specific compensation for each of our executive officers, and administers our stock option program. Our Compensation and Stock Option Committee is responsible for developing, administering and interpreting the compensation program for executive officers and other key employees. Our Compensation and Stock Option Committee was appointed by our Board of Directors, and consists entirely of independent, outside directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.
Our Compensation and Stock Option Committee may delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by our Compensation and Stock Option Committee. Our Compensation and Stock Option Committee has the authority to retain consultants and other advisors to assist with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors.
Our Compensation and Stock Option Committee’s objective is to make the compensation packages of our executive officers sufficient to attract and retain persons of exceptional quality and to provide effective incentives to motivate and reward our executives for achieving our financial and strategic goals, which are essential to our long-term success and growth in shareholder value.
Elements of Our Executive Compensation Programs
Our executive compensation package for the fiscal year ended September 30, 2013 consisted of three main components: base salary, incentive cash bonuses and equity incentives. We believe it is important that the interests of our named executive officers are aligned with those of our shareholders; therefore, equity incentive compensation, in the form of stock options and restricted stock grants, constitutes a significant portion of our total executive compensation.
Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in fiscal year 2013 based on a number of factors including:
•    the roles and responsibilities of our named executive officers;
•    the individual experience and skills of our named executive officers;
•    the amounts of compensation being paid to our other executives;
•    our named executive officers’ historical compensation at our company;
•    the overall benefits package provided to our named executive officers; and

•	our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities.
Annual Cash Compensation
Base Compensation
Our Compensation and Stock Option Committee’s approach is to offer our executives salaries competitive with those of other executives in the industry in which we operate. To that end, our Compensation and Stock Option Committee periodically evaluates the competitiveness of base salaries based on information drawn from a variety of sources, including published and proprietary survey data and our own experience recruiting and retaining executives, although complete information is not easily obtainable. Our base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases reflecting competitive trends, our overall financial performance and the performance of the individual executive. Salaries are adjusted to reflect individual roles and performance and may be adjusted at other times if a change in the scope of the officer’s responsibilities justifies such consideration or in order to maintain salary equity among executive officers. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can serve as an effective reward for the executives’ overall performance.
Cash bonuses
In addition to base salary, our executives are eligible to receive annual cash incentive bonuses comprised of (i) discretionary cash bonuses determined by the Compensation and Stock Option Committee and (ii) bonuses earned under the Company’s non-equity incentive bonus plan.
The primary objectives of our discretionary bonuses and incentive bonus plan are to provide an incentive for superior work,

to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our shareholders’ and to enable us to attract and retain highly qualified individuals. After the close of each fiscal year, our Compensation and Stock Option Committee reviews our actual financial performance against the incentive bonus plan performance criteria for each executive in determining year-end incentive bonuses, if any. In addition, our Compensation and Stock Option Committee may recommend discretionary bonuses for particular contribution to the goals of the Company or where incentive bonuses do not adequately reflect the executive’s contributions during the year due to circumstances beyond the executive’s control.
Under our non-equity incentive bonus plan, participants can earn a target bonus equal to a specified percentage of their base salary by achieving 100% of pre-defined performance objectives. The participant’s bonus calculation is based upon achieving performance objectives established in each of the following categories: (i) bookings; (ii) revenue; (iii) gross margin; and (iv) operating profit. Objectives established for participants in these categories may be either at the corporate level, the operating division level or both. In addition, individual performance objectives may be established for certain participants. In order to be eligible for a bonus with respect to any of the above performance categories, the participant must achieve not less than 80% (90% in the case of gross margin) of the applicable performance objective. At these minimum levels, 20% of the bonus for the category is eligible for payment. The bonus calculation percentage with respect to any performance category increases by 4% (8% with respect to gross margin) for each 1% improvement in performance over the minimum level up to 100%, and by 1% (10% with respect to gross margin) for each 1% improvement in performance over 100%, up to a maximum of 150% (200% with respect to gross margin) of the participant’s target bonus.
Mr. Whang’s target bonus for fiscal 2013 was 80% of his base salary, or $179,200; Mr. Pentinga’s target bonus for fiscal 2013 was 75% of his base salary, or $188,700; Mr. Anderson’s target bonus was 55% of his base salary, or $99,110; The bonuses of the named executive officers were calculated solely based upon the performance objectives at the corporate level. If fiscal 2013 performance was equivalent to 80% (90% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $35,840, Mr. Pentinga’s bonus calculation would be $37,740, Mr. Anderson’s bonus calculation would be $19,822. If fiscal 2013 performance was 150% (110% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $268,800, Mr. Pentinga’s bonus calculation would be $283,050 and Mr. Anderson’s bonus calculation would be $148,665.
Notwithstanding the calculation of any bonus amount under the fiscal 2013 bonus plan, (i) no bonuses would have been payable based on achievement of corporate level objectives if consolidated operating profit was less than 3%; (ii) no bonuses would have been payable based on achievement of divisional level objectives if division operating profit (before corporate expense allocation) was less than 5%; and (iii) all bonus payments were subject to the discretionary approval of our Compensation and Stock Option Committee.
For fiscal 2013, the Compensation and Stock Option Committee awarded no discretionary cash bonuses and no bonuses pursuant to the non-equity incentive bonus plan.
Equity incentive compensation
From time to time, we grant stock options and shares of restricted stock in order to provide certain of our executives with a competitive total compensation package, and to reward contributions to the Company's long-term success and to the commitment of such executives to the interests of the Company's shareholders. These equity incentive awards are in the form of stock options and restricted stock grants to align the interests of our executives with our shareholders by providing our executives with strong incentives to increase shareholder value. Our Board of Directors does not apply a rigid formula in allocating stock options or restricted stock to our named executive officers as a group or to any particular executive. Instead, our Board of Directors exercises its judgment and discretion and considers, among other things, the executive’s past performance and contributions, and the executive’s anticipated future contributions and responsibilities, competitive factors, the non-equity compensation received by the executive and the total number of options and shares of restricted stock to be granted to all participants during the year.
Our Compensation and Stock Option Committee has discretion to determine the vesting schedule of the stock options and restricted period of the restricted stock granted under our 2007 Employee Stock Incentive Plan. The vesting period and restricted period provide added incentive for the executive to continue his or her employment with us.
In fiscal 2013, we granted options to purchase a total of 312,850 shares of common stock, of which options to purchase a total of 167,500 shares were granted to our named executive officers, representing 54% of all options granted in fiscal 2013. In fiscal 2013, we granted no shares of restricted stock. The number of stock options and shares of restricted stock granted to each executive is set forth in the “Grants of Plan-Based Awards” table below. The aggregate grant date fair value (calculated in accordance with FASB ASC Topic 718) with respect to such grants for each individual named executive officer is set forth in the column “Option Awards” and “Stock Awards” in the “Summary Compensation Table.” The exercise price of each stock option granted under our plan is based on the fair market value of our common stock on the grant date.
In fiscal 2013, the Compensation and Stock Option Committee approved the modification of outstanding stock options with exercise prices of $2.95, $6.15 and $7.98 per share. The modifications were as follows:

•
50% of options with an exercise price of $2.95 vested effective June 30, 2013, and the remainder of such options will continue to vest according to the original vesting schedule (25% on each anniversary date of the original grant).

•	All options with exercise prices of $6.15 and $7.98 per share vested effective June 30, 2013.

•	Mr. Whang received accelerated vesting of 25,000, 5,000 and 27,500 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Pentinga received accelerated vesting of 25,000, 2,500 and 63,750 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Anderson received accelerated vesting of 20,000, 2,500 and 12,500 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Hass received accelerated vesting of 6,251, 666 and 3,750 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Dr. Hwang received accelerated vesting of 7,500 and 3,750 options with exercise prices of $2.95 and $7.98 per share, respectively.

Benefits
All of our named executive officers are eligible to receive an automobile allowance as well as benefits offered to employees generally, including life, health, disability and dental insurance and our 401(k) plan. Our Executive Chairman, Chief Executive Officer and our Vice President - Finance are eligible to participate in the Mayo Executive Health Plan. Our Chief Executive Officer participates in Pensioenfonds Metaal en Techniek, a multi-employer plan that generally covers all our employees in the Netherlands. Effective July 1, 2013, Mr. Whang and Mr. Anderson voluntarily suspended their automobile allowances. The compensation arrangements for Messieurs Hass and Hwang no longer include an automobile allowance. Consistent with our compensation philosophy is our intent to maintain our current benefits for our executive officers. Our Compensation and Stock Option Committee, in its discretion, may revise the named executive officers’ benefits if it deems it advisable.
Severance and change in control arrangements
Our executive chairman and chief executive officer have employment agreements that provide various benefits triggered by such employment-related actions as termination without cause, resignation with good reason and/or termination without cause following a change in control. See “Employment Agreement with Executive Chairman” and "Employment Agreement with Chief Executive Officer" below for a description of such provisions. Additionally, our chief financial officer has an agreement that provides for severance payments and change of control payments. See “Change of Control Agreement with Chief Financial Officer” below for a description of such provisions. Each of the employment agreements and change in control agreements has been amended to ensure compliance with Section 409A of the Internal Revenue Code.
In setting the terms of and determining whether to approve these severance and change in control arrangements, our Compensation Committee or Board of Directors, as applicable, recognized that executives often face challenges securing new employment following a termination of their existing employment and that distractions created by uncertain job security may have a detrimental impact on their performance. None of these benefits are triggered by a change in control if our named executive officer’s employment is terminated for cause.
Effect of accounting treatment on compensation decisions
In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives. For example, we may utilize restricted stock as forms of equity compensation incentives in response to changes in the accounting treatment of equity awards. While we consider the applicable accounting and tax treatment, these factors alone are not determinative, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.
Compensation Committee Report
REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE
The Compensation and Stock Option Committee, which is composed entirely of independent, outside directors, establishes the general compensation policies of the Company, and specific compensation for each executive officer of the Company, and administers the Company’s stock option program.
The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis included above with management and based on such review and discussions the Compensation and Stock Option Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

RESPECTFULLY SUBMITTED, Robert F. King, Chairman Michael Garnreiter Alfred W. Giese Egbert J.G. Goudena

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for services rendered to Amtech during the fiscal years ended September 30, 2013, 2012 and 2011 by our named executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2) (12)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Jong S. Whang	2013	299,692	—	—	91,200	—	28,751	(6)	419,643
Executive Chairman	2012	383,077	—	146,297	181,480	—	36,159	(7)	747,013
and Director	2011	386,539	—	230,394	287,118	409,600	36,159	(7)	1,349,810
Fokko Pentinga	2013	300,692	—	—	91,200	—	61,301	(10)	453,193
Chief Executive	2012	340,613	—	119,700	420,699	—	80,240	(10)	961,252
Officer and Director	2011	309,951	100,000	201,606	251,222	257,920	75,895	(10)	1,196,594
Bradley C. Anderson	2013	215,719	—	—	72,960	—	14,435	(8)	303,114
Chief Financial	2012	257,291	—	66,497	82,492	—	18,050	(8)	424,330
Officer	2011	260,315	—	100,794	125,616	186,560	17,350	(8)	690,635
Robert T. Hass	2013	138,615	—	—	22,800	—	10,300	(9)	171,715
Chief Accounting	2012	166,404	—	19,950	24,747	—	14,310	(9)	225,411
Officer (5)	2011	165,477	—	11,526	14,352	65,280	13,853	(9)	270,488
Jeong Mo Hwang	2013	138,615	—	—	27,360	—	10,964	(11)	176,939
Chief Technology	2012	166,404	—	19,950	24,747	—	18,911	(11)	230,012
Officer (4)	2011	69,354	—	—	53,834	29,898	2,692	(11)	155,778
____________________

(1)	Represents discretionary cash bonus awarded to Mr. Pentinga on November 11, 2011 for fiscal year 2011. No discretionary cash bonuses were awarded for fiscal years 2013 or 2012 performance.

(2)
Amounts represent the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. For a description of the assumptions made by the Company when calculating such grant date fair value, refer to Note 1 to the Company’s consolidated financial statements as set forth in the Company’s Form 10-K filed December 11, 2013. The number of stock awards and option awards is based upon performance in the prior fiscal year. The 2012 option awards for Mr. Pentinga include a grant of 55,000 options in recognition of his appointment to the position of Chief Executive Officer.

(3)
On November 11, 2011, the Board of Directors, based upon the recommendation of the Compensation and Stock Option Committee, awarded non-equity incentive plan compensation to executives for their fiscal 2011 performance in the amounts indicated. There were no discretionary cash bonuses and no non-equity incentive plan compensation awarded for fiscal years' 2013 or 2012 performance.

(4)
Jeong Mo Hwang was hired on April 20, 2011. All figures represent compensation from that date. Effective June 5, 2013, the position of Chief Technology Officer was eliminated. Dr. Hwang's compensation package and work schedule were adjusted to reflect the change in responsibilities.

(5)	Effective June 5, 2013, the position of Chief Accounting Officer was eliminated. Mr. Hass' compensation package and work schedule were adjusted to reflect the change in responsibilities.

(6)	Amount represents car allowance of $14,192, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,750.

(7)	Amount represents car allowance of $18,000, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $7,350.

(8)
Represents Company match under the 2011, 2012 and 2013 401(k) plan of $7,350, $7,350 and $3,750, respectively, and car allowance for 2011, 2012 and 2013 of $10,000, $10,000 and $7,885, respectively. Fiscal 2012 and 2013 amounts also include $700 and $2,800 of travel incentive payments.

(9)
Represents Company match under the 2011, 2012 and 2013 401(k) plan of $6,853, $7,310 and $2,681, respectively, and car allowance of $7,000, $7,000 and $5,519 in fiscal years 2011, 2012 and 2013, respectively. Fiscal 2013 amount also includes $2,100 of travel incentive payments.

(10)
Represents Company contribution under the 2011, 2012 and 2013 Netherlands pension plan of $33,090, $39,679 and $27,824, respectively, and other (primarily car allowance) of $42,804, $40,561 and $33,477 in fiscal year 2011, 2012 and 2013, respectively.

(11)
Represents Company match under the 2012 and 2013 401(k) plan of $4,561 and $2,645, respectively, car allowance of $2,692, $7,000 and $5,519 for fiscal 2011, 2012 and 2013, respectively, and travel incentive payments of $7,350 and $2,800 in fiscal 2012 and 2013, respectively.

(12)
In June 2013, the executive officers voluntarily cancelled certain outstanding stock options. Mr Whang voluntarily cancelled 30,000 options with an exercise price of $14.79 and 26,667 options with an exercise price of $17.12. Mr. Pentinga voluntarily cancelled 3,125 options with an exercise price of $14.79 and 23,333 options with an exercise price of $17.12. Mr. Anderson voluntarily cancelled 15,000 options with an exercise price of $14.79 and 11,667 options with an exercise price of $17.12. Mr. Hass voluntarily cancelled 5,000 options with an exercise price of $14.79 and 1,333 options with an exercise price of $17.12. Dr. Hwang voluntarily cancelled 5,000 options with an exercise price of $17.12. Also in June 2013, the Board of Directors, based upon the recommendation of the Compensation and Stock Option Committee, accelerated the vesting of certain outstanding option awards.

•
50% of options with an exercise price of $2.95 vested effective June 30, 2013, and the remainder of such options will continue to vest according to the original vesting schedule (25% on each anniversary date of the original grant).

•	All options with exercise prices of $6.15 and $7.98 per share vested effective June 30, 2013.

•	Mr. Whang received accelerated vesting of 25,000, 5,000 and 27,500 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Pentinga received accelerated vesting of 25,000, 2,500 and 63,750 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Anderson received accelerated vesting of 20,000, 2,500 and 12,500 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Mr. Hass received accelerated vesting of 6,251, 666 and 3,750 options with exercise prices of $2.95, $6.15 and $7.98 per share, respectively.

•	Dr. Hwang received accelerated vesting of 7,500 and 3,750 options with exercise prices of $2.95 and $7.98 per share, respectively.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth grants of plan-based awards made to our named executive officers in fiscal 2013 and related fair value compensation for fiscal 2013:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Date Grant Approved by Board (1)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Options Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Jong S. Whang	12/11/2012	12/11/2012	$35,840	$179,200	$268,800	—	50,000	$2.95	$91,200
Fokko Pentinga	12/11/2012	12/11/2012	$37,740	$188,700	$283,050	—	50,000	$2.95	$91,200
Bradley C. Anderson	12/11/2012	12/11/2012	$19,822	$99,110	$148,665	—	40,000	$2.95	$72,960
Robert T. Hass	12/11/2012	12/11/2012	—	—	—	—	12,500	$2.95	$22,800
Jeong Mo Hwang	12/11/2012	12/11/2012	—	—	—	—	15,000	$2.95	$27,360

(1)
The stock and option awards listed above vest in five (5) installments; 50% on June 30, 2013 and the remaining four (4) installments in equal amounts on each of the first four anniversaries of the date of grant.

(2)	The exercise price is equal to the closing price of the Company's Common Stock on the day before the grant.

(3)	See Stock-Based Compensation under Note 1 to the consolidated financial statements included in our Form 10-K filed December 11, 2013 for the assumptions used to value equity based compensation.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding grants of plan-based option awards held by our named executive officers as of September 30, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)		Market Value of Shares or Units of Stock that have Not Vested ($)
Jong S. Whang	30,000	—		$6.90	12/8/2016
	60,000	—		$3.80	12/9/2018
	20,000	—		$6.15	11/20/2019
	7,500	2,500	(1)	$10.64	8/6/2020
	36,667	—		$7.98	12/15/2021
	25,000	25,000	(2)	$2.95	12/11/2022
						24,165	(3)	$176,405
Fokko Pentinga	18,750	—		$3.80	12/9/2018
	10,000	—		$6.15	11/20/2019
	5,001	1,666	(1)	$10.64	8/6/2020
	85,000	—		$7.98	12/15/2021
	25,000	25,000	(2)	$2.95	12/11/2022
						19,166	(4)	$139,912
Bradley C. Anderson	10,000	—		$8.51	4/24/2016
	5,000	—		$6.90	12/8/2016
	15,000	—		$7.30	2/19/2017
	15,000	—		$3.80	12/9/2018
	7,500	—		$6.15	11/20/2019
	3,750	1,250	(1)	$10.64	8/6/2020
	16,667	—		$7.98	12/15/2021
	20,000	20,000	(2)	$2.95	12/11/2022
						11,040	(5)	$80,592
Robert T. Hass	5,000	—		$6.90	12/8/2016
	9,000	—		$3.80	12/9/2018
	2,667	—		$6.15	11/20/2019
	1,000	333	(1)	$10.64	8/6/2020
	5,000	—		$7.98	12/15/2021
	6,250	6,250	(2)	$2.95	12/1/2022

						2,707	(6)	$19,761
Jeong Mo Hwang	4,020	—		$5.01	6/25/2019
	5,000	—		$6.15	11/20/2019
	5,000	—		$7.98	12/15/2021
	7,500	7,500	(2)	$2.95	12/11/2022
						1,875	(7)	$13,688

(1)	Unvested option awards will vest on August 6, 2014.

(2)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 11, 2012 grant date.

(3)
Mr. Whang's restricted stock awards will vest as follows - 5,833 in November 2013; 4,583 in December 2013; 1,250 in August 2014; 3,333 in November 2014; 4,583 in December 2014 and 4,583 in December 2015.

(4)
Mr. Pentinga's restricted stock awards will vest as follows - 4,167 in November 2013; 3,750 in December 2013; 833 in August 2014; 2,916 in November 2014; 3,750 in December 2014 and 3,750 in December 2015.

(5)
Mr. Anderson's restricted stock awards will vest as follows - 2,708 in November 2013; 2,083 in December 2013; 625 in August 2014; 1,458 in November 2014; 2,083 in December 2014 and 2,083 in December 2015.

(6)	Mr. Hass' restricted stock awards will vest as follows - 499 in November 2013; 625 in December 2013; 167 in August 2014; 166 in November 2014; 625 in December 2014 and 625 in December 2015.

(7)	Dr. Hwang's restricted stock awards will vest equally on the second, third and fourth anniversary of the December 15, 2011 grant date.

Option Exercises and Stock Vested
The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2013, which ended on September 30, 2013.
OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jong S. Whang	—	—	24,167	75,551
Fokko Pentinga	—	—	10,625	34,616
Bradley C. Anderson	—	—	7,917	25,638
Robert T. Hass	—	—	3,292	10,234
Jeong Mo Hwang	—	—	625	1,875

(1)
The value realized equals the difference between the option exercise price and the fair market value of Amtech common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)	The value realized equals the fair market value of Amtech common stock on the vesting date, multiplied by the number of shares that vested.

Pension Benefits
Our Chief Executive Officer is a participant in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that covers our employees in the Netherlands. None of our other named executive officers receive pension benefits.

Nonqualified Deferred Compensation
None of our named executive officers receive nonqualified deferred compensation benefits.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All other Comp. ($)	Total ($)

Jong S. Whang (2)	—	—	—	—
Fokko Pentinga (2)	—	—	—	—
Michael Garnreiter (3)	42,450	10,944	—	53,394
Alfred W. Giese (3)	38,675	10,944	—	49,619
Egbert J.G. Goudena (3)	23,925	10,944	—	34,869
Robert F. King (3)	40,150	10,944	—	51,094
____________________

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a description of the assumptions made by the Company when calculating such grant date fair value, refer to Note 1 to the Company’s consolidated financial statements as set forth in the Company’s Form 10-K filed December 11, 2013.

(2)	Directors who are full-time employees of our Company receive no additional compensation for serving as directors.

(3)
In June 2013, these directors received accelerated vesting of certain stock options. 50% of options with an exercise price of $2.95 vested effective June 30, 2013, and the remainder of such options will continue to vest according to the original vesting schedule (one-third on each anniversary date of the original grant). All options with exercise prices of $7.98 per share vested effective June 30, 2013. In fiscal 2013, each of these directors received accelerated vesting of 3,000 stock options with an exercise price of $2.95 per share and 4,000 stock options with an exercise price of $7.98 per share.

Directors who are full-time employees of our Company receive no additional compensation for serving as directors. Prior to August 7, 2012, non-employee directors received an annual retainer of $16,000, fees of $2,000 per Board meeting attended in person, $750 per board meeting attended telephonically, $1,250 per Audit Committee meeting attended in person, $750 per Audit Committee meeting attended telephonically, $750 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended in person, and $500 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended telephonically. Effective August 7, 2012, all meeting fees were reduced by 10%. The 10% reduction in fees was maintained throughout fiscal 2013. The annual retainer was voluntarily reduced by between 10% and 63% by each of the board members. In addition to meeting fees, members of board committees receive compensation for time spent on work assigned by the committee. The rate of compensation for the work assignments is $100 per hour. In addition, under our Non-Employee Directors Stock Option Plan, each non-employee director currently receives a grant of options to purchase 6,000 shares of common stock, or such other number of shares as may be determined by the Board, when first elected or appointed to the Board, and 6,000 shares of common stock, or such other number of shares as may be determined by the Board, upon each re-election to the Board at our annual meeting of shareholders or at such other time as may be determined by the Board. The exercise price of the options is set at the fair market value of common stock on the date of grant. Each option has a term of ten years and becomes exercisable in three equal installments commencing on the first anniversary of the date of grant and continuing for the two successive anniversaries thereafter. In the event of disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of 30 days following the date such person ceased to be a director, or such other date as may be determined by the Board, but only to the extent such options were exercisable on the date the director ceased to be a director. Furthermore, the director serving as the Chairman of the Audit Committee receives an annual retainer of $15,000. The director serving as the Chairman of the Technology Strategy Committee, the director serving as the Chairman of the Compensation and Stock Option Committee as well as the director serving as the Chairman of the Nominating and Governance Committee each receive an annual retainer of $6,000. During fiscal 2013, the retainers for each committee chair were reduced by 10%.
Compensation Committee Interlocks and Insider Participation
The Compensation and Stock Option Committee is presently comprised of Messrs. Michael Garnreiter, Alfred W. Giese, Egbert J.G. Goudena and Robert F. King, who are not officers or employees of the Company. No interlocking relationship exists, or in the past fiscal year has existed, between any member of the Compensation and Stock Option Committee and any member of any other company’s board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information

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

The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 6, 2014, by (i) each director and executive officer of Amtech, including the named executive officers, (ii) all executive officers and directors of Amtech as a group. The information included in the tables below was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

Name and Address (1) (2)	No. of Shares of Common Stock Beneficially Held (3)		Percent of Common Stock Ownership (3)
Officers and Directors:
Jong S. Whang	301,863	(4)	3.1%
Fokko Pentinga	193,751	(5)	2.0%
Bradley C. Anderson	149,308	(6)	1.5%
Michael Garnreiter	31,000	(7)	*
Alfred W. Giese	27,353	(8)	*
Egbert J. G. Goudena	28,000	(9)	*
Robert F. King	45,000	(10)	*
Director and Officer Total (9 people)	776,275	(11)	8.1%
______________________

*Less than 1%.

(1)	The address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2)
Mr. Whang is our Executive Chairman and Chairman of the Board of Directors. Mr. Pentinga is our President and CEO and is a director. Mr. Anderson is our Executive Vice President-Chief Financial Officer, Treasurer and Secretary. Messrs. Garnreiter, Giese, Goudena and King are directors of Amtech.

(3)
Based on 9,583,867 shares of common stock outstanding as of January 6, 2014. The share amounts and percentages shown include shares of common stock actually owned as of January 6, 2014, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of January 6, 2014, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4)	Includes 208,333 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(5)	Includes 166,251 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(6)	Includes 109,792 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(7)	Includes 31,000 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(8)	Includes 25,833 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(9)	Includes 21,000 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(10)	Includes 35,000 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

(11)	Includes 581,208 shares issuable upon exercise of options exercisable within 60 days of January 6, 2014.

The following table sets forth certain information concerning the beneficial ownership of our common stock based on information received by the Company as of January 6, 2014, by each person known by us to be the beneficial owner of more than 5% of our common stock based on such filings.

Name and Address	No. of Shares of Common Stock Beneficially Held (1)		Percent of Common Stock Ownership (1)
5% Shareholders
Leslie J. Schreyer, as Trustee FBO the issue of Jonathan D. Sackler	791,750	(2)	8.3%
______________________

(1)
Based on 9,583,867 shares of common stock outstanding as of January 6, 2014. The share amounts and percentages shown include shares of common stock actually owned as of January 6, 2014, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of January 6, 2014, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(2)
Leslie J. Schreyer is Trustee under a Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler. Represents shares held in the Trust, for which Leslie J. Schreyer serves as sole Trustee. Leslie J. Schreyer has no pecuniary interest in the shares held by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We had no transactions during fiscal 2013, nor are any transactions currently proposed, with any director, director nominee, executive officer, security holder known to us to own of record or beneficially more than 5% of the common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.
The policy of the Board is for it, or one of its committees, to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Board member who has any interest (actual or perceived) will not be involved in the consideration of Directors.
For purposes of the policy, a “related person transaction” is any transaction, arrangement or relationship in which we are a participant, the related person (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related person” includes (a) any person who is or was (at any time during the last fiscal year) an officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.
In determining whether a related person transaction will be approved or ratified, the Board, or committee, will consider a multitude of factors including (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.
Director Independence
The Board of Directors annually reviews the independence of the Audit Committee members in view of FINRA’s listing standards’ and the SEC’s definitions of independence for audit committee members. The Board has determined that each of the members of the Audit Committee meets those definitions and standards. Additionally, each member of the Audit Committee is financially literate, and one of the Audit Committee members, Michael Garnreiter, has financial management expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed to us by our independent auditors for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2013 and 2012, and fees billed during those fiscal years for (i) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (ii) services rendered in connection with tax compliance, tax advice and tax planning, and (iii) all other fees for services rendered.
Our independent auditors, Mayer Hoffman McCann P.C. (MHM) leases substantially all of its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Year Ended	Year Ended
	Sept. 30, 2013	Sept. 30, 2012
Audit Fees (1)	$392,153	$441,011
Audit-Related Fees (2)	29,977	17,771
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$422,130	$458,782
_________________________

(1)
Annual audit and review of financial statements included in the Company’s reports on Form 10-Q and Form 10-K, including an audit of the Company’s internal control over financial reporting, and services normally provided by the auditors in connection with statutory and regulatory filings.

(2)	Consists primarily of assurance services related to the legal restructure of operations in The Netherlands.
PRE-APPROVAL POLICY
In March 2008, the Audit Committee adopted a Pre-Approval Policy (the “Policy”) governing the approval of all audit and non-audit services performed by the Company’s independent auditor in order to ensure that the performance of such services does not impair the auditor’s independence.
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
Any service to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval. For the fiscal years ended September 30, 2012 and 2013, all services rendered by the Company’s independent auditors were pre-approved by the Audit Committee pursuant to the pre-approval Policy.
The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/Jong S. Whang	Executive Chairman and	January 24, 2014
Jong S. Whang	Chairman of the Board

/s/Fokko Pentinga	Chief Executive Officer	January 24, 2014
Fokko Pentinga	and President
(Principal Executive Officer)

/s/Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	January 24, 2014
Bradley C. Anderson	(Principal Financial and Accounting Officer)

/s/Michael Garnreiter	Director	January 24, 2014
Michael Garnreiter

/s/Alfred W. Giese	Director	January 24, 2014
Alfred W. Giese

/s/Egbert J.G. Goudena	Director	January 24, 2014
Egbert J.G. Goudena

/s/Robert F. King	Director	January 24, 2014
Robert F. King