Form 10-Q
period 2013-12-31
AMTECH SYSTEMS INC
filed 2014-02-06
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2013
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
Shares of Common Stock outstanding as of January 30, 2014: 9,584,067

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2013	September 30, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$30,337	$37,197
Restricted cash	4,236	5,134
Accounts receivable
Trade (less allowance for doubtful accounts of $683 and $638 at December 31, 2013, and September 30, 2013, respectively)	10,496	4,829
Unbilled and other	7,390	3,194
Inventories	16,712	22,001
Deferred income taxes	1,340	1,330
Refundable income taxes	7,170	7,580
Other	1,801	2,930
Total current assets	79,482	84,195
Property, plant and equipment - net	10,929	11,066
Deferred income taxes -long term	1,260	1,260
Intangible assets - net	3,360	3,502
Goodwill	8,527	8,481
Other assets - long term	2,526	2,443
Total Assets	$106,084	$110,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2013	September 30, 2013
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,299	$5,472
Accrued compensation and related taxes	4,137	3,778
Accrued warranty expense	1,065	1,454
Deferred profit	6,692	3,067
Customer deposits	4,903	11,253
Other accrued liabilities	8,299	10,140
Income taxes payable	6,030	6,170
Total current liabilities	36,425	41,334
Income taxes payable long-term	2,900	2,810
Total liabilities	39,325	44,144

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,583,867 and 9,550,809 at December 31, 2013, and September 30, 2013, respectively	96	96
Additional paid-in capital	79,794	79,610
Accumulated other comprehensive loss	(3,827)	(4,556)
Retained deficit	(8,800)	(8,004)
Total stockholders' equity	67,263	67,146
Noncontrolling interest	(504)	(343)
Total equity	66,759	66,803
Total Liabilities and Stockholders' Equity	$106,084	$110,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Revenues, net of returns and allowances	$14,772	$9,357
Cost of sales	10,237	7,979
Gross profit	4,535	1,378

Selling, general and administrative	4,124	4,272
Restructuring charges	—	697
Research and development	889	1,161
Operating loss	(478)	(4,752)

Interest and other income, net	106	4
Loss before income taxes	(372)	(4,748)

Income tax provision (benefit)	560	(480)

Net loss	(932)	(4,268)

Add: Net loss attributable to noncontrolling interest	138	74
Net loss attributable to Amtech Systems, Inc.	$(794)	$(4,194)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.08)	$(0.44)
Weighted average shares outstanding	9,560	9,494
Diluted loss per share attributable to Amtech shareholders	$(0.08)	$(0.44)
Weighted average shares outstanding	9,560	9,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Net loss	$(932)	$(4,268)
Foreign currency translation adjustment	705	1,391
Comprehensive loss	(227)	(2,877)

Comprehensive loss attributable to noncontrolling interest	161	86
Comprehensive loss attributable to Amtech Systems, Inc.	$(66)	$(2,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Operating Activities
Net loss	$(932)	$(4,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	699
Write-down of inventory	90	194
Deferred income taxes	—	15
Non-cash stock based compensation expense	176	433
Provision for allowance for doubtful accounts	33	33
Changes in operating assets and liabilities:
Restricted cash	944	(905)
Accounts receivable	(9,748)	3,911
Inventories	5,498	1,117
Accrued income taxes	532	(500)
Prepaid expenses and other assets	1,078	484
Accounts payable	(237)	(3,127)
Accrued liabilities and customer deposits	(8,534)	(178)
Deferred profit	3,554	(2,460)
Net cash used in operating activities	(6,923)	(4,552)
Investing Activities
Purchases of property, plant and equipment	(154)	(121)
Net cash used in investing activities	(154)	(121)
Financing Activities
Proceeds from the issuance of common stock	9	—
Net cash provided by financing activities	9	—
Effect of Exchange Rate Changes on Cash	208	562
Net Decrease in Cash and Cash Equivalents	(6,860)	(4,111)
Cash and Cash Equivalents, Beginning of Period	37,197	46,726
Cash and Cash Equivalents, End of Period	$30,337	$42,615
Supplemental Cash Flow Information:
Income tax refunds	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The consolidated results of operations for the three months ended December 31, 2013, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2013	September 30, 2013
	(dollars in thousands)
Deferred revenues	$13,027	$3,371
Deferred costs	6,335	304
Deferred profit	$6,692	$3,067

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

As of December 31, 2013, two customers, individually, accounted for 40% and 16% of accounts receivable.

Restricted Cash – Restricted cash is $4.2 million and $5.1 million as of December 31, 2013, and September 30, 2013, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 80% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2013	September 30, 2013
	(dollars in thousands)
Purchased parts and raw materials	$11,101	$11,757
Work-in-process	2,908	7,104
Finished goods	2,703	3,140
	$16,712	$22,001

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

The following is a summary of property, plant and equipment:

	December 31, 2013	September 30, 2013
	(dollars in thousands)
Land, building and leasehold improvements	$11,129	$10,960
Equipment and machinery	7,854	7,630
Furniture and fixtures	5,785	5,685
	24,768	24,275
Accumulated depreciation and amortization	(13,839)	(13,209)
	$10,929	$11,066

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar and Semiconductor Equipment	Polishing Supplies and Equipment	Total
	(dollars in thousands)
Balance at the beginning of year
Goodwill	$12,563	$728	$13,291
Accumulated impairment losses	(4,810)	—	(4,810)
	7,753	728	8,481
Net exchange differences	46	—	46
Balance at the end of quarter
Goodwill	12,635	728	13,363
Accumulated impairment losses	(4,836)	—	(4,836)
	$7,799	$728	$8,527

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		December 31, 2013			September 30, 2013
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,068	$(780)	$288	$1,065	$(717)	$348
Customer lists	10 years	887	(561)	326	871	(532)	339
Technology	5-10 years	2,457	(1,514)	943	2,426	(1,422)	1,004
In-process research and development	(1)	1,600	—	1,600	1,600	—	1,600
Other	2-10 years	348	(145)	203	341	(130)	211
		$6,360	$(3,000)	$3,360	$6,303	$(2,801)	$3,502

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

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

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
Beginning balance	$1,454	$2,687
Warranty expenditures	(277)	(362)
Warranty provisions/(adjustment)	(112)	103
Ending balance	$1,065	$2,428

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
Effect on income before income taxes (1)	$(176)	$(433)
Effect on income taxes	40	62
Effect on net income	$(136)	$(371)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2023. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,059,417	$6.71	891,293	$9.37
Granted	220,000	7.01	312,850	2.95
Exercised	(2,230)	3.82	—	—
Forfeited	(2,114)	8.03	(1,085)	7.64
Outstanding at end of period	1,275,073	$6.76	1,203,058	$7.71

Exercisable at end of period	924,593	$7.04	597,545	$9.19
Weighted average fair value of options granted during the period	$4.38		$1.82

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2013	2012
Risk free interest rate	2%	1%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	69%	70%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Three Months Ended December 31,
	2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	69,154	$10.13	127,975	$9.06
Released	(30,828)	10.08	(55,646)	7.65
Forfeited	—	—	(50)	7.98
Ending Outstanding	38,326	$10.17	72,279	$10.15

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

Cash Equivalents- Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheet is $18.4 million and $18.5 million as of December 31, 2013 and September 30, 2013, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

Receivables and Payables —The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Shipping expense – Shipping expenses of $0.3 million and $0.2 million for the three months ended December 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Research and development	$2,895	$2,458
Grants earned	(2,006)	(1,297)
Net research and development	$889	$1,161

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

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and certain discrete items are treated separately.

 Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state and foreign deferred tax assets that may not be recovered. Each quarter the valuation allowance is re-evaluated. The valuation allowance during the three months ended December 31, 2013, increased by $0.2 million for current period net operating losses in China and the Netherlands. The Accounting Standards Codification states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result, we continue recording a valuation allowance on operating losses incurred in China and the Netherlands.

The Company classifies uncertain tax positions as non-current income taxes payable unless expected to be paid within one year. At December 31, 2013 and September 30, 2013, the total amount of unrecognized tax benefits was approximately $1.6 million. If recognized, these amounts would favorably impact the effective tax rate. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, and September 30, 2013, the Company has an accrual for potential interest and penalties of approximately $1.3 million and $1.2 million, respectively.

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

For the three months ended December 31, 2013, options for 1,275,000 shares and 38,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2012, options for 1,205,000 shares and 72,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(794)	$(4,194)
Weighted Average Shares Outstanding:
Common stock	9,560	9,494
Basic loss per share attributable to Amtech shareholders	$(0.08)	$(0.44)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(794)	$(4,194)
Weighted Average Shares Outstanding:
Common stock	9,560	9,494
Common stock equivalents (1)	—	—
Diluted shares	9,560	9,494
Diluted loss per share attributable to Amtech shareholders	$(0.08)	$(0.44)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

The Company’s products are classified into two business segments: the solar and semiconductor equipment segment and the polishing supplies segment. In the solar and semiconductor equipment segment, we are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment. In the polishing supplies segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.
Information concerning our business segments is as follows:

	Three Months Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$12,564	$7,034
Polishing supplies and equipment	2,208	2,323
	$14,772	$9,357
Operating income (loss):
Solar and semiconductor equipment	$349	$(3,168)
Polishing supplies and equipment	418	155
Non-segment related	(1,245)	(1,739)
	$(478)	$(4,752)

	December 31, 2013	September 30, 2013
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$101,056	$106,723
Polishing supplies and equipment	5,028	4,224
	$106,084	$110,947
Goodwill:
Solar and semiconductor equipment	$7,799	$7,753
Polishing supplies and equipment	728	728
	$8,527	$8,481

5.	Major Customers and Foreign Sales

During the three months ended December 31, 2013, two customers individually represented 33% and 23% of net revenues. During the three months ended December 31, 2012, one customer individually represented 14%.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2013	2012
United States	42%	22%

China	11%	31%
Taiwan	11%	9%
Other	11%	14%
Total Asia	33%	54%
Total Europe	25%	24%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of December 31, 2013 we had purchase obligations in the amount of $10.7 million compared to $12.3 million as of September 30, 2013. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development project – In 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implanters for a non-solar application. Kingstone has begun the first phase of this development project and received $3.6 million of grant funds for the project. Under the arrangement, Kingstone has agreed that by July 2014 it will have in place $6.1 million of its commitment to the project. The agreement will terminate upon the occurrence of certain events or if the project does not pass the first phase project evaluation. Otherwise, the remainder of Kingstone's commitment is to be in place by December 2015. Amtech owns 55% of Kingstone Technology Hong Kong Limited, which owns 100% of Shanghai Kingstone Semiconductor Company Ltd. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.

Litigation – The Company is a party to various claims arising in the normal course of business. Management believes the resolution of these matters will not have a material impact on the Company’s results of operations or financial condition.

7. Restructuring and Impairment Charges

Restructuring charges for the three months ended December 31, 2012 were $0.7 million. The restructuring charges in fiscal 2013 relate primarily to severance costs incurred as a result of the reductions-in-force at certain operations. There were no restructuring charges in fiscal 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K that we filed with the Securities and Exchange Commission for the year-ended September 30, 2013 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K and investors should refer to them. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2013	December 31, 2012
Net revenue	100%	100%
Cost of goods sold	69%	85%
Gross margin	31%	15%
Operating expenses:
Selling, general and administrative	28%	47%
Restructuring charges	0%	7%
Research and development	6%	12%
Total operating expenses	34%	66%
Loss from operations	(3)%	(51)%
Interest income (expense), net	1%	0%
Loss before income taxes	(2)%	(51)%
Income taxes provision (benefit)	4%	(5)%
Net loss	(6)%	(46)%
Add: net loss attributable to noncontrolling interest	1%	1%
Net loss attributable to Amtech Systems, Inc.	(5)%	(45)%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue and operating income can be significantly impacted by the timing of system shipments, and recognition of revenue based on customer acceptances.

	Quarters Ended December 31,
Segment	2013	2012	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$12,564	$7,034	$5,530	79%
Polishing supplies segment	2,208	2,323	(115)	(5)%
Total net revenue	$14,772	$9,357	$5,415	58%

Net revenue for the quarters ended December 31, 2013 and 2012 was $14.8 million and $9.4 million, respectively, an increase of $5.4 million or 58%. Revenue from the solar and semiconductor equipment segment increased 79% due, in part, to the large shipment of n-type cell technology, partially offset by deferred revenue. According to our revenue recognition policy, 100% of the revenue for plasma-enhanced chemical vapor deposition (PECVD) equipment was deferred, because it is considered new technology until the customer's defined specifications have been met for two similarly configured systems and processes. Net revenue from the solar market was $6.6 million and $4.3 million for the three months ended December 31, 2013, and 2012, respectively. Despite the shipment of n-type cell technology and PECVD equipment, the current supply / demand imbalance and global economic conditions have continued to negatively impact sales in the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans. It is difficult to predict when the market will improve, but we expect this downturn to continue into 2014. Contributing to the increased revenues from the solar and semiconductor equipment segment was an upturn in our semiconductor customers' capital equipment purchases.

Slightly lower revenues from the polishing supplies segment resulted primarily from product mix. Compared to the first quarter of fiscal 2013, shipments of machines were lower and demand for carriers decreased slightly in the first quarter of fiscal 2014. However, increased demand for sapphire substrates for LED lighting and mobile communication devices has resulted in significant increases in sales of templates, which are used in single-sided polishing processes.

Backlog and Orders

Our order backlog as of December 31, 2013 and 2012 was $23.3 million and $14.7 million, respectively. Our backlog as of December 31, 2013 includes approximately $14.1 million of orders and deferred revenue from our solar industry customers, compared to $10.1 million at December 31, 2012. New orders booked in the quarter ended December 31, 2013 were $9.8 million compared to $5.0 million in the quarter ended December 31, 2012. As the majority of the backlog is denominated in Euros, the strengthening of the Euro during the first quarter of fiscal 2014 resulted in an increase in backlog of approximately $0.4 million. As of December 31, 2013, one customer accounted for 40% of our backlog. Our order pipeline has been slow due to the worldwide overcapacity of solar cell production. We expect the pipeline to remain slow into 2014 due to that overcapacity and the likelihood of lower government subsidies for solar energy installations.

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

	Quarters Ended December 31,
Segment	2013	2012	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$3,724	$951	$2,773	292%
Polishing supplies segment	811	427	384	90%
Total gross profit	$4,535	$1,378	$3,157	229%

Gross profit for the three months ended December 31, 2013 and 2012 was $4.5 million and $1.4 million, respectively; an increase of $3.2 million. Gross margin on products from our solar and semiconductor equipment segment was 30% in the quarter ended December 31, 2013, compared to 14% in the quarter ended December 31, 2012. The higher gross margin resulted, in part, from improved utilization of manufacturing capacity with increased sales volumes as well as expense reductions from company-wide cost-control initiatives. In addition, margins were higher due to the use of previously-written down inventory. In the quarter ended December 31, 2013, we had a net deferred profit of $3.6 million compared to a net recognition of previously-deferred profit of $2.5 million in the quarter ended December 31, 2012.

Gross margin on products from our polishing supplies segment was 37% in the quarter ended December 31, 2013, compared to 18% in the quarter ended December 31, 2012. Higher margins resulted primarily from improved product mix and greater efficiencies with increased templates sales volumes.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses.

	Three Months Ended
Segment	December 31, 2013	December 31, 2012	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$3,613	$3,765	$(152)	(4)%
Polishing supplies segment	511	507	4	1%
Total selling, general and administrative expenses	$4,124	$4,272	$(148)	(3)%

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2013 and 2012 were $4.1 million and $4.3 million, respectively. SG&A expenses include $0.2 million and $0.4 million of stock-based compensation expense for the quarters ended December 31, 2013 and 2012, respectively. Savings from continued company-wide cost-control initiatives, including lower salaries and benefits, were offset by higher commission expense related to higher revenues.

Restructuring Charges

There were no restructuring charges in the first quarter of fiscal 2014. Restructuring charges for the three months ended December 31, 2012 were $0.7 million, resulting from the company's cost-cutting efforts in fiscal 2013, primarily severance costs related to reductions-in-force.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended
	December 31, 2013	December 31, 2012	Incr. (Decr.)	% change
	(dollars in thousands)
Research and development	$2,895	$2,458	$437	18%
Grants earned	(2,006)	(1,297)	(709)	55%
Net research and development	$889	$1,161	$(272)	(23)%

Research and development costs (net of grants earned) for the three months ended December 31, 2013 decreased $0.3 million compared to the three months ended December 31, 2012. The decrease in net research and development expense relates to the increase in government grants earned for funding related to the development of the ion implanter. Increased research and development spending relates primarily to higher activity in the development of the ion implanter, partially offset by lower activity in thermal processing solar research and development.

Income Taxes

For the three months ended December 31, 2013 we recorded income tax expense of $0.6 million compared to a tax benefit of $0.5 million for the three months ended December 31, 2012. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.  No tax benefit has been recognized for losses in China related to Kingstone's ion implant development projects and the Netherlands, because Kingstone does not have a history of earnings and due to cumulative losses in the Netherlands.
The Financial Accounting Standards requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review as of December 31, 2013, we concluded that it was appropriate to increase the valuation allowance for the net operating losses in the Netherlands and China, where cumulative losses have been incurred. Available tax planning strategies cause us to believe that it is more likely than not the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative book losses there.
Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies. At the end of 2011, we restructured our European operations to lower the tax rate on the Dutch operations from 35% to a marginal rate of 25% and to as low as 5% on income derived from qualified new technologies, as we intend to permanently reinvest future Dutch earnings in our foreign operations. The effect of the restructure on our tax rate depends on the amount of income or loss earned in the Netherlands, as well as the portion of such income that can be demonstrated to have been derived from qualified new technologies, as well as the other factors mentioned above.

Liquidity and Capital Resources

At December 31, 2013, and September 30, 2013, cash and cash equivalents were $30.3 million and $37.2 million, respectively. At December 31, 2013, and September 30, 2013, restricted cash was $4.2 million and $5.1 million, respectively. Our working capital was $43.1 million as of December 31, 2013 and $42.9 million as of September 30, 2013.

The decrease in cash for the first three months of fiscal 2014 was due to cash used in operating activities of $6.9 million discussed below. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.2:1 and 2.0:1 as of December 31, 2013, and September 30, 2013, respectively.

At December 31, 2013, we have current refundable income taxes of $7.2 million and current taxes payable of $6.0 million, reflecting an expected refund of taxes in The Netherlands (of which $5.5 million was received in January 2014) and an expected payment of U.S. taxes. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $6.9 million for the three months ended December 31, 2013, compared to $4.6 million used by such activities for the three months ended December 31, 2012. Increases in accounts receivable and decreases in customer deposits were significant uses of cash, partially offset by decreases in inventory and prepaid expenses.

Cash Flows from Investing Activities

Our investing activities for the three months ended December 31, 2013 and 2012 consisted of purchases of property, plant and equipment of $0.2 million and $0.1 million, respectively.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities in the three months ended December 31, 2013 and December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2013, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $10.7 million as of December 31, 2013, compared to $12.3 million as of September 30, 2013, a decrease of $1.6 million. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2013, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2013.

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

During fiscal 2013 and in the first three months of fiscal 2014, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2013 and 2012. As of December 31, 2013, our foreign subsidiaries had $1.0 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.1 million. As of December 31, 2013, we had $0.1 million of accounts payable, consisting of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of less than $0.1 million. The risk associated with foreign currency translation gains and losses has increased with our 2011 acquisition in China.

We incurred foreign currency translation gains of $0.7 million and $1.4 million during the three months ended December 31, 2013, and 2012, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $43.1 million as of December 31, 2013. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $4.3 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our 2011 acquisition in China.

During the three months ended December 31, 2013 and 2012, U.S. dollar denominated sales of our European operations were $0.6 million and $0.3 million, respectively. As of December 31, 2013, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.7 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of December 31, 2013, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.1 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (our “2013 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2013 Form 10-K.

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

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	February 6, 2014
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)