Form 10-Q
period 2014-06-30
AMTECH SYSTEMS INC
filed 2014-08-07
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2014
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
Shares of Common Stock outstanding as of August 1, 2014: 9,844,995

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$31,638	$37,197
Restricted cash	3,084	5,134
Accounts receivable
Trade (less allowance for doubtful accounts of $3,041 and $638 at June 30, 2014, and September 30, 2013, respectively)	7,466	4,829
Unbilled and other	8,124	3,194
Inventories	18,298	22,001
Deferred income taxes	630	1,330
Refundable income taxes	—	7,580
Other	1,938	2,930
Total current assets	71,178	84,195
Property, Plant and Equipment - Net	10,087	11,066
Deferred Income Taxes - Long Term	1,260	1,260
Intangible Assets - Net	2,990	3,502
Goodwill	8,505	8,481
Other Assets - Long Term	2,499	2,443
Total Assets	$96,519	$110,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2014	September 30, 2013
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$7,028	$5,472
Accrued compensation and related taxes	4,071	3,778
Accrued warranty expense	766	1,454
Deferred profit	7,293	3,067
Customer deposits	4,123	11,253
Other accrued liabilities	5,889	10,140
Income taxes payable	6,040	6,170
Total current liabilities	35,210	41,334
Income Taxes Payable Long-Term	2,900	2,810
Total liabilities	38,110	44,144

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,844,995 and 9,550,809 at June 30, 2014, and September 30, 2013, respectively	98	96
Additional paid-in capital	81,447	79,610
Accumulated other comprehensive loss	(4,143)	(4,556)
Retained deficit	(17,806)	(8,004)
Total stockholders' equity	59,596	67,146
Noncontrolling interest	(1,187)	(343)
Total equity	58,409	66,803
Total Liabilities and Stockholders' Equity	$96,519	$110,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues, net of returns and allowances	$9,190	$10,398	$36,678	$27,873
Cost of sales	7,453	8,648	27,416	22,639
Write-down of inventory	106	4,427	199	4,080
Gross profit (loss)	1,631	(2,677)	9,063	1,154

Selling, general and administrative	4,103	5,443	13,504	13,682
Restructuring charges	—	182	—	879
Research and development	1,399	1,947	4,443	5,055
Operating loss	(3,871)	(10,249)	(8,884)	(18,462)

Interest and other income, net	43	143	130	187
Loss before income taxes	(3,828)	(10,106)	(8,754)	(18,275)

Income tax provision	1,325	2,560	1,885	1,280

Net loss	(5,153)	(12,666)	(10,639)	(19,555)

Add: net loss (income) attributable to noncontrolling interest	(104)	565	837	1,169
Net loss attributable to Amtech Systems, Inc.	$(5,257)	$(12,101)	$(9,802)	$(18,386)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.53)	$(1.27)	$(1.01)	$(1.93)
Weighted average shares outstanding	9,843	9,539	9,694	9,524
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(1.27)	$(1.01)	$(1.93)
Weighted average shares outstanding	9,843	9,539	9,694	9,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(5,153)	$(12,666)	$(10,639)	$(19,555)
Foreign currency translation adjustment	(335)	676	406	599
Comprehensive loss	(5,488)	(11,990)	(10,233)	(18,956)

Comprehensive (income) loss attributable to noncontrolling interest	(80)	603	844	1,224
Comprehensive loss attributable to Amtech Systems, Inc.	$(5,568)	$(11,387)	$(9,389)	$(17,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(10,639)	$(19,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,796	2,014
Write-down of inventory	199	4,080
Deferred income taxes	705	1,287
Non-cash share based compensation expense	603	2,313
Provision for allowance for doubtful accounts	1,309	305
Changes in operating assets and liabilities:
Restricted cash	2,078	(374)
Accounts receivable	(10,798)	6,334
Inventories	3,700	3,591
Income taxes refundable and payable, net	7,648	(12)
Prepaid expenses and other assets	958	570
Accounts payable	1,524	(3,070)
Accrued liabilities and customer deposits	(12,007)	597
Deferred profit	6,168	(6,079)
Net cash used in operating activities	(6,756)	(7,999)
Investing Activities
Purchases of property, plant and equipment	(214)	(156)
Net cash used in investing activities	(214)	(156)
Financing Activities
Proceeds from the exercise of stock options	1,136	—
Excess tax benefit of stock options	100	—
Net cash provided by financing activities	1,236	—
Effect of Exchange Rate Changes on Cash	175	243
Net Decrease in Cash and Cash Equivalents	(5,559)	(7,912)
Cash and Cash Equivalents, Beginning of Period	37,197	46,726
Cash and Cash Equivalents, End of Period	$31,638	$38,814

Supplemental Cash Flow Information:
Income tax refunds	$6,779	$18
Income tax payments	$178	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
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

The consolidated results of operations for the three and nine months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company's equity. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the respective lives of the contracts. Revenue from spare parts is recorded upon shipment.

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Deferred revenues	$16,531	$3,371
Deferred costs	9,238	304
Deferred profit	$7,293	$3,067

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 60% of total cash balances) are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained in banks in The Netherlands, France and China that are uninsured.

As of June 30, 2014, two customers, individually, accounted for 24% and 19% of accounts receivable.

Restricted Cash – Restricted cash is $3.1 million and $5.1 million as of June 30, 2014, and September 30, 2013, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. For the majority of these amounts, a liability has been accrued in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 70% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Purchased parts and raw materials	$10,874	$11,757
Work-in-process	4,693	7,104
Finished goods	2,731	3,140
	$18,298	$22,001

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

The following is a summary of property, plant and equipment:

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Land, building and leasehold improvements	$11,068	$10,960
Equipment and machinery	7,868	7,630
Furniture and fixtures	5,765	5,685
	24,701	24,275
Accumulated depreciation and amortization	(14,614)	(13,209)
	$10,087	$11,066

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar and Semiconductor Equipment	Polishing Supplies and Equipment	Total
	(dollars in thousands)
Balance at the beginning of year
Goodwill	$12,563	$728	$13,291
Accumulated impairment losses	(4,810)	—	(4,810)
	7,753	728	8,481
Net exchange differences	24	—	24
Balance at the end of quarter
Goodwill	12,600	728	13,328
Accumulated impairment losses	(4,823)	—	(4,823)
	$7,777	$728	$8,505

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		June 30, 2014			September 30, 2013
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,066	$(902)	$164	$1,065	$(717)	$348
Customer lists	10 years	879	(601)	278	871	(532)	339
Technology	5-10 years	2,442	(1,664)	778	2,426	(1,422)	1,004
In-process research and development	(1)	1,600	—	1,600	1,600	—	1,600
Other	2-10 years	344	(174)	170	341	(130)	211
		$6,331	$(3,341)	$2,990	$6,303	$(2,801)	$3,502

(1)	The in-process research and development will be amortized over its useful life when it has reached technological feasibility.

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

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2014	2013
	(dollars in thousands)
Beginning balance	$1,454	$2,687
Warranty expenditures	(663)	(1,137)
Warranty provisions/(adjustment)	(25)	216
Ending balance	$766	$1,766

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Effect on income before income taxes (1)	$(230)	$(1,553)	$(603)	$(2,313)
Effect on income taxes	36	315	196	469
Effect on net income	$(194)	$(1,238)	$(407)	$(1,844)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2023. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,059,417	$6.71	891,293	$9.37
Granted	272,906	7.01	312,850	2.95
Exercised	(263,358)	4.31	—	—
Forfeited	(4,546)	8.71	(132,318)	15.79
Outstanding at end of period	1,064,419	$7.37	1,071,825	$6.71

Exercisable at end of period	663,220	$8.14	873,969	$7.07
Weighted average fair value of options granted during the period	$4.38		$1.82

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2014	2013
Risk free interest rate	2%	1%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	69%	70%

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

The Company awards restricted shares under the existing share-based compensation plans. The Company's restricted share awards vest in equal annual installments over a two to four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets is $18.0 million and $18.5 million as of June 30, 2014 and September 30, 2013, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

Shipping expense – Shipping expenses of $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, are included in selling, general and administrative expenses. Shipping expenses of $0.7 million and $0.6 million for the nine months ended June 30, 2014 and 2013, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)		(dollars in thousands)
Research and development	$3,054	$2,158	$8,442	$6,801
Grants earned	(1,655)	(211)	(3,999)	(1,746)
Net research and development	$1,399	$1,947	$4,443	$5,055

Impact of Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12 which provides guidance on how to account for shared-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU but do not expect it to have a material impact on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard and the impact on our financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity.
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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the nine months ended June 30, 2014 the valuation allowance increased by $3.0 million due to net operating losses in China, The Netherlands and France and the recording of a valuation allowance on most of the previously recognized deferred tax assets in France.

The Company classifies all of our uncertain tax positions as non-current income taxes payable. At June 30, 2014 and September 30, 2013, the total amount of unrecognized tax benefits was approximately $1.6 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2014, and September 30, 2013, the Company has an accrual for potential interest and penalties of approximately $1.5 million and $1.2 million, respectively.

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

For the three and nine months ended June 30, 2014, options for 1,016,000 shares and 38,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2013, options for 1,064,000 shares and 38,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(5,257)	$(12,101)	$(9,802)	$(18,386)
Weighted Average Shares Outstanding:
Common stock	9,843	9,539	9,694	9,524
Basic loss per share attributable to Amtech shareholders	$(0.53)	$(1.27)	$(1.01)	$(1.93)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(5,257)	$(12,101)	$(9,802)	$(18,386)
Weighted Average Shares Outstanding:
Common stock	9,843	9,539	9,694	9,524
Common stock equivalents (1)	—	—	—	—
Diluted shares	9,843	9,539	9,694	9,524
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(1.27)	$(1.01)	$(1.93)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

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

Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$6,764	$8,426	$29,615	$21,647
Polishing supplies and equipment	2,426	1,972	7,063	6,226
	$9,190	$10,398	$36,678	$27,873
Operating income (loss):
Solar and semiconductor equipment	$(3,246)	$(7,719)	$(6,824)	$(13,271)
Polishing supplies and equipment	654	315	1,622	847
Non-segment related	(1,279)	(2,845)	(3,682)	(6,038)
	$(3,871)	$(10,249)	$(8,884)	$(18,462)

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$90,244	$106,723
Polishing supplies and equipment	6,275	4,224
	$96,519	$110,947

5.	Major Customers and Foreign Sales

During the three months ended June 30, 2014, one customer individually represented 14% of net revenues. During the three months ended June 30, 2013, two customers individually represented 48% and 11% of net revenues. During the nine months ended June 30, 2014, two customers individually represented 15% and 13% of net revenues. During the nine months ended June 30, 2013, one customer individually represented 24% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2014	2013
United States	27%	20%

China	14%	42%
Taiwan	18%	13%
Other	14%	9%
Total Asia	46%	64%
Germany	8%	6%
Other	19%	10%
Total Europe	27%	16%
	100%	100%

6.	Commitments and Contingencies

Purchase Obligations – As of June 30, 2014 we had purchase obligations in the amount of $9.3 million compared to $12.3 million as of September 30, 2013. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development projects – In fiscal 2014, Tempress Systems, Inc. ("Tempress") entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four -year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement.

In 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implant technology for non-solar applications. Kingstone has substantially completed the first phase of this development project and received $3.6 million of grant funds for the project. Under the arrangement, Kingstone has agreed that, in 2014, it will have in place $6.1 million of its commitment to the project. The remainder of Kingstone's commitment is to be in place by December 2015. Amtech owns 55% of Kingstone Technology Hong Kong Limited, which owns 100% of Shanghai Kingstone Semiconductor Company Ltd. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenue	100%	100%	100%	100%
Cost of goods sold	81%	83%	75%	81%
Write-down of inventory	1%	43%	1%	15%
Gross margin	18%	(26)%	24%	4%
Operating expenses:
Selling, general and administrative	45%	52%	37%	49%
Restructuring charges	0%	2%	0%	3%
Research and development	15%	19%	12%	18%
Total operating expenses	60%	73%	49%	70%
Loss from operations	(42)%	(99)%	(25)%	(66)%
Interest income (expense), net	0%	1%	0%	1%
Loss before income taxes	(42)%	(98)%	(25)%	(65)%
Income taxes provision (benefit)	14%	25%	5%	5%
Net loss	(56)%	(123)%	(30)%	(70)%
Add: net loss (income) attributable to noncontrolling interest	(1)%	5%	2%	4%
Net loss attributable to Amtech Systems, Inc.	(57)%	(118)%	(28)%	(66)%

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

	Three months ended June 30,				Nine months ended June 30,
Segment	2014	2013	Inc (Dec)%		2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$6,764	$8,426	$(1,662)	(20)%	$29,615	$21,647	$7,968	37%
Polishing supplies segment	2,426	1,972	454	23%	7,063	6,226	837	13%
Total net revenue	$9,190	$10,398	$(1,208)	(12)%	$36,678	$27,873	$8,805	32%

Net revenue for the quarters ended June 30, 2014 and 2013 was $9.2 million and $10.4 million, respectively, a decrease of $1.2 million or 12%. Revenue from the solar and semiconductor equipment segment decreased 20% due primarily to revenue deferrals related to shipment of equipment that is considered to be new technology. According to our revenue recognition policy, 100% of the revenue for plasma-enhanced chemical vapor deposition (PECVD) equipment as well as revenue for ion implant equipment was deferred, because it is considered new technology until the customer's defined specifications have been met for two similarly configured systems and processes. Net revenue from the solar market was $2.1 million and $6.5 million for the three months ended June 30, 2014 and 2013, respectively. The current supply / demand imbalance and global economic conditions have continued to negatively impact sales in the solar equipment market and have caused our customers to significantly slow or push out their capacity expansion plans, and it is difficult to predict when the overall market will improve. Partially offsetting the decrease in solar net revenues were increased revenues from our semiconductor equipment customers who increased their capital equipment purchases.

Net revenue for the nine months ended June 30, 2014 and 2013 was $36.7 million and $27.9 million, respectively, an increase of $8.8 million or 32%. Revenue from the solar and semiconductor equipment segment increased 37% due primarily to an upturn in our semiconductor customers' capital equipment purchases. Net revenue from the solar market was $14.8 million and $14.6 million for the nine months ended June 30, 2014, and 2013, respectively. The large shipments of n-type cell technology in fiscal 2014 were partially offset by deferred revenue due to the significant amount of new product shipped.

Increased revenues from the polishing supplies segment resulted from significant increases in sales of polishing templates, which are used in single-sided polishing processes. Sales of polishing templates have improved due primarily to the increased demand for sapphire substrates used in LED lighting and mobile communication devices.

Backlog and Orders

Our order backlog as of June 30, 2014 and 2013 was $39.4 million and $24.8 million, respectively, an increase of 59%. Our backlog as of June 30, 2014 includes approximately $30.6 million of orders and deferred revenue from our solar industry customers, compared to $19.3 million at June 30, 2013. New orders booked in the quarter ended June 30, 2014 were $17.9 million versus $20.7 million of customer orders in the quarter ended June 30, 2013. As of June 30, 2014, two customers individually accounted for 20% and 19% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold plus write-down of inventory. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended June 30,				Nine months ended June 30,
Segment	2014	2013	Inc (Dec)%		2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$569	$(3,411)	$3,980	117%	$6,262	$(702)	$6,964	992%
Polishing supplies segment	1,062	734	328	45%	2,801	1,856	945	51%
Total gross profit (loss)	$1,631	$(2,677)	$4,308	161%	$9,063	$1,154	$7,909	685%

Gross profit (loss) for the three months ended June 30, 2014 and 2013 was $1.6 million and $(2.7) million, respectively; an increase of $4.3 million. Gross margin on products from our solar and semiconductor equipment segment was 8% in the quarter ended June 30, 2014, compared to (40)% in the quarter ended June 30, 2013. Gross margins in the third quarter of fiscal 2014 were 8% due to lower levels of revenue, higher levels of deferred revenue and sales of new products with higher initial costs, partially offset by a benefit from the cancellation of inventory purchase orders and utilization of previously written-down inventory. Negative gross margins in the third quarter of fiscal 2013 were primarily due to inventory write-downs of $4.4 million. In the quarter ended June 30, 2014, we deferred profit of $1.9 million compared to a net recognition of previously-deferred profit of $0.8 million in the quarter ended June 30, 2013.

Gross profit for the nine months ended June 30, 2014 and 2013 was $9.1 million and $1.2 million, respectively; an increase of $7.9 million. Gross margin on products from our solar and semiconductor equipment segment was 21% in the nine months ended June 30, 2014, compared to (3)% in the nine months ended June 30, 2013. Improved utilization of manufacturing capacity with increased sales volumes as well as expense reductions from company-wide cost-control initiatives favorably impacted the gross margins. The gross margin for the first nine months of fiscal 2014 also benefited, in part, from the use of $2.2 million of previously-written down inventory and $1.0 million of revenue from a second quarter sales order cancellation. In the nine months ended June 30, 2014, we deferred profit of $6.2 million compared to net recognition of previously-deferred profit of $6.1 million in the nine months ended June 30, 2013.

Gross margin on products from our polishing supplies segment was 44% and 40% respectively for the three and nine months ended June 30, 2014. Gross margin for the three and nine months ended June 30, 2013 was 37% and 30%, respectively. Higher margins in this segment resulted primarily from improved operational efficiencies associated with increased sales of templates.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

	Three Months Ended June 30,				Nine months ended June 30,
Segment	2014	2013	Inc (Dec)%		2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$3,578	$4,888	$(1,310)	(27)%	$11,973	$12,069	$(96)	(1)%
Polishing supplies segment	525	555	(30)	(5)%	1,531	1,613	(82)	(5)%
Total selling, general and administrative expenses	$4,103	$5,443	$(1,340)	(25)%	$13,504	$13,682	$(178)	(1)%

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2014 and 2013 were $4.1 million and $5.4 million , respectively. The decrease results from lower stock-based compensation expense which was $0.2 million and $1.6 million for the respective three month periods.

SG&A expenses for the nine month periods ended June 30, 2014 and 2013 were $13.5 million and $13.7 million, respectively. This includes $0.6 million and $2.3 million of stock-based compensation for the respective nine month periods. The decrease in stock-based compensation expenses in Fiscal 2014 was partially offset by bad debt expense of $1.3 million related to financial difficulties being encountered by certain customers. Collection efforts and negotiations of continued service of these customers are ongoing. In fiscal 2014, we also realized savings from continued company-wide cost-control initiatives, including lower salaries and benefits.

Restructuring Charges

There were no restructuring charges in the first nine months of fiscal 2014. Restructuring charges for the nine months ended June 30, 2013 were $0.9 million, resulting from the company's cost-cutting efforts in fiscal 2013, primarily severance costs related to reductions-in-force.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014	2013	Incr. (Decr.)	% change	2014	2013	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,053	$2,158	$895	41%	$8,442	$6,801	$1,641	24%
Grants earned	(1,654)	(211)	(1,443)	684%	(3,999)	(1,746)	(2,253)	129%
Net research and development	$1,399	$1,947	$(548)	(28)%	$4,443	$5,055	$(612)	(12)%

Research and development ("R&D") expense (net of grants earned) for the three months ended June 30, 2014 decreased $0.5 million compared to the three months ended June 30, 2013. For the nine months ended June 30, 2014, R&D expense, net of grants earned decreased $0.6 million from net R&D expense for the nine months ended June 30, 2013. The decrease in net R&D expense is due to the recognition of a significant amount of government grant funding. Gross R&D spending increased due primarily to higher activity in the development of equipment for the solar industry, as well as ion implant technology for markets other than solar.

As described in our Annual report on Form 10-K for the fiscal year ended September 30, 2013, our Kingstone subsidiary has entered into an agreement for the development of ion implant technology in China for markets other than solar. Depending on its progress, as well as the timing of grant recognition, this development project may result in a significant quarter-to-quarter fluctuations in research and development expenses.

Income Taxes

For the three month and nine month periods ended June 30, 2014 we recorded income tax expense of $1.3 million and $1.9 million, respectively. For the three months and nine months ended June 30, 2013 we recorded income tax of $2.6 million and $1.3 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.  No tax benefit has been recognized for losses related to Kingstone's ion implant development project, because Kingstone does not have a sufficient history of earnings. No tax benefit has been recognized for losses related to the Netherlands and France operations due to cumulative losses in the Netherlands and France.

The Financial Accounting Standards requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review as of June 30, 2014, we concluded that it was appropriate to increase the valuation allowance for the net net operating losses incurred this year in China, the Netherlands and France where cumulative losses have been incurred, and for most of the previously recognized deferred assets in France. Available tax planning strategies cause us to believe that it is more likely than not the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative losses there.

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

Liquidity and Capital Resources

At June 30, 2014, and September 30, 2013, cash and cash equivalents were $31.6 million and $37.2 million, respectively. At June 30, 2014, and September 30, 2013, restricted cash was $3.1 million and $5.1 million, respectively. Our working capital was $36.0 million as of June 30, 2014 and $42.9 million as of September 30, 2013.

The decrease in cash for the first nine months of fiscal 2014 of $5.6 million was primarily due to cash used in operating activities of $6.8 million, partially offset by cash provided by financing activities, both discussed below. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.0:1 and 2.0:1 as of June 30, 2014, and September 30, 2013, respectively.

At June 30, 2014, we have current taxes payable of $6.0 million, reflecting an expected payment of U.S. taxes in fiscal 2015. See information below regarding other contractual obligations. We have never paid dividends on our Common Stock.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $6.8 million for the nine months ended June 30, 2014, compared to $8.0 million used by such activities for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, $6.0 million was used as a result of investments in new products and the net loss from operations, adjusted for non-cash charges. Increases in accounts receivable and decreases in accrued liabilities and customer deposits were significant uses of cash during the first nine months of fiscal 2014, partially offset by decreases in inventory and receipt of refundable income taxes.

Cash Flows from Investing Activities

Our investing activities for each of then nine month periods ended June 30, 2014 and 2013 consisted of purchases of property, plant and equipment of approximately $0.2 million.

Cash Flows from Financing Activities

For the nine months ended June 30, 2014, the primary source of $1.2 million of cash provided by financing activities was proceeds from the exercise of stock options. There were no significant cash flows from financing activities in the nine months ended June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $9.3 million as of June 30, 2014, compared to $12.3 million as of September 30, 2013, a decrease of $3.0 million. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2013, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2014.

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

During fiscal 2013 and in the first nine months of fiscal 2014, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the nine months ended June 30, 2014 and 2013. As of June 30, 2014, our foreign subsidiaries had $0.8 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.1 million. As of June 30, 2014, we had $1.0 million of accounts payable, consisting of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of less than $0.1 million.

We incurred foreign currency translation gains of $0.4 million and $0.7 million during the nine months ended June 30, 2014, and 2013, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $34.3 million as of June 30, 2014. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $3.4 million of other comprehensive income (loss). The risk associated with foreign currency translation adjustments has increased with our 2011 acquisition in China.

During the nine months ended June 30, 2014 and 2013, U.S. dollar denominated sales of our European operations were $1.4 million and $1.2 million, respectively. As of June 30, 2014, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of June 30, 2014, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.2 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There have been changes to Amtech’s internal control over financial reporting during the nine months ended June 30, 2014. These changes to controls surrounding our revenue recognition process include: (1) additional training for appropriate personnel regarding revenue recognition; (2) modified checklists and forms to aid in application of the Company's revenue recognition policies; (3) implemented additional review procedures surrounding the revenue recognition process.

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

10.1
Amtech Systems, Inc. Non-Employee Directors Stock Option Plan, as amended effective May 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC May 14, 2014).

10.2
Amtech Systems, Inc. 2007 Employee Stock Incentive Plan, as amended effective May 8, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC May 14, 2014).

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

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	August 7, 2014
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)