Form 10-K
period 2014-09-30
AMTECH SYSTEMS INC
filed 2014-11-20
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2014
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

As of March 31, 2014, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $108,207,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 10, 2014, the registrant had outstanding 9,848,253 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2014 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2014, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

OUR COMPANY
We are a leading, global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and ion implant equipment and related consumables used in fabricating solar cells, LED and semiconductor devices. Semiconductors, or semiconductor chips, are fabricated on silicon wafer substrates, sliced from ingots, and are part of the circuitry, or electronic components, of many products including solar cells, computers, telecommunications devices, automotive products, consumer goods, and industrial automation and control systems. The Company's wafer handling, thermal processing and consumable products currently address the diffusion, oxidation, and deposition steps used in the fabrication of solar cells, LEDs, semiconductors, microelectromechanical systems (MEMS) and the polishing of newly sliced silicon wafers.
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

For fiscal 2014, we recognized net revenue of $57 million, which included $28 million of solar revenue or approximately 49% of our total revenue. These results compare to $35 million of net revenue for fiscal 2013, which included $17 million of solar revenue or approximately 50% of our total revenue. Our order backlog as of September 30, 2014 and 2013 was $29 million and $27 million, respectively, a 7% increase. Our backlog as of September 30, 2014 included approximately $21 million of orders and deferred revenue from our solar industry customers compared to $17 million from our solar industry customers as of September 30, 2013. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $34 million during fiscal 2014, compared to $21 million and $13 million in fiscal 2013 and 2012, respectively. The solar book to bill ratio for fiscal years 2014 and 2013 was 1.0:1 and 2.1:1, respectively.

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

Key Equipment Supplier to the World's Leading Solar Cell Manufacturers. We have developed a large and growing global customer base and currently provide systems and equipment to many of the world's leading solar cell manufacturers. Asia represents one of the largest and fastest growing solar cell manufacturing regions in the world and for fiscal year 2014, Asian customers represented 45% of our net revenues. We believe our alignment with many of the leading Asian global solar cell manufacturers represents a significant endorsement of our technology value proposition, which in turn, we believe, will help us pursue our strategy of expanding our product suite to capture a greater percentage of capital spent in building future solar cell manufacturing capacity.

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

•
Kingstone, a majority interest in Hong Kong-based Kingstone Technology Limited, acquired in 2011, which owns 100% of Kingstone Semiconductor Company Ltd, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. The combination of our Tempress annealing expertise in horizontal diffusion furnaces and Kingstone's expertise in ion implant technology creates a more complete and complementary solution for our solar customers. We believe that the acquisition of Kingstone supports our strategy to provide our customers with next-generation process technologies that enable the development of higher-efficiency, lower cost solar cells.

Strength of Management. We are led by a highly experienced management team. Our Executive Chairman, Jong S. Whang, has over 40 years of industry experience, including 33 years with Amtech and our Chief Executive Officer and President, Fokko Pentinga, has over 30 years of industry experience. Our general managers have an average of over 20 years of solar and semiconductor industry experience. The experience of our leadership team is derived from years of industry experience while at leading companies such as Samsung, Westinghouse, Texas Instruments, LG Semicon Company, and ASM International. Our collective team includes 18 Ph.D.'s.

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

RECENT DEVELOPMENTS

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, BTU International, Inc. (“BTU”), a Delaware corporation and BTU Merger Sub, Inc. (“Merger Sub”), a Delaware corporation, pursuant to which the Merger Sub will be merged with and into BTU, with BTU surviving as a wholly owned subsidiary of the Company. Pursuant to the agreement, Amtech will acquire all of the outstanding stock of BTU in an all-stock transaction. BTU stockholders will receive 0.3291 shares of Amtech common stock for every share of BTU stock and will own approximately 23.9% of the Company.

The addition of BTU will support our business model of growth through strategic acquisition and continuous innovation. The combination with BTU further positions the Company as a leading, global supplier of solar and semiconductor production and automation systems. The merger will also further advance our strategy to expand our technology portfolio in adjacent markets and creates a strong platform to drive the growth of our solar business. With the addition of BTU, the Company will have a more diversified and profitable revenue base, allowing the Company to better scale production and distribution of our solar technology to meet accelerating demand for next-generation technology solutions.

The transaction is expected to close sometime during the first quarter of 2015.

SOLAR AND SEMICONDUCTOR INDUSTRIES

Our systems and equipment are sold into two primary end-markets:

Solar. We provide process equipment and related cell manufacturing equipment to many of the world's leading solar cell manufacturers.

Within process equipment, our primary focus is on our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type, ion implant and PECVD systems. Our N-type technology has been developed through a three-party research collaboration agreement with the Energy Research Centre of the Netherlands, or ECN, a leading solar research center in Europe and Yingli Green Energy Holding Company Limited, or Yingli, one of the world's leading vertically integrated photovolataic (PV) product manufacturers. Additionally, our acquisition of Kingstone provides us with a technological foundation for execution of our product roadmap to compete in the future ion implant market. In 2012, we launched our PECVD system.

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

Solar Ion Implant. Kingstone has developed an ion implant system specifically designed for the solar industry, which will contribute to higher efficiencies at a lower cost of ownership.

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

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer's order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research and development costs. Our expenditures (net of grants earned) that have been accounted for as research and development were $6.3 million (11% of net revenue) for fiscal 2014, $6.6 million (19.0% of net revenue) for fiscal 2013, and $13.7 million (16.8% of net revenue) for fiscal 2012.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Country (number of patents)	Expiration Date or Pending Approval
Systems and methods for charging solar cell layers	United States	Pending
Systems and methods for depositing and charging solar cell layers	United States (3)	Pending
Photovoltaic cell and method to produce photovoltaic cell	Netherlands	2030
Method for manufacturing a solar cell	Netherlands (3)	Pending
Systems for charging solar cell layers	United States	Pending
Systems and methods for charging solar cell layers	United States	2031
Systems and methods for charging solar cell layers	China	Pending
Systems and methods for charging solar cell layers	Korea	Pending
Systems and methods for charging solar cell layers	Malaysia	Pending
Method for producing semiconductor device	Taiwan	2030
Chemical Vapor Deposition system	Europe	Pending
RFID use in carrier products	United States	Pending
IBAL Model S-300	United States (2)	2019
IBAL Model S-300	United States (2)	2021
Lapping Machine adjustable mechanism	United States	2027
Lapping Machine adjustable mechanism	Germany	Pending
Lapping Machine adjustable mechanism	Japan	Pending
System and method of ion implantation	United States (2)	2030
System and method of ion implantation	United States	Pending
System and method of ion implantation	China (3)	2030
System and method of ion implantation	China (10)	Pending
Ion beam transportation	China (2)	2029
Ion beam transportation	China (8)	Pending
Wafer handling	China (2)	Pending
System and method of high voltage power supply	China	Pending
System and method of making solar cells	China (9)	Pending
Vacuum chamber apparatus and method of moving objects within vacuum	China (9)	Pending
Method of making and transporting SiC layer	China (2)	Pending
Device for securing heating wire	Netherlands	2025
Device for securing heating wire	Germany	2026
Heating element wire spacer	United States	2026
Potential damage-free asher	United States	2018

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

During fiscal 2014, 79% of our net revenue came from customers outside of North America. This group represented 80% of revenues in fiscal 2013. In fiscal 2014, net revenue was distributed among customers in different geographic regions as follows: North America 21% (all of which is in the United States), Asia 45% (including 14% to China and 16% to Taiwan) and Europe 34% (including 16% to Germany). In fiscal 2014, two customers individually accounted for 18% and 11% of net revenue. In fiscal 2013, one customer accounted for 20% of net revenue. In fiscal 2012, one customer accounted for 11% of net revenue. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions. See "Part 1 Financial Information, Item 1. Consolidated Financial Statements, Footnote 9 Geographic Regions" for information regarding our net long-lived assets.

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

EMPLOYEES

As of September 30, 2014, we employed 262 people. Of these employees, 13 were based at our corporate offices in Tempe, Arizona, 39 at our manufacturing plant in Carlisle, Pennsylvania, 19 at our manufacturing plant in Billerica, Massachusetts, 89 at our operations in The Netherlands, 63 at our facilities in China and 39 at our facilities in France. Of the 39 people employed at our Carlisle, Pennsylvania facility, 22 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The following risk factors should be read in conjunction with the other information and risks set forth herein.

Risks Related to our Business and Industry.

The ongoing volatility of the solar and semiconductor equipment industry may negatively impact our business and results of operations and our corresponding ability to efficiently budget our expenses.

The solar and semiconductor equipment industries are highly cyclical. As such, demand for, and the profitability of, our products can change significantly from period to period as a result of numerous factors, including, but not limited to:

• changes in global and regional economic conditions;
• changes in capacity utilization and production volume of manufacturers of solar cells, semiconductors, silicon wafers and MEMS;

•	the profitability and capital resources of those manufacturers

•	tariff and international trade barriers, including without limitation unfair trade proceedings against solar PV manufacturers in China

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and

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

When cyclical fluctuations result in lower than expected revenue levels, operating results are adversely affected. Cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, our operating results may be adversely affected if we are unable to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions; effectively manage the supply chain; and motivate and retain key employees. In addition, during periods of rapid growth, our operating results may be adversely affected if we are unable to increase manufacturing capacity and personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that we can timely and effectively respond to the industry cycles. Our failure to timely and effectively respond to these cyclical changes could have a material adverse effect on our business.

  The Company is exposed to risks as a result of ongoing changes specific to the solar industry.

A significant portion of the Company's business is to supply the solar market, which, in addition to the general industry changes described above, is characterized by ongoing changes specific to the solar industry, including:

•
the varying energy policies of governments around the world and their influence on the rate of growth of the solar PV market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•
the need to continually decrease the cost-per-watt of electricity produced by solar PV products to or below competing sources of energy by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PV;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV compared to the cost of electricity from the existing grid or other energy sources;

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PV, primarily in China as a result of increased solar subsidies and lower manufacturing costs;

•	tariff and international trade barriers, including without limitation such barriers arising from any trade tensions between the United States and China and potential retaliatory actions;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from the Company;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the cost of polysilicon and other materials;

•	access to affordable financing and capital by customers and end-users; and

•	an increasing number of local equipment and parts suppliers based in Asia with certain cost and other advantages over suppliers from outside Asia.

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

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully in these markets. Some of our competitors are diversified companies having substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer often at a lower price than ours and use innovative technology to sell products into specialized markets. Furthermore, we face competition from Chinese equipment manufacturers, including 48th Institute and Sevenstar Electronics, which may receive greater support from Chinese customers and governmental agencies because they are locally based. Loss of competitive position could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that larger, better-financed competitors will develop and market more advanced products than those that we currently offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenue and results of operations.

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

As of September 30, 2014, two customers individually represented 14% and 10% of accounts receivable. As of September 30, 2013, two customers individually represented 18% and 13% of accounts receivable. A significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. A concentration of our receivables from one or a small number of customers places us at risk. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek, and on occasion, may receive pricing, payment, intellectual property-related, or other commercial terms that are less favorable to the Company. If any one or more of our major customers does not pay us or continue business with us, it could adversely affect our financial position and results of operations.

If any of our customers cancels or fails to accept a large system order, our financial position and results of operations could be materially and adversely affected.

Our backlog includes orders for large systems, such as our diffusion furnaces, with system prices of up to and in excess of $1.0 million, depending on the system configuration, options and any special requirements of the customer. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our financial position and results of operations could be materially and adversely affected should any large systems order be canceled prior to shipment, or not be accepted by the customer. Cancellations may result in inventory that we may not be able to sell or reuse if those products have been tailored for a specific customer's requirements and cannot then be sold without significant incremental cost. We have experienced cancellations in the past. We cannot provide any assurance that we will realize revenue or profit from our backlog or for which period net revenue will be recognized, if ever.

Because we depend on revenue from international customers, our business may be adversely affected by changes in the economies and policies of the countries or regions in which we do business.

During fiscal 2013, 80% of our net revenue came from customers outside of North America. During fiscal 2014, 79% of our net revenue came from customers outside of North America as follows:

•	Asia - 45% (including China - 14% and Taiwan - 16%); and

•	Europe – 34%.

Each region in the global solar and semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Our business and results of operations could be negatively affected by periodic local or international economic downturns, trade balance issues and political, social and military instability in countries such as China, India, South Korea, Taiwan and possibly elsewhere. In addition, we face competition from a number of suppliers based in Asia that have certain advantages over suppliers from outside of Asia. These advantages include lower operating, shipping and regulatory costs, proximity to customers, favorable tariffs and other government policies that favor local suppliers. Additionally, the marketing and sale of our products to international markets expose us to a number of risks, including, but not limited, to:

•
 increased costs associated with maintaining the ability to understand the local markets and follow their trends and customs, as well as develop and maintain effective marketing and distributing presence in various countries;

•	the availability of advance payments made by our customers;

•	difficulty in providing customer service and support in these markets;

•	difficulty in staffing and managing overseas operations;

•	longer sales cycles and time collection periods;

•	fewer or weaker legal protections for our intellectual property rights;

•	failure to develop appropriate risk management and internal control structures tailored to overseas operations;

•	difficulty and costs relating to compliance with the different or changing commercial and legal requirements of our overseas markets;

•	fluctuations in foreign currency exchange and interest rates, particularly in Asia and Europe;

•	longer sales cycles and time collection periods;

•	fewer or weaker legal protections for our intellectual property rights;

•	failure to obtain or maintain certifications for our products or services in these markets; and

•	international trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses.

Our business may be adversely affected by significant exchange rate fluctuations and changes in foreign laws

Our net foreign currency transaction gains or losses were less than $0.1 million in each of the fiscal years ended September 30, 2014 and 2013. While our business generally has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future, especially as we continue to expand operations into other countries. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995. In October 2007, we completed our acquisition of R2D, a French company. In February 2011, we completed our acquisition of Kingstone, a company with China-based operations. As a result of these acquisitions in Europe and Asia, the risk associated with foreign currency translation gains and losses has increased. Operations of these companies are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions and international monetary fluctuations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs. We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

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

Natural disasters, outbursts of infectious diseases, terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenue, costs and stock price.

Natural disasters such as earthquakes, floods, severe weather conditions or other catastrophic events, or outbreaks of infectious diseases may severely affect our operations or those of our suppliers and customers. Such catastrophic events or future disasters may have a material adverse effect on our business.

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

The revenue of our solar and semiconductor equipment business is comprised primarily of sales of horizontal diffusion furnaces and our automation products. Our automation products are useable almost exclusively with horizontal diffusion furnaces. A significant part of our growth strategy involves expanding our sales to the solar industry. The solar industry is subject to risks relating to industry shortages of polysilicon, (which we discuss further herein), the continuation of government incentives, the availability of specialized capital equipment, global energy prices and rapidly changing technologies offering alternative energy sources and manufacturing processes. If the demand for solar industry products declines, the demand by the solar industry for our products would also decline and our financial position and results of operations would be harmed.

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

We may be unable to successfully expand or contract our business to meet fluctuating demands. Market fluctuations place significant strain on our management, personnel, systems and resources. In fiscal years 2010 and 2011, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and hired additional employees to support an increase in manufacturing, field service, research and development and sales and marketing efforts. During fiscal years 2012 through 2014, the rapid decline in demand has caused us to reduce headcount in manufacturing and field service and to reduce certain research and development costs. To successfully manage our growth, we believe we must effectively:

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

We continually evaluate potential acquisitions and consider acquisitions an important part of our future growth strategy. In the past, we have made acquisitions of, or significant investments in, other businesses with synergistic products, services and technologies and plan to continue to do so in the future. Acquisitions, including our acquisition of R2D and Kingstone, involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of geographically diverse personnel, operations, technologies and products of acquired companies;

•	diversion of management's attention from other operational matters;

•	the potential loss of our key employees and the key employees of acquired companies;

•	disagreement with joint venture or strategic alliance partners;

•	failure to comply with laws and regulations as well as industry or technical standards of the overseas markets into which we expand;

•
our inability to achieve the intended cost efficiency, level of profitability or other intended strategic goals for the acquisitions, strategic investments, joint ventures or other strategic alliances;

•	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

•	the risk that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders, if anticipated synergies are not realized;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company;

•	inability to complete proposed transactions as anticipated or at all and any ensuing obligation to pay a termination fee;

•	the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;

•	potential changes in our credit rating, which could adversely impact the Company’s access to and cost of capital;

•
reductions in cash balances and/or increases in debt obligations to finance activities associated with a transaction, which reduce the availability of cash flow for general corporate or other purposes;

•
inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices; and

•	unknown, underestimated and/or undisclosed commitments or liabilities.

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

If the practice of requiring certain customers to make advance payments when they place orders with us ceases, or if our customers fail to meet their payment obligations, we may experience increased needs to finance our working capital requirements and may be exposed to increased credit risk, which may materially and adversely affect our financial position and results of operations.

We require many of our customers to make an advance payment representing a percentage of their orders, which is a business practice that helps us manage our accounts receivable, prepay our suppliers and reduce the amount of funds that we need to finance our working capital requirements. We cannot assure that this practice will not cease in the future. If this practice ceases, we may not be able to secure additional financing on a timely basis or on terms acceptable to us or at all. Currently, a significant portion of our revenue is derived from credit sales to our customers, generally with payments due within less than three months after shipment. As a result, any future decrease in the use of cash advance payments by our customers may negatively impact our short-term liquidity and, coupled with increased credit sales to a small number of major customers, expose us to additional and more concentrated credit risk since a significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. We may need to from time to time commence legal proceedings to recover accounts receivables from customers, which may also increase our cost. Although we have been able to maintain adequate working capital primarily through cash from operations and a follow-on offering, any failure by our customers to settle outstanding accounts receivable in the future could materially and adversely affect our cash flow, financial condition and results of operations.

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

Some of these claims may lead to litigation. We cannot assure that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management's attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party's patent) to the party claiming infringement, incur costs to develop non-

infringing technology, stop selling or using technology that contains the allegedly infringing intellectual property or, enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling or using our technology that contains the allegedly infringing intellectual property, which could harm our business.

Failure to manage our growth, or otherwise develop appropriate internal organizational structures, internal control environment and risk monitoring and management systems in line with our fast growth could result in a material adverse effect on our business, prospects, financial condition and results of operations.

Our business and operations have been expanding rapidly. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our fast growth as well as to hire and integrate qualified employees into our organization. It is challenging for us to hire, integrate and retain qualified employees in key areas of operations, such as engineers and technicians who are familiar with the industries. In addition, disclosure and other ongoing obligations associated with being a public company further increase the challenges to our finance, legal and accounting team. It is possible that our existing risk monitoring and management system could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially and adversely affect our business, prospects, financial condition and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could have a negative impact on our business and the price of our common stock.

To maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have assessed, strengthened and tested our system of internal controls. Despite our conclusion that our system of internal controls was effective as of September 30, 2014, we must continue to maintain our processes and systems and adapt them to changes in our business as it evolves. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial reporting processes and ensure compliance with Section 404. Furthermore, as our business changes, our internal controls may become more complex and we may require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done recently, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact may result in negative investor perceptions of our Company and could cause a decline in the market price of our stock.

Unsatisfactory performance of, or defects in our products may cause us to incur additional warranty expenses, damage our reputation and cause our sales to decline.

As of September 30, 2012, 2013 and 2014, our accrued warranty costs amounted to $2.7 million, $1.5 million and $0.6 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate in light of the actual performance of our products. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our financial condition and results of operations.

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

Regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements require companies to conduct due diligence efforts to determine whether products contain such conflict minerals, with initial disclosure requirements beginning in May of 2014. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. As a result, we may be unable to certify that our products are conflict mineral free.

Our results of operations are difficult to predict, and if we do not meet the market expectations, the price of the our stock will likely decline.

Our results of operations are difficult to predict and have fluctuated from time to time in the past. We expect that our results of operations may continue to fluctuate from time to time in the future. It is possible that our results of operations in some reporting periods will be below market expectations. If our results of operations for a particular reporting period are lower than the market expectations for such reporting period, investors may react negatively, and as a result, the price of our stock may materially decline.

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

•	Tax rates may increase and, therefore, have a material adverse effect on our earnings and cash flows.

Risks Related to the Pending Merger with BTU

Failure to complete the merger could negatively affect the Company’s stock price and future business and operations.
If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

•	It may be required under certain circumstances to pay BTU a termination fee of $1.32 million or an expense reimbursement amount of up to $1 million.

•	The price of its common stock may decline.

•	Costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed.

Failure to complete the merger with BTU will subject the Company to financial risks and could cause the Company’s stock price to decline

If the merger with BTU is not completed for any reason, the Company will be subject to a number of material risks, including:

•
Under the merger agreement, the Company could be required to pay BTU a termination fee of $1.32 million if the Company terminates the merger agreement in the event its board of directors has withdrawn, qualified, amended or modified its recommendation of the merger adversely to BTU or if the Company enters into certain other acquisition transactions.

•
The Company’s stock price may decline for various reasons, including whether the merger was terminated due to factors adversely affecting us, to the extent that the Company’s shares are trading at a higher level than they might have been in the absence of the merger, and the potential for substantial sales of the Company’s stock by short-term investors after any termination of the merger agreement.

•	Costs related to the merger, such as legal, accounting and/or investment banking fees, must be paid even if the merger is not completed, and could be substantial.

•	The benefits that we expect to realize from the merger would not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement.

•
The diversion of management attention and the possible disruption of our business between the signing of the merger agreement and its termination, may make it difficult for the Company to regain its financial and market position if the merger does not occur.

•
If the merger agreement is terminated, we may be unable to find another business willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals and growth strategy.

The combined company may not realize the benefits that the Company currently anticipates from the combination with BTU
Although the Company and BTU intend that the combined company will benefit from synergies and other benefits as a result of the merger, those benefits may not be realized or may be delayed. The success of the transaction will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Company and BTU in a manner that does not materially disrupt the Company’s and BTU’s existing customer relationships nor otherwise result in decreased revenues and that allows us to capitalize on the growth opportunities of a combined company. If we are unable to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

BTU and the Company have operated and, until the completion of the mergers, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s or BTU’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. To realize the benefits of the merger, we may need to retain BTU’s key employees.

The accomplishment of these post-merger objectives will involve considerable risk, including:

•	The potential disruption of each company’s ongoing business and the potential distraction of their respective management teams.

•	The difficulty of incorporating acquired technology and rights into BTU’s products and services, as applicable.

•	Unanticipated expenses related to the integration process.

•	Potential unknown liabilities associated with the merger, including litigation.

Our operating results and financial conditions could be adversely affected by failing to succeed in addressing these challenges or any other problems encountered in connection with the merger.

Uncertainty regarding the merger could disrupt the Company’s business

The merger will happen only if stated conditions are met, including approval by the Company’s stockholders and the absence of any material adverse effect in the business of the Company and BTU. Many of the conditions are outside the Company’s control, and both parties also have stated rights to terminate the merger agreement. Accordingly, the completion of the merger is not guaranteed. This uncertainty may cause disruption to the Company’s and BTU’s businesses. This could have a material adverse effect on the Company, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the Company’s business to matters relating to the transaction could have a material adverse effect on the Company’s business.
Failure to retain key employees could diminish the anticipated benefits of the merger

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with the Company and BTU until strategies with regard to these employees are announced or executed. This uncertainty may cause the Company to lose employees and may make it more difficult to attract new employees as necessary to operate the Company’s business before the closing of the transaction. If the Company is unable to retain and attract key personnel, it could face operational disruptions, loss of customers, loss of key expertise or know-how, and unanticipated additional recruitment and training costs.
The merger may go forward in certain circumstances even if the Company or BTU suffers a material adverse effect
In general, either the Company or BTU can refuse to complete the merger if a material adverse effect occurs with regard to the other party before the closing. However, neither party may refuse to complete the merger on that basis as a result of any change, event, circumstance or condition resulting from certain conditions specified in the merger agreement. If adverse changes occur, but the Company and BTU still complete the merger, the Company’s stock price may suffer.

The Company will be subject to contractual restrictions while the merger is pending.
Subject to certain exceptions, the Company has agreed to operate its business in the ordinary course prior to closing. See “The Merger Agreement" for a description of the restrictive covenants applicable to the Company.
The merger agreement limits the Company's ability to pursue acquisition proposals.
The merger agreement prohibits Amtech from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third-party acquisition proposals. See “The Merger Agreement”. These provisions might discourage a potential acquirer that might have an interest in acquiring all or a significant part of Amtech from considering or proposing such an acquisition.
The ability of BTU to engage in discussions with third parties making unsolicited offers to acquire BTU may affect the potential to complete the merger and could cause financial and operations risks for the Company
While the merger agreement generally prohibits BTU from entering into or soliciting any other business combination proposal with a party other than the Company, BTU may engage in discussions with certain third parties making unsolicited offers to acquire the Company in compliance with the provisions of the merger agreement. This could cause financial, operational, and reputational harm to the Company. Its stock price may suffer and it may harm future growth initiatives.
The market price of Amtech’s common stock may decline as a result of the merger
The market price of the Company’s common stock may decline as a result of the merger for a number of reasons, including:

•	The integration of the BTU by the Company may be unsuccessful.

•	The Company may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts.

•	The effect of the merger on the Company’s financial results may not be consistent with the expectations of financial or industry analysts.
These factors are, to some extent, beyond the Company’s control. In addition, for any of BTU’s stockholders who hold their shares in certificated form, there will be a time period between the effective time of the merger and the time when such stockholders actually receive book-entry shares evidencing the Company’s common stock. Until book-entry shares are received, such stockholders will not be able to sell their shares of Company common stock in the open market and, thus, will not be able to avoid potential losses resulting from any decline in the market price of the Company’s common stock during this period.

Holders of the Company's common stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Holders of the Company's common stock currently have the right to vote in the election of the board of directors and on other matters affecting the Company. Upon the completion of the merger, each BTU stockholder who receives shares of the Company's common stock will become a stockholder of the Company. It is currently expected that the former stockholders of BTU as a group will receive shares in the merger. As a result, current stockholders of the Company as a group will own a small percentage of the outstanding shares of the Company's common stock immediately after the merger. Because of this, current stockholders may have less influence than they now have on the management and policies of the Company.
Litigation related to the merger could cause the Company to incur substantial costs and divert management’s attention and resources

In connection with the announcement of the merger agreement, the Company learned that two seperate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware. The first was filed on November 4, 2014, purportedly on behalf of BTU’s public stockholders, against the members of the BTU Board, Amtech and Merger Sub. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting defendants from consummating the Merger, other forms of equitable relief, and compensatory damages. While the Company believes that the claims are without merit, it intends to defend against the litigation vigorously on behalf of the BTU Board.

The second was filed on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the BTU board, Amtech and Merger Sub. The complaint generally seeks, among other things, injunctive relief prohibiting the defendants from consummating the Merger, compensatory damages for alleged breaches of fiduciary duties, and other forms of equitable relief. While the Company also believes these claims are without merit, it intends to defend against the litigation vigorously.

These matters may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company or BTU from this litigation.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities or in connection with strategic transactions. The Company may in the future be the target of further securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of the Company’s management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

Location	Use	Size	Monthly Rent	Lease Expiration
Solar and Semiconductor Equipment Segment
Tempe, AZ	Corporate	15,000 sf	Owned	N/A
Billerica, MA	Office, Mfg. & Warehouse	17,000 sf	$10,000	8/31/2017
Vaassen, The Netherlands	Office, Warehouse & Mfg.	54,000 sf	Owned	N/A
Vaassen, The Netherlands	Warehouse	23,000 sf	$12,000	3/31/2015
Vaassen, The Netherlands	Warehouse	23,000 sf	$6,000	3/31/2015
Clapiers, France	Office, Mfg. & Warehouse	12,000 sf	$10,000	9/30/2016 (1)
Shanghai, China	Office, Warehouse & Mfg.	13,000 sf	$12,000	3/31/2015
Shanghai, China	Office, Warehouse & Mfg.	13,000 sf	$12,000	9/30/2015
Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	22,000 sf	$11,000	6/30/2019
____________________

(1)	This lease can be canceled by the Company with six months' notice.

ITEM 3. LEGAL PROCEEDINGS

On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BTU International, Inc. (“BTU”) and BTU Merger Sub, Inc., a wholly owned subsidiary of Amtech (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into BTU (the “Merger”), with BTU continuing as the surviving corporation and a wholly owned subsidiary of the Company. Shortly after the Company entered into the Merger Agreement with BTU, the Company learned that two separate putative stockholder class action complaints were filed n the Court of Chancery of the State of Delaware.

The first was filed on November 4, 2014, purportedly on behalf of BTU’s public stockholders, against the members of the BTU Board, the Company and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. In addition, the complaint alleges that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages. The Company believes that the claims are without merit and it intends to defend against the litigation vigorously on behalf of the Company and Merger Sub.

The second was filed on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the BTU board, the Company and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that these fiduciary breaches gave the Company an unfair advantage by failing to solicit other potential acquirers. The complaint generally seeks, among other things, injunctive relief prohibiting the defendants from consummating the Merger, compensatory damages for alleged breaches of fiduciary duties, and other forms of equitable relief. While the Company also believes these claims are without merit, it intends to defend against the litigation vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), is trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS.” On November 10, 2014, the closing price of our Common Stock as reported on the NASDAQ Global Market was $10.09 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2014 and 2013, as reported by the NASDAQ Global Market.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First quarter	$9.21	$6.19	$3.42	$2.90
Second quarter	$13.74	$6.87	$4.85	$3.24
Third quarter	$13.00	$7.58	$7.93	$3.21
Fourth quarter	$12.37	$8.47	$7.70	$5.44

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for: the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2009.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Value of $100 Invested
9/30/09
9/30/10
9/30/11
9/30/12
9/30/13
9/30/14
Year
Amtech System s, Inc.
NASDAQ Com posite Index
NASDAQ Industrial Index

HOLDERS

As of November 10, 2014, there were 429 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 3,963 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2014, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	1,063,324	7.37	1,042,492
Equity compensation plans not approved by security holders	—		—
Total	1,063,324		1,042,492
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments to each thereto.

COMPANY PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities in fiscal 2014.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2014	2013	2012	2011	2010
Operating Data:
Net revenue	$56,501	$34,798	$81,539	$246,705	$120,019
Gross profit	$11,626	$4,313	$9,193	$90,657	$42,712
Operating income (loss) (1)	$(13,089)	$(19,994)	$(32,984)	$38,279	$15,909
Net income (loss) attributable to Amtech Systems, Inc. (2)	$(13,047)	$(20,069)	$(23,031)	$22,882	$9,563
Earnings (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings (loss) per share	$(1.34)	$(2.11)	$(2.43)	$2.41	$1.06
Diluted earnings (loss) per share	$(1.34)	$(2.11)	$(2.43)	$2.34	$1.04
Order backlog	$28,522	$26,766	$18,703	$85,892	$94,427
Balance Sheet Data:
Cash and cash equivalents	$27,367	$37,197	$46,726	$67,382	$56,764
Working capital	$32,289	$42,861	$58,832	$89,797	$65,638
Total assets	$89,904	$110,947	$129,022	$205,865	$136,101
Total current liabilities	$33,136	$41,334	$42,611	$80,794	$50,816
Total equity	$53,588	$66,803	$84,051	$122,331	$84,243
____________________

(1)
Includes $0.3 million and $3.7 million of expense related to inventory write-downs in fiscal 2014 and 2013, respectively. Includes $12.8 million of expense related to inventory write-downs and loss contracts for inventory purchase commitments, and $5.4 million of impairment charges in fiscal 2012. Includes $2.9 million of expense related to reacquired shares in fiscal 2011.

(2)
Includes $1.7 million, $2.0 million, $5.6 million and $0.9 million of losses in fiscal 2014, 2013, 2012 and 2011, respectively, resulting from the 55% controlling interest in Kingstone acquired February 18, 2011.

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

Overview

We operate in two segments: (i) the solar and semiconductor equipment segment and (ii) the polishing supplies segment. In our solar and semiconductor equipment segment, we are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment to the solar market. In our polishing supplies segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components. Since the 2011 acquisition of Kingstone, we have advanced the development of an ion implanter to provide our solar customers with a more complete solution for their next-generation high-efficiency solar cell production.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. In 2012 through 2014, the solar cell industry experienced a structural imbalance between supply and demand and has negatively impacted our results of operations. The current supply/demand imbalance and global economic conditions have continued to negatively impact sales in the solar equipment market and have caused our customer to significantly slow or push out their capacity expansion plans, and it is difficult to predict when the overall market will improve.

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  In October 2007, we acquired R2D Automation SAS, which allowed us to provide our diffusion furnaces with integrated automation that is also sold as a stand-alone product. In February 2011, we acquired a 55% ownership interest in Kingstone Technology Hong Kong, Limited ("Kingstone"), a holding company that owns 100% of Kingstone Semiconductor Company Ltd., a Shanghai-based technology company specializing in ion implant solutions for the solar industry.  In October 2014, we entered into a definitive agreement to acquire BTU International, Inc., a global supplier and technology leader of advanced thermal processing equipment and processes to the electronics and alternative energy manufacturing markets with operations in North Billerica, Massachusetts and

Shanghai, China with direct sales and service in the USA, Asia and Europe. The transaction is expected to close in the second quarter of Fiscal 2015.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Cost of sales	78.9%	77.1%	73.0%
Write-down of inventory	0.5%	10.5%	12.7%
Losses on inventory purchase commitments	—%	—%	3.0%
Gross margin	20.6%	12.4%	11.3%
Selling, general and administrative	32.6%	48.4%	28.3%
Impairment and restructuring charges	—%	2.5%	6.7%
Research and development	11.1%	19.0%	16.8%
Operating loss	(23.1)%	(57.5)%	(40.5)%
Interest and other income, net	—%	0.5%	—%
Loss before income taxes	(23.1)%	(57.0)%	(40.5)%
Income tax provision (benefit)	2.2%	5.3%	(6.5)%
Net loss	(25.3)%	(62.3)%	(34.0)%
Add: net loss attributable to noncontrolling interest	2.2%	4.7%	(5.6)%
Net loss attributable to Amtech Systems, Inc.	(23.1)%	(57.6)%	(28.4)%

Fiscal 2014 compared to Fiscal 2013

Net Revenue

Net revenue is recognized upon shipment or installation of products using proven technology and upon acceptance of products using new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large thermal systems sales, revenue and operating income can be significantly impacted by the timing of system shipments, the net impact of revenue deferral on those shipments, and recognition of revenue based on customer acceptances. See Critical Accounting Policies – Revenue Recognition.

	Years Ended September 30,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$45,848	$26,368	$19,480	74%
Polishing supplies segment	10,653	8,430	2,223	26%
Total net revenue	$56,501	$34,798	$21,703	62%

Net revenue for the years ended September 30, 2014 and 2013 were $56.5 million and $34.8 million, respectively; an increase of $21.7 million or 62%. Revenue from the solar and semiconductor equipment segment increased 74% due primarily to increased shipments of n-type technology equipment to the solar industry in fiscal 2014 and an upturn in our semiconductor customers' capital equipment purchases. These increases were partially offset by deferred revenue related to the significant amount of new product shipped including PECVD systems. Net revenue from the solar market was $27.6 million and $17.4 million in fiscal 2014 and 2013, respectively; a 58% increase.

Higher revenues from the polishing supplies segment resulted from significant increases in sales of polishing templates which are used in single-sided polishing processes. Sales of polishing templates have improved, due primarily to the increased demand for sapphire substrates used in LED lighting and mobile communication devices.

Backlog and Orders

Our backlog as of September 30, 2014 and 2013 was $28.5 million and $26.8 million, respectively. Our backlog as of September 30, 2014 included approximately $20.9 million of orders and deferred revenue from our solar industry customers compared to $17.1 million as of September 30, 2013. New orders booked in fiscal 2014 were $61.3 million compared to $43.6 million in fiscal 2013. As the majority of the backlog is denominated in Euros, the weakening of the Euro during fiscal 2014 resulted in a decrease in backlog of approximately $2.3 million. At the end of fiscal 2014, two customers individually accounted for 31% and 13% of our total backlog, respectively. At the end of fiscal 2013, two customers individually accounted for 53% and 13% of our total backlog, respectively.

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

The timing of revenue recognition can have a significant effect on gross margin when portions of the equipment revenue and costs of an order are recognized in one period and the remainder of the revenue and costs attributed to contingent payments is recognized in a later period. The portion of revenue attributed to the contingent payments generally comprises 10-20% of an order and has a significantly higher gross margin percentage.

	Years Ended September 30,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$7,212	$1,583	$5,629	356%
Polishing supplies segment	4,414	2,730	1,684	62%
Total gross profit	$11,626	$4,313	$7,313	170%

Gross profit for the years ended September 30, 2014 and 2013 was $11.6 million and $4.3 million respectively; an increase of $7.3 million or 170%. Gross margin for fiscal 2014 increased to 21% from 12% in fiscal 2013, respectively. Gross margin for the solar and semiconductor equipment segment was 16% in fiscal 2014, compared to 6% in fiscal 2013. In the solar and semiconductor equipment segment, fiscal 2013 inventory write-downs were $3.7 million. In fiscal 2014, use of previously written down inventory had a $4.0 million favorable impact. Partially offsetting this improvement was recognition of previously-deferred revenue from relatively low-margin new product shipments. In fiscal 2014, we had a net profit deferral of $6.1 million compared to a net recognition of previously-deferred profit of $7.5 million in fiscal 2013.

Gross margin from our polishing supplies segment was 41% and 32% in fiscal 2014 and 2013, respectively. Higher margins in this segment resulted primarily from improved operational efficiencies associated with increased sales of polishing templates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, as well as facility costs, sales commissions, legal and accounting fees and promotional marketing expenses.

	Years Ended September 30,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$16,191	$13,737	$2,454	18%
Polishing supplies segment	2,233	3,093	(860)	(28)%
Total selling, general and administrative expenses	$18,424	$16,830	$1,594	9%

Total selling, general and administrative (SG&A) expenses for the years ended September 30, 2014 and 2013 were $18.4 million and $16.8 million respectively. This includes $0.8 million and $2.5 million of stock-based compensation expense for the respective fiscal years 2014 and 2013. The decrease in stock-based compensation expense was offset by bad debt expense of $1.3 million related to financial difficulties encountered by certain customers, higher legal and consulting expenses, primarily related to activity leading to the pending merger with BTU International, and increased commission expenses due to higher revenues. SG&A expenses in the solar and semiconductor equipment segment include higher allocated corporate costs in fiscal 2014 compared to fiscal 2013.

SG&A expenses in the polishing supplies segment include allocated corporate costs. The decrease in SG&A expenses in the polishing supplies segment was due to lower allocation of corporate costs, partially offset by increased commissions related to higher revenues.

Impairment and Restructuring Charges

Restructuring charges for the year ended September 30, 2013 were $0.9 million, related primarily to severance costs. There were no impairment charges for the year ended September 30, 2013 and there were no impairment or restructuring charges in fiscal 2014.

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

	Years Ended September 30,
	2014	2013	Inc (Dec)%
	(dollars in thousands)
Research and development	$10,863	$8,459	$2,404	28%
Grants earned	(4,572)	(1,865)	(2,707)	145%
Net research and development	$6,291	$6,594	$(303)	(5)%

Research and development ("R&D") expense (net of grants earned) for the fiscal year ended September 30, 2014 decreased $0.3 million compared to fiscal 2013. Gross R&D spending increased due primarily to higher activity in the development of equipment for the solar industry as well as ion implant technology for markets other than solar. Increased R&D spending was partially offset by increased recognition of grants earned. We receive reimbursements through governmental research and development grants which are netted against these expenses.

As described in Note 6 to the Consolidated Financial Statements included in this filing, our Kingstone subsidiary has entered into an agreement for the development of ion implanters for markets other than solar. Depending on its progress, this development project may result in an increase in research and development expenses.

Income Tax Provision

Our effective tax rate was negative 9.5% and negative 9% in fiscal 2014 and 2013, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The negative effective tax rates in fiscal 2014 and 2013 were due primarily to increasing the valuation allowance on the current period net operating losses and establishing an allowance on all deferred tax assets related to France in 2014 and The Netherlands in 2013. The valuation allowance was recorded due to cumulative losses in China, The Netherlands and France. The effective tax rate in 2014 and 2013 were lower than the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses in China (related to the ion implant research and development), The Netherlands and France.

The Financial Accounting Standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the Netherlands and China in fiscal 2013 and France in 2014. Available tax planning strategies cause us to believe that it is more likely than not that the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative losses there.

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

Backlog and Orders

Our backlog as of September 30, 2013 and 2012 was $26.8 million and $18.7 million, respectively. Our backlog as of September 30, 2013 included approximately $17.1 million of orders and deferred revenue from our solar industry customers compared to $13.8 million as of September 30, 2012. New orders booked in fiscal 2013 were $43.6 million compared to $40.9 million in fiscal 2012. As the majority of the backlog is denominated in Euros, the strengthening of the Euro during fiscal 2013 resulted in an increase in backlog of approximately $0.9 million. At the end of fiscal 2013, two customers individually accounted for 53% and 13% of our total backlog, respectively. At the end of fiscal 2012, one customer accounted for 10% of our total backlog. In fiscal 2013, our order pipeline remained slow with the exception of a large order for n-type cell technology and PECVD equipment.

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

	Years Ended September 30,
	2013	2012	Inc (Dec)%
	(dollars in thousands)
Research and development	$8,459	$14,723	$(6,264)	(43)%
Grants earned	(1,865)	(1,029)	(836)	81%
Net research and development	$6,594	$13,694	$(7,100)	(52)%

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

Liquidity and Capital Resources

As of September 30, 2014 and 2013, cash and cash equivalents were $27.4 million and $37.2 million, respectively. As of September 30, 2014 and 2013, cash and cash equivalents held by our foreign subsidiaries was $7.5 million and $14.8 million, respectively. All cash and cash equivalents held by our foreign subsidiaries can be distributed without incurring any significant taxes. As of September 30, 2014 and 2013, restricted cash was $2.4 million and $5.1 million, respectively. Restricted cash decreased due to the use of funds received from grants for the non-solar ion implant development project, and a decrease in customer deposits requiring bank guarantees collateralized by cash. Our working capital was $32.3 million as of September 30, 2014 and $42.9 million as of September 30, 2013. The decline in working capital results primarily from the net loss in 2014. The decrease in cash was primarily cash used in operating activities of $11.1 million and $0.5 million of cash used in investing activities which are discussed below. Our ratio of current assets to current liabilities was 2.0:1 as of September 30, 2014 and September 30, 2013. We expect to make a tax payment of approximately $5 million which is due in 2015.

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

	Fiscal Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net cash used in operating activities	$(11,081)	$(9,953)	$(12,438)
Net cash used in investing activities	$(462)	$(178)	$(1,542)
Net cash provided by (used in) financing activities	$1,481	$(238)	$(4,108)

Cash Flows from Operating Activities

Cash used in operating activities was $11.1 million, $10.0 million, and $12.4 million in fiscal years 2014, 2013, and 2012 respectively. During fiscal 2014 and 2013, cash declined due to losses from operations, adjusted for non-cash charges. In fiscal 2014, significant uses of cash include increases in accounts receivable and decreases in customer deposits and other liabilities, partially offset by sources such as tax refunds and increases in deferred profit. Significant sources of cash in fiscal 2013 were primarily collections of accounts receivable and increases in accrued liabilities and customer deposits. Partially offsetting the sources were income tax payments of approximately $8.7 million and decreases in liabilities such as deferred profit, accounts payable and other accruals. During fiscal 2012, uses of cash in operating activities resulted primarily from decreases in liabilities such as deferred profit, accrued income taxes, accounts payable and other accruals, partially offset by collections of accounts receivable.

Cash Flows from Investing Activities

Investing activities in fiscal 2014, 2013 and 2012 decreased significantly due primarily to the solar and semiconductor industry downturn. During fiscal 2014, 2013 and 2012, capital expenditures were $0.5 million, $0.2 million and $1.3 million respectively.

Cash Flows from Financing Activities

In fiscal 2014, cash provided by financing activities was $1.5 million, consisting primarily of proceeds from employee exercises of stock options and the related tax benefits. In fiscal 2013, there were few financing activities. In fiscal 2012, cash was used to repurchase shares related to the Kingstone acquisition.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2014:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations:
Buildings	$1,935	$755	$766	$382	$32
Office equipment	66	52	10	4	—
Vehicles	353	168	146	39	—
Total operating lease obligations	2,354	975	922	425	32
Purchase obligations	7,912	7,912	—	—	—
Total	$10,266	$8,887	$922	$425	$32
Other commercial obligations:
Bank guarantees	$1,429	$1,429	$—	—	—

Our Kingstone subsidiary is investigating options for the securing the funding for their $6.1 million commitment to the project described in Note 6 to the Consolidated Financial Statements included in Item 8 of this filing. These commitments have been omitted from the table, as Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.

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

Revenue Recognition - We review product and service sales contracts with multiple deliverables to determine if separate units of accounting are present. Where separate units of accounting exist, revenue allocated to delivered items is the lower of the relative selling price of the delivered items in the sales arrangement or the portion of the selling price that is not contingent upon performance of the service.

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

(1)
For our equipment business, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. Our selling prices typically include both equipment and services, i.e., installation and start-up services performed by our service technicians. The equipment and services are multiple deliverables. Our recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the portion of the contract price is often considerably greater than the relative selling price of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

We are required to apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions and in determining whether certain tax benefits will be realized in the future. We are required to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies.

In fiscal 2014, 2013 and 2012, judgment was also exercised in determining the appropriate accounting for income taxes in connection with the reorganization of our Netherlands operations and estimating the appreciated value of certain intangibles that we transferred between taxing jurisdictions and the related tax on those transfers.

Inventory Valuation and Inventory Purchase Commitments. We value our inventory at the lower of cost or net realizable value. Costs for approximately 70% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2014, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

During fiscal 2014 and 2013, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains and losses of less than $0.1 million in fiscal 2014 and fiscal 2013. As of September 30, 2014, our foreign subsidiaries had $1.6 million of assets (cash and receivables) denominated in U.S. dollars, rather than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million. As of the end of fiscal 2014, our foreign subsidiaries had $1.2 million of accounts payable, consisting primarily of amounts owed to our U.S. companies, denominated in U.S. dollars. Even though the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.1 million. Our net investment in and long-term advances to our foreign operations totaled $25.7 million as of September 30, 2014. A 10% change in the value of the Euro relative to the U.S. dollar would cause an approximately a $2.6 million foreign currency translation adjustment, a type of other comprehensive income (loss), which would be a direct adjustment to our stockholders’ equity. In fiscal 2014, we recognized a net other comprehensive loss of $1.2 million from translation adjustments.

During fiscal 2014 and 2013, U.S. dollar denominated sales of our European operations were $1.7 million and $1.5 million, respectively. As of September 30, 2014, sales commitments denominated in a currency other than the functional currency of our transacting operation were $0.6 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would cause our gross profit on such orders to be $0.1 million greater or less than expected on the date the order was taken. As of September 30, 2014, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.4 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amtech Systems, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2014, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited Amtech Systems, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amtech Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated November 20, 2014, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 20, 2014

PART I FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

Assets	September 30, 2014	September 30, 2013
Current Assets
Cash and cash equivalents	$27,367	$37,197
Restricted cash	2,380	5,134
Accounts receivable
Trade (less allowance for doubtful accounts of $2,846 and $638 at	8,896	4,829
September 30, 2014 and September 30, 2013, respectively)
Unbilled and other	6,880	3,194
Inventories	16,760	22,001
Deferred income taxes	1,060	1,330
Refundable income taxes	—	7,580
Other	2,082	2,930
Total current assets	65,425	84,195

Property, Plant and Equipment - Net	9,752	11,066
Deferred income taxes - Long Term	1,300	1,260
Other Assets - Long Term	2,426	2,443
Intangible Assets - Net	2,678	3,502
Goodwill	8,323	8,481
Total Assets	$89,904	$110,947

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$6,003	$5,472
Accrued compensation and related taxes	4,269	3,778
Accrued warranty expense	628	1,454
Deferred profit	6,908	3,067
Customer deposits	4,992	11,253
Other accrued liabilities	5,346	10,140
Income taxes payable	4,990	6,170
Total current liabilities	33,136	41,334
Income Taxes Payable Long-term	3,180	2,810
Total Liabilities	36,316	44,144

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,848,253 and 9,550,809 at September 30, 2014 and September 30, 2013, respectively	98	96
Additional paid-in capital	81,884	79,610
Accumulated other comprehensive loss	(5,790)	(4,556)
Retained deficit	(21,051)	(8,004)
Total Stockholders' Equity	55,141	67,146
Noncontrolling interest	(1,553)	(343)
Total Equity	53,588	66,803
Total Liabilities and Stockholders' Equity	$89,904	$110,947
The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2014	2013	2012
Revenue, net of returns and allowances	$56,501	$34,798	$81,539
Cost of sales	44,581	26,833	59,511
Write-down of inventory	294	3,652	10,380
Losses on inventory purchase commitments	—	—	2,455
Gross profit	11,626	4,313	9,193
Selling, general and administrative	18,424	16,830	23,055
Research and development	6,291	6,594	13,694
Impairment and restructuring charges	—	883	5,428
Operating loss	(13,089)	(19,994)	(32,984)
Interest and other income, net	40	147	66
Loss before income taxes	(13,049)	(19,847)	(32,918)
Income tax provision (benefit)	1,240	1,860	(5,320)
Net loss	(14,289)	(21,707)	(27,598)
Add: net loss attributable to noncontrolling interest	1,242	1,638	4,567
Net loss attributable to Amtech Systems, Inc.	$(13,047)	$(20,069)	$(23,031)
Loss Per Share:
Basic loss per share attributable to Amtech shareholders	$(1.34)	$(2.11)	$(2.43)
Weighted average shares outstanding	9,732	9,529	9,471
Diluted loss per share attributable to Amtech shareholders	$(1.34)	$(2.11)	$(2.43)
Weighted average shares outstanding	9,732	9,529	9,471

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Income (Loss)
(in thousands)

	Years Ended September 30,
	2014	2013	2012

Net loss	$(14,289)	$(21,707)	$(27,598)
Foreign currency translation adjustment	(1,202)	2,225	(4,853)
Comprehensive loss	(15,491)	(19,482)	(32,451)

Comprehensive loss attributable to noncontrolling interest	1,210	1,674	4,681
Comprehensive loss attributable to Amtech Systems, Inc.	$(14,281)	$(17,808)	$(27,770)

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Number of Shares	Amount	Additional Paid- In Capital
Balance at
September 30, 2011	9,431	$94	$83,207	$(2,078)	$35,096	$116,319	$6,012	$122,331
Net loss					(23,031)	(23,031)	(4,567)	(27,598)
Translation adjustment				(4,739)		(4,739)	(114)	(4,853)
Write-off of foreign tax credits due to legal reorganization			(7,595)			(7,595)		(7,595)
Stock compensation expense			1,763			1,763		1,763
Restricted shares released	52	1	(1)			—		—
Stock options exercised	1	—	3			3		3
Balance at
September 30, 2012	9,484	$95	$77,377	$(6,817)	$12,065	$82,720	$1,331	$84,051
Net loss					(20,069)	(20,069)	(1,638)	(21,707)
Translation adjustment				2,261		2,261	(36)	2,225
Tax deficiency of stock compensation			(264)			(264)		(264)
Stock compensation expense			2,472			2,472		2,472
Restricted shares released	59	1	1			2		2
Stock options exercised	8	—	24			24		24
Balance at
September 30, 2013	9,551	$96	$79,610	$(4,556)	$(8,004)	$67,146	$(343)	$66,803
Net loss					(13,047)	(13,047)	(1,242)	(14,289)
Translation adjustment				(1,234)		(1,234)	32	(1,202)
Tax benefit of stock compensation			345			345		345
Stock compensation expense			795			795		795
Restricted shares released	34	—	—			—		—
Stock options exercised	263	2	1,134			1,136		1,136
Balance at
September 30, 2014	9,848	$98	$81,884	$(5,790)	$(21,051)	$55,141	$(1,553)	$53,588

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2014	2013	2012
Operating Activities
Net loss	$(14,289)	$(21,707)	$(27,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	2,667	2,858
Write-down of inventory	294	3,652	10,380
Loss on inventory purchase commitments	—	—	2,455
Provision for allowance for doubtful accounts	1,304	169	300
Deferred income taxes	194	1,368	3,781
Impairment of long-lived assets	—	—	5,428
Non-cash share based compensation expense	795	2,472	1,763
Changes in operating assets and liabilities:
Restricted cash	2,662	(326)	1,781
Accounts receivable	(11,786)	10,629	23,700
Inventories	3,636	(221)	(2,130)
Accrued income taxes	6,849	(7,818)	(15,543)
Other assets	782	(360)	4,677
Accounts payable	766	(495)	(2,807)
Accrued liabilities and customer deposits	(10,805)	7,489	(5,387)
Deferred profit	6,107	(7,472)	(16,096)
Net cash used in operating activities	(11,081)	(9,953)	(12,438)
Investing Activities
Purchases of property, plant and equipment	(462)	(178)	(1,306)
Other	—	—	(236)
Net cash used in investing activities	(462)	(178)	(1,542)
Financing Activities
Proceeds from issuance of common stock, net	1,136	26	3
Repurchase of common stock	—	—	(4,080)
Payments on long-term obligations	—	—	(31)
Excess tax benefit (deficiency) of stock compensation	345	(264)	—
Net cash provided by (used in) financing activities	1,481	(238)	(4,108)
Effect of Exchange Rate Changes on Cash	232	840	(2,568)
Net Decrease in Cash and Cash Equivalents	(9,830)	(9,529)	(20,656)
Cash and Cash Equivalents, Beginning of Year	37,197	46,726	67,382
Cash and Cash Equivalents, End of Year	$27,367	$37,197	$46,726
Supplemental Cash Flow Information:
Income tax refunds	$6,474	$18	$1,115
Income tax payments	$184	$8,678	$5,030
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$527	—	$1,586

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2014, 2013 and 2012

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

Change in Accounting Estimate - The Company regularly reviews inventory quantities and inventory purchase commitments and writes down excess and obsolete inventory to its net realizable value, and records a loss for expected purchase order cancellation charges and for excess inventory purchase commitments that cannot be cancelled. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Due to a downturn in the solar industry, product demand and production requirements have declined significantly. As the Company began its annual budget review in the fourth quarter of fiscal 2012, it determined that the downturn was expected to continue at least in 2013. As a result, the Company recorded a write-down of inventory of $10.4 million for the fiscal year ended September 30, 2012. The Company also recorded a loss of $2.5 million for the fiscal year ended September 30, 2012 on inventory purchase commitments. In fiscal 2012, the inventory write-down and loss on inventory purchase commitments reduced operating income by $12.8 million, reduced net income attributable to Amtech shareholders by $9.7 million and increased basic and diluted loss per share by $1.01 cents per share. In fiscal 2013, the Company determined that the downturn was expected to continue into 2014. As a result, the Company recorded a write-down of inventory of $3.7 million for fiscal year 2013. The write-down of inventory reduced net income attributable to Amtech shareholders by $3.7 million and increased basic and diluted loss per share by $0.39 cents per share. In fiscal 2014, the Company had inventory write-downs of $0.3 million which increased basic and diluted loss per share by $0.03 cents per share.

Revenue Recognition – We review product and service sales contracts with multiple deliverables to determine if separate units of accounting are present. Where separate units of accounting exist, revenue allocated to delivered items is the lower of the relative selling price of the delivered items in the sales arrangement or the portion of the selling price that is not contingent upon performance of the service.

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

(1)
For our equipment business, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. Our selling prices typically include both equipment and services, i.e., installation and start-up services performed by our service technicians. The equipment and services are multiple deliverables. Our recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the portion of the contract price is often considerably greater than the relative selling price of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2014	2013	2012
	(dollars in thousands)
Deferred revenue	$8,118	$3,371	$11,200
Deferred costs	1,210	304	964
Deferred profit	$6,908	$3,067	$10,236

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

Restricted Cash – Restricted cash of $2.4 million and $5.1 million as of September 30, 2014 and 2013, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

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

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Balance at beginning of year	$638	$517	$246
Provision	1,304	199	271
Write offs	(13)	(78)	—
Adjustment	917	$—	$—
Balance at end of year	$2,846	$638	$517

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customers consist of manufacturers of solar cells, semiconductors, semiconductor wafers, LEDs and MEMS located throughout the world. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 70% of total cash balances) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained in banks in The Netherlands, France and China that are uninsured.

As of September 30, 2014, two customers individually represented 14% and 10% of accounts receivable. As of September 30, 2013, two customers individually represented 18% and 13% of accounts receivable.

Refer to Note 9, Geographic Regions, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 70% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Purchased parts and raw materials	$8,797	$11,757
Work-in-process	4,809	7,104
Finished goods	3,154	3,140
	$16,760	$22,001

Property, Plant and Equipment - Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation and amortization are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation and amortization is computed using the straight-line method. Depreciation expense was $1.7 million, $2.0 million and $2.2 million in fiscal 2014, 2013 and 2012, respectively. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings twenty years.

The following is a summary of property, plant and equipment:

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Land, building and leasehold improvements	$10,414	$10,960
Equipment and machinery	8,189	7,630
Furniture and fixtures	5,453	5,685
	24,056	24,275
Accumulated depreciation and amortization	(14,304)	(13,209)
	$9,752	$11,066

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate. In fiscal 2012, the Company recorded a charge for impairment of goodwill in two of its reporting units. See Note 11, "Impairment and Restructuring Charges" for a description of the facts and circumstances leading to the goodwill impairment charge.

The changes in the carrying amount of goodwill for the year ended September 30, 2014 are as follows.

	Solar and Semiconductor	Polishing Supplies and Equipment	Total
	(dollars in thousands)
Balance at the beginning of year
Goodwill	$12,563	$728	$13,291
Accumulated impairment losses	(4,810)	—	(4,810)
	7,753	728	8,481
Net exchange differences	(158)	—	(158)
Balance at the end of the year
Goodwill	12,315	728	13,043
Accumulated impairment losses	(4,720)	—	(4,720)
	$7,595	$728	$8,323

Intangibles - Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $0.7 million, $0.6 million and $0.7 million in fiscal 2014, 2013 and 2012, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.9 million, $0.7 million, $0.5 million, $0.3 million and $0.3 million in 2015, 2016, 2017, 2018 and 2019. The in-process research and development of $1.6 million reached technological feasibility in the fourth quarter of fiscal 2014 and will be amortized on a straight-line basis over its estimated useful life of five years.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 11, “Impairment and Restructuring Charges” for a description of the facts and circumstances surrounding the impairment charges for the fiscal year ended September 30, 2012.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		Years Ended September 30,
		2014			2013
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,055	$(955)	$100	$1,065	$(717)	$348
Customer lists	10 years	817	(592)	225	871	(532)	339
Technology	5-10 years	2,319	(1,682)	637	2,426	(1,422)	1,004
In-process research and development	5 years	1,600	(27)	1,573	1,600	—	1,600
Other	2-10 years	321	(178)	143	341	(130)	211
		$6,112	$(3,434)	$2,678	$6,303	$(2,801)	$3,502

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Beginning balance	$1,454	$2,687	$2,265
Warranty expenditures	(819)	(1,360)	(1,831)
Reserve provision/(adjustment)	(7)	127	2,253
Ending balance	$628	$1,454	$2,687

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

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Research and development	$10,863	$8,459	$14,723
Grants earned	(4,572)	(1,865)	(1,029)
Net research and development	$6,291	$6,594	$13,694

Shipping Expense – Shipping expenses of $1.0 million, $0.8 million and $1.7 million for fiscal 2014, 2013 and 2012 are included in selling, general and administrative expenses.

Foreign Currency Transactions and Translation – The functional currency of the Company’s European operations is the Euro. Net income includes pretax net gains and losses from foreign currency transactions of less than $0.1 million, in fiscal 2014, 2013 and 2012. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

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

Stock-Based Compensation - The Company measures compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits or deficiencies of tax deductions in excess of or less than recognized compensation cost are reported as cash flow from financing activities rather than as cash flow from operating activities.
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
Stock-based compensation expense for the fiscal years ended September 30, 2014, 2013 and 2012 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Effect on income before income taxes (1)	$(795)	$(2,472)	$(1,763)
Effect on income taxes	$326	$512	$255
Effect on net income	$(469)	$(1,960)	$(1,508)

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

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2023. Options vest over 2 to 4 years. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2014	2013	2012
Risk free interest rate	2%	1%	1%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	69%	70%	70%

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

Fair Value of Financial Instruments - In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

Receivables and Payables -The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Pensions—The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in the Netherlands and France and the multiemployer plan for hourly union employees in Pennsylvania and the Company's defined contribution plan that covers substantially all of the employees in the United States. The multiemployer plans in the United States and France are insignificant.

The Company’s employees in The Netherlands, approximately 120, participate in a multi-employer union plan Pensioenfonds Metaal en Techniek (PMT), determined in accordance with the collective bargaining agreements effective for the industry in the Netherlands. This collective bargaining agreement has no expiration date. This multiemployer union plan covers approximately 33,000 companies and 1.2 million participants. Amtech's contribution to the multiemployer union plan is less than 5.0% of the total contributions to the plan. The plan monitors its risks on a global basis, not by company or employee, and is subject to regulation by Dutch governmental authorities. By law (the Dutch Pension Act), a multiemployer union plan must be monitored against specific criteria, including the coverage ratio of the plan assets to its obligations. This coverage ratio must exceed 104.3% for the total plan. Every company participating in a Dutch multiemployer union plan contributes a premium calculated as a percentage of its total pensionable salaries, with each company subject to the same percentage contribution rate. The premium can fluctuate yearly based on the coverage ratio of the multiemployer union plan. The pension rights of each employee are based upon the employee’s average salary during employment, the years of service, and the participant's age at the time of retirement.

The Company's net periodic pension cost for this multiemployer union plan for any period is the amount of the required contribution for that period. A contingent liability may arise from, for example, possible actuarial losses relating to other participating entities because each entity that participates in a multiemployer union plan shares in the actuarial risks of every other participating entity or any responsibility under the terms of a plan to finance any shortfall in the plan if other entities cease to participate

The coverage ratio of the Dutch multiemployer union plan is 102.8% as of September 30, 2014. Because of the low coverage ratio PMT prepared and executed a “Recovery Plan” which was approved by De Nederlandsche Bank, the Dutch central bank, which is the supervisor of all pension companies in the Netherlands. As a result of the Recovery Plan, the pension rights decreased 6.3% in April 2013 and the employer's premium percentage increased to 16.6% of pensionable wages. The coverage ratio is calculated by dividing the plan assets by the total sum of pension liabilities and is based on actual market interest. If the coverage ratio does not increase to 104.3% by December 31, 2014, pension rights may decrease again. As of September 30, 2014 PMT's total plan assets were $70.0 billion and the actuarial present value of accumulated plan benefits was $68.1 billion.

Below is a table of contributions made by the Company to multiemployer pension plans.

	Contributions
	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Pensioenfonds Metaal en Techniek (PMT)	$929	$879	$1,021
Other plans	158	163	181
Total	$1,087	$1,042	$1,202

The Company matches employee funds to the Company's defined contribution plans on a discretionary basis. The match was insignificant in fiscal years 2014, 2013 and 2012.

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

2. Stock-Based Compensation

Stock-Based Plans –The 2007 Employee Stock Incentive Plan (the “2007 Plan), under which 500,000 shares could be granted, was adopted by the Board of Directors in April 2007, and approved by the shareholders in May 2007. The 2007 Plan was amended in 2009 and 2014 to add 1,800,000 shares. The 1998 Employee Stock Option Plan (the “1998 Plan”), under which 50,000 shares could be granted, was adopted by the Board of Directors in January 1998, and approved by shareholders in March 1998. The number of shares available for options under the 1998 Plan has since been increased to 500,000 shares through authorization by the Board of Directors and approval of shareholders. The 1998 Plan expired in January 2008. The Non-Employee Directors Stock Option Plan was approved by the shareholders in 1996 for issuance of up to 100,000 shares of Common Stock to directors. In July 2005, the Board of Directors authorized, and shareholders approved, an increase in the number of shares available for options under the Non-Employee Directors Stock Option Plan to 200,000 shares. The Non-Employee Directors Stock Plan was amended in 2009 and 2014 to add 300,000 shares.

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

As of September 30, 2014 and 2013, the unamortized expense related to restricted shares was $0.1 million and $0.4 million, respectively, and it is expected to be recognized over one year.

Restricted stock transactions and outstanding awards are summarized as follows:

	Years Ended September 30,
	2014		2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	69,154	$10.13	127,975	$9.06	120,970	$9.42
Awarded	—	—	—	—	60,600	7.98
Released	(33,951)	10.13	(58,771)	7.81	(51,595)	8.72
Forfeited	—	—	(50)	7.98	(2,000)	7.22
Ending Outstanding	35,203	$10.13	69,154	$10.13	127,975	$9.06

Stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	2,300,000	850,892	856,394	Mar. 2020
1998 Employee Stock Option Plan	500,000	—	52,460	Jan. 2008
Non-Employee Directors Stock Option Plan	500,000	191,600	154,470	Mar. 2020
		1,042,492	1,063,324

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,059,567	$6.71	891,293	$9.37	611,384	$10.02
Granted	272,906	7.01	312,850	2.95	285,400	7.98
Exercised	(263,643)	4.31	(8,450)	3.08	(600)	5.33
Forfeited/canceled	(5,506)	9.63	(136,126)	15.75	(4,891)	9.50
Outstanding at end of period	1,063,324	$7.37	1,059,567	$6.71	891,293	$9.37

Exercisable at end of period	674,237	$8.18	874,591	$7.13	400,638	$9.25

Weighted average grant-date fair value of options granted during the period	$4.38		$1.82		$4.95

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2014:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)
2.95-3.00	196,574	8.2	$2.95	$1,523
3.01-7.00	160,923	4.1	5.70	805
7.01-8.00	524,292	8.2	7.47	1,693
8.01-15.00	109,000	4.9	10.49	38
15.01-23.00	72,535	6.2	17.55	—
	1,063,324	7.1	$7.37	$4,059
Vested and expected to vest as of September 30, 2014	1,058,894	7.1	$7.37	$4,040

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
2.95-3.00	85,611	$2.95	$663
3.01-7.00	160,923	5.70	805
7.01-8.00	251,686	7.98	685
8.01-15.00	106,500	10.49	—
15.01 - 23.00	69,517	17.56	—
	674,237	$8.18	$2,153

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.70 per share as of September 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2014, 2013 and 2012 was $1.3 million, less than $0.1 million and less than $0.1 million, respectively.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income (loss). In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 1,099,000, 1,130,000 and 1,020,000 shares are excluded from the fiscal 2014, 2013 and 2012 earnings per share calculations as they are anti-dilutive.

	Years ended September 30,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(13,047)	$(20,069)	$(23,031)
Weighted Average Shares Outstanding:
Common stock	9,732	9,529	9,471
Basic loss per share attributable to Amtech shareholders	$(1.34)	$(2.11)	$(2.43)
Diluted Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(13,047)	$(20,069)	$(23,031)
Weighted Average Shares Outstanding:
Common stock	9,732	9,529	9,471
Common stock equivalents (1)	—	—
Diluted shares	9,732	9,529	9,471
Diluted loss per share attributable to Amtech shareholders	$(1.34)	$(2.11)	$(2.43)

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

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Unearned research and development grants	$3,989	$5,935
Other	1,357	4,205
	$5,346	$10,140

6. Commitments and Contingencies

Purchase Obligations – As of September 30, 2014, we had unrecorded purchase obligations in the amount of $7.9 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.
Development Projects

In fiscal 2014, Tempress Systems, Inc. ("Tempress") entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement.

In 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implant technology for non-solar applications. Kingstone has substantially completed the first phase of this development project and received $3.6 million of grant funds for the project. Kingstone is investigating options for the securing funding for their $6.1 million commitment to the first phase of the project. Kingstone has a further funding commitment that is planned to be in place by December 2015. Amtech owns 55% of Kingstone Technology Hong Kong Limited, which owns 100% of Shanghai Kingstone Semiconductor Company Ltd. Amtech has no obligation or plan to fund Kingstone's commitments under the agreement.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. Shortly after the Company entered into the Merger Agreement with BTU, the Company learned that two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware. The first was filed on November 4, 2014, purportedly on behalf of BTU’s public stockholders, against the members of the BTU Board, Amtech and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. In addition, the complaint alleges that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages. The Company believes that the claims are without merit and it intends to defend against the litigation vigorously on behalf of the Company and Merger Sub.

The second was filed on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the BTU board, Amtech and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that these fiduciary breaches gave the Company an unfair advantage by failing to solicit other potential acquirers. The complaint generally seeks, among other things, injunctive relief prohibiting the defendants from consummating the Merger, compensatory damages for alleged breaches of fiduciary duties, and other forms of equitable relief. While the Company also believes these claims are without merit, it intends to defend against the litigation vigorously.

Operating Leases – The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $1.0 million, $1.0 million, and $1.4 million in fiscal 2014, 2013 and 2012, respectively. As of September 30, 2014, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $2.3 million, of which $1.0 million, $0.5 million, $0.4 million, $0.2 million and $0.2 million is payable in fiscal 2015, 2016, 2017, 2018 and 2019, respectively, and less than $0.1 million, thereafter.

7. Major Customers and Foreign Sales

In fiscal 2014, two customers individually accounted for 18% and 11% of net revenue. In fiscal 2013, one customer accounted for 20% of net revenue . In fiscal 2012, one customer accounted for 11% of net revenue.

Our net revenues for fiscal 2014, 2013 and 2012 were to customers in the following geographic regions:

	Years Ended September 30,
	2014	2013	2012
United States	21%	20%	13%

Taiwan	16%	14%	9%
China	14%	39%	43%
Other	15%	11%	14%
Total Asia	45%	64%	66%
Germany	16%	5%	8%
Other	18%	11%	13%
Total Europe	34%	16%	21%
	100%	100%	100%

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
Information concerning our business segments is as follows:

	Years ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net revenue:
Solar and semiconductor equipment	$45,848	$26,368	$73,102
Polishing supplies and equipment	10,653	8,430	8,437
	$56,501	$34,798	$81,539
Operating income (loss):
Solar and semiconductor equipment	$(10,159)	$(14,377)	$(26,236)
Polishing supplies and equipment	2,805	1,282	1,405
Non-segment related loss	(5,735)	(6,899)	(8,153)
	$(13,089)	$(19,994)	$(32,984)

	Years ended September 30,
	2014	2013	2012
	(dollars in thousands)
Capital expenditures:
Solar and semiconductor equipment	$392	$98	$1,121
Polishing supplies and equipment	70	80	185
	$462	$178	$1,306
Depreciation and amortization expense:
Solar and semiconductor equipment	$2,276	$2,501	$2,717
Polishing supplies and equipment	134	166	141
	$2,410	$2,667	$2,858

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Identifiable assets:
Solar and semiconductor equipment	$83,651	$106,723
Polishing supplies and equipment	6,253	4,224
	$89,904	$110,947
Goodwill:
Solar and semiconductor equipment	$7,595	$7,753
Polishing supplies and equipment	728	728
	$8,323	$8,481

9. Geographic Regions

The Company has operations in The Netherlands, United States, France and China. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net revenue:
The Netherlands	$31,779	$17,615	$48,294
United States	20,433	11,855	27,638
France	4,218	5,328	5,584
China	71	—	23
	$56,501	$34,798	$81,539

Operating income (loss):
The Netherlands	$(9,403)	$(11,139)	$(18,686)
United States	(207)	(4,346)	(1,025)
France	(611)	(815)	(3,041)
China	(2,868)	(3,694)	(10,232)
	$(13,089)	$(19,994)	$(32,984)

		As of September 30,
		2014	2013
Net long-lived assets (excluding intangibles and goodwill)
The Netherlands		$7,617	$8,733
United States		1,016	1,160
France		475	552
China		644	621
		$9,752	$11,066

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Current:
United States	$370	$(150)	$2,440
Foreign	530	800	(9,380)
State	80	(110)	(90)
Total current	980	540	(7,030)

Deferred:
United States	(490)	(290)	—
Foreign	750	1,610	1,700
State	—	—	10
Total deferred	260	1,320	1,710
Total provision (benefit)	$1,240	$1,860	$(5,320)

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of thirty-four percent is as follows:

	Year Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Tax provision (benefit) at the U.S. rate	$(4,440)	$(6,750)	$(11,190)
Effect of permanent book-tax differences	30	970	2,010
State tax provision	80	(110)	(80)
Valuation allowance for net deferred tax assets	3,900	5,850	1,740
Uncertain tax items	370	450	(240)
Expiration of foreign net operating loss	—	—	2,320
Difference between U.S. and foreign rates	1,000	1,440	—
Other items	300	10	120
	$1,240	$1,860	$(5,320)

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Year Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$230	$130	$90
Inventory write-downs	950	620	600
Accrued warranty	180	200	20
Deferred profits	1,460	800	2,510
Accruals and reserves not currently deductible	520	490	240
Deferred tax assets - current	$3,340	$2,240	$3,460
Valuation allowance	(2,280)	(910)	—
Deferred tax assets - current net of valuation allowance	$1,060	$1,330	$3,460

Deferred tax assets (liabilities)- non-current:
Stock option expense	$670	$700	$470
Book vs. tax basis of acquired assets	(1,210)	(1,130)	(1,280)
Federal net operating loss caryforwards	900	—	—
Foreign and state net operating losses	8,070	9,000	3,640
Book vs. tax depreciation and amortization	(10)	60	100
Foreign tax credits	—	520	—
Other deferred tax assets	2,950	(350)	140
Total deferred tax assets - non-current	11,370	8,800	3,070
Valuation allowance	(10,070)	(7,540)	(2,600)
Deferred tax assets (liabilities) - non-current, net of valuation allowance	$1,300	$1,260	$470

Changes in the deferred tax valuation allowance are as follows:

	Year Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Balance at the beginning of the year	$8,450	$2,600	$860
Additions to valuation allowance	3,900	5,850	1,740
Balance at the end of the year	$12,350	$8,450	$2,600

The deferred tax valuation allowance increased by $3.9 million and by $5.9 million for the years ended September 30, 2014 and 2013, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the net deferred tax assets of the China, Dutch and French subsidiaries and of certain states since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.
The Company has federal net operating loss carryforwards of approximately $2.6 million that expire in 2034. The company also has foreign net operating loss carryforwards of approximately $29.3 million that generally expire between

2016 and 2023. The Company also has state net operating loss carryforwards of approximately $3.6 million that expire between 2015 and 2019.
Tax refunds of $6.5 million were received during fiscal 2014.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million at September 30, 2014. The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $1.4 million of undistributed foreign earnings. The amount of taxes attributable to these undistributed earnings is immaterial.
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
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Balances at beginning of the year	$2,810	$2,360	$2,630
Additions (reductions) related to current year tax positions	—	—	(390)
Additions related to tax positions taken in prior years	370	530	360
Reductions related to settlements with tax authorities	—	—	(240)
Reductions due to lapse of statute of limitations	—	(80)	—
Balance at the end of the year	$3,180	$2,810	$2,360

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net expense for interest and penalties of $0.4 million, $0.5 million and $0.4 million for fiscal years 2014, 2013 and 2012, respectively. Income taxes payable long-term on the consolidated balance sheets includes a cumulative accrual for potential interest and penalties of $1.6 million and $1.2 million as of September 30, 2014 and 2013, respectively. During fiscal 2012, we recorded a benefit of $0.2 million, resulting from the reversal of liabilities in taxing jurisdictions where a tax examination was finalized.

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

11. Impairment and Restructuring Charges

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

The Company conducted its periodic assessment of long-lived assets in the fourth quarter of fiscal 2014 and determined there was no impairment.

12. Subsequent Event

On October 21, 2014 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, BTU International, Inc., a Delaware corporation (“BTU”), and BTU Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will be merged with and into BTU (the “Merger”), with BTU surviving as a wholly owned subsidiary of the Company. The Merger Agreement has been approved by the Boards of Directors of both the Company and BTU and is subject to the Company Stockholder Approval (as defined below) and the BTU Stockholder Approval (as defined below).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of BTU (“BTU Shares”), issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive and become exchangeable for 0.3291 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of the Company (“Company Shares”).

Any outstanding BTU stock option shall be assumed by the Company and shall be converted into an option to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such Company stock option, with appropriate adjustments based upon the Exchange Ratio to the exercise price and the number of shares of Company common stock subject to such stock option. Each BTU restricted stock unit that remains unvested immediately prior to the effective time of the Merger will become a fully vested and unrestricted share of BTU common stock.

The Merger Agreement contains customary representations and warranties of the Company and BTU relating to their respective businesses and public filings. Additionally, the Merger Agreement provides for customary pre-closing covenants of the Company and BTU, including covenants (i) for each to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions without consent, (ii) with respect to BTU, not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, and (iii) subject to certain exceptions, for each to recommend that its stockholders adopt the Merger Agreement.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption and approval of the Merger and the issuance of the Company Shares pursuant to the Merger Agreement by the requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and the adoption and approval of the Merger pursuant to the Merger Agreement by the requisite vote of BTU’s stockholders (the “BTU Stockholder Approval”).

The Merger Agreement provides certain termination rights for both the Company and BTU and further provides that upon termination of the Merger Agreement under certain circumstances (i) (including BTU entering into an alternative transaction), BTU will be obligated to pay the Company a termination fee of $1.3 million and/or an expense reimbursement amount of $1.0 million or (ii) the Company will be obligated to pay BTU a termination fee of $1.3 million and/or an expense reimbursement amount of $1.0 million. In addition, either the Company or BTU can terminate the Merger Agreement if the Merger has not been consummated on or before 120 days following the date the registration statement on Form S-4 containing the joint proxy statement is filed with the Securities and Exchange Commission, if the failure to close is not caused by the breach of the Merger Agreement by the party electing to terminate.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, which was filed Exhibit 2.1 to the Company Current Report on Form 8-K filed with the SEC October 23, 2014, and is incorporated by reference herein

Shortly after the Company entered into the Merger Agreement with BTU, the Company learned that two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware. The first was filed on November 4, 2014, purportedly on behalf of BTU’s public stockholders, against the members of the BTU Board, Amtech and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. In addition, the complaint alleges that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages. The Company believes that the claims are without merit and it intends to defend against the litigation vigorously on behalf of the Company and Merger Sub.

The second was filed on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the BTU board, Amtech and Merger Sub. The complaint generally alleges, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that these fiduciary breaches gave the Company an unfair advantage by failing to solicit other potential acquirers. The complaint generally seeks, among other things, injunctive relief prohibiting the defendants from consummating the Merger, compensatory damages for alleged breaches of fiduciary duties, and other forms of equitable relief. While the Company also believes these claims are without merit, it intends to defend against the litigation vigorously.

13. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014:	(in thousands, except per share amounts)
Revenue	$14,772	$12,717	$9,190	$19,822
Gross margin	$4,535	$2,898	$1,631	$2,562
Provision for income taxes	$560	$—	$1,325	$(645)
Net loss attributable to Amtech Systems, Inc.	$(794)	$(3,751)	$(5,257)	$(3,245)
Comprehensive loss attributable to Amtech Systems, Inc.	$(66)	$(3,756)	$(5,568)	$(4,892)
Net loss per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.08)	$(0.39)	$(0.53)	$(0.33)
Shares used in calculation	9,560	9,679	9,843	9,846
Diluted earnings per share	$(0.08)	$(0.39)	$(0.53)	$(0.33)
Shares used in calculation	9,560	9,679	9,843	9,846

Fiscal Year 2013:
Revenue	$9,357	$8,118	$10,398	$6,925
Gross margin	$1,378	$2,453	$(2,677)	$3,159
Provision for income taxes	$(480)	$(800)	$2,560	$580
Net loss attributable to Amtech Systems, Inc.	$(4,194)	$(2,092)	$(12,101)	$(1,682)
Comprehensive loss attributable to Amtech Systems, Inc.	$(2,791)	$(3,555)	$(11,387)	$(75)
Net loss per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.44)	$(0.22)	$(1.27)	$(0.18)
Shares used in calculation	9,494	9,539	9,539	9,543
Diluted earnings per share	$(0.44)	$(0.22)	$(1.27)	$(0.18)
Shares used in calculation	9,494	9,539	9,539	9,543

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

There have been changes to Amtech’s internal control over financial reporting during fiscal year ended September 30, 2014. These changes to controls surrounding our revenue recognition process include: (1) additional training for appropriate personnel regarding revenue recognition; (2) modified checklists and forms to aid in application of the Company's revenue recognition policies; (3) implemented additional review procedures surrounding the revenue recognition process.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued an audit report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K (i) is incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of this filing. In the event the Proxy Statement will not be filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this annual report on Form 10-K within the 120 day period.
.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this annual report on Form 10-K, in each case, within 120 days of this filing.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this annual report on Form 10-K, in each case, within 120 days of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this annual report on Form 10-K, in each case, within 120 days of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this annual report on Form 10-K, in each case, within 120 days of this filing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this annual report on Form 10-K, in each case, within 120 days of this filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	November 20, 2014
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	November 20, 2014
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	November 20, 2014
Bradley C. Anderson	(Principal Financial and Accounting Officer)

*	Director	November 20, 2014
Michael Garnreiter

*	Director	November 20, 2014
Alfred W. Giese

*	Director	November 20, 2014
Egbert J.G. Goudena

*	Director	November 20, 2014
Robert F. King

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
2.1	Agreement and Plan of Merger, dated October 21, 2014, by and among Amtech Systems, Inc., BTU Merger Sub, Inc., and BTU International, Inc.	A
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	B
3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	C
3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of January 4, 2008.	D
4.1
Amended and Restated Rights Agreement dated as of December 15, 2008, by between Amtech Systems, Inc. and Computershare Trust Company, N.A., as rights agent, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
E
4.2	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	C
10.1	Amtech Systems, Inc. 1998 Stock Option Plan, as amended through March 29, 2002.	F
10.2	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014.	Q
10.3	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended through May 8, 2014.	Q
10.4	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	B
10.5	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	H
10.6	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	I
10.7	Amendment, dated as of July 1, 2012, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	H
10.8	Change of Control Severance Agreement, dated as of March 10, 2008 between Amtech Systems, Inc. and Bradley Anderson.	K
10.9	Amended and Restated Change of Control and Severance Agreement, dated March 11, 2010, between Amtech Systems, Inc. and Robert T. Hass.	G
10.10	Change of Control and Severance Agreement, dated as of April 25, 2011, between Amtech Systems, Inc. and Jeong Mo Hwang PhD.	J
10.11	Sale Agreement, dated March 15, 2007, for purchase of manufacturing facility located in Vassen, The Netherlands by Tempress Holdings B.V. from Mr. F. H. Van Berlo.	L
10.12	Stock Purchase and Sale Agreement, by and among Tempress Holdings, B.V., R2D Ingenierie SAS and the Shareholders of R2D Ingenierie SAS, dated as of October 8, 2007.	M
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
99.3
Voting and Support Agreement, dated October 21, 2014, by and among Amtech Systems, Inc. and the stockholders of BTU International, Inc. (incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2014)

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.PRE	Taxonomy Presentation Linkbase Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
____________________

*	Filed herewith.
A
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

B	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.
C	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
D	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.
E	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.
F	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the 1998 Stock Option Plan), filed with the Securities and Exchange Commission on February 11, 2003.
G	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.
H	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
I	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
J	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2011.
K	Incorporated by reference to Amtech’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 3, 2012.
L	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
M	Incorporated by reference to Amtech’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2007.
N	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.
O	Incorporated by reference to Amtech’s Annual Report on Form 10-K for the quarterly year ended September 30, 2011.
P	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.