Form 10-K/A
period 2014-09-30
AMTECH SYSTEMS INC
filed 2014-12-09
CIK 720500

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

As of December 1, 2014, the registrant had outstanding 9,856,375 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
 None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (this "Amendment" or "Form 10-K/A"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 20, 2014 ("original 10-K"). We are filing this Amendment to include the information required by Part III of Form 10-K, as we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2014.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Items 10 through 14 of Part III of the original 10-K have been amended and restated in their entirety and (ii) Item 15 of Part IV and the Exhibit Index of the original 10-K have been amended to add additional certifications by our principal executive officer and principal financial officer. In addition, this Amendment amends the original 10-K to (i) delete the references in the original 10-K to the incorporation by reference of the definitive proxy statement for our 2015 annual meeting of shareholders and (ii) to update the number of outstanding shares of common stock.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the original 10-K was filed. Therefore, this Amendment should be read in conjunction with the original 10-K and our filings made with the SEC subsequent to the filing of the original 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth information regarding the executive officers and directors of Amtech as of the date of this filing. The subsequent paragraphs contain biographical data for each executive officer and director.

Name	Age	Position with the Company
Jong S. Whang	69	Executive Chairman and Director
Fokko Pentinga	59	President, Chief Executive Officer and Director
Bradley C. Anderson	53	Executive Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Michael Garnreiter	62	Director
Alfred W. Giese	76	Director
Egbert J. G. Goudena	64	Director
Robert F. King	81	Director

Jong S. Whang has been a Director since our inception in 1981, and Mr. Whang was one of our founders. Mr. Whang served as our Chief Executive Officer since our inception until January 2012 when Mr. Pentinga was promoted to that position. Since January 2012, Mr. Whang has served as our Executive Chairman and Chairman of the Board. In addition, Mr. Whang previously served as our President until March 2010 when Mr. Pentinga was promoted to that position. Mr. Whang’s responsibilities include the sales and marketing effort for our solar and semiconductor equipment business and the development of new products and business opportunities in those industries. He has 39 years of experience in the solar and semiconductor industries, including time spent in both processing and manufacturing of equipment components and systems. From 1973 until 1979, he was employed by Siltronics, Inc., working with chemical vapor deposition, and later as manager of the quartz fabrication plant with responsibility for providing technical marketing support. From 1979 until 1981, he was employed by U.S. Quartz, Inc. as manufacturing manager. In 1981, he left U.S. Quartz to form Amtech. Mr. Whang brings extensive senior management experience and knowledge of our Company and the markets we serve to the Board of Directors. The Board of Directors believes Mr. Whang is also uniquely positioned to provide the Board of Directors with in-depth and timely information about Company operations and with insight as to his strategic vision for the Company.
Fokko Pentinga has been our Chief Executive Officer since January 2012 and our President since March 2010. From December of 2008 until his promotion to President in March 2010, Mr. Pentinga served as Managing Director of Amtech Europe, which is comprised of the Company’s two European subsidiaries, Tempress Systems (“Tempress”) in Vaassen, the Netherlands, and R2D Automation (“R2D”) near Montpellier, France. During that time Mr. Pentinga also served as General Manager of Tempress (a position he held for 15 years) and President of R2D (a position he held for two years). Mr. Pentinga has over 30 years of experience in the semiconductor and solar industries. The Board of Directors benefits significantly from Mr. Pentinga's participation due to his extensive experience in the company and in the markets we serve.
Bradley C. Anderson joined us as Vice President-Finance, Chief Financial Officer, Treasurer and Secretary in April 2006. Prior to joining Amtech, Mr. Anderson spent several years in a consulting role implementing the internal control requirements of the Sarbanes-Oxley Act for a broad range of publicly held companies. From 1996 to 2002, Mr. Anderson served as Vice President-Finance and then as Chief Financial Officer of Zila, Inc., an international provider of healthcare technology and products. Mr. Anderson began his career with Deloitte (formerly Deloitte & Touche) where he worked for over 11 years. He graduated from Brigham Young University with a Bachelor of Science in Accounting. Mr. Anderson is a Certified Public Accountant.
Michael Garnreiter has been a Director since February 2007. He is the chairman of the Company’s Audit and Nominating and Governance Committees, and serves as a member of the Company's Compensation and Stock Option and Technology Strategy Committees. Mr. Garnreiter is the Company's designated financial expert on the Board. He is currently Vice President of Finance and Treasurer of Shamrock Foods, a privately-held manufacturer and distributor of foods and food-related products. From January 2010 until August 2012, Mr. Garnreiter was a managing director of Fenix Financial Forensics, a Phoenix-based litigation and financial consulting firm. From August 2006 until January 2010, he was a managing member of Rising Sun Restaurant Group LLC and from December 2008 until December 2009, he was president of New Era Restaurants, LLC, both of which are privately-

held restaurant operating companies. From 2002 to 2006, Mr. Garnreiter was CFO of Main Street Restaurant Group, a publicly traded restaurant operating company, and from 1976 to 2002, he was a senior audit partner of Arthur Andersen LLP. Mr. Garnreiter serves on the boards of directors of Taser International (as chairman), a manufacturer of non-lethal protection devices, Knight Transportation Company, a nationwide truckload transportation company, Banner Health, a multi-state health care delivery system, and Global Tranz, a national transportation brokerage company. He graduated from California State University Long Beach with a Bachelor of Science in Accounting and Business Administration. Mr. Garnreiter is a Certified Public Accountant and Certified Fraud Examiner. Mr. Garnreiter’s financial background and expertise allows him to provide valuable advice to the Board of Directors.
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
Egbert J.G. Goudena has been a Director since December 2009. Currently, Mr. Goudena is working at the company Sjanbo B.V., which he founded as a consulting firm in the field of semiconductor processing and development. From 1987 until his retirement in January 2014, Mr. Goudena was the operations manager of the research labs of the Delft Institute of Microsystems and Nanoelectronics (DIMES) of the Delft University of Technology in The Netherlands. His responsibilities included managing the logistics and infrastructure of the research labs including prototyping and small-scale production. DIMES was established in 1987 and is a strong international center of excellence providing experimental research in many technology areas, including solar cells. In 2008, Mr. Goudena co-founded ISZGRO Diodes, a company that was formed to deliver logistics services to technology companies and to produce extreme ultraviolet (EUV) detectors. He is not currently actively involved in ISZGRO. Mr. Goudena received a Bachelor of Engineering degree in Chemical Technology from the H.T.S. Wegastraat in The Hague. Mr. Goudena’s experience in research and technology allows him to advise the Board of Directors with respect to the Company’s research and development activities, which are key components of the Company’s business strategies.
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
Based solely on our review of such forms received by us during the fiscal year ended September 30, 2014, or written representations from certain reporting persons, we believe that between October 1, 2013 and September 30, 2014, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.
Code Of Ethics
The Board of Directors has adopted a Code of Ethics for all employees of the Company, as recommended by the Nominating and Governance Committee. A copy of this Code of Ethics may be viewed on our website (www.amtechsystems.com), or obtained at no charge by written request to the Company’s Corporate Secretary.

Changes to Security Holder Director Nomination Procedures
There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
Audit Committee
Amtech has a standing Audit Committee, composed of three directors: Mr. Garnreiter (chairman), Mr. Giese, and Mr. King. The Board has determined that, based on the definition under the listing rules of the NASDAQ Stock Market, these directors are independent from management and free of any relationship that would interfere with their exercise of independent judgment as members of the Audit Committee. In addition, each member of the Audit Committee is financially literate, and one Audit Committee member, Mr. Garnreiter, has financial expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert”.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by the three executive officers whose compensation is disclosed in the compensation tables following this discussion. We refer to these executive officers as “named executive officers” or “NEOs”. Our named executive officers for fiscal year 2014 were:

•	Jong S. Whang Executive Chairman

•	Fokko Pentinga President and Chief Executive Officer

•	Bradley C. Anderson Executive Vice President and Chief Financial Officer

The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. In addition, we address the compensation paid or awarded during fiscal 2014 to our named executive officers.
Executive Summary
Recap of Fiscal Year 2014 Company Performance
We believe that the compensation of our executive officers should facilitate the achievement of annual corporate goals as well as the performance of long-term business objectives. The 2014 fiscal year saw an improvement in market activity and demand, including an increase in orders in our solar and semiconductor/LED businesses. Even with these improvements, we operated in a soft demand environment during fiscal 2014, and therefore maintained a strong focus on corporate-wide expense controls and diligent cash management. For fiscal 2014, we believe our executive compensation programs delivered payouts commensurate with the results of operations. The Company reported a net loss for fiscal 2014 and no incentive bonuses were awarded to our NEOs. The NEOs voluntarily reduced their base salaries in fiscal years 2013 and 2012 and maintained these lower salaries through fiscal 2014.
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
At the Company's 2014 annual meeting of shareholders, we held a non-binding advisory shareholder vote on the compensation of our NEOs, commonly known as a say-on-pay vote. Our shareholders approved the say-on-pay resolution by a favorable vote of approximately 94% of the votes cast, including abstentions. Based upon our review of our compensation policies and based upon the results of the say-on-pay vote, we decided to retain our current approach to executive compensation.
Based upon a separate advisory vote in 2012 on the frequency of the say-on-pay vote, shareholders indicated their preference for an annual advisory vote on the compensation of our NEOs. Taking into account the shareholders' vote, the Board of Directors determined that the Company will conduct a non-binding advisory vote to approve the compensation of the Company's NEOs on an annual basis. Therefore, a shareholder advisory vote on executive compensation will be held at the 2015 Annual Meeting of Shareholders.
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
Elements of Our Executive Compensation Programs
Our executive compensation package for the fiscal year ended September 30, 2014 consisted of three main components: base salary, incentive cash bonuses and equity incentives. We believe it is important that the interests of our named executive officers are aligned with those of our shareholders; therefore, equity incentive compensation, in the form of stock options and restricted stock grants, constitutes a significant portion of our total executive compensation.
Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in fiscal year 2014 based on a number of factors including:
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
Annual Cash Compensation
Base Compensation
Our Compensation and Stock Option Committee’s approach is to offer our executives salaries competitive with those of other executives in the industry in which we operate. To that end, our Compensation and Stock Option Committee periodically evaluates the competitiveness of base salaries based on available information drawn from a variety of sources, including published and proprietary survey data and our own experience recruiting and retaining executives. Our base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases reflecting competitive trends, our overall financial performance and the performance of the individual executive. Salaries are adjusted to reflect individual roles and performance and may be adjusted at other times if a change in the scope of the officer’s responsibilities justifies such consideration or in order to maintain salary equity among executive officers. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can serve as an effective reward for the executives’ overall performance.
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
Mr. Whang’s target bonus for fiscal 2014 was 80% of his base salary, or $179,200; Mr. Pentinga’s target bonus for fiscal 2014 was 75% of his base salary, or $188,700; and Mr. Anderson’s target bonus was 55% of his base salary, or $99,110. The bonuses of the named executive officers were calculated solely based upon the performance objectives at the corporate level. If fiscal 2014 performance was equivalent to 80% (90% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $35,840, Mr. Pentinga’s bonus calculation would be $37,740, and Mr. Anderson’s bonus calculation would be $19,822. If fiscal 2014 performance was 150% (110% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $283,050, Mr. Pentinga’s bonus calculation would be $290,400, and Mr. Anderson’s bonus calculation would be $148,665.
Notwithstanding the calculation of any bonus amount under the fiscal 2014 bonus plan, (i) no bonuses would have been payable based on achievement of corporate level objectives if consolidated operating profit was less than 3%; (ii) no bonuses would have been payable based on achievement of divisional level objectives if division operating profit (before corporate expense allocation) was less than 5%; and (iii) all bonus payments were subject to the discretionary approval of our Compensation and Stock Option Committee.
For fiscal 2014, the Compensation and Stock Option Committee awarded no discretionary cash bonuses and no bonuses pursuant to the non-equity incentive bonus plan.
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
In fiscal 2014, we granted options to purchase a total of 272,906 shares of common stock, of which options to purchase a total of 135,406 shares were granted to our named executive officers, representing 50% of all options granted in fiscal 2014. In fiscal 2014, we granted no shares of restricted stock. The number of stock options and shares of restricted stock granted to each executive is set forth in the “Grants of Plan-Based Awards” table below. The aggregate grant date fair value (calculated in accordance with FASB ASC Topic 718) with respect to such grants for each individual named executive officer is set forth in the column “Option Awards” and “Stock Awards” in the “Summary Compensation Table.” The exercise price of each stock option granted under our plan is based on the closing price of our common stock on the previous trading day before the grant date.

Benefits
All of our named executive officers are eligible to receive an automobile allowance as well as benefits offered to employees generally, including life, health, disability and dental insurance and our 401(k) plan. Our Executive Chairman and Chief Executive Officer are eligible to participate in the Mayo Executive Health Plan. Our Chief Executive Officer participates in Pensioenfonds Metaal en Techniek, a multi-employer plan that generally covers all our employees in the Netherlands. Effective July 1, 2013, Mr. Whang and Mr. Anderson voluntarily suspended their automobile allowances. This voluntary suspension continued through fiscal 2014. Consistent with our compensation philosophy is our intent to maintain our current benefits for our executive officers. Our Compensation and Stock Option Committee, in its discretion, may revise the named executive officers’ benefits if it deems it advisable.
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

Other Compensatory Arrangements
Our Board and our Compensation and Stock Option Committee approved certain changes to the compensation for our named executive officers following September 30, 2014. See “Other Compensatory Arrangements” below for a description of such approved changes.
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
REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE
The information contained in the following report shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall it be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

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

RESPECTFULLY SUBMITTED, Robert F. King, Chairman Michael Garnreiter Alfred W. Giese Egbert J.G. Goudena

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for services rendered to Amtech during the fiscal years ended September 30, 2014, 2013 and 2012 by our named executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1) (7)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jong S. Whang	2014	224,000	—	—	219,000	—	14,633	(2)	457,633
Executive Chairman	2013	299,692	—	—	91,200	—	28,751	(3)	419,643
and Director	2012	383,077	—	146,297	181,480	—	36,159	(4)	747,013
Fokko Pentinga	2014	258,137	—	—	219,000	—	72,456	(6)	549,593
Chief Executive	2013	300,692	—	—	91,200	—	61,301	(6)	453,193
Officer and Director	2012	340,613	—	119,700	420,699	—	80,240	(6)	961,252
Bradley C. Anderson	2014	180,194	—	—	155,078	—	6,618	(5)	341,890
Chief Financial	2013	215,719	—	—	72,960	—	14,435	(5)	303,114
Officer	2012	257,291	—	66,497	82,492	—	18,050	(5)	424,330

(1)
Amounts represent the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. For a description of the assumptions made by the Company when calculating such grant date fair value, refer to Note 1 to the Company’s consolidated financial statements as set forth in the Company’s Form 10-K filed November 20, 2014. The number of stock awards and option awards is based upon performance in the prior fiscal year. The 2012 option awards for Mr. Pentinga include a grant of 55,000 options in recognition of his appointment to the position of Chief Executive Officer.

(2)	Amount represents $10,808 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,825.

(3)	Amount represents car allowance of $14,192, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,750.

(4)	Amount represents car allowance of $18,000, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $7,350.

(5)
Represents Company match under the 2012, 2013 and 2014 401(k) plan of $7,350, $3,750, and $3,818 respectively, and car allowance for 2012, 2013 and 2014 of $10,000, $7,885, and $0, respectively. Fiscal 2012, 2013 and 2014 amounts also include $700, $2,800, and $2,800 of travel incentive payments, respectively.

(6)
Represents Company contribution under the 2012, 2013 and 2014 Netherlands pension plan of $39,679, $27,824, and $29,865, respectively, and other (primarily car allowance) of $40,561, $33,477 and $42,591 in fiscal year 2012, 2013 and 2014, respectively.

(7)
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

GRANTS OF PLAN-BASED AWARDS
The following table sets forth grants of plan-based awards made to our named executive officers in fiscal 2014 and related fair value compensation for fiscal 2014:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (4)
Name	Grant Date (1)	Date Grant Approved by Board (1)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Options Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Jong S. Whang	12/11/2013	12/11/2013	$64,000	$320,000	$480,000	—	50,000	$7.01	$219,000
Fokko Pentinga	12/11/2013	12/11/2013	$55,500	$277,500	$416,250	—	50,000	$7.01	$219,000
Bradley C. Anderson	12/11/2013	12/11/2013	$29,150	$145,750	$218,625	—	35,406	$7.01	$155,078

(1)	The stock and option awards listed above vest in four (4) installments in equal amounts on each of the first four anniversaries of the date of grant.

(2)	The exercise price is equal to the closing price of the Company's Common Stock on the previous trading day before the grant.

(3)
See Stock-Based Compensation under Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2014 filed November 20, 2014 for the assumptions used to value equity based compensation.

(4)
Estimated amounts are based on the annual base salaries of $400,000, $370,000 and $265,000 for Messrs. Whang, Pentinga and Anderson, respectively. These base salaries reflect salary restoration effective December 1, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding grants of plan-based option awards held by our named executive officers as of September 30, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)		Market Value of Shares or Units of Stock that have Not Vested ($)
Jong S. Whang	30,000	—		$6.90	12/8/2016
	20,000	—		$6.15	11/20/2019
	10,000	—		$10.64	8/6/2020
	36,667	—		$7.98	12/15/2021
	—	18,750	(1)	$2.95	12/11/2022
	—	50,000	(2)	$7.01	12/12/2023
						12,499	(3)	$133,739
Fokko Pentinga	18,750	—		$3.80	12/9/2018
	10,000	—		$6.15	11/20/2019
	6,667	—		$10.64	8/6/2020
	85,000	—		$7.98	12/15/2021
	10,000	18,750	(1)	$2.95	12/11/2022
	—	50,000	(2)	$7.01	12/12/2023
						10,416	(4)	$111,451
Bradley C. Anderson	10,000	—		$8.51	4/24/2016
	5,000	—		$6.90	12/8/2016
	7,500	—		$6.15	11/20/2019
	5,000	—		$10.64	8/6/2020
	16,667	—		$7.98	12/15/2021
	2	15,000	(1)	$2.95	12/11/2022
	—	35,406	(2)	$7.01	12/12/2023
						5,624	(5)	$60,177

(1)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 11, 2012 grant date.

(2)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 12, 2013 grant date.

(3)	Mr. Whang's restricted stock awards are subject to the following vesting schedule - 3,333 in November 2014; 4,583 in December 2014 and 4,583 in December 2015.

(4)	Mr. Pentinga's restricted stock awards are subject to the following vesting schedule - 2,916 in November 2014; 3,750 in December 2014 and 3,750 in December 2015.

(5)	Mr. Anderson's restricted stock awards are subject to the following vesting schedule - 1,458 in November 2014; 2,083 in December 2014 and 2,083 in December 2015.

Option Exercises and Stock Vested
The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2014, which ended on September 30, 2014.
OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jong S. Whang	91,250	667,566	11,666	93,778
Fokko Pentinga	21,250	192,313	8,750	70,392
Bradley C. Anderson	54,998	316,795	5,416	43,534

(1)
The value realized equals the difference between the option exercise price and the fair market value of Amtech common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)	The value realized equals the fair market value of Amtech common stock on the vesting date, multiplied by the number of shares that vested.

Pension Benefits
Mr. Pentinga, our Chief Executive Officer is a participant in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that covers our employees in the Netherlands. No payments were made thereunder in fiscal 2014. None of our other named executive officers receive pension benefits.

Nonqualified Deferred Compensation
None of our named executive officers receive nonqualified deferred compensation benefits.
EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreement with Executive Chairman

On February 9, 2012, we entered into a Second Amended and Restated Employment Agreement with Jong S. Whang, our executive chairman, as amended on July 1, 2012 and on June 28, 2013. Below is a summary of the terms and conditions of Mr. Whang’s employment agreement.

Term

Mr. Whang’s employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an initial term of three years. Thereafter, the employment period will continue for successive one-year terms unless either we or Mr. Whang provides written notice of termination of the employment period at least 120 days prior to the end of any given term. If Mr. Whang remains in the full-time employ of our company beyond the employment period without any written agreement, his employment agreement will be deemed to continue on a month to month basis and either party will have the right to terminate the employment agreement at the end of any ensuing calendar month with written notice of at least 30 days.

Base Salary

Pursuant to his Second Amended and Restated Employment Agreement, Mr. Whang receives a base salary of $400,000 per annum, which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee and can be increased, but not decreased below $350,000, at the discretion of our Compensation and Stock Option Committee. Effective July 1, 2012, Mr. Whang voluntarily reduced his annual base salary to $320,000. Effective July 1, 2013, Mr. Whang voluntarily further reduced his annual base salary to $224,000. Effective December 1, 2014, upon approval of the Compensation and Stock Option Committee on November 18, 2014, Mr. Whang's base salary was restored to $400,000 per annum.

Incentive Compensation

Mr. Whang is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Whang than the bonus plan for fiscal 2010 that was adopted by our Compensation and Stock Option Committee on December 21,

2009. The terms of Mr. Whang’s 2014 bonus plan are described above in more detail in the section “Annual Cash Compensation” under the caption "Cash Bonuses".

Stock Options

Pursuant to Mr. Whang’s employment agreement, any currently outstanding options held by Mr. Whang will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Whang will also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Whang will be incentive stock options within the meaning of the Internal Revenue Code of 1986, or if they do not qualify as incentive stock options, they will be non-qualified stock options. The amount and terms of the grants will be determined by our Compensation and Stock Option Committee, but may not be any less favorable to Mr. Whang than the terms of the options previously granted to Mr. Whang on November 20, 2009.

Benefits

Mr. Whang will be entitled to receive from our Company such employee benefits as are provided to other executive officers of the Company, including family medical, dental, vision, disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, Company-sponsored welfare benefit plans for disability and life insurance and other benefit plans. We will provide Mr. Whang with an annual automobile allowance of not less than $14,000 (annual allowance is currently $18,000), a life insurance policy in the face amount of $500,000 and such other benefits as we may deem appropriate from time to time. Effective July 1, 2013, Mr. Whang voluntarily suspended, for an indefinite period of time, his annual automobile allowance.

Termination

Mr. Whang’s employment is “at will” and either we or Mr. Whang can terminate his employment agreement at any time, with or without “cause” or “good reason” (as those terms are defined in Mr. Whang’s employment agreement), upon 30 days written notice. Mr. Whang’s employment agreement can also be terminated by us due to the disability of Mr. Whang after at least 30 days’ written notice by us of our intention to terminate his employment.

Severance

If we terminate the employment of Mr. Whang against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Whang terminates his employment for good reason, Mr. Whang is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Whang’s base salary in effect on the date of termination for the remainder of the initial three-year term or two years, whichever is greater (which, would be up to $1,200,000 if terminated during the first year of the term, or $800,000 if terminated after the first year of the term); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Whang. The value of Mr. Whang’s unvested stock options and unvested restricted stock at September 30, 2014 was approximately $464,000. If Mr. Whang voluntarily terminates his employment other than for good reason, if we terminate Mr. Whang’s employment for cause, or if Mr. Whang’s employment is terminated due to his death or disability, Mr. Whang will be entitled to receive salary and accrued vacation through the date of termination only. However, in the event Mr. Whang’s employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.

On June 28, 2013, the Board of Directors, following the recommendation of the Company's Compensation and Options Committee of the Board of Directors, agreed to amend the change in control provisions of Mr. Whang's employment agreement to establish the base salary, for purposes of calculating the applicable termination payment, as $400,000.

Post-Employment Consulting

Mr. Whang’s employment agreement provides that upon termination of Mr. Whang against his will and without cause (including by giving notice of termination of his employment agreement as described above), or by Mr. Whang for good reason, for a period of two (2) years following the date of such termination, (i) Mr. Whang will make himself available for an average of 20 hours per week in order to consult with the Company in such manner and on such matters as the Company shall reasonably request, (ii) Mr. Whang will make himself available to serve on the Board of Directors of the Company, and (iii) in consideration for Mr. Whang’s agreement to perform such services, the Company will (A) pay Mr. Whang an annual amount equal to 40% of his base salary in effect on the date he was terminated and (B) include Mr. Whang in the Company’s family medical, dental and vision insurance plans, or, if Mr. Whang’s inclusion in such plans is not permitted, provide substantially the same benefits to the Mr. Whang at the Company’s expense.

Noncompetition

Mr. Whang agreed that during the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries. He also agreed that for a period of two years after the end of the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.

Change in Control

In the event that Mr. Whang’s employment with us is terminated either (i) by us for any reason other than for cause during a “pending change in control” (as that term is defined in Mr. Whang’s employment agreement) of our Company or within one year following the occurrence of a “change in control” (as that term is defined in Mr. Whang’s employment agreement), or (ii) by Mr. Whang for good reason within one year following the occurrence of a change in control of our Company, then Mr. Whang will be entitled to receive within 30 days of the date of termination of his employment (provided, however, if such 30 day period begins in one calendar year and ends in another calendar year, Mr. Whang will not have the right to designate the calendar year of payment), in lieu of the severance payment otherwise payable, (i) an amount equal to three years of his base salary in effect on the date of termination of his employment, (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs, and (iii) full vesting of all outstanding stock options and restricted stock he holds.

Employment Agreement with Chief Executive Officer

On June 29, 2012, we entered into an Employment Agreement with Fokko Pentinga, our chief executive officer, as amended on July 1, 2012 and on June 28, 2013. Below is a summary of the terms and conditions of Mr. Pentinga's employment agreement.

Term

Mr. Pentinga's employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an indefinite period as required by Dutch statutory employment law.

Base Salary

Pursuant to his Employment Agreement, Mr. Pentinga receives a base salary of $370,000 (€284,310, the euro equivalent on the date Mr. Pentinga was promoted to Chief Executive Officer) per annum, which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee and can be increased, but not decreased below $370,000, at the discretion of our Compensation and Stock Option Committee. Effective July 1, 2012, Mr. Pentinga voluntarily reduced his annual base salary to $314,500. Effective July 1, 2013, Mr. Pentinga voluntarily further reduced his annual base salary to $251,600 (€193,330). His salary is paid partially in Euros and partially in U.S. dollars depending on where he performs his work. Effective December 1, 2014, upon approval of the Compensation and Stock Option Committee on November 18, 2014, Mr. Pentinga’s base salary was restored to $370,000 per annum (which salary will be paid in Euros based upon the exchange rate in effect as of December 15, 2011).

Incentive Compensation

Mr. Pentinga is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Pentinga than the bonus plan for fiscal 2012 that was adopted by our Compensation and Stock Option Committee on December 15, 2011. The terms of Mr. Pentinga's 2014 bonus plan are described above in more detail in the section “Annual Cash Compensation,” under the caption “Cash Bonuses.”

Stock Options

Pursuant to Mr. Pentinga's employment agreement, any currently outstanding options held by Mr. Pentinga will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Pentinga will also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Pentinga will be non-qualified stock options within the meaning of the Internal Revenue Code of 1986.

Benefits

Mr. Pentinga will be entitled to receive from our Company such employee benefits as are provided to other management level employees in his country of domicile (i.e. the Netherlands), including disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, disability and life insurance and other benefit plans. We will provide Mr. Pentinga with a leased automobile at a cost of not more than €29,500 and such other benefits as we may deem appropriate from time to time.

Termination

Either we or Mr. Pentinga can terminate his employment agreement with prior written notice of termination given in accordance with Dutch statutory employment law, including observance of the Dutch statutory notice period, or by mutual agreement, or by the Company at any time for cause, as defined in the agremeent. Mr. Pentinga's employment agreement can also be terminated by us due to the disability of Mr. Pentinga after meeting the requirements of Dutch statutory employment law.

Severance

If we terminate the employment of Mr. Pentinga against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Pentinga terminates his employment for good reason, Mr. Pentinga is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Pentinga's base salary in effect on the date of termination for two years, which, amounts to $740,000 (€568,618); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Pentinga. The value of Mr. Pentinga's unvested stock options and unvested restricted stock at September 30, 2014 was approximately $441,000.

On June 28, 2013, the Board of Directors, following the recommendation of the Company's Compensation and Options Committee of the Board of Directors, agreed to amend the change in control provisions of Mr. Pentinga's employment agreement to establish the base salary, for purposes of calculating the applicable termination payment, as $370,000.

If Mr. Pentinga voluntarily terminates his employment other than for good reason, if we terminate Mr. Pentinga's employment for cause, or if Mr. Pentinga's employment is terminated due to his death or disability, Mr. Pentinga will be entitled to receive salary and accrued vacation through the date of termination. In addition, if we terminate Mr. Pentinga's employment due to disability as a result of his becoming incapacitated as defined in the Dutch Civil Code, Mr. Pentinga will be entitled to 70% of the maximum daily social wage for a maximum of 52 weeks, which would total approximately $46,000. However, in the event Mr. Pentinga's employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.

Noncompetition

Mr. Pentinga agreed that during the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries. He also agreed that for a period of two years after the end of the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.

Change in Control

In the event that Mr. Pentinga's employment with us is terminated either (i) by us for any reason other than for cause during a “pending change in control” (as that term is defined in Mr. Pentinga's employment agreement) of our Company or within one year following the occurrence of a “change in control” (as that term is defined in Mr. Pentinga's employment agreement), or (ii) by Mr. Pentinga for good reason within one year following the occurrence of a change in control of our Company, then Mr. Pentinga will be entitled to receive within 30 days of the date of termination of his employment (provided, however, if such 30 day period begins in one calendar year and ends in another calendar year, Mr. Pentinga will not have the right to designate the calendar year of payment), in lieu of the severance payment otherwise payable, (i) an amount equal to two years of his base salary in effect on the date of termination of his employment, (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs, and (iii) full vesting of all outstanding stock options and restricted stock he holds.

Change of Control Agreement with Chief Financial Officer

On March 10, 2008, we entered into a Change of Control Severance Agreement with Bradley C. Anderson, our chief financial officer. Below is a summary of the terms and conditions of the agreement.

Term

The term of the agreement with Mr. Anderson commenced on March 10, 2008, and continues for an initial term of three years. Thereafter, the employment period will continue for successive one-year terms unless either we or Mr. Anderson provides written notice of termination of the employment period at least 120 days prior to the end of any given term.

Change in Control

In the event that Mr. Anderson’s employment with us is terminated (other than as a consequence of death or disability) either (i) by us for any reason other than for cause during a “pending change in control” (as the term is defined in Mr. Anderson’s change of control agreement) or within one year following the occurrence of a “change in control” (as the term is defined in Mr. Anderson’s change of control agreement), or (ii) by Mr. Anderson for good reason within one year following the occurrence of a change in control, then Mr. Anderson will be entitled to receive from the Company the following: (i) an amount equal to $530,000; (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock he holds. The value of Mr. Anderson’s unvested stock options and unvested restricted stock at September 30, 2014 was approximately $307,000.

On June 28, 2013, the Board of Directors, following the recommendation of the Company's Compensation and Stock Option Committee of the Board of Directors, agreed to amend the change in control agreement with Mr. Anderson to establish the base salary, for purposes of calculating the applicable termination payment, at $265,000.

Other Compensatory Arrangements

On November 18, 2014, the Compensation and Stock Option Committee approved a restoration of annual base compensation for certain named executive officers effective December 1, 2014, as follows: (i) Jong S. Whang, the Company's Chairman of the Board, $400,000 (ii) Fokko Pentinga, the Company's Chief Executive Officer and President, $370,000 (a portion of which salary will be paid in Euros based upon the exchange rate in effect as of December 15, 2011); and (iii) Bradley C. Anderson, the Company's Executive Vice President-Finance and Chief Financial Officer, $265,000. In addition, the Compensation Committee approved the restoration of car allowances of $18,000 per year for Mr. Whang and $10,000 per year for Mr. Anderson.

On November 18, 2014, the Compensation and Stock Option Committee approved a discretionary bonus of $50,000 each for Messrs. Whang, Pentinga, and Anderson.

On November 19, 2014, upon the recommendation of the Compensation and Stock Option Committee, the Board approved stock option grants for certain named executive officers. Mr. Whang received a grant of an option to purchase 50,000 shares of the Company's common stock. Mr. Pentinga received a grant of an option to purchase 50,000 shares of the Company's common stock. Mr. Anderson received a grant of an option to purchase 35,000 shares of the Company's common stock. All options granted have an exercise price of $9.98 (the closing price of the Company's common stock on November 18, 2014).

Compensation Policies and Practices as Related to Risk Management

The Compensation and Stock Option Committee does not believe the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation and Stock Option Committee has determined that the Company’s executive compensation program does not encourage unnecessary or excessive risk taking as a result of the following factors:

•	As discussed elsewhere in this Form 10-K/A, our executive officer compensation includes a balanced mix of cash and equity.

•	Base salaries do not encourage risk taking as they are fixed in amount.

•
Performance-based cash bonus awards under the non-equity incentive plan focus on achievement of short-term or annual goals. Although this may seem to encourage the taking of short-term risks at the expense of long-term results, these bonuses in actuality represent only a portion of the executive officers’ total compensation opportunities, and the Compensation and Stock Option Committee believes that the non-equity incentive plan awards appropriately balance risk and the desire to focus executives on specific short-term individual and financial goals important to the Company’s success.

•
Discretionary cash bonuses are awarded at the discretion of the Compensation and Stock Option Committee, which allows the Compensation and Stock Option Committee to evaluate whether the executives are engaging in activities that create risks prior to awarding any such cash bonuses. This discretion mitigates the likelihood that executives will engage in activities that create risk, and allows the Compensation and Stock Option Committee the ability to refrain from rewarding any such risk-taking.

•
Compensation provided to the executive officers in the form of long-term equity awards is important to help further align executives’ interests with those of the Company’s shareholders. The Compensation and Stock Option Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price over the long-term. In addition, the awards are subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

DIRECTOR COMPENSATION

The following table shows the total dollar value of all fees earned by and paid in cash to all directors in fiscal 2014 and the grant date fair value of stock awards to directors made in fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All other Comp. ($)	Total ($)

Jong S. Whang (2)	—	—	—	—
Fokko Pentinga (2)	—	—	—	—
Michael Garnreiter	39,300	26,280	—	65,580
Alfred W. Giese	32,400	26,280	—	58,680
Egbert J.G. Goudena	17,400	26,280	—	43,680
Robert F. King	34,200	26,280	—	60,480
____________________

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a description of the assumptions made by the Company when calculating such grant date fair value, refer to Note 1 to the Company’s consolidated financial statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed November 20, 2014.

(2)	Directors who are full-time employees of our Company receive no additional compensation for serving as directors.
Directors who are full-time employees of our Company receive no additional compensation for serving as directors. Prior to August 7, 2012, non-employee directors received an annual retainer of $16,000, fees of $2,000 per Board meeting attended in person, $750 per board meeting attended telephonically, $1,250 per Audit Committee meeting attended in person, $750 per Audit Committee meeting attended telephonically, $750 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended in person, and $500 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended telephonically. Effective August 7, 2012, all meeting fees were reduced by 10%. The 10% reduction in fees was maintained throughout fiscal years 2013 and 2014. The annual retainer was voluntarily reduced by between 10% and 63% by each of the board members. In addition to meeting fees, members of board committees receive compensation for time spent on work assigned by the committee. The rate of compensation for the work assignments is $100 per hour. In addition, under our Non-Employee Directors Stock Option Plan, each non-employee director currently receives a grant of options to purchase 6,000 shares of common stock, or such other number of shares as may be determined by the Board, when first elected or appointed to the Board, and 6,000 shares of common stock, or such other number of shares as may be determined by the Board, upon each re-election to the Board at our annual meeting of shareholders or at such other time as may be determined by the Board. The exercise price of the options is set at the fair market value of common stock on the day before the date of grant. Each option has a term of ten years and becomes exercisable in three equal installments commencing on the first anniversary of the date of grant and continuing for the two successive anniversaries thereafter. In the event of disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of 30 days following the date such person ceased to be a director, or such other date as may be determined by the Board, but only to the extent such options were exercisable on the date the director ceased to be a director. Furthermore, the director serving as the Chairman of the Audit Committee receives an annual retainer of $15,000. The director serving as the Chairman of the Technology Strategy Committee, the director serving as the Chairman of the Compensation and Stock Option Committee as well as the director serving as the Chairman of the Nominating and Governance Committee each receive an annual retainer of $6,000. During fiscal 2013, the retainers for each committee chair were reduced by 10% and that reduction remained in effect in fiscal 2014. Effective December 1, 2014, the retainers and meeting fees were restored to the rates in effect prior to August 7, 2012.
Compensation Committee Interlocks and Insider Participation
The Compensation and Stock Option Committee is presently comprised of Messrs. Michael Garnreiter, Alfred W. Giese, Egbert J.G. Goudena and Robert F. King, who are neither current nor former officers or employees of the Company. No interlocking relationship exists, or in the past fiscal year has existed, between any member of the Compensation and Stock Option Committee and any member of any other company’s board of directors or compensation committee.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	1,063,324	$7.37	1,042,492
Equity compensation plans not approved by security holders	—		—
Total	1,063,324		1,042,492
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments to each thereto.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of December 1, 2014, by (i) each director and executive officer of Amtech, including the named executive officers, (ii) all executive officers and directors of Amtech as a group. The information included in the tables below was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

Name and Address (1) (2)	No. of Shares of Common Stock Beneficially Held (3)		Percent of Common Stock Ownership (3)
Officers and Directors:
Jong S. Whang	218,113	(4)	2.2%
Fokko Pentinga	172,114	(5)	1.7%
Bradley C. Anderson	95,994	(6)	1.0%
Michael Garnreiter	34,000	(7)	*
Alfred W. Giese	17,970	(8)	*
Egbert J. G. Goudena	31,000	(9)	*
Robert F. King	41,000	(10)	*
Director and Officer Total (7 people)	610,191	(11)	6.2%
______________________

*Less than 1%.

(1)	The address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2)
Mr. Whang is our Executive Chairman and Chairman of the Board of Directors. Mr. Pentinga is our President and CEO and is a director. Mr. Anderson is our Executive Vice President-Chief Financial Officer, Treasurer and Secretary. Messrs. Garnreiter, Giese, Goudena and King are directors of Amtech.

(3)
Based on 9,856,375 shares of common stock outstanding as of December 1, 2014. The share amounts and percentages shown include shares of common stock actually owned as of December 1, 2014, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of December 1, 2014, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4)	Includes 115,417 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(5)	Includes 149,167 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(6)	Includes 58,021 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(7)	Includes 34,000 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(8)	Includes 16,450 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(9)	Includes 24,000 shares issuable upon exercise of options exercisable within 60 days of December 1 2014.

(10)	Includes 33,000 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

(11)	Includes 430,055 shares issuable upon exercise of options exercisable within 60 days of December 1, 2014.

The following table sets forth certain information concerning the beneficial ownership of our common stock based on information received by the Company as of December 1, 2014, by each person known to own of record or beneficially more than 5% of our common stock based on such filings.

Name and Address	No. of Shares of Common Stock Beneficially Held (1)		Percent of Common Stock Ownership (1)
5% Shareholders
Leslie J. Schreyer, as Trustee FBO the issue of Jonathan D. Sackler	891,750	(2)	9.0%
Royce & Associates LLC	886,913	(3)	9.0%
______________________

(1)
Based on 9,856,375 shares of common stock outstanding as of December 1, 2014. The share amounts and percentages shown include shares of common stock actually owned as of December 1, 2014, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of December 1, 2014, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(2)
Information based on a Form 4 filed with the SEC on December 1, 2014 and on Schedule 13G/A filed with the SEC on January 3, 2014. Leslie J. Schreyer is Trustee under a Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler. Represents shares held in the Trust, for which Leslie J. Schreyer serves as sole Trustee and has sole voting power and sole dispositive power over such shares. Leslie J. Schreyer has no pecuniary interest in the shares held by the Trust. The address for Leslie J. Schreyer is c/o Chadboume & Park LLP 1301 Avenue of Americas, New York, NY 10019.

(3)
Information based on Schedule 13F-HR filed with the SEC on November 12, 2014. Royce & Associates has sole voting power and sole dispositive power over such shares. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We had no transactions during fiscal 2014, nor are any transactions currently proposed, with any director, director nominee, executive officer, security holder known to us to own of record or beneficially more than 5% of the common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.
The written policy of the Board is for its Nominating and Governance Committee to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Board member who has any interest (actual or perceived) will not be involved in the consideration of Directors.
For purposes of the policy, a “related person transaction” is any transaction, arrangement or relationship in which we are a participant and, the related person (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related person” includes (a) any person who is or was (at any time during the last fiscal year) an officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.
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
Director Independence
The Board of Directors annually reviews the independence of the Audit Committee members in view of NASDAQ’s listing standards and the SEC’s definitions of independence for audit committee and compensation committee members. NASDAQ's listing standards require that a company's audit committee, compensation and nominating committee be comprised of independent directors. The Board has determined that each of the members, set forth below, of the Audit Committee, the Compensation and Stock Option Committee and the Nominating and Governance Committee meets those definitions and standards. Additionally, each member of the Audit Committee is financially literate, and one of the Audit Committee members, Michael Garnreiter, has financial management expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert.”
The Audit Committee, the Compensation and Stock Option Committee, the Nominating and Governance Committee and the Technology Strategy Committee are the standing committees of our Board of Directors. The members of the committees as of December 1, 2014, are as follows:

Audit - Michael Garnreiter (Chairman), Alfred W. Giese and Robert F. King

Compensation and Stock Option - Robert F. King (Chairman), Michael Garnreiter, Alfred W. Giese and Egbert J.G. Goudena.

Nominating and Governance - Michael Garnreiter (Chairman), Egbert J.G. Goudena and Robert F. King

Technology Strategy - Alfred W. Giese (Chairman), Michael Garnreiter, Egbert J.G. Goudena, Robert F. King, Fokko Pentinga and Jong S. Whang

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed to us by our independent auditors for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2014 and 2013, and fees billed during those fiscal years for (i) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (ii) services rendered in connection with tax compliance, tax advice and tax planning, and (iii) all other fees for services rendered.
Our independent auditors, Mayer Hoffman McCann P.C. (MHM) leases substantially all of its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Year Ended	Year Ended
	Sept. 30, 2014	Sept. 30, 2013
Audit Fees (1)	$311,000	$239,840
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$311,000	$239,840
_________________________

(1)
Annual audit and review of financial statements included in the Company’s reports on Forms 10-Q and Form 10-K, including an audit of the Company’s internal control over financial reporting, and services normally provided by the auditors in connection with regulatory filings.

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
Any service to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval. For the fiscal years ended September 30, 2013 and 2014, all services rendered by the Company’s independent auditors were pre-approved by the Audit Committee pursuant to the pre-approval Policy.
The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment.

EXHIBIT NO.	DESCRIPTION
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
31.4	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, as amended has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	December 9, 2014
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	December 9, 2014
Fokko Pentinga	and President
(Principal Executive Officer)

*By: /s/ Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	December 9, 2014
Bradley C. Anderson, Attorney-In-Fact**	(Principal Financial and Accounting Officer)

*	Director	December 9, 2014
Michael Garnreiter

*	Director	December 9, 2014
Alfred W. Giese

*	Director	December 9, 2014
Egbert J.G. Goudena

*	Director	December 9, 2014
Robert F. King

**By authority of the power of attorney filed as Exhibit 24.1 to our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the SEC on November 20, 2014.

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.3	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.
31.4	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended. Filed herewith.