Form 10-Q
period 2014-12-31
AMTECH SYSTEMS INC
filed 2015-02-05
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2014
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
Shares of Common Stock outstanding as of January 30, 2015: 13,055,975

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$28,554	$27,367
Restricted cash	2,622	2,380
Accounts receivable
Trade (less allowance for doubtful accounts of $2,750 and $2,846 at December 31, 2014, and September 30, 2014, respectively)	5,421	8,896
Unbilled and other	8,500	6,880
Inventories	18,917	16,760
Deferred income taxes	1,040	1,060
Other	2,574	2,082
Total current assets	67,628	65,425
Property, Plant and Equipment - Net	10,260	9,752
Deferred Income Taxes - Long Term	1,300	1,300
Intangible Assets - Net	7,356	2,678
Goodwill	8,223	8,323
Other Assets - Long Term	2,756	2,426
Total Assets	$97,523	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2014	September 30, 2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$8,041	$6,003
Current maturities of long-term debt	328	—
Accrued compensation and related taxes	4,945	4,269
Accrued warranty expense	707	628
Deferred profit	5,427	6,908
Customer deposits	8,584	4,992
Other accrued liabilities	9,691	5,346
Income taxes payable	5,160	4,990
Total current liabilities	42,883	33,136
Long-term Debt	1,706	—
Income Taxes Payable Long-Term	3,180	3,180
Total liabilities	47,769	36,316

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 9,869,916 and 9,848,253 at December 31, 2014, and September 30, 2014, respectively	99	98
Additional paid-in capital	82,117	81,884
Accumulated other comprehensive loss	(6,842)	(5,790)
Retained deficit	(26,246)	(21,051)
Total stockholders' equity	49,128	55,141
Noncontrolling interest	626	(1,553)
Total equity	49,754	53,588
Total Liabilities and Stockholders' Equity	$97,523	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Revenues, net of returns and allowances	$12,396	$14,772
Cost of sales	8,968	10,237
Gross profit	3,428	4,535

Selling, general and administrative	6,384	4,124
Research and development	1,837	889
Operating loss	(4,793)	(478)

Interest and other income, net	97	106
Loss before income taxes	(4,696)	(372)

Income tax provision	180	560

Net loss	(4,876)	(932)

Add: net loss (income) attributable to noncontrolling interest	(319)	138
Net loss attributable to Amtech Systems, Inc.	$(5,195)	$(794)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.53)	$(0.08)
Weighted average shares outstanding	9,854	9,560
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(0.08)
Weighted average shares outstanding	9,854	9,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2014	2013
Net loss	$(4,876)	$(932)
Foreign currency translation adjustment	(1,058)	705
Comprehensive loss	(5,934)	(227)

Comprehensive (income) loss attributable to noncontrolling interest	(313)	161
Comprehensive loss attributable to Amtech Systems, Inc.	$(6,247)	$(66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2014	2013
Operating Activities
Net loss	$(4,876)	$(932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	705	623
Write-down of inventory	35	90
Deferred income taxes	(4)	—
Non-cash share based compensation expense	232	176
Provision for allowance for doubtful accounts	44	33
Changes in operating assets and liabilities:
Restricted cash	(244)	944
Accounts receivable	2,371	(9,748)
Inventories	(535)	5,498
Income taxes refundable and payable, net	172	532
Prepaid expenses and other assets	(722)	1,078
Accounts payable	(429)	(237)
Accrued liabilities and customer deposits	6,407	(8,534)
Deferred profit	(1,259)	3,554
Net cash provided by (used in) operating activities	1,897	(6,923)
Investing Activities
Purchases of property, plant and equipment	(155)	(154)
Investment in acquisition, net of cash	(253)	—
Net cash used in investing activities	(408)	(154)
Financing Activities
Proceeds from the exercise of stock options	—	9
Net cash provided by financing activities	—	9
Effect of Exchange Rate Changes on Cash	(302)	208
Net Increase (Decrease) in Cash and Cash Equivalents	1,187	(6,860)
Cash and Cash Equivalents, Beginning of Period	27,367	37,197
Cash and Cash Equivalents, End of Period	$28,554	$30,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
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

The Company serves solar and certain niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The consolidated results of operations for the three months ended December 31, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.

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

We recognize revenue when persuasive evidence of an arrangement exists; the product has been delivered and title has transferred, or services have been rendered; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

1.
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

2.
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

3.
Sales of polishing supplies generally do not include process guarantees, acceptance criteria or holdbacks; therefore, the related revenue is generally recorded upon transfer of title which is generally at the time of shipment.

4.	Sales of spare parts and consumables are recognized upon shipment, as there are no post shipment obligations other than standard warranties.

5.
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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Deferred revenues	$8,354	$8,118
Deferred costs	2,927	1,210
Deferred profit	$5,427	$6,908

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

As of December 31, 2014, one customer accounted for 11% of accounts receivable.

Restricted Cash – Restricted cash is $2.6 million and $2.4 million as of December 31, 2014, and September 30, 2014, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 70% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Purchased parts and raw materials	$8,148	$8,797
Work-in-process	4,988	4,809
Finished goods	5,781	3,154
	$18,917	$16,760

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

The following is a summary of property, plant and equipment:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Land, building and leasehold improvements	$10,053	$10,414
Equipment and machinery	9,260	8,189
Furniture and fixtures	5,310	5,453
	24,623	24,056
Accumulated depreciation and amortization	(14,363)	(14,304)
	$10,260	$9,752

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar and Semiconductor Equipment	Polishing Supplies and Equipment	Total
	(dollars in thousands)
Balance at the beginning of year
Goodwill	$12,315	$728	$13,043
Accumulated impairment losses	(4,720)	—	(4,720)
	7,595	728	8,323
Net exchange differences	(100)	—	(100)
Balance at the end of quarter
Goodwill	12,154	728	12,882
Accumulated impairment losses	(4,659)	—	(4,659)
	$7,495	$728	$8,223

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, B.V. (“SoLayTec”), which provides atomic layer deposition (ALD) systems used in high efficiency solar cells. The intangible assets of SoLayTec total $5.0 million, and are included in "Other" in the table below. The fair value of the intangible assets, the allocation and the amortization period are still being evaluated by the Company. See Note 9, “Acquisition,” for more information regarding the acquisition of SoLayTec.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		December 31, 2014			September 30, 2014
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,048	$(1,013)	$35	$1,055	$(955)	$100
Customer lists	10 years	783	(595)	188	817	(592)	225
Technology	5-10 years	2,252	(1,721)	531	2,319	(1,682)	637
In-process research and development	5 years	1,600	(107)	1,493	1,600	(27)	1,573
Other	2-10 years	5,294	(185)	5,109	321	(178)	143
		$10,977	$(3,621)	$7,356	$6,112	$(3,434)	$2,678

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

The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)
Beginning balance	$628	$1,454
Warranty expenditures	(228)	(277)
Warranty provisions/(adjustment)	307	(112)
Ending balance	$707	$1,065

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

Share-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)
Effect on income before income taxes (1)	$(232)	$(176)
Effect on income taxes	36	40
Effect on net income	$(196)	$(136)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2024. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,063,324	$7.37	1,059,417	$6.71
Granted	282,500	9.98	220,000	7.01
Exercised	—	—	(2,230)	3.82
Forfeited	—	—	(2,114)	8.03
Outstanding at end of period	1,345,824	$7.91	1,275,073	$6.76

Exercisable at end of period	802,703	$7.81	924,593	$7.04
Weighted average fair value of options granted during the period	$6.09		$4.38

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2014	2013
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	67%	69%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Three Months Ended December 31,
	2014		2013
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	35,203	$10.13	69,154	$10.13
Released	(21,663)	11.47	(30,828)	10.08
Forfeited	—	—	—	—
Ending Outstanding	13,540	$7.98	38,326	$10.17

Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets is $16.0 million and $17.0 million as of December 31, 2014 and September 30, 2014, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

Receivables and Payables - The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Debt - The recorded amounts of these financial instruments, including long-term debt and current maturities of long-term debt are measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

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

Shipping expense – Shipping expenses of $0.2 million and $0.3 million for the three months ended December 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Research and development	$2,573	$2,895
Grants earned	(736)	(2,006)
Net research and development	$1,837	$889

Impact of Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The FASB is issuing this Update as part of its initiative to reduce costs and complexity in accounting standards, known as its Simplification Initiative. This Update eliminates from GAAP the concept of extraordinary items in an effort to save time and reduce costs, while alleviating uncertainty and maintaining accurate and fulsome disclosure. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently assessing the impact of this ASU but do not expect it to have a material impact on our consolidated financial position and results of operations.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12 which provides guidance on how to account for share-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU but do not expect it to have a material impact on our consolidated financial position and results of operations.

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
The amendments in this Update also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting.
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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the three months ended December 31, 2014 the valuation allowance increased by $0.6 million due to net operating losses in The Netherlands, partially offset by utilization of net operating losses in China.

The Company classifies all of our uncertain tax positions as non-current income taxes payable. At December 31, 2014 and September 30, 2014, the total amount of unrecognized tax benefits was approximately $3.2 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2014, and September 30, 2014, the Company has an accrual for potential interest and penalties of approximately $1.7 million and $1.6 million, respectively.

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

For the three months ended December 31, 2014, options for 1,346,000 shares and 14,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2013, options for 1,275,000 shares and 38,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(5,195)	$(794)
Weighted Average Shares Outstanding:
Common stock	9,854	9,560
Basic loss per share attributable to Amtech shareholders	$(0.53)	$(0.08)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(5,195)	$(794)
Weighted Average Shares Outstanding:
Common stock	9,854	9,560
Common stock equivalents (1)	—	—
Diluted shares	9,854	9,560
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(0.08)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

The Company’s products are classified into two business segments: the solar and semiconductor equipment segment and the polishing supplies segment. In the solar and semiconductor equipment segment, we are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic, semiconductor, silicon wafer and MEMS industries and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment. On December 24, 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, B.V., which provides atomic layer deposition systems used in high efficiency solar cells. In the polishing supplies segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

Information concerning our business segments is as follows:

	Three Months Ended
	December 31, 2014	December 31, 2013
	(dollars in thousands)
Net Revenues:
Solar and semiconductor equipment	$9,018	$12,564
Polishing supplies and equipment	3,378	2,208
	$12,396	$14,772
Operating income (loss):
Solar and semiconductor equipment	$(2,595)	$349
Polishing supplies and equipment	742	418
Non-segment related	(2,940)	(1,245)
	$(4,793)	$(478)

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Identifiable Assets:
Solar and semiconductor equipment	$91,507	$83,651
Polishing supplies and equipment	6,016	6,253
	$97,523	$89,904

5. Major Customers and Foreign Sales

During the three months ended December 31, 2014, two customer individually represented 12% and 11% of net revenues. During the three months ended December 31, 2013, two customers individually represented 33% and 23% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2014	2013
United States	23%	42%

China	26%	11%
Taiwan	19%	11%
Other	6%	11%
Total Asia	51%	33%
Germany	10%	8%
Other	16%	17%
Total Europe	26%	25%
	100%	100%

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Unearned research and development grants	$5,507	$3,989
Other	4,184	1,357
	$9,691	$5,346

7. Long-term Debt

In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. The debt acquired is stated at fair market value of $2.0 million as of December 31, 2014. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of December 31, 2014 the Company had purchase obligations in the amount of $15.0 million compared to $7.9 million as of September 30, 2014. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

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

In 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implant technology for non-solar applications. Kingstone has substantially completed the first phase of this development project and received $3.6 million of grant funds for the project. Kingstone is investigating options for securing funding for their $6.1 million of its commitment to the project. The remainder of Kingstone's commitment is to be in place by December 2015. Amtech owns 55% of Kingstone Technology Hong Kong Limited, which owns 100% of Shanghai Kingstone Semiconductor Company Ltd. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.

Litigation – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, BTU Merger Sub, Inc., a Delaware corporation (the "Merger Sub"), and BTU International, Inc. a Delaware corporation ("BTU"). Shortly after the Company entered into the Merger Agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the members of the BTU Board, Amtech and Merger Sub. The Stockholder Actions were consolidated into one action on December 4, 2014. These complaints generally allege, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. These complaints further allege that these fiduciary breaches gave the Company an unfair advantage as a result of BTU's alleged failure to solicit other potential acquirers and also that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages.

On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the Merger. The MOU is expected to be memorialized in a stipulation of settlement, which will be subject to customary terms and conditions, including court approval, and will include an agreement by the plaintiffs in the Stockholder Actions, on behalf of each stockholder class, to provide a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, as part of the settlement, BTU has agreed to be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement. The Company and BTU entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated.
The merger was consummated on January 30, 2015. The plaintiffs’ attorney fees and expenses will be reflected as a liability on the opening balance sheet of BTU on the date of the merger. See Note 10, "Subsequent Event," for more information on the Merger Agreement.

9. Acquisition

On December 24, 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, B.V., which provides atomic layer deposition (ALD) systems used in high efficiency solar cells, for total purchase price consideration of $1.9 million.

As of December 31, 2014, the accounting for the SoLayTec acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities. Based on a preliminary assessment, the Company recorded $5.0 million in intangible assets as of December 31, 2014. Transaction costs in connection with our acquisition of SoLayTec were not material to our quarter ended December 31, 2014.

The Company consolidated the results of operations for SoLayTec beginning on December 24, 2014, the effective date of the acquisition, which were not material to our consolidated statement of operations for the three months ended December 31, 2014. Additionally, the Company's historical results would not have been materially affected by the acquisition of SoLayTec and, accordingly, has not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statements of operations.

10. Subsequent Event

On January 30, 2015, the Company completed its previously announced Merger Agreement, pursuant to which Merger Sub was merged with and into BTU (the “Merger”), with BTU surviving as a wholly owned subsidiary of the Company. In connection with the merger, each share of BTU common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger was converted to 0.3291 shares of common stock, par value $0.01 per share, of the Company. The Company issued approximately 3,186,000 total shares of Company common stock on the Merger date. Pursuant to the terms of the Merger agreement, BTU employee based stock options were assumed by the Company and converted into options to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such BTU stock option, with appropriate adjustments based upon the Exchange Ratio to the exercise price and the number of shares of Company common stock subject to such stock option. Each BTU restricted stock unit that remained unvested immediately prior to January 30, 2015, the effective time of the Merger, became a fully vested and unrestricted share of BTU common stock. As a result of this merger, the Company owns 100% of the outstanding stock of BTU.

The Company will account for the transaction as a business combination using the acquisition method of accounting. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, the initial purchase accounting has not been completed. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed, and (ii) pro forma revenues and earnings of the combined company for the quarter ended December 31, 2014. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There are approximately $1.2 million in acquisition-related costs included in selling, general and administrative expenses for the three-month period ended December 31, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K that we filed with the Securities and Exchange Commission for the year-ended September 30, 2014 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K and investors should refer to them. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  In October 2007, we acquired R2D Automation SAS, which allowed us to provide our diffusion furnaces with integrated automation that is also sold as a stand-alone product. In February 2011, we acquired a 55% ownership interest in Kingstone.  On December 24, 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, B.V., which provides atomic layer deposition systems used in high efficiency solar cells.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2014	December 31, 2013
Net revenue	100%	100%
Cost of goods sold	72%	69%
Gross margin	28%	31%
Operating expenses:
Selling, general and administrative	52%	28%
Research and development	15%	6%
Total operating expenses	67%	34%
Loss from operations	(39)%	(3)%
Interest and other income, net	1%	1%
Loss before income taxes	(38)%	(2)%
Income taxes provision	1%	4%
Net loss	(39)%	(6)%
Add: net loss (income) attributable to noncontrolling interest	(3)%	1%
Net loss attributable to Amtech Systems, Inc.	(42)%	(5)%

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

	Three Months Ended December 31,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$9,018	$12,564	$(3,546)	(28)%
Polishing supplies segment	3,378	2,208	1,170	53%
Total net revenue	$12,396	$14,772	$(2,376)	(16)%

Net revenue for the quarters ended December 31, 2014 and 2013 was $12.4 million and $14.8 million, respectively, a decrease of $2.4 million or 16%. Revenue from the solar and semiconductor equipment segment decreased 28% due primarily to lower shipments to the semiconductor industry caused by the cyclical nature of this industry and our dependence on a relatively small number of customers. Net revenue from the solar market was $6.7 million and $6.6 million for the three months ended December 31, 2014 and 2013, respectively.

Increased revenues from the polishing supplies segment resulted mainly from continuing increases in sales of polishing templates, which are used in single-sided polishing processes. Sales of polishing templates have improved due primarily to the increased demand for sapphire substrates used in LED lighting and mobile communication devices.

Backlog and Orders

Our order backlog as of December 31, 2014 and 2013 was $48.3 million and $23.3 million, respectively, an increase of 107%. Our backlog as of December 31, 2014 includes approximately $37.5 million of orders and deferred revenue from our solar industry customers, compared to $14.1 million at December 31, 2013. New orders booked in the quarter ended December 31, 2014 were $30.0 million versus $9.8 million of customer orders in the quarter ended December 31, 2013. As of December 31, 2014, three customers individually accounted for 26%, 15% and 15% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended December 31,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$2,221	$3,724	$(1,503)	(40)%
Polishing supplies segment	1,207	811	396	49%
Total gross profit	$3,428	$4,535	$(1,107)	(24)%

Gross profit for the three months ended December 31, 2014 and 2013 was $3.4 million and $4.5 million, respectively; a decrease of $1.1 million. Gross margin on products from our solar and semiconductor equipment segment was 25% in the quarter ended December 31, 2014, compared to 30% in the quarter ended December 31, 2013. Lower gross margins in the first quarter of fiscal 2015 were primarily due to lower levels of solar and semiconductor equipment shipments, partially offset by recognition of previously-deferred profit related to customer acceptance of an ion implanter and utilization of previously written-down inventory. In the quarter ended December 31, 2014, we recognized net deferred profit of $1.3 million compared to a net deferral of profit of $3.6 million in the quarter ended December 31, 2013.

Gross margin on products from our polishing supplies segment was 36% in the quarter ended December 31, 2014, compared to 37% in the quarter ended December 31, 2013, the slight decrease was due mainly to product mix.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

	Three Months Ended December 31,
Segment	2014	2013	Inc (Dec)%
	(dollars in thousands)
Solar and semiconductor equipment segment	$5,790	$3,613	$2,177	60%
Polishing supplies segment	594	511	83	16%
Total selling, general and administrative expenses	$6,384	$4,124	$2,260	55%

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2014 and 2013 were $6.4 million and $4.1 million, respectively. The increase results primarily from expenses related to activity that led to our acquisition of BTU International and SoLayTec, as well as increased commission expense resulting from higher commission rates on certain sales. Stock-based compensation expense was $0.2 million for each of the three month periods ending December 31, 2014 and 2013.

SG&A expenses in the polishing supplies segment increased primarily due to higher selling expenses related to higher revenues.

Research and Development

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. Reimbursement of research and development costs in the form of governmental research and development grants are netted against these expenses.

	Three Months Ended December 31,
	2014	2013	Incr. (Decr.)	% change
	(dollars in thousands)
Research and development	$2,573	$2,895	$(322)	(11)%
Grants earned	(736)	(2,006)	1,270	(63)%
Net research and development	$1,837	$889	$948	107%

Research and development ("R&D") expense (net of grants earned) for the three months ended December 31, 2014 increased $0.9 million compared to the three months ended December 31, 2013. The increase in net R&D expense is due to a decrease in the recognition of government grant funding, partially offset by a decrease in spending. Gross R&D spending decreased due primarily to lower activity in the development of ion implant technology as we reach more advanced stages of this development project.

As described in our Annual report on Form 10-K for the fiscal year ended September 30, 2014, our Kingstone subsidiary has entered into an agreement for the development of ion implant technology in China for markets other than solar. Depending on its progress, as well as the timing of grant recognition, this development project may result in significant quarter-to-quarter fluctuations in research and development expenses.

Income Taxes

For the three months ended December 31, 2014 and 2013 we recorded income tax expense of $0.2 million and $0.6 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. During the quarter, the valuation allowance on deferred assets increased due to losses in the Netherlands partially offset due to income in China, resulting in no tax benefit being recognized on the losses in the Netherlands and no tax expense being recognized on the current quarter profit in China.

The Financial Accounting Standards requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Available tax planning strategies cause us to believe that it is more likely than not the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative losses there. As a result of the review, the Company continues to have a full valuation allowance on the deferred tax assets related to the Netherlands and China and a partial valuation allowance on the deferred tax assets in France.

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

Liquidity and Capital Resources

At December 31, 2014, and September 30, 2014, cash and cash equivalents were $28.6 million and $27.4 million, respectively. At December 31, 2014, and September 30, 2014, restricted cash was $2.6 million and $2.4 million, respectively. Our working capital was $24.7 million as of December 31, 2014 and $32.3 million as of September 30, 2014.

The increase in cash for the first three months of fiscal 2015 of $1.2 million was primarily due to cash provided by operating activities of $1.9 million, partially offset by cash used in investing activities, both discussed below. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 1.6:1 and 2.0:1 as of December 31, 2014, and September 30, 2014, respectively. We expect to make a tax payment of approximately $5.0 million in June 2015. We have never paid dividends on our Common Stock.

In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. The debt acquired is stated at fair market value of $2.0 million as of December 31, 2014. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $1.9 million for the three months ended December 31, 2014, compared to $6.9 million used by such activities for the three months ended December 31, 2013. During the three months ended December 31, 2014, $2.4 million was provided through the collections of accounts receivables, and approximately $6.4 million of customer deposits received for future orders. These increases were offset by losses on operations of $4.8 million and the purchase of inventories of $0.5 million to be used to fulfill future orders. During the three months ended December 31, 2013, increases in accounts receivable and decreases in customer deposits were significant uses of cash, partially offset by decreases in inventory and prepaid expenses.

Cash Flows from Investing Activities

Our investing activities for each of the three month periods ended December 31, 2014 and 2013 consisted of purchases of property, plant and equipment of approximately $0.2 million. In December 2014, we acquired a 51% interest SoLayTec, a provider of atomic layer deposition located in The Netherlands for an investment of $0.3 million net of the cash of the acquired company.

Cash Flows from Financing Activities

For the three months ended December 31, 2014 and December 31, 2013 there were no significant cash flows from financing activities.

Off-Balance Sheet Arrangements

As of December 31, 2014, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $15.0 million as of December 31, 2014, compared to $7.9 million as of September 30, 2014, an increase of $1.4 million. In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. The debt acquired is stated at fair market value of $2.0 million as of December 31, 2014. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2014, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2014. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2014.

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

During fiscal 2014 and in the first three months of fiscal 2015, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2014 and 2013. As of December 31, 2014, our foreign subsidiaries had $1.8 million of assets (cash and accounts receivable) denominated in currencies other than their functional currency. A 10% change in the value of the functional currency relative to the non-functional currency would result in a gain or loss of $0.2 million. As of December 31, 2014, we had $1.6 million of accounts payable, consisting of amounts owed by our foreign subsidiaries to our U.S. companies, denominated in U.S. dollars. Although the intercompany accounts are eliminated in consolidation, a 10% change in the value of the Euro relative to the U.S. dollar would result in a gain or loss of $0.2 million.

We incurred foreign currency translation losses of $1.1 million and gains of $0.7 million during the three months ended December 31, 2014, and 2013, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $21.7 million as of December 31, 2014. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.2 million of other comprehensive income (loss).

During the three months ended December 31, 2014 and 2013, U.S. dollar denominated sales of our European operations were $0.5 million and $0.6 million, respectively. As of December 31, 2014, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken. As of December 31, 2014, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.6 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed. During the three months ended December 31, 2014, we had net revenues of $7.8 million denominated in currencies other than the U.S. dollar. A 10% chance in exchange rates would result in and increase or decrease in net revenues of $0.1 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Amtech’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. As previously disclosed, shortly after the Company entered into the Merger Agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, members of the BTU Board, Amtech and Merger Sub. The Stockholder Actions were consolidated on December 4, 2014. These complaints generally allege, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. These complaints further allege that these fiduciary breaches gave the Company an unfair advantage as a result of BTU's alleged failure to solicit other potential acquirers and also that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages.

On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the Merger. The MOU is expected to be memorialized in a stipulation of settlement, which will be subject to customary terms and conditions, including court approval, and will include an agreement by the plaintiffs in the Stockholder Actions, on behalf of each stockholder class, to provide a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, as part of the settlement, BTU has agreed to be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement. The Company and BTU entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (our “2014 Form 10-K”). There have been no material changes to the risk factors previously disclosed on our fiscal 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated October 21, 2014, by and among Amtech Systems, Inc., BTU Merger Sub, Inc., and BTU International, Inc. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K, filed with the SEC on October 23,2014).

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

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	February 5, 2015
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)