Form 10-Q
period 2015-03-31
AMTECH SYSTEMS INC
filed 2015-05-07
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2015
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
Shares of Common Stock outstanding as of May 1, 2015: 13,072,214

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$32,607	$27,367
Restricted cash	1,584	2,380
Accounts receivable
Trade (less allowance for doubtful accounts of $3,423 and $2,846 at March 31, 2015, and September 30, 2014, respectively)	17,312	8,896
Unbilled and other	9,450	6,880
Inventories	33,057	16,760
Deferred income taxes	1,650	1,060
Other	6,637	2,082
Total current assets	102,297	65,425
Property, Plant and Equipment - Net	20,179	9,752
Deferred Income Taxes - Long Term	120	1,300
Intangible Assets - Net	5,378	2,678
Goodwill	14,596	8,323
Other Assets - Long Term	3,212	2,426
Total Assets	$145,782	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2015	September 30, 2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$22,517	$6,003
Current maturities of long-term debt	670	—
Accrued compensation and related taxes	6,574	4,269
Accrued warranty expense	1,051	628
Deferred profit	5,497	6,908
Customer deposits	11,894	4,992
Other accrued liabilities	7,426	5,346
Income taxes payable	4,090	4,990
Total current liabilities	59,719	33,136
Long-term Debt	8,548	—
Income Taxes Payable - Long-Term	5,140	3,180
Deferred Income Taxes - Long-Term	250	—
Total liabilities	73,657	36,316

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,067,057 and 9,848,253 at March 31, 2015, and September 30, 2014, respectively	131	98
Additional paid-in capital	109,100	81,884
Accumulated other comprehensive loss	(8,992)	(5,790)
Retained deficit	(28,566)	(21,051)
Total stockholders' equity	71,673	55,141
Noncontrolling interest	452	(1,553)
Total equity	72,125	53,588
Total Liabilities and Stockholders' Equity	$145,782	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues, net of returns and allowances	$24,273	$12,717	$36,669	$27,488
Cost of sales	17,384	9,819	26,352	20,055
Gross profit	6,889	2,898	10,317	7,433

Selling, general and administrative	8,075	5,277	14,459	9,402
Research, development and engineering	750	2,155	2,586	3,044
Operating loss	(1,936)	(4,534)	(6,728)	(5,013)

Interest and other income, net	(217)	(20)	(120)	87
Loss before income taxes	(2,153)	(4,554)	(6,848)	(4,926)

Income tax provision	170	—	350	560

Net loss	(2,323)	(4,554)	(7,198)	(5,486)

Add: net loss (income) attributable to noncontrolling interest	2	803	(317)	941
Net loss attributable to Amtech Systems, Inc.	$(2,321)	$(3,751)	$(7,515)	$(4,545)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.19)	$(0.39)	$(0.69)	$(0.47)
Weighted average shares outstanding	11,997	9,679	10,914	9,619
Diluted loss per share attributable to Amtech shareholders	$(0.19)	$(0.39)	$(0.69)	$(0.47)
Weighted average shares outstanding	11,997	9,679	10,914	9,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(2,323)	$(4,554)	$(7,198)	$(5,486)
Foreign currency translation adjustment	(2,322)	36	(3,380)	741
Comprehensive loss	(4,645)	(4,518)	(10,578)	(4,745)

Comprehensive (income) loss attributable to noncontrolling interest	175	762	(138)	923
Comprehensive loss attributable to Amtech Systems, Inc.	$(4,470)	$(3,756)	$(10,716)	$(3,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(7,198)	$(5,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,641	1,206
Write-down of inventory	81	93
Deferred income taxes	901	—
Non-cash share based compensation expense	568	373
Provision for (reversal of) allowance for doubtful accounts	(281)	1,408
Changes in operating assets and liabilities:
Restricted cash	844	2,846
Accounts receivable	(1,406)	(9,646)
Inventories	(7,482)	4,860
Income taxes refundable and payable, net	(922)	5,849
Prepaid expenses and other assets	(2,027)	716
Accounts payable	7,664	456
Accrued liabilities and customer deposits	5,269	(8,799)
Deferred profit	(643)	4,234
Net cash used in operating activities	(2,991)	(1,890)
Investing Activities
Purchases of property, plant and equipment	(125)	(214)
Acquisitions, net of cash acquired	8,595	—
Net cash provided by (used in) investing activities	8,470	(214)
Financing Activities
Proceeds from the exercise of stock options	55	1,116
Payments on long-term debt	(121)	—
Borrowings on long-term debt	335	—
Excess tax benefit of stock options	—	100
Net cash provided by financing activities	269	1,216
Effect of Exchange Rate Changes on Cash	(508)	341
Net Increase (Decrease) in Cash and Cash Equivalents	5,240	(547)
Cash and Cash Equivalents, Beginning of Period	27,367	37,197
Cash and Cash Equivalents, End of Period	$32,607	$36,650

Supplemental Cash Flow Information:
Income tax refunds	$—	$5,471
Issuance of common stock for acquisitions	$26,625	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

1.	Basis of Presentation

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company” or "Amtech") is a global supplier of advanced thermal processing equipment to the solar, semiconductor, electronics and LED manufacturing markets, and includes diffusion, atomic layer deposition ("ALD") and plasma-enhanced chemical vapor deposition ("PECVD") systems, ion implanters and solder reflow systems. The Company also supplies wafer handling automation and polishing equipment and related consumable products. The Company sells these products worldwide, particularly in Asia, the United States and Europe.

The Company serves markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products and on its ability to adapt to cyclical trends.

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

The consolidated results of operations for the three and six months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.

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

1.
For our equipment business, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. Our selling prices may include both equipment and services, i.e., installation and start-up services performed by our service technicians. The equipment and services are multiple deliverables. Our recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount. Since we defer only those costs directly related to installation or other unit of accounting not yet delivered and the portion of the contract price is often considerably greater than the relative selling price of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

3.	Sales of certain equipment, spare parts and consumables are recognized upon shipment, as there are no post shipment obligations other than standard warranties.

4.
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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Deferred revenues	$8,338	$8,118
Deferred costs	2,841	1,210
Deferred profit	$5,497	$6,908

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 60% of total cash balances) are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained in banks in The Netherlands, France, China, and other foreign jurisdictions that are uninsured.

As of March 31, 2015, one customer accounted for 12% of accounts receivable.

Restricted Cash – Restricted cash is $1.6 million and $2.4 million as of March 31, 2015, and September 30, 2014, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. For the majority of these amounts, a liability has been accrued in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 50% and 70% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis at March 31, 2015, and September 30, 2014, respectively. The components of inventories are as follows:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Purchased parts and raw materials	$14,410	$8,797
Work-in-process	11,111	4,809
Finished goods	7,536	3,154
	$33,057	$16,760

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation is computed using the straight-line method. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings 20-25 years.

The following is a summary of property, plant and equipment:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Land, building and leasehold improvements	$18,022	$10,414
Equipment and machinery	11,320	8,189
Furniture and fixtures	5,189	5,453
	34,531	24,056
Accumulated depreciation	(14,352)	(14,304)
	$20,179	$9,752

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Gross goodwill	$12,315	$—	$728	$13,043
Accumulated impairment losses	(4,720)	—	—	(4,720)
Carrying value at September 30, 2014	7,595	—	728	8,323
Goodwill recognized due to acquisitions	2,272	4,347	—	6,619
Net exchange differences	(346)	—	—	(346)
Carrying value at March 31, 2015	$9,521	$4,347	$728	$14,596

Goodwill	$14,030	$4,347	$728	$19,105
Accumulated impairment losses	(4,509)	—	—	(4,509)
Carrying value at March 31, 2015	$9,521	$4,347	$728	$14,596

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, B.V. (“SoLayTec”). The intangible assets of SoLayTec total $2.2 million and are included in "Other" in the table below. The fair value of the intangible assets, the allocation and the amortization period are still being evaluated by the Company. On January 30, 2015, the Company completed its merger with BTU International, Inc. ("BTU"). The intangible assets of BTU total $1.3 million, and are included in "Trade Names" in the table below. See Note 9, “Acquisitions,” for more information regarding the acquisition of SoLayTec and the merger with BTU.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		March 31, 2015			September 30, 2014
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,032	$(1,032)	$—	$1,055	$(955)	$100
Customer lists	10 years	699	(568)	131	817	(592)	225
Technology	5-10 years	2,085	(1,734)	351	2,319	(1,682)	637
In-process research and development	5 years	1,600	(187)	1,413	1,600	(27)	1,573
Trade names	15 years	1,330	(18)	1,312	—	—	—
Other	2-12 years	2,429	(258)	2,171	321	(178)	143
		$9,175	$(3,797)	$5,378	$6,112	$(3,434)	$2,678

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

The following is a summary of activity in accrued warranty expense:

	Six Months Ended March 31,
	2015	2014
	(dollars in thousands)
Beginning balance	$628	$1,454
Warranty expenditures	(368)	(496)
Warranty provisions/(adjustment)	791	(200)
Ending balance	$1,051	$758

Stock-Based Compensation - The Company measures compensation costs relating to share-based payment transactions based upon the grant date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation cost are credited to additional paid-in capital and reported as cash flow from financing activities rather than as cash flow from operating activities.

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)
Effect on income before income taxes (1)	$(336)	$(197)	$(568)	$(373)
Effect on income taxes	58	119	95	159
Effect on net income	$(278)	$(78)	$(473)	$(214)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the Nasdaq the day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2025. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,063,324	$7.37	1,059,417	$6.71
Granted	327,500	9.74	220,406	7.01
Assumed - merger	367,229	14.19	—	—
Exercised	(11,289)	4.91	(260,726)	4.28
Forfeited	(641)	9.08	(3,464)	6.92
Outstanding at end of period	1,746,123	$9.26	1,015,633	$7.40

Exercisable at end of period	1,102,682	$9.90	664,934	$8.11
Weighted average fair value of options granted during the period	$5.91		$4.38

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2015	2014
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	67%	69%

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

The Company awards restricted shares under the existing share-based compensation plans. The Company's restricted share awards vest in equal annual installments over a two- to four-year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

Restricted stock transactions and awards outstanding are summarized as follows:

	Six Months Ended March 31,
	2015		2014
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	35,203	$10.13	69,154	$10.13
Released	(21,663)	11.47	(30,828)	10.08
Ending Outstanding	13,540	$7.98	38,326	$10.17

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets is $16.0 million and $17.0 million as of March 31, 2015 and September 30, 2014, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

Receivables and Payables - The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Debt - The recorded amounts of these financial instruments, including long-term debt and current maturities of long-term debt, approximate fair value and are considered Level 2 in the fair value hierarchy.

Pensions - The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in The Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant to the Company's results of operations and financial condition. The Company's defined contribution plans cover substantially all of the employees in the United States. The Company matches employee funds on a discretionary basis.

 Shipping expense – Shipping expenses of $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses. Shipping expenses of $0.7 million and $0.5 million for the six months ended March 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses.

Research, development and engineering expense – Research, development and engineering expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes; materials and supplies used in those activities; and product prototyping. The Company receives reimbursements through governmental research and development grants which are netted against these expenses when certain conditions have been met. The table below shows gross research and development expenses and grants earned:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(dollars in thousands)		(dollars in thousands)
Research, development and engineering	$3,540	$2,494	$6,113	$5,388
Grants earned	(2,790)	(339)	(3,527)	(2,344)
Net research, development and engineering	$750	$2,155	$2,586	$3,044

Segments - Effective for the second quarter of 2015, following the Company's merger with BTU, the Company changed the way it reports its segment information. Previously reported information has been recast to reflect the current reportable segments. The Company now reports its financial results in three segments: solar, semiconductor and polishing. See Note 4: "Segment Information" for additional information on the Company's reportable segments. See also Note 9: "Acquisitions" for additional information with respect to the Company's recent acquisitions.

Impact of Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") No.  2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then this ASU requires the customer to account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. We are currently assessing the impact of this ASU.

In April 2015, the FASB issued ASU No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30). This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The ASU requires retrospective application and represents a change in accounting principle. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently assessing the impact of this ASU.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The FASB is issuing this ASU as part of its initiative to reduce costs and complexity in accounting standards, known as its Simplification Initiative. This ASU eliminates from GAAP the concept of extraordinary items in an effort to save time and reduce costs, while alleviating uncertainty and maintaining accurate and fulsome disclosure. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently assessing the impact of this ASU, but do not expect it to have a material impact on our consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12 which provides guidance on how to account for share-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact of this ASU but do not expect it to have a material impact on our consolidated financial position and results of operations.

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

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The amendments in this ASU improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments in this ASU require expanded disclosures for discontinued operations. The FASB concluded that those disclosures should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will evaluate the impact of this ASU as future transactions occur.

2.	Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items are treated separately.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. As a result of the merger with BTU, the Company determined that is more likely than not that some of our U.S. federal deferred tax assets would not be realized, and recorded a partial valuation allowance in the U.S. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the six months ended March 31, 2015 the valuation allowance increased by $1.5 million due to net operating losses in The Netherlands and United Kingdom, partially offset by utilization of net operating losses in China and France.

The Company classifies all of our uncertain tax positions as non-current income taxes payable. At March 31, 2015 and September 30, 2014, the total amount of unrecognized tax benefits was approximately $3.2 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2015 and September 30, 2014, the Company had an accrual for potential interest and penalties of approximately $1.8 million and $1.6 million, respectively.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France, Singapore, Malaysia, China and Hong Kong, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of the respective taxing jurisdictions, but generally is from 3 to 5 years.

3.	Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In the case of a net loss, diluted earnings per share is calculated in the same manner as basic EPS.

For the three and six months ended March 31, 2015, options for 1,746,000 shares and 14,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and six months ended March 31, 2014, options for 1,016,000 shares and 38,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(2,321)	$(3,751)	$(7,515)	$(4,545)
Weighted Average Shares Outstanding:
Common stock	11,997	9,679	10,914	9,619
Basic loss per share attributable to Amtech shareholders	$(0.19)	$(0.39)	$(0.69)	$(0.47)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(2,321)	$(3,751)	$(7,515)	$(4,545)
Weighted Average Shares Outstanding:
Common stock	11,997	9,679	10,914	9,619
Common stock equivalents (1)	—	—	—	—
Diluted shares	11,997	9,679	10,914	9,619
Diluted loss per share attributable to Amtech shareholders	$(0.19)	$(0.39)	$(0.69)	$(0.47)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4.	Business Segment Information

Following the Company's acquisition of BTU, an evaluation was conducted of the Company's organizational structure. Beginning with the second quarter of 2015, the Company made changes to its reportable segments. Prior period amounts have been revised to conform to the current period segment reporting structure. The Company’s three reportable segments are as follows:

Solar - In the Company’s Solar segment, we are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic industry and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment to the global solar market.

Semiconductor - In the Company’s Semiconductor segment, we design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Polishing - In the Company's Polishing segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, and on January 30, 2015, the Company completed its acquisition of BTU. Beginning in the second quarter of 2015, SoLayTec’s business is included in the results for the solar segment, and BTU’s business is included in the results for the semiconductor segment. See Note 9, “Acquisitions”, for additional information with respect to the Company’s recent acquisitions.

Information concerning our business segments is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(dollars in thousands)
Net Revenues:
Solar *	$9,463	$8,017	$17,749	$16,505
Semiconductor	12,088	2,271	12,820	6,346
Polishing	2,722	2,429	6,100	4,637
	$24,273	$12,717	$36,669	$27,488
Operating income (loss):
Solar *	$(724)	$(4,133)	$(3,219)	$(4,326)
Semiconductor	730	207	630	748
Polishing	601	550	1,343	968
Non-segment related	(2,543)	(1,158)	(5,482)	(2,403)
	$(1,936)	$(4,534)	$(6,728)	$(5,013)

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Identifiable Assets:
Solar	$67,669	$56,858
Semiconductor	58,292	5,593
Polishing	5,887	6,253
Non-segment related	13,934	21,200
	$145,782	$89,904

5. Major Customers and Foreign Sales

During the six months ended March 31, 2015, one customer individually represented 19% of net revenues. During the six months ended March 31, 2014, two customers individually represented 18% and 16% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Six Months Ended March 31,
	2015	2014
United States	17%	30%
Other	3%	—%
Total North America	20%	30%

China	28%	15%
Taiwan	18%	17%
Other	16%	14%
Total Asia	62%	46%
Germany	8%	5%
Other	10%	19%
Total Europe	18%	24%
	100%	100%

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Unearned research and development grants	$2,878	$3,989
Other	4,548	1,357
	$7,426	$5,346

7. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU merger. The debt acquired is a mortgage note secured by its real property in Billerica, Massachusetts, and is stated at fair market value of $7.1 million as of March 31, 2015. The debt acquired has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board (FHLB) Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt acquired is September 26, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

In December 2014, the Company acquired long-term debt of $2.0 million as part of the SoLayTec acquisition. The debt acquired is stated at fair market value of $2.1 million as of March 31, 2015. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of March 31, 2015 the Company had purchase obligations in the amount of $29.8 million compared to $7.9 million as of September 30, 2014. These purchase obligations consist of outstanding purchase orders for goods and services.

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

In 2013, Shanghai Kingstone Semiconductor Company Ltd. ("Kingstone") entered into an agreement with certain government agencies in Shanghai, China for the purpose of developing ion implant technology for non-solar applications. Kingstone has substantially completed the first phase of this development project and received $4.1 million of grant funds for the project. Kingstone is investigating options for securing $6.1 million of its commitment to the project. Amtech owns 55% of Kingstone Technology Hong Kong Limited, which owns 100% of Kingstone. Amtech has no obligation or plan to fund Kingstone's commitments under this agreement.
EPA Accrual - As a result of the merger with BTU, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is $0.2 million. As of March 31, 2015, the remaining liability is $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2015. In 2009, in accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

Litigation – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, BTU Merger Sub, Inc., a Delaware corporation (the "Merger Sub"), and BTU. Shortly after the Company entered into the Merger Agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the members of the BTU Board, Amtech and Merger Sub. The Stockholder Actions were consolidated into one action on December 4, 2014. These complaints generally allege, among other things, that the members of BTU’s board of directors breached their fiduciary duties owed to BTU’s public stockholders by failing to engage in a competitive sale and bidding process, by causing BTU to enter into the Merger Agreement and by approving the merger, and that the Company and Merger Sub aided and abetted such alleged breaches of fiduciary duties. These complaints further allege that these fiduciary breaches gave the Company an unfair advantage as a result of BTU's alleged failure to solicit other potential acquirers and also that the Merger Agreement improperly favors the Company and unduly restricts BTU’s ability to negotiate with other potential bidders. The complaint generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Company, Merger Sub, and BTU from consummating the Merger, other forms of equitable relief, and compensatory damages.

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
The merger was consummated on January 30, 2015. The plaintiffs’ attorney fees and expenses were reflected as a liability on the opening balance sheet of BTU on the date of the merger. See Note 9, "Acquisitions," for more information on the Merger Agreement.

9. Acquisitions

Merger with BTU International

On January 30, 2015, the Company completed its acquisition of BTU. In connection with the Merger, each share of BTU common stock outstanding immediately prior to the effective time of the Merger, including BTU restricted stock units that vested immediately prior to the effective time of the Merger, was converted to 0.3291 shares of common stock of the Company. The Company issued 3,185,852 shares of Company common stock on the Merger date. Pursuant to the terms of the Merger Agreement, options to purchase BTU common stock held by BTU employees were assumed by the Company and converted into options to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such BTU stock options, with appropriate adjustments based upon the exchange ratio of 0.3291 to the exercise price and the number of shares of Company common stock subject to such stock option. As a result of the Merger, the company owns 100% of the outstanding stock of BTU.
The following unaudited pro forma data has been prepared by adjusting the Company’s historical data to give effect to the Merger as if it had occurred on October 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of other purchase accounting adjustments:

	Quarter Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(dollars in thousands, except per share data)
Revenue, net	$26,061	$24,402	$52,972	$50,166
Net loss	$(4,252)	$(5,301)	$(9,369)	$(15,222)
Earnings per share available to Amtech stockholders:
Basic	$(0.33)	$(0.41)	$(0.72)	$(1.19)
Diluted	$(0.33)	$(0.41)	$(0.72)	$(1.19)
The unaudited pro forma financial data was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
The unaudited pro forma results do not reflect certain future events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing cost reductions from other operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the Merger, including, but not limited to, additional professional fees and other restructuring costs.

 The Merger was an all-stock transaction. The following table summarizes the consideration transferred:

(In thousands, except per share amounts)
BTU common shares and restricted stock units exchanged	9,681
Exchange ratio	0.3291
Amtech common stock issued for consideration	3,186
Amtech common stock per share price on January 30, 2015	$8.20
Consideration for BTU common shares and restricted stock units	$26,125
Vested BTU stock options exchanged for Amtech stock options	$500
Total fair value of consideration transferred	$26,625

The following table summarizes the allocation of the consideration for the assets acquired and liabilities assumed on January 30, 2015:

(In thousands)
Fair value of net tangible assets acquired	$20,948
Goodwill	4,347
Identifiable intangible assets	1,330
Total consideration allocated	$26,625
The primary acquired intangible asset is the trade name "BTU", which has a 15 year useful life. Goodwill of $4.3 million was assigned to the semiconductor segment. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill as of March 31, 2015, is not expected to be deductible for tax purposes. As of March 31, 2015, the accounting for the BTU acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.
Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses of $0.8 million and $2.0 million for the three and six months ended March 31, 2015, respectively, and $0.1 million for the three and six months ended March 31, 2014, are included in the Selling, General and Administrative line in the Condensed Consolidated Statements of Operations.

Acquisition of SoLayTec B.V.

On December 24, 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides ALD systems used in high efficiency solar cells, for a total purchase price consideration of $1.9 million.

The Company consolidated the results of operations for SoLayTec beginning on December 24, 2014, the effective date of the acquisition, which were not material to our consolidated statement of operations for the three and six months ended March 31, 2015. Additionally, the Company's historical results would not have been materially affected by the acquisition of SoLayTec and, accordingly, has not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statements of operations. As of March 31, 2015, the accounting for the SoLayTec acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.

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

Overview

We are a global supplier of advanced thermal processing equipment to the solar, semiconductor, electronics and LED manufacturing markets. Our equipment includes diffusion, ALD and PECVD systems, ion implanters and solder reflow systems. We also supply wafer handling automation and polishing equipment and related consumable products. Our wafer handling, thermal processing and consumable products currently address the diffusion, oxidation, deposition and solder reflow steps used in the fabrication of solar cells, LEDs, semiconductors, MEMS, printed circuit boards, semiconductor packaging and the polishing of newly sliced sapphire and silicon wafers.

Beginning with the second quarter of 2015, the Company made changes to its reportable segments. The Company now reports its financial results in three segments: solar, semiconductor and polishing. Previously, the Company’s two reporting segments were solar and semiconductor equipment and polishing supplies. Prior period amounts have been revised to conform to the current period segment reporting structure.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry is experiencing a structural imbalance between supply and demand. This imbalance has negatively impacted our results of operations.

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  On January 30, 2015, we completed the acquisition of BTU, which provides complementary thermal processing technologies in the semiconductor, electronics and solar sectors, and strengthens our footprint in China and other key geographic markets. On December 24, 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides atomic layer deposition systems used in high efficiency solar cells. In February 2011, we acquired a 55% ownership interest in Kingstone. In October 2007, we acquired R2D Automation SAS, which allowed us to provide our diffusion furnaces with integrated automation that is also sold as a stand-alone product.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net revenue	100%	100%	100%	100%
Cost of goods sold	72%	77%	72%	73%
Gross margin	28%	23%	28%	27%
Operating expenses:
Selling, general and administrative	33%	41%	39%	34%
Research, development and engineering	3%	17%	7%	11%
Total operating expenses	36%	58%	46%	45%
Loss from operations	(8)%	(35)%	(18)%	(18)%
Interest and other income, net	(1)%	0%	0%	0%
Loss before income taxes	(9)%	(35)%	(18)%	(18)%
Income taxes provision	1%	0%	1%	2%
Net loss	(10)%	(35)%	(19)%	(20)%
Add: net loss (income) attributable to noncontrolling interest	0%	6%	(1)%	3%
Net loss attributable to Amtech Systems, Inc.	(10)%	(29)%	(20)%	(17)%

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

	Three Months Ended March 31,				Six months ended March 31,
Segment	2015	2014	Incr (Decr)	% Change	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$9,463	$8,017	$1,446	18%	$17,749	$16,505	$1,244	8%
Semiconductor	12,088	2,271	9,817	432%	12,820	6,346	6,474	102%
Polishing	2,722	2,429	293	12%	6,100	4,637	1,463	32%
Total net revenue	$24,273	$12,717	$11,556	91%	$36,669	$27,488	$9,181	33%

Net revenue for the quarters ended March 31, 2015 and 2014 was $24.3 million and $12.7 million, respectively, an increase of $11.6 million or 91%. Revenue from the solar segment increased 18% due primarily to improvement in the balance between supply and demand in the solar market. Revenue from the semiconductor segment increased 432% due primarily to the inclusion of BTU revenues since January 30, 2015. Revenue from the polishing segment increased 12% due primarily to the continued increase in demand for our templates used in single-sided polishing processes for sapphire substrates used in LED lighting and mobile communication devices.

Net revenue for the six months ended March 31, 2015 and 2014 was $36.7 million and $27.5 million, respectively, an increase of $9.2 million or 33%. Revenue from the solar segment increased 8% due primarily to ion implant revenue. Revenue from the semiconductor segment increased 102% due primarily to the acquisition of BTU. Increased year-to-date revenue from the polishing segment resulted mainly from continuing increases in sales of templates, for the reasons noted above.

Backlog and Orders

Our order backlog as of March 31, 2015 and 2014 was $56.0 million and $31.0 million, respectively, an increase of $25 million. Our backlog as of March 31, 2015 includes approximately $41.4 million of orders and deferred revenue from our solar industry customers, compared to $20.5 million at March 31, 2014. New orders booked in the quarter ended March 31, 2015 were $30.9 million versus $21.5 million of customer orders in the quarter ended March 31, 2014. As of March 31, 2015, two customers individually accounted for 23% and 14% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended March 31,				Six months ended March 31,
Segment	2015	2014	Incr (Decr)	% Change	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$1,723	$1,510	$213	14%	$3,760	$4,305	$(545)	(13)%
Semiconductor	4,147	460	3,687	802%	4,330	1,389	2,941	212%
Polishing	1,019	928	91	10%	2,227	1,739	488	28%
Total gross profit	$6,889	$2,898	$3,991	138%	$10,317	$7,433	$2,884	39%

Gross profit for the three months ended March 31, 2015 and 2014 was $6.9 million and $2.9 million, respectively, an increase of $4.0 million. Gross margin on products from our solar segment in the quarter ended March 31, 2015 was comparable to the margins in the quarter ended March 31, 2014. Higher gross profit and higher gross margins in the semiconductor segment resulted, in part, from the acquisition of BTU and was supplemented by higher gross profit from the increased revenue from our horizontal diffusion customers. In each of the quarters ended March 31, 2015 and 2014, we deferred profit of $0.7 million.

Gross profit for the six months ended March 31, 2015 and 2014 was $10.3 million and $7.4 million, respectively, an increase of $2.9 million. Gross margin on products from our solar segment decreased in the first half of fiscal 2015 compared to the first half of fiscal 2014, due primarily to low sales volumes in the first quarter of fiscal 2015. In the semiconductor segment, gross profit increased primarily due to the BTU acquisition. In the six months ended March 31, 2015, we recognized previously-deferred profit of $0.5 million compared to a profit deferral of $4.2 million in the six months ended March 31, 2014.

Gross profit on products from our polishing segment increased proportionally to the increase in revenues for this segment as product mix was generally consistent from period-to-period.

Selling, General and Administrative

Selling, general and administrative expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2015 and 2014 were $8.1 million and $5.3 million, respectively. SG&A increased primarily due to the acquisition of BTU. In addition to SG&A expenses incurred by BTU, expenses were higher due to activity leading to our acquisition of BTU. Partially offsetting the increase was a decrease in bad debt expense. In the 2014 fiscal second quarter, we recorded $1.4 million of bad debt expense related to financial difficulties encountered by certain customers. SG&A expense includes $0.3 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

SG&A expense for the six month periods ended March 31, 2015 and 2014 were $14.5 million and $9.4 million, respectively. SG&A increased primarily due to the acquisition of BTU. In addition to SG&A expenses incurred by BTU, expenses were higher due to activity leading to our acquisition of BTU as well as increases from higher commission expenses resulting from higher commission rates on certain sales in fiscal 2015. Contributing to the increase were higher compensation expenses, which resulted primarily from restoration of prior years' salary cuts. Partially offsetting the increase is a decrease of $1.1 million in bad debt expense, as discussed above. SG&A expense includes $0.6 million and $0.4 million of stock-based compensation expense for the six months ended March 31, 2015 and 2014, respectively.

Research, Development and Engineering

Research, development and engineering ("RD&E") expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. We receive reimbursements through governmental research and development grants which are netted against these expenses when certain conditions have been met.

	Three Months Ended March 31,				Six Months Ended March 31,
	2015	2014	Incr. (Decr.)	% change	2015	2014	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research, development and engineering	$3,540	$2,494	$1,046	42%	$6,113	$5,388	$725	13%
Grants earned	(2,790)	(339)	(2,451)	723%	(3,527)	(2,344)	(1,183)	50%
Net research, development and engineering	$750	$2,155	$(1,405)	(65)%	$2,586	$3,044	$(458)	(15)%

Research, development and engineering expense, net of grants earned, for the three months ended March 31, 2015 decreased $1.4 million compared to the three months ended March 31, 2014. For the six months ended March 31, 2015, RD&E expense, net of grants, decreased $0.5 million compared to the six months ended March 31, 2014. The decrease in net RD&E expense is due to an increase in the recognition of government grant funding, partially offset by increases in spending resulting from the acquisition of BTU and SoLayTec.

As described in our Annual report on Form 10-K for the fiscal year ended September 30, 2014, our Kingstone subsidiary has entered into an agreement for the development of ion implant technology in China for markets other than solar. Depending on its progress, as well as the timing of grant recognition, this development project has resulted, and may result in the future, in significant quarter-to-quarter fluctuations in RD&E expenses.

Income Taxes

For the three and six months ended March 31, 2015 we recorded income tax expense of $0.2 million and $0.4 million, respectively. For the three and six month periods ended March 31, 2014 we recorded income tax expense of zero and $0.6 million, respectively.
The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. During the quarter, the valuation allowance on deferred tax assets increased due to losses in the Netherlands partially offset due to income in China, resulting in no tax benefit being recognized on the losses in the Netherlands and United Kingdom and no tax expense being recognized on the current quarter profit in China and France.

The Financial Accounting Standards requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the merger with BTU, we determined that it is more likely than not than some of our U.S. federal deferred tax assets would not be realized, and recorded a partial valuation allowance in the U.S. In making this determination, we considered the cumulative losses in the U.S., including BTU, expected future taxable income and available tax planning strategies. The Company continues to have a full valuation allowance on the deferred tax assets related to the Netherlands and China and a partial valuation allowance on the deferred tax assets in France. A full valuation allowance has also been recorded for the United Kingdom as a result of the Merger.

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

Liquidity and Capital Resources

At March 31, 2015, and September 30, 2014, cash and cash equivalents were $32.6 million and $27.4 million, respectively. At March 31, 2015, and September 30, 2014, restricted cash was $1.6 million and $2.4 million, respectively. Our working capital was $42.6 million as of March 31, 2015 and $32.3 million as of September 30, 2014.

The increase in cash for the first six months of fiscal 2015 of $5.3 million was primarily due to $8.6 million of net cash acquired in the acquisition of BTU and SoLaytec, partially offset by cash used by operating activities of $3.0 million, capital expenditures and cash used in financing activities. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 1.7:1 and 2.0:1 as of March 31, 2015, and September 30, 2014, respectively. We expect to make a tax payment of approximately $4.5 million in June 2015. We have never paid dividends on our Common Stock.

In December 2014, we acquired $2.0 million of long-term debt as part of the SoLayTec acquisition. As of March 31, 2015, total SoLayTec debt was $2.1 million. The SoLayTec debt has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Additionally, in January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired from BTU has an interest rate of 4.4% through September, 2018, at which time the interest rate will be adjusted and indexed to the Federal Home Loan Board Five Year Classic Advance Rate.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $3.0 million for the six months ended March 31, 2015, compared to $1.9 million used in such activities for the six months ended March 31, 2014. During the six months ended March 31, 2015, $4.3 million was used in losses on operations, net of non-cash charges. Cash was also used through increases in inventory and other working capital. Partially offsetting these uses of cash were increases in accounts payable and customer deposits.

 Cash Flows from Investing Activities

Our investing activities for each of the six month periods ended March 31, 2015 and 2014 consisted of purchases of property, plant and equipment of approximately $0.1 million and $0.2 million, respectively. In December 2014, we acquired a 51% interest SoLayTec, for an investment of $0.3 million net of the cash of the acquired company. Cash of $8.8 million was acquired in the acquisition of BTU in January, 2015.

Cash Flows from Financing Activities

For the six months ended March 31, 2015 there were no significant cash flows from financing activities. For the six months ended March 31, 2014, $1.2 million of cash was received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2015, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $29.8 million as of March 31, 2015, compared to $7.9 million as of September 30, 2014, an increase of $21.9 million. In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. The debt acquired is stated at fair market value of $2.1 million as of March 31, 2015. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Additionally, in January 2015, the Company acquired a mortgage, which is included in long-term debt as part of the merger with BTU. The mortgage acquired is stated at fair market value of $7.2 million as of March 31, 2015. The mortgage acquired from BTU has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board ("FHLB") Five Year Classic Advance Rate plus two hundred forty basis points. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2014, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2015.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are generally conducted in their functional currency, the U.S. dollar. Our operations in Europe, China and other countries conduct business primarily in their functional currencies and occasionally enter into transactions in non-functional currencies. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2014 and in the first six months of fiscal 2015, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the six months ended March 31, 2015 and 2014.

We incurred foreign currency translation losses of $3.4 million and gains of $0.7 million during the six months ended March 31, 2015 and 2014, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $19.1 million as of March 31, 2015. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $1.9 million of other comprehensive income (loss).

As of March 31, 2015 sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $4.8 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of March 31, 2015, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled less than $1.0 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, the Company acquired BTU. Other than the addition of BTU's internal control over financial reporting and any related changes in control to integrate BTU into the Company, there was no change in Amtech's internal control over financial reporting during the six months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (our “2014 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our fiscal 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	First Amendment to the Company’s Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2015)
10.1
Employment Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2015)

10.2
Consulting Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2015)

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

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	May 7, 2015
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)