Form 10-Q
period 2015-06-30
AMTECH SYSTEMS INC
filed 2015-08-06
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2015
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
Shares of Common Stock outstanding as of August 1, 2015: 13,150,469

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,715	$27,367
Restricted cash	1,574	2,380
Accounts receivable
Trade (less allowance for doubtful accounts of $3,440 and $2,846 at June 30, 2015, and September 30, 2014, respectively)	19,559	8,896
Unbilled and other	10,162	6,880
Inventories	29,436	16,760
Deferred income taxes	1,650	1,060
Refundable income taxes	300	—
Other	3,967	2,082
Total current assets	90,363	65,425
Property, Plant and Equipment - Net	20,042	9,752
Deferred Income Taxes - Long Term	120	1,300
Intangible Assets - Net	5,187	2,678
Goodwill	15,043	8,323
Other Assets - Long Term	3,300	2,426
Total Assets	$134,055	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30, 2015	September 30, 2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$19,853	$6,003
Current maturities of long-term debt	692	—
Accrued compensation and related taxes	6,361	4,269
Accrued warranty expense	1,023	628
Deferred profit	5,120	6,908
Customer deposits	10,192	4,992
Other accrued liabilities	5,465	5,346
Income taxes payable	—	4,990
Total current liabilities	48,706	33,136
Long-term Debt	8,619	—
Income Taxes Payable - Long Term	4,890	3,180
Deferred Income Taxes - Long Term	250	—
Total liabilities	62,465	36,316

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,150,222 and 9,848,253 at June 30, 2015, and September 30, 2014, respectively	132	98
Additional paid-in capital	109,891	81,884
Accumulated other comprehensive loss	(8,733)	(5,790)
Retained deficit	(30,170)	(21,051)
Total stockholders' equity	71,120	55,141
Noncontrolling interest	470	(1,553)
Total equity	71,590	53,588
Total Liabilities and Stockholders' Equity	$134,055	$89,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues, net of returns and allowances	$40,016	$9,190	$76,685	$36,678
Cost of sales	29,888	7,559	56,240	27,615
Gross profit	10,128	1,631	20,445	9,063

Selling, general and administrative	10,054	4,103	24,513	13,504
Research, development and engineering	1,308	1,399	3,894	4,443
Operating loss	(1,234)	(3,871)	(7,962)	(8,884)

Interest expense and other income, net	(15)	43	(135)	130
Loss before income taxes	(1,249)	(3,828)	(8,097)	(8,754)

Income tax provision	290	1,325	640	1,885

Net loss	(1,539)	(5,153)	(8,737)	(10,639)

Add: net loss (income) attributable to noncontrolling interest	(65)	(104)	(382)	837
Net loss attributable to Amtech Systems, Inc.	$(1,604)	$(5,257)	$(9,119)	$(9,802)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.12)	$(0.53)	$(0.78)	$(1.01)
Weighted average shares outstanding	13,103	9,843	11,644	9,694
Diluted loss per share attributable to Amtech shareholders	$(0.12)	$(0.53)	$(0.78)	$(1.01)
Weighted average shares outstanding	13,103	9,843	11,644	9,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(1,539)	$(5,153)	$(8,737)	$(10,639)
Foreign currency translation adjustment	213	(335)	(3,168)	406
Comprehensive loss	(1,326)	(5,488)	(11,905)	(10,233)

Comprehensive (income) loss attributable to noncontrolling interest	(18)	(80)	(157)	844
Comprehensive loss attributable to Amtech Systems, Inc.	$(1,344)	$(5,568)	$(12,062)	$(9,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(8,737)	$(10,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,488	1,796
Write-down of inventory	31	199
Deferred income taxes	914	705
Non-cash share based compensation expense	864	603
Provision for (reversal of) allowance for doubtful accounts	(300)	1,309
Changes in operating assets and liabilities:
Restricted cash	888	2,078
Accounts receivable	(4,193)	(10,798)
Inventories	(3,460)	3,700
Income taxes refundable and payable, net	(5,561)	7,648
Prepaid expenses and other assets	639	958
Accounts payable	4,514	1,524
Accrued liabilities and customer deposits	695	(12,007)
Deferred profit	(1,156)	6,168
Net cash used in operating activities	(12,374)	(6,756)
Investing Activities
Purchases of property, plant and equipment	(511)	(214)
Acquisitions, net of cash acquired	8,595	—
Net cash provided by (used in) investing activities	8,084	(214)
Financing Activities
Proceeds from the exercise of stock options	521	1,136
Payments on long-term debt	(311)	—
Borrowings on long-term debt	557	—
Excess tax benefit of stock options	30	100
Net cash provided by financing activities	797	1,236
Effect of Exchange Rate Changes on Cash	(159)	175
Net Decrease in Cash and Cash Equivalents	(3,652)	(5,559)
Cash and Cash Equivalents, Beginning of Period	27,367	37,197
Cash and Cash Equivalents, End of Period	$23,715	$31,638

Supplemental Cash Flow Information:
Income tax refunds	$—	$6,779
Income tax payments	$4,775	$178
Issuance of common stock for acquisitions	$26,625	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED June 30, 2015 AND 2014
(UNAUDITED)

1.	Basis of Presentation

Nature of Operations and Basis of Presentation - The Company serves niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products and on its ability to adapt to cyclical trends.

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

The consolidated results of operations for the three and nine months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material intercompany accounts and transactions have been eliminated in consolidation.

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

1.
For our equipment business, transactions where legal title passes to the customer upon shipment, we recognize revenue upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. Our selling prices may include both equipment and services, i.e., installation and start-up services performed by our service technicians. The equipment and services are multiple deliverables. Certain equipment that has a positive track record of successful installation and customer acceptance are considered to be routine systems. Our recognition of revenue upon delivery of such equipment that has been routinely installed and accepted is equal to the total selling price minus the relative selling price of the undelivered services.

Where the installation and acceptance of more than two similarly configured equipment has not become routine, recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount. Since we defer only those costs directly related to installation, or other unit of accounting not yet delivered, and the portion of the contract price is often considerably greater than the relative selling price of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Deferred revenues	$7,536	$8,118
Deferred costs	2,416	1,210
Deferred profit	$5,120	$6,908

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

As of June 30, 2015, one customer accounted for 12% of accounts receivable.

Restricted Cash – Restricted cash is $1.6 million and $2.4 million as of June 30, 2015, and September 30, 2014, respectively. The balance includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment and cash received from research and development grants related to our ion implant technology to be used for research and development projects.

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. For the majority of these amounts, a liability has been accrued in deferred profit.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 50% and 70% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis at June 30, 2015, and September 30, 2014, respectively. The components of inventories are as follows:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Purchased parts and raw materials	$13,129	$8,797
Work-in-process	6,248	4,809
Finished goods	10,059	3,154
	$29,436	$16,760

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

The following is a summary of property, plant and equipment:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Land, building and leasehold improvements	$18,137	$10,414
Equipment and machinery	11,704	8,189
Furniture and fixtures	5,418	5,453
	35,259	24,056
Accumulated depreciation	(15,217)	(14,304)
	$20,042	$9,752

Goodwill - Goodwill is not subject to amortization and is reviewed for impairment on an annual basis, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$12,315	$—	$728	$13,043
Accumulated impairment losses	(4,720)	—	—	(4,720)
Carrying value at September 30, 2014	7,595	—	728	8,323
Goodwill recognized due to acquisitions	2,324	4,697	—	7,021
Net exchange differences	(301)	—	—	(301)
Carrying value at June 30, 2015	$9,618	$4,697	$728	$15,043

Goodwill	$14,155	$4,697	$728	$19,580
Accumulated impairment losses	(4,537)	—	—	(4,537)
Carrying value at June 30, 2015	$9,618	$4,697	$728	$15,043

Intangibles – Intangible assets are capitalized and amortized over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, B.V. (“SoLayTec”). The intangible assets of SoLayTec total $2.2 million and are included in "Other" in the table below. The fair value of the intangible assets, the allocation and the amortization period are still being evaluated by the Company. On January 30, 2015, the Company completed the merger with BTU International, Inc. ("BTU"). The intangible assets of BTU total $1.3 million, and are included in "Trade Names" in the table below. See Note 10, “Acquisitions,” for more information regarding the acquisition of SoLayTec and the merger with BTU.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		June 30, 2015			September 30, 2014
		(dollars in thousands)
Non-compete agreements	4-8 years	$1,035	$(1,035)	$—	$1,055	$(955)	$100
Customer lists	10 years	714	(595)	119	817	(592)	225
Technology	5-10 years	2,116	(1,805)	311	2,319	(1,682)	637
In-process research and development	5 years	1,600	(267)	1,333	1,600	(27)	1,573
Trade names	15 years	1,330	(37)	1,293	—	—	—
Other	2-12 years	2,484	(353)	2,131	321	(178)	143
		$9,279	$(4,092)	$5,187	$6,112	$(3,434)	$2,678

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

The following is a summary of activity in accrued warranty expense:

	Nine Months Ended June 30,
	2015	2014
	(dollars in thousands)
Beginning balance	$628	$1,454
Warranty expenditures	(530)	(663)
Warranty provisions/(adjustment)	925	(25)
Ending balance	$1,023	$766

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

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Effect on income before income taxes (1)	$(296)	$(230)	$(864)	$(603)
Effect on income taxes	40	36	134	196
Effect on net income	$(256)	$(194)	$(730)	$(407)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the Nasdaq the day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2025. Options issued by the Company vest over 2 to 4 years.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,063,324	$7.37	1,059,417	$6.71
Granted	327,500	9.74	272,906	7.01
Assumed - merger	367,229	14.19
Exercised	(94,454)	5.51	(263,358)	4.31
Forfeited	(26,571)	29.48	(4,546)	8.71
Outstanding at end of period	1,637,028	$9.12	1,064,419	$7.37

Exercisable at end of period	1,005,690	$9.75	663,220	$8.14
Weighted average fair value of options granted during the period	$5.91		$4.38

The fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2015	2014
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	67%	69%

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets is $9.6 million and $17.0 million as of June 30, 2015 and September 30, 2014, respectively, of money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

Shipping expense – Shipping expenses of $1.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.9 million and $0.7 million for the nine months ended June 30, 2015 and 2014, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)		(dollars in thousands)
Research, development and engineering	$3,650	$3,054	$9,763	$8,442
Grants earned	(2,342)	(1,655)	(5,869)	(3,999)
Net research, development and engineering	$1,308	$1,399	$3,894	$4,443

Segments - Effective for the second quarter of fiscal 2015, following the Company's merger with BTU, the Company changed the way it reports its segment information. Previously reported information has been recast to reflect the current reportable segments. The Company now reports its financial results in three segments: solar, semiconductor and polishing. See Note 5: "Business Segment Information" for additional information on the Company's reportable segments. See also Note 10: "Acquisitions" for additional information with respect to the Company's recent acquisitions.

Impact of Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We do not expect adoption of this ASU to have a material impact on our consolidated financial position and results of operations.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements , which clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. We are currently assessing the impact of this ASU, but do not expect it to have a material impact on our consolidated financial position and results of operations.

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, or ASU 2015-08. The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have a material impact on our consolidated financial position and results of operation.

In April 2015, the FASB issued ASU No.  2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then this ASU requires the customer to account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. We are currently assessing the impact of this ASU.

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

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The FASB is issuing this ASU as part of its initiative to reduce costs and complexity in accounting standards, known as its Simplification Initiative. This ASU eliminates from generally accepted accounting principles in the United States (" GAAP") the concept of extraordinary items in an effort to save time and reduce costs, while alleviating uncertainty and maintaining accurate and fulsome disclosure. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently assessing the impact of this ASU but do not expect it to have a material impact on our consolidated financial position and results of operations.

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

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. As a result of the merger with BTU, the Company determined that is more likely than not that some of our U.S. federal deferred tax assets would not be realized, and recorded a partial valuation allowance in the U.S. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the nine months ended June 30, 2015 the valuation allowance increased by $1.8 million due to net operating losses in The Netherlands and France, partially offset by utilization of net operating losses in China.

The Company classifies all of our uncertain tax positions as non-current income taxes payable. At June 30, 2015 and September 30, 2014, the total amount of unrecognized tax benefits was approximately $3.2 million. If recognized, these amounts would favorably impact the effective tax rate.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2015 and September 30, 2014, the Company had an accrual for potential interest and penalties of approximately $1.8 million and $1.6 million, respectively.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France, Singapore, Malaysia, China and Hong Kong, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of their respective taxing jurisdictions, but generally is from 3 to 5 years.

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

For the three and nine months ended June 30, 2015, options for 1,640,000 shares and 14,000 restricted stock awards are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2014, options for 1,016,000 shares and 38,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

The following table outlines basic and diluted EPS:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,604)	$(5,257)	$(9,119)	$(9,802)
Weighted Average Shares Outstanding:
Common stock	13,103	9,843	11,644	9,694
Basic loss per share attributable to Amtech shareholders	$(0.12)	$(0.53)	$(0.78)	$(1.01)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,604)	$(5,257)	$(9,119)	$(9,802)
Weighted Average Shares Outstanding:
Common stock	13,103	9,843	11,644	9,694
Common stock equivalents (1)	—	—	—	—
Diluted shares	13,103	9,843	11,644	9,694
Diluted loss per share attributable to Amtech shareholders	$(0.12)	$(0.53)	$(0.78)	$(1.01)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Stockholders' Equity

Shareholder Rights Plan - On December 15, 2008, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amended and restated the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of the Company’s outstanding Common Shares, par value $0.01 per share (“Common Shares”). As amended, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company’s common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Company’s common stock.  The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.

5.	Business Segment Information

Following the Company's acquisition of BTU, an evaluation was conducted of the Company's organizational structure. Beginning with the second quarter of fiscal 2015, the Company made changes to its reportable segments. Prior period amounts have been revised to conform to the current period segment reporting structure. The Company’s three reportable segments are as follows:

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

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, and on January 30, 2015, the Company completed its acquisition of BTU. Beginning in the second quarter of 2015, SoLayTec’s business is included in the results for the solar segment, and BTU’s business is included in the results for the semiconductor segment. See Note 10, “Acquisitions”, for additional information with respect to the Company’s recent acquisitions.

Information concerning our business segments is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Net Revenues:
Solar *	$24,392	$4,632	$42,141	$21,137
Semiconductor	12,945	2,132	25,765	8,478
Polishing	2,679	2,426	8,779	7,063
	$40,016	$9,190	$76,685	$36,678
Operating income (loss):
Solar *	$1,232	$(3,425)	$(1,987)	$(7,751)
Semiconductor	(1,113)	179	(483)	927
Polishing	574	654	1,917	1,622
Non-segment related	(1,927)	(1,279)	(7,409)	(3,682)
	$(1,234)	$(3,871)	$(7,962)	$(8,884)

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Identifiable Assets:
Solar	$65,212	$56,858
Semiconductor	54,559	5,593
Polishing	6,078	6,253
Non-segment related	8,206	21,200
	$134,055	$89,904

6. Major Customers and Foreign Sales

During the nine months ended June 30, 2015, two customers individually represented 18% and 12% of net revenues. During the nine months ended June 30, 2014, two customers individually represented 15% and 13% of net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2015	2014
United States	25%	27%
Other	2%	—%
Total North America	27%	27%

China	26%	14%
Taiwan	15%	18%
Other	18%	14%
Total Asia	59%	46%
Germany	5%	8%
Other	9%	19%
Total Europe	14%	27%
	100%	100%

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Unearned research and development grants	$859	$3,989
Other	4,606	1,357
	$5,465	$5,346

8. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU merger. The debt acquired is a mortgage note secured by its real property in Billerica, Massachusetts, and is stated at fair market value of $7.0 million as of June 30, 2015. The debt acquired has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt acquired is September 26, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

In December 2014, the Company acquired long-term debt of $2.0 million as part of the SoLayTec acquisition. The debt is stated at fair market value of $2.3 million as of June 30, 2015. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

9. Commitments and Contingencies

Purchase Obligations – As of June 30, 2015 the Company had purchase obligations in the amount of $14.1 million compared to $7.9 million as of September 30, 2014. These purchase obligations consist of outstanding purchase orders for goods and services.

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
EPA Accrual - As a result of the merger with BTU, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is $0.2 million. As of June 30, 2015, the remaining liability is $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2015. In 2009, in accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

Litigation – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. On October 21, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, BTU Merger Sub, Inc., a Delaware corporation (the "Merger Sub"), and BTU. Shortly after the Company entered into the Merger Agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, the members of the BTU Board, Amtech and Merger Sub. The Stockholder Actions were consolidated into one action on December 4, 2014. The complaints generally alleged that, in connection with entering into the Merger Agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.

On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the Merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement (the “Stipulation of Settlement”) with the Court of Chancery in the State of Delaware to memorialize the MOU. The Stipulation of Settlement provides for a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, the Stipulation of Settlement provides that BTU will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement. The Stipulation of Settlement is subject to court approval. The Company and BTU entered into the Stipulation of Settlement solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Stipulation of Settlement. In such event, the proposed settlement as contemplated by the Stipulation of Settlement may be terminated.

The merger was consummated on January 30, 2015. The plaintiffs’ attorney fees and expenses were reflected as a liability on the opening balance sheet of BTU on the date of the merger. See Note 10, "Acquisitions," for more information on the Merger Agreement.

10. Acquisitions

Merger with BTU International

On January 30, 2015, the Company completed its acquisition of BTU (the "Merger"). In connection with the Merger, each share of BTU common stock outstanding immediately prior to the effective time of the Merger, including BTU restricted stock units that vested immediately prior to the effective time of the Merger, was converted to 0.3291 shares of common stock of the Company. The Company issued 3,185,852 shares of Company common stock on the Merger date. Pursuant to the terms of the Merger Agreement, options to purchase BTU common stock held by BTU employees were assumed by the Company and converted into options to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such BTU stock options, with appropriate adjustments based upon the exchange ratio of 0.3291 to the exercise price and the number of shares of Company common stock subject to such stock option. As a result of the Merger, the company owns 100% of the outstanding stock of BTU.
The following unaudited pro forma data has been prepared by adjusting the Company’s historical data to give effect to the Merger as if it had occurred on October 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of other purchase accounting adjustments:

	Quarter Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except per share data)
Revenue, net	$40,016	$25,625	$92,988	$75,791
Net loss	$(1,669)	$(4,507)	$(11,028)	$(19,641)
Earnings per share available to Amtech stockholders:
Basic	$(0.13)	$(0.35)	$(0.84)	$(1.52)
Diluted	$(0.13)	$(0.35)	$(0.84)	$(1.52)
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

 The Merger was an all-stock transaction. The following table summarizes the consideration transferred:

(In thousands, except per share amounts)
BTU common shares and restricted stock units exchanged	9,681
Exchange ratio	0.3291
Amtech common stock issued for consideration	3,186
Amtech common stock per share price on January 30, 2015	$8.20
Consideration for BTU common shares and restricted stock units	$26,125
Vested BTU stock options exchanged for Amtech stock options	$500
Total fair value of consideration transferred	$26,625

The following table summarizes the allocation of the consideration for the assets acquired and liabilities assumed on January 30, 2015:

(In thousands)
Fair value of net tangible assets acquired	$20,598
Goodwill	4,697
Identifiable intangible assets	1,330
Total consideration allocated	$26,625
The primary acquired intangible asset is the trade name "BTU", which has a 15 year useful life. Goodwill of $4.7 million was assigned to the semiconductor segment. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill as of June 30, 2015, is not expected to be deductible for tax purposes. As of June 30, 2015, the accounting for the BTU acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.
Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses were not material for the three months ended June 30, 2015 and 2014. Transaction-related expenses of $1.8 million and $0.2 million for the nine months ended June 30, 2015 and 2014, respectively, are included in the Selling, General and Administrative line in the Condensed Consolidated Statements of Operations.

Acquisition of SoLayTec B.V.

On December 24, 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides ALD systems used in high efficiency solar cells, for a total purchase price consideration of $1.9 million.

The Company consolidated the results of operations for SoLayTec beginning on December 24, 2014, the effective date of the acquisition, which were not material to our consolidated statement of operations for the three and nine months ended June 30, 2015. Additionally, the Company's historical results would not have been materially affected by the acquisition of SoLayTec and, accordingly, has not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statements of operations. As of June 30, 2015, the accounting for the SoLayTec acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.

11. Subsequent Event

In July 2015, subsequent to the third fiscal quarter, the Company's Board of Directors authorized a restructuring of the Company’s investment in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”), a subsidiary of the Company in which the Company currently owns 55% of the capital stock. As part of the restructuring, the Kingstone Hong Kong and Suzhou Zhuo Jing Investment Center (LP) (“Suzhou”) entered into an Investment Agreement (the “Agreement”), pursuant to which the parties agreed upon a series of transactions which will result in Suzhou owning 31.25% of the capital stock of Shanghai Kingstone Semiconductor Company, Ltd. (“Shanghai Kingstone”), Kingstone Hong Kong’s wholly owned subsidiary. Closing of the transactions is expected to occur on or before August 31, 2015.

Following completion of the transactions, Kingstone Hong Kong will own 68.75% of the capital stock of Shanghai Kingstone and Suzhou will own 31.25%. Upon closing of the transactions, the Company will receive approximately US$4,000,000 for a portion of its equity ownership in Kingstone Hong Kong, which will be decreased from 55% to 15%. In addition, upon closing of the transactions, the Company will be repaid the outstanding principal amount of US$4,000,000 under the Solar Tool Loan Agreement dated December 9, 2011. Closing of the transactions is also subject to Shanghai Kingstone and Kingstone Hong Kong executing a Sales and Service Agreement that (i) reaffirms the Company’s exclusive right to sell and service the products of Shanghai Kingstone (subject to Shanghai Kingstone’s right to sell and service products of Shanghai Kingstone in China), (ii) provides that Shanghai Kingstone and/or Kingstone Hong Kong will purchase from the Company such exclusive right for US$5,600,000 by the earlier of (a) March 31, 2016 or (b) the commencement of any public offering process of Shanghai Kingstone, and (iii) confirms the Company’s non-exclusive sales and service right in connection with the products of Shanghai Kingstone after the purchase in item (ii) has been consummated. If any of the closing conditions set forth in the Agreement are not fulfilled or waived before August 31, 2015 (or any other date as agreed by the parties), then any party may terminate this Agreement without any further obligation to the other party. The transaction is subject to customary closing conditions and regulatory approvals in both Shanghai and Hong Kong.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenue	100%	100%	100%	100%
Cost of sales	75%	82%	73%	75%
Gross margin	25%	18%	27%	25%
Operating expenses:
Selling, general and administrative	25%	45%	32%	37%
Research, development and engineering	3%	15%	5%	12%
Total operating expenses	28%	60%	37%	49%
Operating loss	(3)%	(42)%	(10)%	(24)%
Interest expense and other income, net	0%	0%	0%	0%
Loss before income taxes	(3)%	(42)%	(10)%	(24)%
Income taxes provision	1%	14%	1%	5%
Net loss	(4)%	(56)%	(11)%	(29)%
Add: net loss (income) attributable to noncontrolling interest	0%	(1)%	0%	2%
Net loss attributable to Amtech Systems, Inc.	(4)%	(57)%	(11)%	(27)%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of equipment, with the exception of products using new technology, for which revenue is recognized upon customer acceptance. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue and operating income can be significantly impacted by the timing of system shipments, and recognition of revenue based on customer acceptances.

	Three Months Ended June 30,				Nine months ended June 30,
Segment	2015	2014	Incr (Decr)	% Change	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$24,392	$4,632	$19,760	427%	$42,141	$21,137	$21,004	99%
Semiconductor	12,945	2,132	10,813	507%	25,765	8,478	17,287	204%
Polishing	2,679	2,426	253	10%	8,779	7,063	1,716	24%
Total net revenue	$40,016	$9,190	$30,826	335%	$76,685	$36,678	$40,007	109%

Net revenue for the quarters ended June 30, 2015 and 2014 was $40.0 million and $9.2 million, respectively, an increase of $30.8 million or 335%. Revenue from the solar segment increased 427% due primarily to increased sales of our expanded portfolio of solar products, including our plasma-enhanced chemical vapor deposition equipment, as well as our solar diffusion systems. Revenue from the semiconductor segment increased 507% due primarily to the acquisition of BTU in January 2015. Revenue from the polishing segment increased 10% in our third fiscal quarter due primarily to the sale of polishing equipment to a customer serving the optical components industry.

Net revenue for the nine months ended June 30, 2015 and 2014 was $76.7 million and $36.7 million, respectively, an increase of $40.0 million or 109%. Net revenue from the solar segment increased 99%, due primarily to higher deferrals in fiscal 2014 as well as increased sales of our expanded solar product portfolio. Revenue from the semiconductor segment increased 204% due primarily to the acquisition of BTU in January of 2015. Revenue from the polishing segment increased 24% due primarily to the continued increase in demand for our templates which are used in single-sided polishing processes for sapphire substrates in LED lighting and mobile communication devices.

Backlog and Orders

Our order backlog as of June 30, 2015 and 2014 was $46.9 million and $39.4 million, respectively, an increase of $7.5 million. Our backlog as of June 30, 2015 includes approximately $32.4 million of orders and deferred revenue from our solar industry customers, compared to $30.6 million at June 30, 2014. New orders booked in the quarter ended June 30, 2015 were $30.2 million versus $17.9 million of customer orders in the quarter ended June 30, 2014. As of June 30, 2015, three customers individually accounted for 22%, 15% and 11% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended June 30,				Nine months ended June 30,
Segment	2015	2014	Incr (Decr)	% Change	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$5,638	$151	$5,487	3,634%	$9,398	$4,455	$4,943	111%
Semiconductor	3,504	418	3,086	738%	7,835	1,807	6,028	334%
Polishing	986	1,062	(76)	(7)%	3,212	2,801	411	15%
Total gross profit	$10,128	$1,631	$8,497	521%	$20,445	$9,063	$11,382	126%

Gross profit for the three months ended June 30, 2015 and 2014 was $10.1 million and $1.6 million, respectively, an increase of $8.5 million. Gross margin on products from our solar segment in the quarter ended June 30, 2015 increased significantly compared to the margins in the quarter ended June 30, 2014 due primarily to higher shipments. Higher gross profit and higher gross margins in the semiconductor segment resulted from the acquisition of BTU. Gross margins on products from our polishing segment decreased slightly due primarily to product mix. For the three months ended June 30, 2015, we recognized previously deferred profit of $0.5 million, while, for the three months ended June 30, 2014, we deferred profit of $1.9 million.

Gross profit for the nine months ended June 30, 2015 and 2014 was $20.4 million and $9.1 million, respectively, an increase of $11.4 million. Gross margin on products from our solar segment increased slightly when comparing the first nine months of fiscal 2015 to the first nine months of fiscal 2014, due primarily to higher sales volumes. In the semiconductor segment, gross profit increased primarily due to the BTU acquisition. Gross margins on products from our polishing segment decreased slightly due primarily to product mix. For the nine months ended June 30, 2015, we recognized previously deferred profit of $1.0 million, while, for the nine months ended June 30, 2014, we deferred profit of $6.2 million.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2015 and 2014 were $10.1 million and $4.1 million, respectively. SG&A increased due, in part, to the acquisition of BTU. In addition to SG&A expenses incurred by BTU, commissions and shipping expense increased due to higher revenues. SG&A expense includes $0.3 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

SG&A expenses for the nine month periods ended June 30, 2015 and 2014 were $24.5 million and $13.5 million, respectively. SG&A increased due, in part, to the acquisition of BTU. In addition to SG&A expenses incurred by BTU, expenses were higher due to activity leading up to our acquisition of BTU as well as increases from higher commission expenses resulting from higher commission rates on certain sales in fiscal 2015. SG&A expense includes $0.9 million and $0.6 million of stock-based compensation expense for the nine months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2015	2014	Incr. (Decr.)	% change	2015	2014	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research, development and engineering	$3,650	$3,054	$596	20%	$9,763	$8,442	$1,321	16%
Grants earned	(2,342)	(1,655)	(687)	41%	(5,869)	(3,999)	(1,870)	47%
Net research, development and engineering	$1,308	$1,399	$(91)	(7)%	$3,894	$4,443	$(549)	(12)%

RD&E expense, net of grants earned, for the three months ended June 30, 2015 decreased $0.1 million compared to the three months ended June 30, 2014. For the nine months ended June 30, 2015, RD&E expense, net of grants, decreased $0.5 million compared to the nine months ended June 30, 2014. The decrease in net RD&E expense is due to increases in the recognition of government grant funding, partially offset by increased spending resulting primarily from the acquisition of BTU and SoLayTec.

As described in our Annual report on Form 10-K for the fiscal year ended September 30, 2014, our Kingstone subsidiary has entered into an agreement for the development of ion implant technology in China for markets other than solar. Depending on its progress, as well as the timing of grant recognition, this development project has resulted, and may result in the future, in significant quarter-to-quarter fluctuations in RD&E expenses. Based upon its progress in this development, approximately $2.1 million and $4.1 million of the government funding related to this agreement were recognized as grants earned in the three and nine months ended June 30, 2015.

Income Taxes

For the three and nine months ended June 30, 2015 we recorded income tax expense of $0.3 million and $0.6 million, respectively. For the three and nine month periods ended June 30, 2014 we recorded income tax expense of $1.3 million and $1.9 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. During the nine months ended June 30, 2015, the valuation allowance on deferred tax assets increased due to net operating losses in The Netherlands and France, partially offset by utilization of net operating losses in China.

The Company establishes a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence is considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to the accounting standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the merger with BTU, we determined that it is more likely than not that some of our U.S. federal deferred tax assets would not be realized, and recorded a partial valuation allowance in the U.S. In making this determination, we considered the cumulative losses in the U.S., including BTU, expected future taxable income and available tax planning strategies. The Company continues to have a full valuation allowance on the deferred tax assets related to The Netherlands and China and a partial valuation allowance on the deferred tax assets in France. A full valuation allowance has also been recorded for the United Kingdom as a result of the Merger.

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

Liquidity and Capital Resources

At June 30, 2015, and September 30, 2014, cash and cash equivalents were $23.7 million and $27.4 million, respectively. At June 30, 2015, and September 30, 2014, restricted cash was $1.6 million and $2.4 million, respectively. Our working capital was $41.7 million as of June 30, 2015 and $32.3 million as of September 30, 2014.

The decrease in cash for the first nine months of fiscal 2015 of $3.7 million was primarily due to cash used by operating activities of $12.4 million, including tax payments of $4.8 million, capital expenditures of $0.5 million and cash provided by financing activities of $0.8 million, partially offset by $8.6 million of net cash acquired in the acquisition of BTU and SoLaytec. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 1.9:1 and 2.0:1 as of June 30, 2015, and September 30, 2014, respectively. We have never paid dividends on our Common Stock.

In December 2014, we acquired $2.0 million of long-term debt as part of the SoLayTec acquisition. As of June 30, 2015, total SoLayTec debt was $2.3 million. The SoLayTec debt has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Additionally, in January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired from BTU has an interest rate of 4.4% through September, 2018, at which time the interest rate will be adjusted and indexed to the Federal Home Loan Board Five Year Classic Advance Rate.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $12.4 million for the nine months ended June 30, 2015, compared to $6.8 million used in such activities for the nine months ended June 30, 2014. During the nine months ended June 30, 2015, $4.7 million was used in losses on operations, net of non-cash charges. Cash was also used to make tax payments of $4.8 million and through increases in inventory and other working capital. Partially offsetting these uses of cash were increases in accounts payable and customer deposits.

 Cash Flows from Investing Activities

Our investing activities for each of the nine month periods ended June 30, 2015 and 2014 consisted of purchases of property, plant and equipment of approximately $0.5 million and $0.2 million, respectively. In December 2014, we acquired a 51% interest SoLayTec, for an investment of $0.3 million net of the cash of the acquired company. Cash of $8.8 million was acquired in the acquisition of BTU in January, 2015.

Cash Flows from Financing Activities

For the nine months ended June 30, 2015 and June 30, 2014, respectively, the primary source of $0.8 million and $1.2 million, respectively, of cash provided by financing activities was proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2015, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $14.1 million as of June 30, 2015, compared to $7.9 million as of September 30, 2014, an increase of $6.2 million. In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. The debt acquired is stated at fair market value of $2.3 million as of June 30, 2015. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Additionally, in January 2015, the Company acquired a mortgage, which is included in long-term debt as part of the merger with BTU. The mortgage acquired is stated at fair market value of $7.0 million as of June 30, 2015. The mortgage acquired from BTU has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date. Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2014, for information on the Company’s other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2015.

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

During fiscal 2014 and in the first nine months of fiscal 2015, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of approximately $0.1 million during the nine months ended June 30, 2015 and 2014.

We incurred foreign currency translation losses of $3.2 million and gains of $0.4 million, during the nine months ended June 30, 2015 and 2014, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $21.1 million as of June 30, 2015. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.1 million of other comprehensive income (loss).

As of June 30, 2015 sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $1.2 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of June 30, 2015, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.0 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, the Company acquired BTU. Other than the addition of BTU's internal control over financial reporting and any related changes in control to integrate BTU into the Company, there was no change in Amtech's internal control over financial reporting during the nine months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. As previously disclosed, shortly after the Company entered into the Merger Agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, purportedly on behalf of BTU’s public stockholders, against BTU, members of the BTU Board, Amtech and Merger Sub. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the Merger Agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.

On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the Merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement (the “Stipulation of Settlement”) with the Court of Chancery in the State of Delaware to memorialize the MOU. The Stipulation of Settlement provides for a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, Stipulation of Settlement provides that BTU will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement. The Stipulation of Settlement is subject to court approval. The Company and BTU entered into the Stipulation of Settlement solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Stipulation of Settlement. In such event, the proposed settlement as contemplated by the Stipulation of Settlement may be terminated.

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

10.1
Amendment No. 4 to the Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated April 9, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

10.2
Amendment No. 4 to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated April 9, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

10.3
Employment Agreement between Amtech Systems, Inc. and Bradley C. Anderson, dated April 9, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

10.4
2007 Employee Stock Incentive Plan of Amtech Systems, Inc. As Amended Effective April 9, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

10.5	Investment Agreement regarding Shanghai Kingstone Semiconductor Company, Ltd., dated July 17, 2015, by and between Kingstone Technology Hong Kong Limited and Suzhou Zhou Jing Investment Center (LP)	* +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.PRE	Taxonomy Presentation Linkbase Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
____________________

*	Filed herewith.

+
This agreement is written in both the English and Chinese languages, and both versions are equally binding pursuant to the agreement. The Chinese language version is available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	August 6, 2015
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)