Form 10-K
period 2015-09-30
AMTECH SYSTEMS INC
filed 2015-11-19
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2015
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

As of March 31, 2015, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $107,379,680, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 12, 2015, the registrant had outstanding 13,150,469 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2015 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2015, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

OUR COMPANY
We are a leading, global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. Semiconductors, or semiconductor chips, are fabricated on silicon wafer substrates, sliced from ingots, and are part of the circuitry, or electronic components, of many products including solar cells, computers, telecommunications devices, automotive products, consumer goods, and industrial automation and control systems. The Company's wafer handling, thermal processing and consumable products currently address the diffusion, oxidation, and deposition steps used in the fabrication of solar cells, LEDs, semiconductors, microelectromechanical systems "(MEMS)" and the polishing of newly sliced silicon wafers.
Our major emphasis in the solar industry is the development of thermal processes, and deposition for solar cell manufacturing, which we believe, collectively, are key to driving higher cell efficiencies. The markets we serve are experiencing rapid technological advances and are, historically, cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new technology products, and on our ability to adapt to cyclical trends.

We believe our product portfolio, developed through a track record of technological innovation as well as the successful integration of key acquisitions, reduces the cost of solar cell manufacturing by increasing solar cell efficiency, increasing throughput and increasing yields. We have been providing manufacturing solutions to the semiconductor industry for over 30 years and have leveraged our semiconductor technology and industry presence to capitalize on growth opportunities in the solar industry. Our customers use our equipment to manufacture solar cells, semiconductors, silicon wafers and MEMS, which are used in end markets such as solar power, telecommunications, consumer electronics, computers, automotive and mobile hand-held devices. Through the acquisition of BTU International, Inc. ("BTU") this past fiscal year, we expanded our thermal processing capability with the  supply of solder reflow systems used for surface mount applications in the electronics assembly market, and custom equipment for multiple industrial markets. In addition, this past fiscal year we expanded our participation in the solar market through the acquisition of a controlling interest in SoLayTec B.V. ("SoLayTec"), which provides Atomic Layer Deposition ("ALD") systems used in high efficiency solar cells. To complement our research and development efforts, we also sell our equipment to, and coordinate certain development efforts with, research institutes, universities and customers.

For fiscal 2015, we recognized net revenue of $105 million, which included $57 million of solar revenue or approximately 54% of our total revenue. These results compare to $57 million of net revenue for fiscal 2014, which included $36 million of solar revenue or approximately 64% of our total revenue. Our order backlog as of September 30, 2015 and

2014 was $35 million and $29 million, respectively, a 21% increase. Our backlog as of September 30, 2015 included approximately $20 million of orders and deferred revenue from our solar industry customers compared to $21 million from our solar industry customers as of September 30, 2014. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $61 million during fiscal 2015, compared to $40 million and $28 million in fiscal 2014 and 2013, respectively. The solar book to bill ratio for fiscal years 2015 and 2014 was 1.1:1 and 1.0:1, respectively.

Following the Company's acquisition of BTU, an evaluation was conducted of the Company's organizational structure. Beginning with the second quarter of fiscal 2015, the Company made changes to its reportable segments. Prior period amounts have been revised to conform to the current period segment reporting structure. The Company operates in three business segments: (i) solar, (ii) semiconductor and (iii) polishing. For information regarding net revenue, operating income and identifiable assets attributable to each of our three business segments for each of the past three fiscal years, see Note 8 of the Notes to Consolidated Financial Statements included herein and "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in this Annual Report. For information on the products of each segment, see "Solar and Semiconductor Equipment Products" and "Polishing Supplies Products" within this "ITEM 1. BUSINESS" section. For information regarding risks to our business, see “ITEM 1A. RISK FACTORS.”

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

RECENT ACQUISITIONS AND DISPOSITIONS

In December 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, based in Eindhoven, the Netherlands, which provides ALD systems used in high efficiency solar cells. The acquisition of the controlling interest in SoLayTec supports our business model of growth through strategic acquisition.

In January 2015, the Company completed its acquisition of BTU, a Delaware corporation, pursuant to which BTU became a wholly owned subsidiary of the Company. Amtech acquired all of the outstanding stock of BTU in an all-stock transaction. BTU stockholders received 0.3291 shares of Amtech common stock for every share of BTU stock.

The addition of BTU supports our business model of growth through strategic acquisition and continuous innovation. The combination with BTU further positions the Company as a leading, global supplier of solar and semiconductor production and automation systems. The acquisition also further advances our strategy to expand our technology portfolio in adjacent markets and creates a strong platform to drive the growth of our solar business. With the addition of BTU, the Company has a more diversified and profitable revenue base, allowing the Company to better scale production and distribution of our solar technology to meet accelerating demand for next-generation technology solutions.

In September 2015, the Company sold a portion of its interest in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”), a partially owned subsidiary of the Company, for $4,000,000 plus the repayment of certain outstanding debt in the amount of approximately $4,000,000. Following the transaction, the Company’s interest in Kingstone Hong Kong was reduced from 55% to 15%. Kingstone Hong Kong is the parent company of Shanghai Kingstone Semiconductor Company, Ltd. (“Shanghai Kingstone”), a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries. Following the transaction, Kingstone Hong Kong's ownership interest in Shanghai Kingstone was reduced from 100% to 68.75% with the Company owning approximately 10% of Shanghai Kingstone. Proceeds from the sale of shares will be paid to Amtech and used to support the company's core strategic initiatives.

SOLAR INDUSTRY

We provide process equipment and related cell manufacturing equipment to many of the world's leading solar cell manufacturers.

Within process equipment, our primary focus is on our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type, PECVD systems. Our N-type technology has been developed through a three-party research collaboration agreement with the Energy Research Centre of the Netherlands, or ECN, a leading solar research center in Europe and Yingli Green Energy Holding Company Limited, or Yingli, one of the world's leading vertically integrated photovolataic (PV) product manufacturers. In 2012, we launched our PECVD system. Through our acquisition of SoLayTec, we produce, develop, and deliver and service worldwide machines for ultrafast ALD Equipment used in high efficiency solar cells.

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

SEMICONDUCTOR INDUSTRY

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

As demand for increasingly sophisticated electronic devices continues; new technologies such as wireless networks, next generation cellular phones and tablets will help to drive future growth. Electronic equipment continues to become more complex, yet end users are still demanding smaller, lighter and less expensive devices. This, in turn, requires increased performance and reduced cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment, such as that supplied by BTU.
In the printed circuit board assembly process, semiconductor discrete-devices and various other components are attached to printed circuit boards. The attachment process, which creates a permanent physical and electrical bond, is called solder reflow or surface mount reflow. Manufacturers rely on high throughput and highly reliable equipment to get the maximum efficiency in their production process. Die level semiconductor packaging processes include precision thermal processing steps. Advancements in the semiconductor industry toward higher chip speeds, smaller form factors and reduced costs are driving the transition to wafer level packaging from the traditional wire bonding technique.

SOLAR AND SEMICONDUCTOR EQUIPMENT PRODUCTS

Our furnace and automation equipment is manufactured in our facilities in The Netherlands, France, Massachusetts, and China. The following paragraphs describe the products that comprise our solar, semiconductor and electronics assembly equipment business:

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

Plasma-Enhanced Chemical Vapor Deposition (PECVD). Our solar PECVD product applies an anti-reflective coating to solar wafers; a coating critical to the efficiency of solar cells. PECVD layers are also used for passivation of the front and/or back side of the solar cell. This solar product adds another solar cell processing step to Amtech's offerings. We are exploring next-generation high-efficiency technology and dedicating our efforts to that process development.

Atomic Layer Deposition. We produce, develop, deliver and service worldwide machines for ultrafast, spatial (ALD)equipment, a promising technology for ultrathin Al2O3 passivation layers on solar cells. The ALD machines from SoLayTec are intended for industrial production in the solar market. As such, following the acquisition of the majority interest in SoLayTec, the Company is now able to use ALD in the industrial production and solar market due to technology that was previously unavailable to the Company prior to the acquisition due to the very low speed of ALD and the associated high cost. The unique feature of the SoLayTec machines is the breakthrough speed that enables industrial application.

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

Continuous Thermal Processing Systems. Through our recently acquired subsidiary BTU, we produce and sell thermal processing systems used in the solder reflow and curing stages of printed circuit board assembly as well as systems for the thermal processes used in advanced semiconductor packaging. Our printed circuit board assembly products are used primarily in the advanced, high-density segments of the market that utilize surface mount technology.
Flip-chip reflow provides the physical and electronic bond of the semiconductor device to its package. Our range of convection reflow systems, utilizing patented closed loop convection technology, rate at up to 400°C and operate in air or nitrogen atmospheres. These products utilize impingement technology to transfer heat to the substrate. Using thermal power arrays of five-kilowatt heaters, they can process substrates in dual lane, dual speed configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in four models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements.

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

MANUFACTURING, RAW MATERIALS AND SUPPLIES

Our solar, semiconductor and electronics assembly equipment manufacturing activities consist primarily of engineering design to meet specific and evolving customer needs, and procurement and assembly of various commercial and proprietary components into finished thermal processing systems and related automation in Vaassen, The Netherlands, Clapiers, France, North Billerica, Massachusetts, and Shanghai, China.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

The markets we serve are characterized by evolving industry standards and rapid technological change. To compete effectively in our markets, we must continually maintain or exceed the pace of such change by improving our products and our process technologies and by developing new technologies and products that compete effectively on the basis of price and performance. To assure that these technologies and products address current and future customer requirements, we obtain as much customer cooperation and input as possible, thus increasing the efficiency and effectiveness of our research and development efforts. In addition, we look for strategic acquisitions, such as the acquisition of SoLayTec, which will provide us with new technologies to compete effectively in the markets in which we operate.

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer's order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research and development costs. Our expenditures (net of grants earned) that have been accounted for as research and development were $6.9 million (7% of net revenue) for fiscal 2015, $6.3 million (11% of net revenue) for fiscal 2014, and $6.6 million (19.0% of net revenue) for fiscal 2013.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Countries	Expiration Date or Pending Approval
Multiple methods for manufacturing a solar cell and related equipment	Various	Various
Method for manufacturing a solar cell; N-type cells with reverse flow and metal wrap-through	Netherlands	2032
Method for manufacturing a solar cell; N-type cells with reverse flow and metal wrap-through	United States	2033
Wafer boat loader assembly, furnace system, use thereof and method for operating said assembly	Netherlands	Pending
IBAL Model S-300	United States	Various
Gas-bearing-based Atomic Layer Deposition (ALD)	Europe	2028
Carrier-less gas bearing ALD	Europe	2029
Reciprocal and helical-scan multi-nozzle ALD configurations	Europe	2030
Ultrafast gas bearing-based reactive ion etching	Europe	2030
Contactless ALD patterning process	Europe	2030
Maskless patterned fast ALD	Europe	2030
Thermal processing system having slot eductors	United States	2027
Thermal reactor	United States	Pending
Plasma generation and processing with multiple radiation sources	United States	2024
Plasma catalyst	United States	2026
Process for solid oxide fuel cell manufacture	United States	2025
Lapping Machine adjustable mechanism	United States	2027

To the best of our knowledge, there are currently no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material unresolved claims made by third parties that we are infringing the intellectual property rights of such third parties.

SALES AND MARKETING

Due to the highly technical nature of our products, we market our products primarily by direct customer contact through our sales personnel and through a network of domestic and international independent sales representatives and distributors that specialize in solar and semiconductor equipment and supplies. Our promotional activities include direct sales contacts, participation in trade shows, an internet website, advertising in trade magazines and the distribution of product brochures.

Through the acquisition of BTU, we have expanded our global sales and support infrastructure contributing to our competitive position.

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

During fiscal 2015, 74% of our net revenue came from customers outside of North America. This group represented 79% of revenues in fiscal 2014. In fiscal 2015, net revenue was distributed among customers in different geographic regions as follows: North/South America 26% (24% of which is in the United States), Asia 60% (including 26% to China 13% to Malaysia and 13% to Taiwan) and Europe 14%. In fiscal 2015, two customers individually accounted for 15% and 11% of net revenue, respectively. In fiscal 2014, two customers individually accounted for 18% and 11% of net revenue, respectively. In fiscal 2013, one customer accounted for 20% of net revenue. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions. See "Part 1 Financial Information, Item 1. Consolidated Financial Statements, Footnote 9 Geographic Regions" for information regarding our net long-lived assets.

COMPETITION

We compete in several distinct equipment markets for solar cells, semiconductor devices, semiconductor wafers, MEMS, electronics assembly, and the market for lapping and polishing machines and supplies used in the LED, mobile devices and semiconductor markets. Each of these markets is highly competitive. Our ability to compete depends on our ability to continually improve our products, processes and services, as well as our ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in these markets include the product's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control and the level of technical service and support.

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

Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. The principal competitors for solder reflow systems are Vitronics-Soltec, Heller, Folungwin, ERSA, and Rehm. The principal competitors for advanced semiconductor packaging are Vitronics-Soltec and Heller. Our in-line, controlled atmosphere furnaces compete primarily against products offered by Centrotherm, and SierraTherm/Schmid Thermal Systems. We also face competition from emerging low cost Asian manufacturers and other established European manufacturers.

Although price is a factor in buying decisions, we believe that technological leadership, process capability, throughput, environmental safeguards, uptime, mean time-to-repair, cost of ownership and after-sale support have become increasingly important factors. We compete primarily on the basis of these criteria, rather than on the basis of price alone.

General Industrial Lapping and Polishing Machines, Supplies and Semiconductor Wafer Markets. We experience price competition for wafer carriers produced by foreign manufacturers for which there is very little publicly available information. As a result, we are intensifying our efforts to reduce the cost of our carriers and will continue to compete with other manufacturers of carriers by continuing to update our product line to keep pace with the rapid changes in our customers' requirements and by providing a high level of quality and customer service. We produce steel carriers, including insert carriers, on an advanced laser-cutting tool, which reduces our costs and lead times and increases our control over quality. Competitors of our lapping and polishing machines and supplies include Peter Wolters and Speedfam, Lapmaster International, LLC, Hamai Co., Ltd., Onse, Inc. and Eminess Technologies, Inc. Our strategy to enhance our sales of wafer carriers includes developing additional niche markets for templates and providing a high level of customer support and products at a lower cost than our competitors.

EMPLOYEES

As of September 30, 2015, we employed 503 people. Of these employees, 15 were based at our corporate offices in Tempe, Arizona, 37 at our manufacturing plant in Carlisle, Pennsylvania, 90 at our manufacturing plants in N. Billerica, Massachusetts, 130 at our combined facilities in The Netherlands, 158 at our combined facilities in China, 13 at other Asia-Pacific offices, 53 at our facilities in France, and 7 at our office in the U.K . Of the 37 people employed at our Carlisle, Pennsylvania facility, 21 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike, and other than employees at the Carlisle facility, no other employees are represented by a union. We consider our employee relations to be good.

ENVIRONMENTAL

EPA Accrual - As a result of the acquisition of BTU, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is $0.2 million. As of September 30, 2015, the remaining liability is $0.2 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2015. In 2009, in accordance with the settlement agreement with the EPA, BTU established a letter of credit for $0.2 million for the benefit of the EPA to secure potential cash payments as part of BTU's settlement of their proportional liability.

CORPORATE INFORMATION

We were incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We conduct operations through five wholly-owned subsidiaries: Tempress Systems, Inc., or Tempress, a Texas corporation with all of its operations in Vaassen, The Netherlands, acquired in 1994 and subsequently reincorporated in The Netherlands; P.R. Hoffman Machine Products, Inc., or P.R. Hoffman, an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997; Bruce Technologies, Inc., or Bruce Technologies, a Massachusetts corporation based in North Billerica, Massachusetts, acquired in July 2004; R2D Automation SAS, or R2D, a French corporation located near Montpellier, France, acquired in October 2007; BTU International, Inc., a Delaware corporation based in North Billerica, Massachusetts, acquired in January 2015. In addition, we acquired a majority ownership of SoLayTec B.V., a private company based in Eindhoven, the Netherlands. We also own a 15% interest in Kingstone Hong Kong (which effectively represents a 10% beneficial ownership interest in the Shanghai operating entity, Shanghai Kingstone).

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

As of September 30, 2015, no single customer represented greater than 10% of accounts receivable. As of September 30, 2014, two customers individually represented 14% and 10% of accounts receivable. A significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. A concentration of our receivables from one or a small number of customers places us at risk. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek, and on occasion, may receive pricing, payment, intellectual property-related, or other commercial terms that are less favorable to the Company. If any one or more of our major customers does not pay us or continue business with us, it could adversely affect our financial position and results of operations.

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

During fiscal 2014, 79% of our net revenue came from customers outside of North America. During fiscal 2015, 74% of our net revenue came from customers outside of North America as follows:

•	Asia - 60% (including China - 26%, Malaysia 13% and Taiwan - 13%); and

•	Europe – 14% (including Germany - 5%).

Each region in the global solar and semiconductor equipment markets exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Our business and results of operations could be negatively affected by periodic local or international economic downturns, trade balance issues and political, social and military instability in countries such as China, India, South Korea, Taiwan and possibly elsewhere. In addition, we face competition from a number of suppliers based in Asia that have certain advantages over suppliers from outside of Asia. These advantages include lower operating, shipping and regulatory costs, proximity to customers, favorable tariffs and other government policies that favor local suppliers. Additionally, the marketing and sale of our products to international markets expose us to a number of risks, including, but not limited, to:

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

Our business may be adversely affected by significant exchange rate fluctuations and changes in foreign laws

Our net foreign currency transaction gains or losses were gains of $0.3 million for the fiscal year ended September 30, 2015 and less than $0.1 million for the fiscal year ended September 30, 2014. While our business generally has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future, especially as we continue to expand operations into other countries. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995. In October 2007, we completed our acquisition of R2D, a French company. In December 2014, we acquired SoLayTec with operations in the Netherlands. BTU International, acquired in January 2015, has substantial operations in Shanghai, China. As a result of these acquisitions in Europe and Asia, the risk associated with foreign currency translation gains and losses has increased. Operations of these companies are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions and international monetary fluctuations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs. We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

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

The revenue of our solar equipment business is comprised primarily of sales of horizontal diffusion furnaces and our automation products. Our automation products are useable almost exclusively with horizontal diffusion furnaces. A significant part of our growth strategy involves expanding our sales to the solar industry. The solar industry is subject to risks relating to industry shortages of polysilicon, (which we discuss further herein), the continuation of government incentives, the availability of specialized capital equipment, global energy prices and rapidly changing technologies offering alternative energy sources and manufacturing processes. If the demand for solar industry products declines, the demand by the solar industry for our products would also decline and our financial position and results of operations would be harmed.

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

We may be unable to successfully expand or contract our business to meet fluctuating demands. Market fluctuations place significant strain on our management, personnel, systems and resources. In fiscal years 2010 and 2011, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and hired additional employees to support an increase in manufacturing, field service, research and development and sales and marketing efforts. During fiscal years 2012 through 2015, the rapid decline in demand has caused us to reduce headcount in manufacturing and field service and to reduce certain research and development costs. To successfully manage our growth, we believe we must effectively:

•	maintain the appropriate number and mix of permanent, part-time, temporary and contract employees to meet the fluctuating demand for our products;

•
train, integrate and manage personnel, particularly process engineers, field service engineers, sales and marketing personnel, and financial and information technology personnel to maintain and improve skills and morale;

•	leverage our expanded global sales and service presence through the acquisition of BTU International

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource and manufacturing management systems to maintain high levels of customer satisfaction and efficiencies, including inventory control;

•	implement and improve existing and new administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.

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

We continually evaluate potential acquisitions and consider acquisitions an important part of our future growth strategy. In the past, we have made acquisitions of, or significant investments in, other businesses with synergistic products, services and technologies and plan to continue to do so in the future. Acquisitions, including our acquisition of R2D, SoLayTec and BTU, involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of geographically diverse personnel, operations, technologies and products of acquired companies;

•	diversion of management's attention from other operational matters;

•	the potential loss of our key employees and the key employees of acquired companies;

•	the potential loss of our key customers and suppliers and the key customers and suppliers of acquired companies;

•	disagreement with joint venture or strategic alliance partners;

•	failure to comply with laws and regulations as well as industry or technical standards of the overseas markets into which we expand;

•
our inability to achieve the intended cost efficiency, level of profitability or other intended strategic goals for the acquisitions, strategic investments, joint ventures or other strategic alliances;

•	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

•	the risk that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders, if anticipated synergies are not realized;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company;

•	inability to complete proposed transactions as anticipated or at all and any ensuing obligation to pay a termination fee and any other associated transaction expenses;

•	the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;

•	potential changes in our credit rating, which could adversely impact the Company’s access to and cost of capital;

•	potential litigation brought against the Company that may arise in connection with an acquisition;

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

To maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have assessed, strengthened and tested our system of internal controls. Despite our conclusion that our system of internal controls was effective as of September 30, 2015, we must continue to maintain our processes and systems and adapt them to changes in our business as it evolves. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial reporting processes and ensure compliance with Section 404. Furthermore, as our business changes, our internal controls may become more complex and we may require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done recently, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact may result in negative investor perceptions of our Company and could cause a decline in the market price of our stock.

Unsatisfactory performance of, or defects in our products may cause us to incur additional warranty expenses, damage our reputation and cause our sales to decline.

As of September 30, 2015, 2014 and 2013, our accrued warranty costs amounted to $0.8 million, $0.6 million and $1.5 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate in light of the actual performance of our products. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our financial condition and results of operations.

We face the risk of product liability claims or other litigation, which could be expensive and may divert management's attention from running our business.

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of our business operations. The manufacture and sale of our products, which, in our customers' operations, involve toxic materials and robotic machinery, involve the risk of product liability claims. In addition, a failure of one of our products at a customer site could interrupt the business operations of our customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us. We may also be involved in other legal proceedings or claims and experience threats of legal action from time to time in the ordinary course of our business.

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

Information security breaches or failures of our information technology systems may have a negative impact on our operations and our reputation.

We may be subject to information security breaches or failures of our information technology systems caused by advanced persistent threats, unauthorized access, sabotage, vandalism, terrorism or accident. Compromises and failure to our information technology networks and systems could result in unauthorized release of our confidential or proprietary information, or that of our customers and suppliers, as well as employee personal data. The costs to protect against or alleviate against breaches and systems failures require significant human and financial capital expenditures, which in turn could potentially disrupt our continuing operations, increase our liability as a result of compromises to personally identifiable information, and may lead to a material and adverse effect on our financial reporting, reputation and business.

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

•
The Company is subject to a China withholding tax on certain non-tangible charges made under our transfer pricing agreements. The interpretation of what charges are subject to the tax and when the liability for the tax occurs has varied and could change in the future.

•	Tax rates may increase and, therefore, have a material adverse effect on our earnings and cash flows.
Securities litigation brought against the Company; including litigation related to the BTU acquisition could cause the Company to incur substantial costs and divert management’s attention and resources

In the past, securities class action litigation often has been brought against a Company following periods of volatility in the market price of its securities or in connection with strategic transactions. The Company may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of the Company’s management.
As previously disclosed in the Company's filings with the SEC, shortly after the Company entered into the merger agreement with BTU, two separate putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware (together, the "Stockholder Actions"). The first was filed on November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.
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
These Stockholder Actions may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company from this litigation.

Our officers, directors, and largest stockholders could choose to act in their best interests and not necessarily those of our other stockholders.

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates represent a significant portion of our common stock held as of September 30, 2015, and, therefore, have significant influence over the management and corporate policies of the Company. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors and approval of business combinations, and could potentially initiate or delay, deter or prevent a change of control of our company. Circumstances may occur in which the interests of these stockholders may conflict with the interests of the Company or those of our other stockholders, and these stockholders may cause the Company to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these stockholders would act in the best interests of our other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders. In addition, involvement of certain activist stockholders may impact our ability to recruit and retain talent or otherwise distract management or make decisions that we believe are in the long-term interest of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

Location	Use	Size
Corporate
Tempe, AZ	Corporate	15,000 sf
Solar Equipment Segment
Vaassen, The Netherlands	Office, Warehouse & Mfg.	54,000 sf
Vaassen, The Netherlands	Warehouse	23,000 sf
Clapiers, France	Office, Mfg. & Warehouse	21,000 sf
Semiconductor Equipment Segment
N. Billerica, MA	Office, Mfg. & Warehouse	150,000 sf
N. Billerica, MA	Office, Mfg. & Warehouse	17,000 sf
Ashvale, Surrey, U.K.	Office	1,900 sf
Shanghai, China	Office	1,600 sf
Shanghai, China	Office, Mfg. & Warehouse	45,000 sf
Shanghai, China	Office & Warehouse	4,500 sf
Singapore	Office	1,600 sf
Penang, Malaysia	Office	1,570 sf
Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	22,000 sf

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. As previously disclosed in the Company’s filings with the SEC, shortly after the Company entered into the merger agreement with BTU, two separate putative stockholder class action complaints (together, the "Stockholder Actions") were filed in the Court of Chancery of the State of Delaware (the "Delaware Court"). The first was filed on

November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.
On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement with the Delaware Court to memorialize the MOU. On November 6, 2015, the Company and BTU, along with the other defendants named therein, filed an Amended Stipulation and Agreement of Compromise and Settlement (the "Amended Stipulation of Settlement") with the Delaware Court. The Amended Stipulation of Settlement provides for a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, the Amended Stipulation of Settlement provides that BTU, its insurer(s), or its successor(s) in interest will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement, and that the defendants in the Stockholder Actions agree not to oppose an application to the Delaware Court for fees and expenses not to exceed $325,000. The Amended Stipulation of Settlement is subject to court approval. The Company and BTU entered into the Amended Stipulation of Settlement solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Amended Stipulation of Settlement. In such event, the proposed settlement as contemplated by the Amended Stipulation of Settlement may be terminated.
These Stockholder Actions may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company from this litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), is trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS.” On November 12, 2015, the closing price of our Common Stock as reported on the NASDAQ Global Market was $5.28 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2015 and 2014, as reported by the NASDAQ Global Market.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First quarter	$11.15	$7.52	$9.21	$6.19
Second quarter	$12.59	$7.96	$13.74	$6.87
Third quarter	$12.93	$9.84	$13.00	$7.58
Fourth quarter	$11.11	$4.27	$12.37	$8.47

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for: the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2010.

$250
$200
$150
$100
$50
$0
Value of $100 Invested
9/30/10
9/30/11
9/30/12
9/30/13
9/30/14
9/30/15
Year
Amtech System s, Inc.
NASDAQ Com posite Index
NASDAQ Industrial Index

HOLDERS

As of November 12, 2015, there were 604 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 4,920 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2015, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	1,627,477	$9.11	1,083,638
Equity compensation plans not approved by security holders	—		—
Total	1,627,477		1,083,638
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments to each thereto.

COMPANY PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities in fiscal 2015.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2015	2014	2013	2012	2011
Operating Data:
Net revenue	$104,883	$56,501	$34,798	$81,539	$246,705
Gross profit	$27,008	$11,626	$4,313	$9,193	$90,657
Operating income (loss) (1)	$(13,521)	$(13,089)	$(19,994)	$(32,984)	$38,279
Net income (loss) attributable to Amtech Systems, Inc. (2) (3)	$(7,771)	$(13,047)	$(20,069)	$(23,031)	$22,882
Earnings (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings (loss) per share	$(0.65)	$(1.34)	$(2.11)	$(2.43)	$2.41
Diluted earnings (loss) per share	$(0.65)	$(1.34)	$(2.11)	$(2.43)	$2.34
Order backlog	$34,589	$28,522	$26,766	$18,703	$85,892
Balance Sheet Data:
Cash and cash equivalents	$25,852	$27,367	$37,197	$46,726	$67,382
Working capital	$46,331	$32,289	$42,861	$58,832	$89,797
Total assets	$125,456	$89,904	$110,947	$129,022	$205,865
Total current liabilities	$39,371	$33,136	$41,334	$42,611	$80,794
Total equity	$72,647	$53,588	$66,803	$84,051	$122,331
____________________

(1)
Includes $0.1 million, $0.3 million and $3.7 million of expense related to inventory write-downs in fiscal 2015, 2014 and 2013, respectively. Includes $12.8 million of expense related to inventory write-downs and loss contracts for inventory purchase commitments, and $5.4 million of impairment charges in fiscal 2012.

(2)
Includes $1.3 million, $1.7 million, $2.0 million, $5.6 million and $0.9 million of losses in fiscal 2015, 2014, 2013, 2012 and 2011, respectively, resulting from the 55% controlling interest in Kingstone acquired February 18, 2011 and the 51% interest in SoLayTec acquired December 24, 2014.

(3)	Includes $8.8 million gain on deconsolidation resulting from the deconsolidation of Kingstone on September 16, 2015.

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

Overview

We operate in three segments: (i) solar, (ii) semiconductor and (iii) polishing. In our solar segment, we are a leading global supplier of thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (PECVD), atomic layer deposition (ALD), related automation, parts and services, to the solar/photovoltaic industry. In our semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our polishing supplies segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has experienced a structural imbalance between supply and demand. This imbalance has negatively impacted our results of operations.

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  On January 30, 2015, we completed the acquisition of BTU, which provides complementary thermal processing technologies in the semiconductor, electronics and solar sectors, and strengthens our footprint in China and other key geographic markets. On December 24, 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides atomic layer deposition systems used in high efficiency solar cells. In February 2011, we acquired a 55% ownership interest in Kingstone. In October 2007, we acquired R2D Automation SAS, which allowed us to provide our solar diffusion furnaces with integrated automation which is also sold as a stand-alone product.

In September 2015, the Company sold a portion of its interest in Kingstone Semiconductor Company Ltd, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries, to a China-

based venture capital firm. Proceeds from the sale of shares will be paid to Amtech and used to support the company's core strategic initiatives. Upon completion of the transaction, we own 15% of the Hong Kong holding company (effectively a 10% beneficial ownership in the Shanghai operating entity).

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of sales	74.1%	78.9%	77.1%
Write-down of inventory	0.1%	0.5%	10.5%
Gross margin	25.8%	20.6%	12.4%
Selling, general and administrative	31.5%	32.6%	48.4%
Restructuring charges	0.6%	—%	2.5%
Research, development and engineering	6.6%	11.1%	19.0%
Operating loss	(12.9)%	(23.1)%	(57.5)%
Gain on deconsolidation of Kingstone	8.4%	—%	—%
Interest and other income, net	(0.1)%	0.0%	0.5%
Loss before income taxes	(4.6)%	(23.1)%	(57.0)%
Income tax provision	1.8%	2.2%	5.3%
Net loss	(6.4)%	(25.3)%	(62.3)%
Add: net (income) loss attributable to noncontrolling interest	(1.0)%	2.2%	4.7%
Net loss attributable to Amtech Systems, Inc.	(7.4)%	(23.1)%	(57.6)%

Fiscal 2015 compared to Fiscal 2014

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

	Years Ended September 30,
Segment	2015	2014	Inc (Dec)%
	(dollars in thousands)
Solar	$56,689	$36,069	$20,620	57%
Semiconductor	37,250	9,779	27,471	281%
Polishing	10,944	10,653	291	3%
Total net revenue	$104,883	$56,501	$48,382	86%

Net revenue for the years ended September 30, 2015 and 2014 were $104.9 million and $56.5 million, respectively; an increase of $48.4 million or 86%. Revenue from the solar segment increased 57% due primarily to increased sales of our expanded portfolio of solar products, including our PECVD equipment, as well as our solar diffusion systems and related automation. Revenue from the semiconductor segment increased 281% due primarily to the acquisition of BTU in January 2015.

Revenues from the polishing supplies segment increased slightly due to increases in sales of polishing templates which are used in single-sided polishing processes. Sales of polishing templates have improved, due primarily to the increased demand for sapphire substrates used in LED lighting and mobile communication devices.

Backlog and Orders

Our backlog as of September 30, 2015 and 2014 was $34.6 million and $28.5 million, respectively. Our backlog as of September 30, 2015 included approximately $19.6 million of orders and deferred revenue from our solar industry customers compared to $20.9 million as of September 30, 2014. New orders booked in fiscal 2015 were $109.9 million ($52.7 million solar) compared to $61.3 million ($34.0 million solar) in fiscal 2014. As the majority of the backlog is denominated in Euros, the weakening of the Euro during fiscal 2015 resulted in a decrease in backlog of approximately $4.6 million. At the end of fiscal 2015, two customers individually accounted for 15% and 14% of our total backlog. At the end of fiscal 2014, two customers individually accounted for 31% and 13% of our total backlog.

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

	Years Ended September 30,
Segment	2015	2014	Inc (Dec)%
	(dollars in thousands)
Solar	$11,639	$5,263	$6,376	121%
Semiconductor	11,442	1,949	9,493	487%
Polishing	3,927	4,414	(487)	(11)%
Total gross profit	$27,008	$11,626	$15,382	132%

Gross profit for the years ended September 30, 2015 and 2014 was $27.0 million and $11.6 million respectively; an increase of $15.4 million or 132%. Gross margin for fiscal 2015 increased to 26% from 21% in fiscal 2014. Gross margin for the solar segment increased to 21% in fiscal 2015, compared to 15% in fiscal 2014 due primarily to higher sales volumes. In the semiconductor segment gross margin was 31% in fiscal 2015, compared to 20% in fiscal 2014 primarily due to the BTU acquisition. In fiscal 2015 and 2014, use of previously written down inventory had a $4.0 million favorable impact. In fiscal 2015, we had a net recognition of previously deferred profit of $1.3 million compared to a net deferral of $6.1 million in fiscal 2014. Gross margin from our polishing supplies segment was 36% and 41% in fiscal 2015 and 2014, respectively. Lower margins in this segment resulted primarily from product mix.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

Total SG&A expenses for the years ended September 30, 2015 and 2014 were $33.0 million and $18.4 million respectively. SG&A increased due, in part, to the acquisition of BTU.  In addition to SG&A expenses incurred by BTU, expenses were higher due to activity leading up to our acquisitions of BTU and SoLayTec and restructuring of our investment in Kingstone, as well as increases from higher shipping and commission expenses resulting from higher sales in fiscal 2015, partially offset by lower bad debt expenses.  SG&A expense includes $1.2 million and $0.8 million of stock-based compensation expense for fiscal years 2015 and 2014, respectively.

Impairment and Restructuring Charges

Restructuring charges for the year ended September 30, 2015 was $0.6 million, related primarily to severance costs. There were no restructuring charges in fiscal 2014.

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

	Years Ended September 30,
	2015	2014	Inc (Dec)%
	(dollars in thousands)
Research, development and engineering	$13,214	$10,863	$2,351	22%
Grants earned	(6,296)	(4,572)	(1,724)	38%
Net research and development and engineering	$6,918	$6,291	$627	10%

RD&E expense, net of grants earned, for the fiscal year ended September 30, 2015 increased $0.6 million compared to fiscal 2014. Gross RD&E spending increased due primarily to the acquisition of BTU and SoLayTec. Increased RD&E spending was partially offset by increased recognition of grants earned. We receive reimbursements through governmental research and development grants which are netted against these expenses.

Income Tax Provision

Our effective tax rate was negative 39.8% and negative 9.5% in fiscal 2015 and 2014, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The negative effective tax rate in fiscal 2015 was due primarily to increasing the valuation allowance on the current period net operating loss and foreign withholding taxes associated with the partial sale of our investment in Kingstone. See Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report. In 2014 the negative effective tax rate was due primarily to increasing the valuation allowance on the current period net operating losses and establishing an allowance on all deferred tax assets related to France in 2014. The increase in the valuation allowance was recorded due to cumulative losses in China, The Netherlands and France. The effective tax rates in 2015 and 2014 were different than the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses in The Netherlands, China and France and the withholding taxes in 2015.

The Financial Accounting Standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we concluded that it was appropriate to establish a full valuation allowance for net deferred tax assets in the Netherlands, France and China. Available tax planning strategies cause us to believe that it is more likely than not that the deferred tax assets related to the United States tax jurisdiction will be realized despite cumulative losses there.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Fiscal 2014 compared to Fiscal 2013

Net Revenue

Net revenue for the years ended September 30, 2014 and 2013 were $56.5 million and $34.8 million, respectively; an increase of $21.7 million or 62%. Revenue from the solar segment increased 57% due primarily to increased shipments of n-type technology equipment to the solar industry in fiscal 2014. These increases were partially offset by deferred revenue related to the significant amount of new product shipped, including PECVD systems. Revenue from the semiconductor segment increased 186% due to an upturn in our semiconductor customers' capital equipment purchases.
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

Gross Profit and Gross Margin

Gross profit for the years ended September 30, 2014 and 2013 was $11.6 million and $4.3 million respectively; an increase of $7.3 million. Gross margin for fiscal 2014 increased to 21% from 12% in fiscal 2013. Gross margin for the solar segment was 15% in fiscal 2014, compared to 7% in fiscal 2013. In fiscal 2014, use of previously written down inventory had a $4.0 million favorable impact on gross margins in the solar segment. Partially offsetting this improvement was recognition of previously-deferred revenue from relatively low-margin new product shipments in fiscal 2014. In fiscal 2014, we had a net profit deferral of $6.1 million compared to a net recognition of previously-deferred profit of $7.5 million in fiscal 2013. Gross margin for the semiconductor segment was 20% in fiscal 2014, compared to 1% in 2013. Gross margin from our polishing supplies segment was 41% and 32% in fiscal 2014 and 2013, respectively. Higher margins in this segment resulted primarily from improved operational efficiencies associated with increased sales of polishing templates.

Selling, General and Administrative Expenses

Total SG&A expenses for the years ended September 30, 2014 and 2013 were $18.4 million and $16.8 million respectively. This includes $0.8 million and $2.5 million of stock-based compensation expense for the respective fiscal years 2014 and 2013. The decrease in stock-based compensation expense was offset by bad debt expense of $1.3 million related to financial difficulties encountered by certain customers, higher legal and consulting expenses, primarily related to activity leading to the successful integration with BTU International, and SoLayTec as well as increased commission expenses due to higher revenues.

Impairment and Restructuring Charges

Restructuring charges for the year ended September 30, 2013 were $0.9 million, related primarily to severance costs. There were no impairment charges for the year ended September 30, 2013. There were no impairment or restructuring charges in fiscal 2014.

Research, Development and Engineering

	Years Ended September 30,
	2014	2013	Inc (Dec)%
	(dollars in thousands)
Research, development and engineering	$10,863	$8,459	$2,404	28%
Grants earned	(4,572)	(1,865)	(2,707)	145%
Net research and development, and engineering	$6,291	$6,594	$(303)	(5)%

RD&E expense (net of grants earned) for the fiscal year ended September 30, 2014 decreased $0.3 million compared to fiscal 2013. Gross R&D spending increased due primarily to higher activity in the development of equipment for the solar industry as well as ion implant technology for markets other than solar. Increased R&D spending was partially offset by increased recognition of grants earned. We receive reimbursements through governmental research and development grants which are netted against these expenses.

Income Tax Provision

Our effective tax rate was negative 9.5% and negative 9% in fiscal 2014 and 2013, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The negative effective tax rates in fiscal 2014 and 2013 were due primarily to increasing the valuation allowance on the current period net operating losses and establishing an allowance on all deferred tax assets related to France in 2014 and The Netherlands in 2013. The valuation allowance was recorded due to cumulative losses in China, The Netherlands and France. The effective tax rate in 2014 and 2013 were lower than the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses in China, The Netherlands and France.

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

Liquidity and Capital Resources

As of September 30, 2015 and 2014, cash and cash equivalents were $25.9 million and $27.4 million, respectively. As of September 30, 2015 and 2014, cash and cash equivalents held by our foreign subsidiaries was $9.6 million and $7.5 million, respectively. As of September 30, 2015 and 2014, restricted cash was $0.6 million and $2.4 million, respectively. Restricted cash decreased due to partial sale of our interest in Kingstone, and a decrease in customer deposits requiring bank guarantees collateralized by cash. Our working capital was $46.3 million as of September 30, 2015 and $32.3 million as of September 30, 2014. The decrease in cash during fiscal 2015 of $1.5 million was primarily due to cash used by operating activities of $10.1 million, including tax payments of $5.1 million, capital expenditures of $0.6 million and cash provided by financing activities of $0.8 million, partially offset by $8.2 million of net cash acquired in the acquisition of BTU and SoLayTec and $0.7 million of proceeds from the sale of a portion of our investment in Kingstone. We received additional proceeds from the partial sale of Kingstone of $7.1 million in October and November 2015. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.2:1 and 2.0:1 as of September 30, 2015 and September 30, 2014 respectively.

In December 2014, we acquired long-term debt as part of the SoLayTec acquisition. Subsequent to the acquisition, there were additional borrowings of $0.7 million. As of September 30, 2015 the debt has a remaining balance of $2.4 million. The SoLayTec debt has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021. Additionally, in January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired from BTU has an interest rate of 4.4% through September, 2018, at which time the interest rate will be adjusted and indexed to the Federal Home Loan Board Five Year Classic Advance Rate. The remaining balance on the BTU debt as of September 30, 2015 was $6.9 million.
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

	Fiscal Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(10,066)	$(11,081)	$(9,953)
Net cash provided by (used in) investing activities	$8,281	$(462)	$(178)
Net cash provided by (used in) financing activities	$805	$1,481	$(238)

Cash Flows from Operating Activities

Cash used in operating activities was $10.1 million, $11.1 million, and $10.0 million in fiscal years 2015, 2014, and 2013 respectively. During fiscal 2015, 2014 and 2013, cash declined due to losses from operations, adjusted for non-cash charges. In fiscal 2015, cash was also used to make tax payments of $5.1 million and through increases in inventory and other working capital. Partially offsetting these uses of cash were increases in accounts payable and customer deposits. In fiscal 2014, significant uses of cash included increases in accounts receivable and decreases in customer deposits and other liabilities, partially offset by sources such as tax refunds and increases in deferred profit. Significant sources of cash in fiscal 2013 were primarily collections of accounts receivable and increases in accrued liabilities and customer deposits. Partially offsetting the fiscal 2013 sources were income tax payments of approximately $8.7 million and decreases in liabilities such as deferred profit, accounts payable and other accruals.

Cash Flows from Investing Activities

Investing activities in fiscal 2015 provided cash of $8.3 million due to $8.2 million of net cash acquired in the acquisition of BTU and SoLayTec and $0.7 million of proceeds from the sale of a portion of our investment in Kingstone. Investing activities in fiscal 2014 and 2013 resulted primarily from the solar and semiconductor industry downturn. During fiscal 2015, 2014 and 2013, capital expenditures were $0.6 million, $0.5 million and $0.2 million respectively.

Cash Flows from Financing Activities

In fiscal 2015, cash provided by financing activities was $0.8 million, consisting primarily of net borrowings on long-term obligations and net proceeds from the exercise of stock options. In fiscal 2014, cash provided by financing activities was $1.5 million, consisting primarily of proceeds from employee exercises of stock options and the related tax benefits. In fiscal 2013, there were few financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2015:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Debt obligations	$9,367	$919	$1,698	$926	$5,824
Operating lease obligations:
Buildings	1,686	724	715	247	$—
Office equipment	167	88	79	—	—
Vehicles	385	160	177	48	—
Total operating lease obligations	2,238	972	971	295	—
Purchase obligations	9,826	9,826	—	—	—
Total	$21,431	$11,717	$2,669	$1,221	$5,824
Other commercial obligations:
Bank guarantees	$416	$416	$—	—	—

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

Where the installation and acceptance of more than two similarly configured items of equipment have not become routine, recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount. Since we defer only those costs directly related to installation, or other unit of accounting not yet delivered, and the portion of the contract price is often considerably greater than the relative selling price of those items, our policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

In fiscal 2015, 2014 and 2013, judgment was also exercised in determining the amount of income taxes to recognize in those years in connection with the reorganization of our Netherlands operations and the related tax on those transfers. In fiscal 2015, judgment was necessary in the proper application of the tax regulations of foreign jurisdictions in conjunction with the partial sale of our investment in Kingstone.

Inventory Valuation and Inventory Purchase Commitments. We value our inventory at the lower of cost or net realizable value. Costs for approximately 60% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

We must order components for our products and build inventory in advance of product shipments through issuance of purchase orders based on projected demand. These commitments typically cover our requirements for periods ranging from 30 to 180 days or longer when there is a significant increase in demand or lead-times from suppliers. These purchase commitments may result in accepting delivery of components not needed to meet current demand.  We accrue for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled, and for excess inventories that will likely result in our taking delivery of ordered inventory items in excess of our projected needs. If there is an abrupt and substantial decline in demand for one or more of our products, an unanticipated change in technological requirements for any of our products, or a change in our suppliers' practice of not enforcing purchase commitments, we may be required to record additional charges for these items. This would negatively impact gross margin in the period when the charges are recorded.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2015, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are generally conducted in their functional currency, the U.S. dollar. Our operations in Europe, China and other countries are primarily conducted in their functional currencies and we occasionally enter into transactions in non-functional currencies. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2015 and in 2014, we did not hold any stand-alone or separate derivative instruments. We incurred foreign currency translation losses of approximately $0.3 million and gains of less than $0.1 million, during the year ended September 30, 2015 and 2014, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $26.2 million as of September 30, 2015. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.6 million of other comprehensive income (loss).

As of September 30, 2015 sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $1.6 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of September 30, 2015, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.0 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amtech Systems, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amtech Systems, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2015, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited Amtech Systems, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, based on our audit, Amtech Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated November 19, 2015, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 19, 2015

PART I FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

Assets	September 30, 2015	September 30, 2014
Current Assets
Cash and cash equivalents	$25,852	$27,367
Restricted cash	638	2,380
Accounts receivable
Trade (less allowance for doubtful accounts of $5,009 and $2,846 at	14,488	8,896
September 30, 2015 and September 30, 2014, respectively)
Unbilled and other	8,494	6,880
Inventories	23,329	16,760
Deferred income taxes	2,050	1,060
Notes and other receivable	7,079	—
Other	3,772	2,082
Total current assets	85,702	65,425

Property, Plant and Equipment - Net	17,761	9,752
Deferred income taxes - Long Term	430	1,300
Other Assets - Long Term	3,356	2,426
Investments	2,733	—
Intangible Assets - Net	4,939	2,678
Goodwill	10,535	8,323
Total Assets	$125,456	$89,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,646	$6,003
Current maturities of long-term debt	919	—
Accrued compensation and related taxes	5,605	4,269
Accrued warranty expense	793	628
Deferred profit	4,873	6,908
Customer deposits	7,154	4,992
Other accrued liabilities	3,551	5,346
Income taxes payable	830	4,990
Total current liabilities	39,371	33,136
Long-term Debt	8,448	—
Income Taxes Payable Long-term	4,990	3,180
Total Liabilities	52,809	36,316

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,150,469 and 9,848,253 at September 30, 2015 and September 30, 2014, respectively	131	98
Additional paid-in capital	110,191	81,884
Accumulated other comprehensive loss	(8,666)	(5,790)
Retained deficit	(28,822)	(21,051)
Total Stockholders' Equity	72,834	55,141
Noncontrolling interest	(187)	(1,553)
Total Equity	72,647	53,588
Total Liabilities and Stockholders' Equity	$125,456	$89,904
The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2015	2014	2013
Revenue, net of returns and allowances	$104,883	$56,501	$34,798
Cost of sales	77,737	44,581	26,833
Write-down of inventory	138	294	3,652
Gross profit	27,008	11,626	4,313
Selling, general and administrative	33,028	18,424	16,830
Research, development and engineering	6,918	6,291	6,594
Restructuring charges	583	—	883
Operating loss	(13,521)	(13,089)	(19,994)
Gain on deconsolidation of Kingstone	8,814	—	—
Interest and other (expense) income, net	(100)	40	147
Loss before income taxes	(4,807)	(13,049)	(19,847)
Income tax provision	1,910	1,240	1,860
Net loss	(6,717)	(14,289)	(21,707)
Add: net (income) loss attributable to noncontrolling interest	(1,054)	1,242	1,638
Net loss attributable to Amtech Systems, Inc.	$(7,771)	$(13,047)	$(20,069)
Loss Per Share:
Basic loss per share attributable to Amtech shareholders	$(0.65)	$(1.34)	$(2.11)
Weighted average shares outstanding	12,022	9,732	9,529
Diluted loss per share attributable to Amtech shareholders	$(0.65)	$(1.34)	$(2.11)
Weighted average shares outstanding	12,022	9,732	9,529

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Income (Loss)
(in thousands)

	Years Ended September 30,
	2015	2014	2013

Net loss	$(6,717)	$(14,289)	$(21,707)
Foreign currency translation adjustment	(3,010)	(1,202)	2,225
Comprehensive loss	(9,727)	(15,491)	(19,482)

Comprehensive (income) loss attributable to noncontrolling interest	(920)	1,210	1,674
Comprehensive loss attributable to Amtech Systems, Inc.	$(10,647)	$(14,281)	$(17,808)

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Number of Shares	Amount	Additional Paid- In Capital
Balance at
September 30, 2012	9,484	$95	$77,377	$(6,817)	$12,065	$82,720	$1,331	$84,051
Net loss					(20,069)	(20,069)	(1,638)	(21,707)
Translation adjustment				2,261		2,261	(36)	2,225
Tax deficiency of stock options			(264)			(264)		(264)
Stock compensation expense			2,472			2,472		2,472
Restricted shares released	59	1	1			2		2
Stock options exercised	8	—	24			24		24
Balance at
September 30, 2013	9,551	$96	$79,610	$(4,556)	$(8,004)	$67,146	$(343)	$66,803
Net loss					(13,047)	(13,047)	(1,242)	(14,289)
Translation adjustment				(1,234)		(1,234)	32	(1,202)
Tax benefit of stock compensation			345			345		345
Stock compensation expense			795			795		795
Restricted shares released	34	—	—			—		—
Stock options exercised	263	2	1,134			1,136		1,136
Balance at
September 30, 2014	9,848	$98	$81,884	$(5,790)	$(21,051)	$55,141	$(1,553)	$53,588
Net loss					(7,771)	(7,771)	1,054	(6,717)
Translation adjustment				(2,876)		(2,876)	(134)	(3,010)
Acquisition of interest in SoLayTec							1,221	1,221
Deconsolidation of Kingstone							(775)	(775)
Tax benefit of stock compensation			30			30		30
Stock compensation expense			1,162			1,162		1,162
Shares issued for BTU purchase	3,186	32	26,593			26,625		26,625
Restricted shares released	22	—	—			—		—
Stock options exercised	94	1	522			523		523
Balance at
September 30, 2015	13,150	$131	$110,191	$(8,666)	$(28,822)	$72,834	$(187)	$72,647

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2015	2014	2013
Operating Activities
Net loss	$(6,717)	$(14,289)	$(21,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,357	2,410	2,667
Write-down of inventory	138	294	3,652
(Reversal of) provision for allowance for doubtful accounts	(194)	1,304	169
Deferred income taxes	454	194	1,368
Gain on deconsolidation of Kingstone	(8,814)	—	—
Non-cash share based compensation expense	1,162	795	2,472
Changes in operating assets and liabilities:
Restricted cash	(1,731)	2,662	(326)
Accounts receivable	1,700	(11,786)	10,629
Inventories	(1,308)	3,636	(221)
Accrued income taxes	(4,329)	6,849	(7,818)
Other assets	2,119	782	(360)
Accounts payable	939	766	(495)
Accrued liabilities and customer deposits	4,647	(10,805)	7,489
Deferred profit	(1,490)	6,107	(7,472)
Net cash used in operating activities	(10,067)	(11,081)	(9,953)
Investing Activities
Purchases of property, plant and equipment	(610)	(462)	(178)
Investment in acquisitions, net of cash	8,191	—	—
Proceeds from partial sale of subsidiary	700	—	—
Net cash provided by (used in) investing activities	8,281	(462)	(178)
Financing Activities
Proceeds from issuance of common stock, net	523	1,136	26
Payments on long-term obligations	(482)	—	—
Borrowings on long term debt	734	—	—
Excess tax benefit (deficiency) of stock compensation	30	345	(264)
Net cash provided by (used in) financing activities	805	1,481	(238)
Effect of Exchange Rate Changes on Cash	(534)	232	840
Net Decrease in Cash and Cash Equivalents	(1,515)	(9,830)	(9,529)
Cash and Cash Equivalents, Beginning of Year	27,367	37,197	46,726
Cash and Cash Equivalents, End of Year	$25,852	$27,367	$37,197
Supplemental Cash Flow Information:
Income tax refunds	$9	$6,474	$18
Income tax payments	5,113	184	8,678
Issuance of common stock for acquisitions	26,625	—	—
Cash paid for interest	440	—	163
Supplemental Non-cash Financing Activities:
Transfer inventory to capital equipment	$—	$527	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2015, 2014 and 2013

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”) is a global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. The Company sells these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, United States and Europe.

The Company serves niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products and on its ability to adapt to cyclical trends.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The equity method of accounting is used for investments over which the Company has a significant influence but not a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Change in Accounting Estimate - The Company regularly reviews inventory quantities and inventory purchase commitments and writes down excess and obsolete inventory to its net realizable value, and records a loss for expected purchase order cancellation charges and for excess inventory purchase commitments that cannot be cancelled. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Due to a downturn in the solar industry since 2012, product demand and production requirements have continued to decline significantly. As a result, the Company recorded a write-down of inventory of $3.7 million for fiscal year 2013. The write-down of inventory reduced net income attributable to Amtech shareholders by $3.7 million and increased basic and diluted loss per share by $0.39 cents per share. In fiscal years 2014 and 2015, the Company had inventory write-downs of $0.3 million and $0.1 million, respectively, which increased basic and diluted loss per share by $0.03 cents per share and $0.01 cent per share, respectively.

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

Where the installation and acceptance of more than two similarly configured items of equipment have not become routine, recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2015	2014	2013
	(dollars in thousands)
Deferred revenue	$7,280	$8,118	$3,371
Deferred costs	2,407	1,210	304
Deferred profit	$4,873	$6,908	$3,067

Cash Equivalents – We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $0.6 million and $2.4 million as of September 30, 2015 and 2014, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of September 30, 2015 includes $0.2 million relating the Company's proportional responsibility, assumed in connection with the BTU acquisition, for clean-up costs at a Superfund site. Restricted cash of September 30, 2014 includes cash received from research and development grants related to our ion implant technology to be used for research and development projects.

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

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Balance at beginning of year	$2,846	$638	$517
(Reversal) / Provision	(194)	1,304	199
Write offs	(130)	(13)	(78)
Acquired through business acquisitions	1,397	—	—
Adjustment	1,090	917	—
Balance at end of year	$5,009	$2,846	$638

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of the contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customers consist of solar cell and semiconductor manufacturers worldwide, as well as the lapping and polishing marketplace. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 62% of total cash balances) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained with financial institutions with reputable credit in The Netherlands, France and China.

As of September 30, 2015, no customer individually represented greater than 10% of accounts receivable. As of September 30, 2014, two customers individually represented 14% and 10% of accounts receivable, respectively.

Refer to Note 9, Geographic Regions, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 60% of inventory are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30, 2015	September 30, 2014
	(dollars in thousands)
Purchased parts and raw materials	$6,065	$8,797
Work-in-process	5,669	4,809
Finished goods	11,595	3,154
	$23,329	$16,760

Notes and Other Receivables - Notes and other Receivable consists amounts due the Company for the sale of Kingstone shares and repayment of a loan (see Note 15 "Deconsolidation"). The carrying amount of the notes receivable approximates fair value due to the short-term nature of the notes.

Property, Plant and Equipment - Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation and amortization are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation and amortization is computed using the straight-line method. Depreciation expense was $2.2 million, $1.7 million and $2.0 million in fiscal 2015, 2014 and 2013, respectively. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings 20-30 years.

The following is a summary of property, plant and equipment:

	September 30, 2015	September 30, 2014
	(dollars in thousands)
Land, building and leasehold improvements	$18,095	$10,414
Equipment and machinery	9,709	8,189
Furniture and fixtures	5,465	5,453
	33,269	24,056
Accumulated depreciation and amortization	(15,508)	(14,304)
	$17,761	$9,752

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate. During the fourth quarter of 2015, the Company obtained additional information relating to the fair value of tangible and intangible assets acquired from SoLayTec and BTU, resulting in an increase to goodwill of $0.9 million and a decrease of $0.2 million, respectively . As detailed in Note 15 "Deconsolidation", the Company deconsolidated Kingstone as of September 16, 2015. The adjustment to goodwill as a result of the deconsolidation of Kingstone is shown in the table below.

The changes in the carrying amount of goodwill for the year ended September 30, 2015 are as follows.

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$12,315	$—	$728	$13,043
Accumulated impairment losses	(4,720)		—	(4,720)
Carrying value at September 30, 2014	7,595	—	728	8,323
Goodwill recognized due to acquisitions	3,218	4,463	—	7,681
Goodwill derecognized due to deconsolidation	(5,198)	—	—	(5,198)
Net exchange differences	(271)	—	—	(271)
Carrying value at September 30, 2015	$5,344	$4,463	$728	$10,535

Goodwill	9,899	4,463	728	15,090
Accumulated impairment losses	(4,555)	—	—	(4,555)
Carrying value at September 30, 2015	$5,344	$4,463	$728	$10,535

Intangibles - Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $1.2 million, $0.7 million and $0.6 million in fiscal 2015, 2014 and 2013, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.8 million, $0.7 million, $0.6 million, $0.6 million and $0.6 million in 2016, 2017, 2018, 2019 and 2020.

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec. The intangible assets of SoLayTec total $2.0 million, of which $1.8 million is included in "Technology" and $0.2 million is included in "Trade names" in the table below. During the fourth quarter of 2015, the Company obtained additional information relating to the fair value of intangible assets acquired from SoLayTec and made an adjustment of $0.2 million. On January 30, 2015, the Company completed the merger with BTU. The intangible assets of BTU total $2.9 million, of which $1.2 million is included in "Trade names" and $1.7 million is included in "Customer lists" in the table below. During the fourth quarter of 2015, the Company obtained additional information relating to the fair value of tangible and intangible assets acquired from BTU. Using this new information, $1.7 million was recorded for the fair value of acquired "Customer lists". See Note 14, “Acquisitions,” for more information regarding the acquisition of SoLayTec and the merger with BTU.

As a result of the sale of the Company's partial ownership in Kingstone in the fourth quarter of fiscal 2015, the Company derecognized $3.2 million of intangible assets and $1.9 million of accumulated amortization. See Note 15 "Deconsolidation" for additional details relating to the deconsolidation of Kingstone.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		Years Ended September 30,
		2015			2014
		(dollars in thousands)
Non-compete agreements	4-8 years	$137	$(137)	$—	$1,055	$(955)	$100
Customer lists	6-10 years	2,434	(808)	1,626	817	(592)	225
Technology	5-10 years	3,223	(1,368)	1,855	2,319	(1,682)	637
In-process research and development	5 years	—	—	—	1,600	(27)	1,573
Trade names	10-15 Years	1,456	(72)	1,384	—	—	—
Other	2-10 years	278	(204)	74	321	(178)	143
		7,528	(2,589)	4,939	6,112	(3,434)	2,678

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Beginning balance	$628	$1,454	$2,687
Warranty expenditures	(706)	(819)	(1,360)
Reserve provision/(adjustment)	871	(7)	127
Ending balance	$793	$628	$1,454

Research, Development and Engineering Expenses - Research, development and engineering expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. Payments received for research and development grants prior to the meeting of milestones are recorded as unearned research and development grant liabilities and included in other accrued liabilities on the balance sheet. When certain contract requirements are met, governmental research and development grants are netted against research and development expenses.

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Research, development and engineering	$13,214	$10,863	$8,459
Grants earned	(6,296)	(4,572)	(1,865)
Net research, development and engineering	$6,918	$6,291	$6,594

Shipping Expense – Shipping expenses of $2.5 million, $1.0 million and $0.8 million for fiscal 2015, 2014 and 2013 are included in selling, general and administrative expenses.

Foreign Currency Transactions and Translation – The functional currency of the Company’s European operations is the Euro. Net income includes pretax net gains from foreign currency transactions of $0.3 million in fiscal 2015, and pretax net gains and losses of less than $0.1 million in fiscal 2014 and 2013. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

Income Taxes - The Company files consolidated federal income tax returns in the United States for all subsidiaries except those in the Netherlands, France, Hong Kong and China, where separate returns are filed. The Netherlands operations file separate returns in that country. The Company computes deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax laws. The Company also accrues a liability for uncertain tax positions when it is more likely than not that such tax will be incurred.

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
Stock-based compensation expense for the fiscal years ended September 30, 2015, 2014 and 2013 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Effect on income before income taxes (1)	$(1,162)	$(795)	$(2,472)
Effect on income taxes	$221	$326	$512
Effect on net income	$(941)	$(469)	$(1,960)

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

	Years Ended September 30,
	2015	2014	2013
Risk free interest rate	2%	2%	1%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	67%	69%	70%

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury and foreign bank operating and time deposit accounts. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

The Company’s employees in The Netherlands, approximately 120, participate in a multi-employer pension plan Pensioenfonds Metaal en Techniek (PMT), determined in accordance with the collective bargaining agreements effective for the industry in the Netherlands. This collective bargaining agreement has no expiration date. This multiemployer pension plan covers approximately 33,000 companies and 1.2 million participants. Amtech's contribution to the multiemployer pension plan is less than 5.0% of the total contributions to the plan. The plan monitors its risks on a global basis, not by company or employee, and is subject to regulation by Dutch governmental authorities. By law (the Dutch Pension Act), a multiemployer pension plan must be monitored against specific criteria, including the coverage ratio of the plan assets to its obligations. This coverage ratio must exceed 105% for the total plan. Every company participating in a Dutch multiemployer union plan contributes a premium calculated as a percentage of its total pensionable salaries, with each company subject to the same percentage contribution rate. The premium can fluctuate yearly based on the coverage ratio of the multiemployer union plan. The pension rights of each employee are based upon the employee’s average salary during employment, the years of service, and the participant's age at the time of retirement.

The Company's net periodic pension cost for this multiemployer pension plan for any period is the amount of the required contribution for that period. A contingent liability may arise from, for example, possible actuarial losses relating to other participating entities because each entity that participates in a multiemployer union plan shares in the actuarial risks of every other participating entity or any responsibility under the terms of a plan to finance any shortfall in the plan if other entities cease to participate

The coverage ratio of the Dutch multiemployer union plan is 95.3% as of September 30, 2015. In 2013, PMT prepared and executed a “Recovery Plan” which was approved by De Nederlandsche Bank, the Dutch central bank, which is the supervisor of all pension companies in the Netherlands. As a result of the Recovery Plan, the pension rights decreased 6.3% in April 2013 and the employer's premium percentage increased to 16.6% of pensionable wages. The coverage ratio is calculated by dividing the plan assets by the total sum of pension liabilities and is based on actual market interest. The coverage ratio of PMT fluctuates during a year due to the changes in the value of the assets and the present value of the liabilities, at the end of Q3 of Fiscal 2015 it reached a high of 103% but decreased in the fourth quarter of fiscal 2015 due to the reduction in the ultimate forward rate (which increases the present value of the liabilities) and a decrease in the value of global equities. As of September 30, 2015 PMT's total plan assets were $66.3 billion and the actuarial present value of accumulated plan benefits was $69.6 billion.

Below is a table of contributions made by the Company to multiemployer pension plans.

	Contributions
	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Pensioenfonds Metaal en Techniek (PMT)	$805	$929	$879
Other plans	158	158	163
Total	$963	$1,087	$1,042

The Company matches employee funds to the Company's defined contribution plans on a discretionary basis. The match was insignificant in fiscal years 2015, 2014 and 2013.

Impact of Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 must be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 states that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of the new guidance is not expected to materially impact the Company’s consolidated financial position or results of operations
In August 2015, the FASB issued ASC Update No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). Update No. 2015-12 has three parts. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. Update No. 2015-12 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-12 is not expected to have a material impact on our financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the the standard and the impact on our financial position and results of operations.

2. Stock-Based Compensation

Stock-Based Plans –The 2007 Employee Stock Incentive Plan (the “2007 Plan), under which 500,000 shares could be granted, was adopted by the Board of Directors in April 2007, and approved by the shareholders in May 2007. The 2007 Plan was amended in 2009, 2014, and 2015 to add 2,500,000 shares. The Non-Employee Directors Stock Option Plan was approved by the shareholders in 1996 for issuance of up to 100,000 shares of Common Stock to directors. shares. The Non-Employee Directors Stock Option Plan was amended in 2005, 2009, and 2014 to add 400,000 shares.

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

As of September 30, 2015 and 2014, the unamortized expense related to restricted shares was less than $0.1 million and $0.1 million, respectively, and it is expected to be recognized over one year.

Restricted stock transactions and outstanding awards are summarized as follows:

	Years Ended September 30,
	2015		2014		2013
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	35,203	$10.13	69,154	$10.13	127,975	$9.06
Awarded	—	—	—	—	—	—
Released	(21,663)	11.47	(33,951)	10.13	(58,771)	7.81
Forfeited	—	—	—	—	(50)	7.98
Ending Outstanding	13,540	$7.98	35,203	$10.13	69,154	$10.13

Stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	3,000,000	916,038	1,425,297	Mar. 2020
1998 Employee Stock Option Plan	500,000	—	23,710	Jan. 2008
Non-Employee Directors Stock Option Plan	500,000	167,600	178,470	Mar. 2020
		1,083,638	1,627,477

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,063,324	$7.37	1,059,567	$6.71	891,293	$9.37
Granted	327,500	9.74	272,906	7.01	312,850	2.95
Assumed - merger	367,229	14.19	—		—
Exercised	(94,701)	5.52	(263,643)	4.31	(8,450)	3.08
Forfeited/canceled	(35,875)	24.71	(5,506)	9.63	(136,126)	15.75
Outstanding at end of period	1,627,477	$9.11	1,063,324	$7.37	1,059,567	$6.71

Exercisable at end of period	1,002,421	$9.74	674,237	$8.18	874,591	$7.13

Weighted average grant-date fair value of options granted during the period	$5.91		$4.38		$1.82

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2015:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)
2.95-3.30	165,310	7.1	$2.96
3.80-7.00	143,402	3.4	5.69
7.01-7.14	269,106	8.2	7.01
7.15-7.87	60,223	5.5	7.60
7.88-8.00	246,806	6.2	7.98
8.01-9.94	99,338	6.4	8.93
9.95-10.49	282,500	9.1	9.98
10.50-15.23	184,041	2.7	11.80
15.24-22.26	161,489	3.1	18.00
27.47-25.00	15,262	2.5	27.47
	1,627,477	6.1	$9.11	$238

Vested and expected to vest as of September 30, 2015	1,624,545	6.1	$9.11	$238

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
2.95-3.30	99,968	$2.97
3.80-7.00	143,402	5.69
7.01-7.14	81,327	7.01
7.15-7.87	23,144	7.15
7.88-8.00	246,806	7.98
8.01-9.94	43,566	9.42
9.95-10.49	6,000	9.98
10.50-15.23	181,457	11.81
15.24-22.26	161,489	18.00
27.47-25.00	15,262	27.47
	1,002,421	9.74	$150

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.30 per share as of September 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2015, 2014 and 2013 was $1.1 million, $1.3 million and less than $0.1 million, respectively.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income (loss). In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 1,640,000, 1,099,000 and 1,130,000 shares are excluded from the fiscal 2015, 2014 and 2013 earnings per share calculations as they are anti-dilutive.

	Years ended September 30,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(7,771)	$(13,047)	$(20,069)
Weighted Average Shares Outstanding:
Common stock	12,022	9,732	9,529
Basic loss per share attributable to Amtech shareholders	$(0.65)	$(1.34)	$(2.11)
Diluted Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(7,771)	$(13,047)	$(20,069)
Weighted Average Shares Outstanding:
Common stock	12,022	9,732	9,529
Common stock equivalents (1)	—	—	—
Diluted shares	12,022	9,732	9,529
Diluted loss per share attributable to Amtech shareholders	$(0.65)	$(1.34)	$(2.11)

(1) The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Stockholders’ Equity

Shareholder Rights Plan – On December 15, 2008, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amended and restated the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of the Company’s outstanding Common Shares, par value $0.01 per share (“Common Shares”). As amended, each Right entitles the registered holder to purchase from the Company one one thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of the Company’s common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15%or more of the Company’s common stock.  The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.

On October 1, 2015, the Company entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with Computershare Trust Company, N.A., which expands the definition of Exempted Person to include any person that the Board, in its sole and absolute discretion, exempts from becoming an Acquiring Person under the Second Restated Rights Agreement. A Person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

As previously disclosed, on October 8, 2015, the Company entered into a Letter Agreement (the “Agreement”) by and between the Company and certain shareholders of the Company who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Agreement permits the Joint Filers, pursuant to the Restated Rights Agreement, to individually acquire shares of common stock of the Company that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of the Company’s issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of the Company’s issued and outstanding shares of common stock, the Company is entitled to specific performance and all other remedies entitled to the Company at law or equity, among others. The Company’s board of directors approved the Agreement and transactions contemplated thereunder, and has the sole authority to terminate the Agreement at any time.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2015	September 30, 2014
	(dollars in thousands)
Unearned research and development grants	$103	$3,989
Other	3,448	1,357
	$3,551	$5,346

6. Commitments and Contingencies

Purchase Obligations – As of September 30, 2015, the Company had unrecorded purchase obligations in the amount of $9.8 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.
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

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. As previously disclosed in the Company’s filings with the SEC, shortly after the Company entered into the merger agreement with BTU, two separate putative stockholder class action complaints (together, the "Stockholder Actions") were filed in the Court of Chancery of the State of Delaware (the "Delaware Court"). The first was filed on November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.
On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement with the Delaware Court to memorialize the MOU. On November 6, 2015, the Company and BTU, along with the other defendants named therein, filed an Amended Stipulation and Agreement of Compromise and Settlement (the "Amended Stipulation of Settlement") with the Delaware Court. The Amended Stipulation of Settlement provides for a release of all claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, the Amended Stipulation of Settlement provides that BTU, its insurer(s), or its successor(s) in interest will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement, and that the defendants in the Stockholder Actions agree not to oppose an application to the Delaware Court for fees and expenses not to exceed $325,000. The Amended Stipulation of Settlement is subject to court approval. The Company and BTU entered into the Amended Stipulation of Settlement solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Amended Stipulation of Settlement. In such event, the proposed settlement as contemplated by the Amended Stipulation of Settlement may be terminated.
These Stockholder Actions may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company from this litigation.

Operating Leases – The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $1.2 million, $1.0 million, and $1.0 million in fiscal 2015, 2014 and 2013, respectively. As of September 30, 2015, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $2.2 million, of which $0.9 million, $0.6 million, $0.4 million, $0.2 million and $0.1 million is payable in fiscal 2016, 2017, 2018, 2019 and 2020, respectively, and none thereafter.

7. Major Customers and Foreign Sales
 In fiscal 2015, two customers accounted for 15% and 11% of net revenue. In fiscal 2014, two customers individually accounted for 18% and 11% of net revenue. In fiscal 2013, one customer accounted for 20% of net revenue .

Our net revenues for fiscal 2015, 2014 and 2013 were to customers in the following geographic regions:

	Years Ended September 30,
	2015	2014	2013
United States	24%	21%	20%
Other	2%	—%	—%
Total Americas	26%	21%	20%
Taiwan	13%	16%	14%
Malaysia	13%	3%	3%
China	26%	14%	39%
Other	8%	12%	8%
Total Asia	60%	45%	64%
Germany	5%	16%	5%
Other	9%	18%	11%
Total Europe	14%	34%	16%
	100%	100%	100%

8. Business Segments

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

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, and on January 30, 2015, the Company completed its acquisition of BTU. Beginning in the second quarter of 2015, SoLayTec’s business is included in the results for the solar segment, and BTU’s business is included in the results for the semiconductor segment. See Note 14, “Acquisitions”, for additional information with respect to the Company’s recent acquisitions.

Information concerning our business segments is as follows:

	Years ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net revenue:
Solar*	$56,689	$36,069	$22,943
Semiconductor	37,250	9,779	3,425
Polishing	10,944	10,653	8,430
	$104,883	$56,501	$34,798
Operating income (loss):
Solar*	$(4,741)	$(11,010)	$(13,720)
Semiconductor	(1,268)	851	(657)
Polishing	1,935	2,805	1,282
Non-segment related	(9,447)	(5,735)	(6,899)
	$(13,521)	$(13,089)	$(19,994)
* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue

	Years ended September 30,
	2015	2014	2013
	(dollars in thousands)
Capital expenditures:
Solar	$411	$282	$90
Semiconductor	136	110	8
Polishing	63	70	80
	$610	$462	$178
Depreciation and amortization expense:
Solar	$2,940	$2,236	$2,451
Semiconductor	318	40	50
Polishing	99	134	166
	$3,357	$2,410	$2,667

	September 30, 2015	September 30, 2014
	(dollars in thousands)
Identifiable assets:
Solar*	$45,717	$50,197
Semiconductor	46,912	5,281
Polishing	5,793	6,377
Non-segment related	27,034	28,049
	$125,456	$89,904
Goodwill:
Solar*	$5,344	$7,595
Semiconductor	4,463	—
Polishing	728	728
	$10,535	$8,323

9. Geographic Regions

The Company has operations in The Netherlands, United States, France and China. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net revenue:
The Netherlands	$46,982	$31,779	$17,615
United States	37,483	20,433	11,855
France	8,387	4,218	5,328
China	9,725	71	—
Other	2,306	—	—
	$104,883	$56,501	$34,798

Operating income (loss):
The Netherlands	$(9,069)	$(9,403)	$(11,139)
United States	(5,541)	(207)	(4,346)
France	(330)	(611)	(815)
China	986	(2,868)	(3,694)
Other	433	—	—
	$(13,521)	$(13,089)	$(19,994)

		As of September 30,
		2015	2014
Net long-lived assets (excluding intangibles and goodwill)
The Netherlands		$6,677	$7,617
United States		10,162	1,016
France		346	475
China		576	644
		$17,761	$9,752

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Current:
Domestic Federal	$(320)	$370	$(150)
Foreign	500	530	800
Foreign withholding taxes	1,240	—	—
Domestic state	—	80	(110)
Total current	1,420	980	540

Deferred:
Domestic Federal	720	(490)	(290)
Foreign	(210)	750	1,610
Domestic state	(20)	—	—
Total deferred	490	260	1,320
Total provision	$1,910	$1,240	$1,860

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of thirty-four percent is as follows:

	Year Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Tax benefit at the U.S. rate	$(1,630)	$(4,440)	$(6,750)
Effect of permanent book-tax differences	(1,570)	30	970
State tax provision	(40)	80	(110)
Valuation allowance for net deferred tax assets	2,490	3,900	5,850
Uncertain tax items	330	370	450
Foreign tax rate differential	1,890	1,000	1,440
Other items	440	300	10
	$1,910	$1,240	$1,860

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Year Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$340	$230	$130
Inventory write-downs	4,840	950	620
Accrued warranty	280	180	200
Deferred profits	1,180	1,460	800
Accruals and reserves not currently deductible	1,920	520	490
Deferred tax assets - current	$8,560	$3,340	$2,240
Valuation allowance	(6,510)	(2,280)	(910)
Deferred tax assets - current, net of valuation allowance	$2,050	$1,060	$1,330

Deferred tax assets (liabilities)- non-current:
Stock option expense	$680	$670	$700
Book vs. tax basis of acquired assets	(1,350)	(1,210)	(1,130)
Federal net operating loss caryforwards	5,570	900	—
Foreign and state net operating losses	10,550	8,070	9,000
Book vs. tax depreciation and amortization	(2,030)	(10)	60
Foreign tax credits	3,950	—	520
Other deferred tax assets	360	2,950	(350)
Total deferred tax assets - non-current	17,730	11,370	8,800
Valuation allowance	(17,300)	(10,070)	(7,540)
Deferred tax assets (liabilities) - non-current, net of valuation allowance	$430	$1,300	$1,260

Changes in the deferred tax valuation allowance are as follows:

	Year Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Balance at the beginning of the year	$12,350	$8,450	$2,600
Additions to valuation allowance	11,460	3,900	5,850
Balance at the end of the year	$23,810	$12,350	$8,450

The deferred tax valuation allowance increased by $11.5 million and by $3.9 million for the years ended September 30, 2015 and 2014, respectively. A significant portion of this increase is related to the acquisition of BTU. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have recorded a full valuation allowance against the net deferred tax assets of the China, Dutch and French subsidiaries and of certain states since we believe that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company has federal net operating loss carryforwards of approximately $16.9 million that expire at various times between 2024 and 2035. The company also has foreign net operating loss carryforwards of approximately $37.8 million which expire at various times through 2024. The Company also has state net operating loss carryforwards of $11.4 million. In addition, the Company has approximately $3.6 million of foreign tax credits that expire at various times through 2025.
The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the $0.9 million of undistributed foreign earnings at September 30, 2015. The amount of taxes attributable to these undistributed earnings is immaterial.
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
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Balance at beginning of the year	$3,180	$2,810	$2,360
Additions related to tax positions taken in prior years	330	370	530
Reductions due to lapse of statute of limitations	—	—	(80)
Balance at the end of the year	$3,510	$3,180	$2,810

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term. Income taxes long-term also includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net expense for interest and penalties of $0.3 million, $0.4 million, and $0.5 million for fiscal years 2015, 2014 and 2013 respectively. Income taxes payable long-term on the consolidated balance sheets includes a cumulative accrual for potential interest and penalties of $1.8 million and $1.6 million as of September 30, 2015 and 2014, respectively.

The Company does not expect that the amount of our tax reserves for uncertain tax positions will materially change in the next 12 months other than the continued accrual of interest and penalties.

The Company and one or more of its subsidiaries file income tax returns in The Netherlands, Germany, France, China and other foreign jurisdictions, as well as the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year. As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, but generally is from 3 to 5 years.

These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries.

11. Restructuring Charges

During fiscal 2015, the company recorded a net charge of $0.6 million, which is reported in restructuring and other charges in the consolidated statement of operations, for employee related costs, including costs for severance related to the BTU acquisition.

12. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015:	(in thousands, except per share amounts)
Revenue	$12,396	$24,273	$40,016	$28,198
Gross margin	$3,428	$6,889	$10,128	$6,563
Provision for income taxes	$180	$170	$290	$1,270
Net income (loss) attributable to Amtech Systems, Inc.	$(5,195)	$(2,321)	$(1,604)	$1,349
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(6,247)	$(4,470)	$(1,344)	$1,414
Net income (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.53)	$(0.19)	$(0.12)	$0.10
Shares used in calculation	9,854	11,997	13,103	13,150
Diluted earnings per share	$(0.53)	$(0.19)	$(0.12)	$0.10
Shares used in calculation	9,854	11,997	13,103	13,259

Fiscal Year 2014:
Revenue	$14,772	$12,717	$9,190	$19,822
Gross margin	$4,535	$2,898	$1,631	$2,562
Provision for (benefit of) for income taxes	$560	$—	$1,325	$(645)
Net loss attributable to Amtech Systems, Inc.	$(794)	$(3,751)	$(5,257)	$(3,245)
Comprehensive loss attributable to Amtech Systems, Inc.	$(66)	$(3,756)	$(5,568)	$(4,892)
Net loss per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.08)	$(0.39)	$(0.53)	$(0.33)
Shares used in calculation	9,560	9,679	9,843	9,846
Diluted earnings per share	$(0.08)	$(0.39)	$(0.53)	$(0.33)
Shares used in calculation	9,560	9,679	9,843	9,846

13. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired is a mortgage note secured by its real property in Billerica, Massachusetts, and has a remaining balance of $6.9 million as of September 30, 2015. The debt acquired has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The loan agreement requires compliance with certain covenants. One covenant requires that the outstanding principal plus accrued interest and fees thereon is not greater than 80% of the appraised value of the mortgaged premises. The company was not in compliance with this covenant as of September 30, 2015. As of the date hereof, we have not received any notice of acceleration from the lender, nor have we received a waiver. Due to non-compliance, we have reclassified $0.2 million to current liabilities. The maturity date of the debt acquired is September 26, 2023.

In December 2014, the Company acquired long term debt as part of the SoLayTec acquisition. Subsequent to the acquisition, there were additional borrowings of $0.7 million. As of September 30, 2015 the debt has a remaining balance of $2.4 million. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

Annual maturities relating to the Company's long-term debt as of September 30, 2015 are as follows:

Annual Maturities
(in thousands)
2016	919
2017	1,122
2018	576
2019	453
2020	473
Thereafter	5,824
Total	$9,367

14. Acquisitions

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
The following unaudited pro forma data has been prepared by adjusting the Company’s historical data to give effect to the Merger as if it had occurred on October 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of other purchase accounting adjustments:

	Years Ended (unaudited)
	September 30, 2015	September 30, 2014	September 30, 2013
	(dollars in thousands, except per share data)
Revenue, net	$121,186	$111,531	$84,641
Net loss	$(9,223)	$(15,586)	$(40,108)
Earnings per share available to Amtech stockholders:
Basic	$(0.70)	$(1.21)	$(3.03)
Diluted	$(0.70)	$(1.21)	$(3.03)
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

 The Merger was an all-stock transaction. The following table summarizes the consideration transferred:

(In thousands, except per share amounts)
BTU common shares and restricted stock units exchanged	9,681
Exchange ratio	0.3291
Amtech common stock issued for consideration	3,186
Amtech common stock per share price on January 30, 2015	$8.20
Consideration for BTU common shares and restricted stock units	$26,125
Vested BTU stock options exchanged for Amtech stock options	$500
Total fair value of consideration transferred	$26,625

The following table summarizes the allocation of the consideration for the assets acquired and liabilities assumed on January 30, 2015:

(In thousands)
Fair value of net tangible assets acquired	$19,232
Goodwill	4,463
Identifiable intangible assets	2,930
Total consideration allocated	$26,625
The acquired intangible assets are the trade name "BTU", which has a fair value of $1.2 million and 15 year useful life, and customer lists of $1.7 million and a useful life of 6 years. Goodwill of $4.5 million was assigned to the semiconductor segment. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill as of September 30, 2015, is not expected to be deductible for tax purposes. During the fourth quarter of 2015, the Company obtained additional information relating to the fair value of net tangible and intangible assets acquired. Refer to Note 1 "Summary of Significant Accounting Policies" for details on the adjustments that were made. As of September 30, 2015, the accounting for the BTU acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.
Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses of $4.0 million and $1.3 million for fiscal 2015 and 2014, respectively, are included in the Selling, General and Administrative line in the Condensed Consolidated Statements of Operations.

Acquisition of SoLayTec B.V.

On December 24, 2014, the Company expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides ALD systems used in high efficiency solar cells, for a total purchase price consideration of $1.9 million.

The Company consolidated the results of operations for SoLayTec beginning on December 24, 2014, the effective date of the acquisition, which were not material to our consolidated statement of operations for fiscal 2015. Additionally, the Company's historical results would not have been materially affected by the acquisition of SoLayTec and, accordingly, has not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statements of operations. As of September 30, 2015, the accounting for the SoLayTec acquisition has not been finalized due to pending items on the valuation of acquired assets and liabilities.

15. Deconsolidation

In September 2015, the Company entered into transactions pursuant to which the Company has received $0.7 million as of September 30th, and will receive approximately $7.1 million, $3.6 million in return for shares of Kingstone and

$3.5 million for the repayment of a loan, including interest, reducing its ownership to 15% of the Hong Kong holding company (effectively a 10% beneficial ownership in the Shanghai operating entity). The loan carries interest at 1% per annum and the balance and interest were paid in full in October 2015. The cash for the sale of shares was received in November 2015. According to the terms of the transaction agreements, the Company will receive $5.6 million, approximately $3.1 million net of tax, by March 31, 2016, for its exclusive sales and service rights in the solar ion implant equipment. Following closing, the Company no longer held a controlling interest in Kingstone and as a result, Kingstone was deconsolidated on September 16, 2015, eliminating the assets, liabilities and non-controlling interests recorded for Kingstone from the Company's Consolidated Balance Sheet. The Company's investment in Kingstone will be accounted for using the equity method for periods subsequent to the deconsolidation due to the Company's ability to exert significant influence over the financial and operating policies of Kingstone, primarily through our representation on the board of directors. See Note 16 - Investment for additional details.

The Company recorded a gain of $8.8 million as a result of the deconsolidation. The gain was computed as follows: the fair value of consideration received, plus the fair values of the retained non-controlling interest and the sales and service rights, less the carrying value of Kingstone's net assets.

16. Investments

As discussed in Note 15 "Deconsolidation", on September 16, 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of the Hong Kong holding company (effectively a 10% beneficial ownership in the Shanghai operating entity). The Company's investment in Kingstone will be accounted for using the equity method for periods subsequent to the deconsolidation due to the Company's ability to exert significant influence over the financial and operating policies of Kingstone, primarily through our representation on the board of directors. The resulting equity method investment was initially recorded at fair value at $2.7 million using the value the third party purchaser placed on their investment in Kingstone Shanghai, a Level 2 input in the fair value hierarchy.

The recognition of the Company's retained interest in Kingstone at fair value upon deconsolidation resulted in a basis difference between the carrying value of the Company’s investment in Kingstone and its proportionate share in net assets of Kingstone.  The difference (the “basis difference”) between the initial fair value of the Company's investment and the proportional interest in the underlying net assets of Kingstone will be allocated to the Company's proportionate share of Kingstone’s identifiable assets and liabilities.  The portion of the basis difference attributable to tangible and definite lived intangible assets will be amortized over their respective estimated useful lives and reflected as a component of “Income (loss) from equity method investment”.

The Company is currently determining the fair value of certain assets of Kingstone.  The valuation is expected to be finalized in fiscal 2016.  The Company has estimated that the amortization of the basis difference allocable to the period from September 16, 2015 to September 30, 2015 (“the short period”) was not material.  However, once a final allocation of fair value is made, the related depreciation and amortization for the short period may be significantly different from its initial estimate.  The Company’s loss from equity method investment in Kingstone during the short period was immaterial and it is not expected that the loss will be materially different as a result of the fair value determination.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2015.

During the quarter ended March 31, 2015, the Company acquired BTU. Other than the addition of BTU's internal control over financial reporting and any related changes in control to integrate BTU into the Company, there have been no changes to Amtech’s internal control over financial reporting during fiscal year ended September 30, 2015.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued an audit report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K is incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of this filing. In the event the Proxy Statement will not be filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this annual report on Form 10-K within the 120 day period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	November 19, 2015
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	November 19, 2015
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	November 19, 2015
Bradley C. Anderson	(Principal Financial and Accounting Officer)

*	Director	November 19, 2015
Michael Garnreiter

*	Director	November 19, 2015
Paul J. van der Wansem

*	Director	November 19, 2015
Egbert J.G. Goudena

*	Director	November 19, 2015
Robert F. King

*	Director	November 19, 2015
Sukesh Mohan

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
2.1	Agreement and Plan of Merger, dated October 21, 2014, by and among Amtech Systems, Inc., BTU Merger Sub, Inc., and BTU International, Inc.	A
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	B
3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	C
3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of January 4, 2008.	D
3.4	First Amendment to the Company’s Amended and Restated Bylaws, dated January 30, 2015.	E
4.1	Second Amended and Restated Rights Agreement, dated as of October 1, 2015, by and between Amtech Systems, Inc. and Computershare Trust Company, N.A.	F
4.2	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	C
10.1	Amtech Systems, Inc. 1998 Stock Option Plan, as amended through March 29, 2002.	G
10.2	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014.	H
10.3	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended, effective April 9, 2015.	I
10.4	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	B
10.5	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	J
10.6	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	K
10.7	Amendment, dated as of July 1, 2012, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	J
10.8	Second Amendment, dated June 28, 2013, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	L
10.9	Second Amendment, dated June 28, 2013, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	L
10.10	Employment Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company.	M
10.11	Consulting Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company.	M
10.12	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated April 9, 2015.	N
10.13	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated April 9, 2015.	N
10.14	Employment Agreement between Amtech Systems, Inc. and Bradley C. Anderson, dated April 9, 2015.	N
10.15	Investment Agreement regarding Shanghai Kingstone Semiconductor Company, Ltd., dated July 17, 2015, by and between Kingstone Technology Hong Kong Limited and Suzhou Zhou Jing Investment Center (LP).	O+
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	*
24.1	Powers of Attorney	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Letter Agreement, dated October 8, 2015, by and between the Company and the Joint Filers.	P
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.PRE	Taxonomy Presentation Linkbase Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
____________________

+
This agreement is written in both the English and Chinese languages, and both versions are equally binding pursuant to the agreement. The English version was filed with the SEC and the Chinese language version is available from the Company upon request.

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

B	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.
C	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
D	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.
E	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the SEC on February 2, 2015.
F	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
G	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the 1998 Stock Option Plan), filed with the Securities and Exchange Commission on February 11, 2003.
H	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
I	Incorporated by reference to Exhibit 10.4 to Amtech’s Current Report on Form 8-K filed with the SEC on April 10, 2015.
J	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
K	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
L	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.
M	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2015.
N	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015.
O	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
P	Incorporated by reference to Amtech's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015.