Form 10-Q
period 2015-12-31
AMTECH SYSTEMS INC
filed 2016-02-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2015
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
Shares of Common Stock outstanding as of January 29, 2016: 13,167,509

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2015	September 30, 2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$22,617	$25,852
Restricted cash	847	638
Accounts receivable
Trade (less allowance for doubtful accounts of $3,708 and $5,009 at December 31, 2015, and September 30, 2015, respectively)	16,063	14,488
Unbilled and other	7,084	8,494
Inventories	21,541	23,329
Deferred income taxes	2,050	2,050
Notes and other receivable	67	7,079
Other	6,117	3,772
Total current assets	76,386	85,702
Property, Plant and Equipment - Net	17,079	17,761
Deferred income taxes - Long Term	430	430
Other Assets - Long Term	1,145	3,356
Investments	2,716	2,733
Intangible Assets - Net	4,665	4,939
Goodwill	10,974	10,535
Total Assets	$113,395	$125,456
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$10,582	$15,646
Current maturities of long-term debt	822	919
Accrued compensation and related taxes	5,349	5,605
Accrued warranty expense	766	793
Deferred profit	4,679	4,873
Customer deposits	4,601	7,154
Other accrued liabilities	2,725	3,551
Income taxes payable	940	830
Total current liabilities	30,464	39,371
Long-term Debt	9,234	8,448
Income Taxes Payable - Long Term	5,690	4,990
Total liabilities	45,388	52,809
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,164,009 and 13,150,469 at December 31, 2015, and September 30, 2015, respectively	132	131
Additional paid-in capital	110,533	110,191
Accumulated other comprehensive loss	(9,201)	(8,666)
Retained deficit	(32,837)	(28,822)
Total stockholders' equity	68,627	72,834
Noncontrolling interest	(620)	(187)
Total equity	68,007	72,647
Total Liabilities and Stockholders' Equity	$113,395	$125,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2015	2014
Revenues, net of returns and allowances	$22,074	$12,396
Cost of sales	16,119	8,968
Gross profit	5,955	3,428

Selling, general and administrative	7,596	6,384
Research, development and engineering	2,288	1,837
Operating loss	(3,929)	(4,793)
Interest expense and other income, net	(219)	97
Loss before income taxes	(4,148)	(4,696)
Income tax provision	300	180
Net loss	(4,448)	(4,876)

Add: net loss (income) attributable to noncontrolling interest	433	(319)
Net loss attributable to Amtech Systems, Inc.	$(4,015)	$(5,195)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.31)	$(0.53)
Weighted average shares outstanding	13,152	9,854
Diluted loss per share attributable to Amtech shareholders	$(0.31)	$(0.53)
Weighted average shares outstanding	13,152	9,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2015	2014
Net loss	$(4,448)	$(4,876)
Foreign currency translation adjustment	(535)	(1,058)
Comprehensive loss	(4,983)	(5,934)

Comprehensive (income) loss attributable to noncontrolling interest	433	(313)
Comprehensive loss attributable to Amtech Systems, Inc.	$(4,550)	$(6,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2015	2014
Operating Activities
Net loss	$(4,448)	$(4,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	783	705
Write-down of inventory	39	35
Deferred income taxes	9	(4)
Non-cash share based compensation expense	342	232
Provision for (reversal of) allowance for doubtful accounts	(158)	44
Changes in operating assets and liabilities:
Restricted cash	(220)	(244)
Accounts receivable	(309)	2,371
Inventories	1,412	(535)
Accrued income taxes	212	172
Other assets	(167)	(722)
Accounts payable	(4,861)	(429)
Accrued liabilities and customer deposits	(3,354)	6,407
Deferred profit	(50)	(1,259)
Net cash (used in) provided by operating activities	(10,770)	1,897
Investing Activities
Purchases of property, plant and equipment	(108)	(155)
Acquisitions, net of cash acquired	—	(253)
Proceeds from partial sale of subsidiary	7,012	—
Loss on equity investments	17	—
Net cash provided by (used in) investing activities	6,921	(408)
Financing Activities
Payments on long-term debt	(180)	—
Borrowings on long-term debt	830	—
Net cash provided by financing activities	650	—
Effect of Exchange Rate Changes on Cash	(36)	(302)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,235)	1,187
Cash and Cash Equivalents, Beginning of Period	25,852	27,367
Cash and Cash Equivalents, End of Period	$22,617	$28,554

Supplemental Cash Flow Information:
Cash paid for interest	$89	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation - Amtech Systems, Inc. (the “Company” or “Amtech”) is a global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. The Company sells these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, United States and Europe.

The Company serves niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on the Company’s ability to develop or acquire and market profitable new products and on its ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated results of operations for the three months ended December 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.

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

1.
For the Company's equipment business, transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for those products where the customer’s defined specifications have been met with at least two similarly configured systems and processes for a comparably situated customer. Selling prices may include both equipment and services, i.e., installation and start-up services performed by our service technicians. The equipment and services are multiple deliverables. Certain equipment that has a positive track record of successful installation and customer acceptance are considered to be routine systems. Revenue recognition upon delivery of such equipment that has been routinely installed and accepted is equal to the total selling price minus the relative selling price of the undelivered services.

Where the installation and acceptance of more than two similarly configured items of equipment have not become routine, recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount.

Since the Company only defers those costs directly related to installation, or other unit of accounting not yet delivered, and the portion of the contract price is often considerably greater than the relative selling price of those items, the policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

2.
For products where the customer’s defined specifications have not been met with at least two similarly configured systems and processes, the revenue and directly related costs are deferred at the time of shipment and later recognized at the time of customer acceptance or when this criterion has been met. On occasion, the Company has experienced longer than expected delays in receiving cash from certain customers pending final installation or system acceptance. If some customers refuse to pay the final payment, or otherwise delay final acceptance or installation, the deferred revenue would not be recognized, adversely affecting future cash flows and operating results.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Deferred revenues	$6,994	$7,280
Deferred costs	2,315	2,407
Deferred profit	$4,679	$4,873

Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $0.8 million and $0.6 million as of December 31, 2015, and September 30, 2015, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of December 31, 2015 and September 30, 2015 includes $0.2 million relating the Company's proportional responsibility, assumed in connection with the BTU International Inc. (“BTU”) acquisition, for clean-up costs at a Superfund site.

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 80% of the Company's total cash balances are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained with financial institutions with reputable credit in The Netherlands, France and China.

As of December 31, 2015 and September 30, 2015, no customer individually represented greater than 10% of accounts receivable.

Refer to Note 6 to Condensed Consolidated Financial Statements, Major Customers and Foreign Sales, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 60% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Purchased parts and raw materials	$10,950	$11,587
Work-in-process	4,314	5,089
Finished goods	6,277	6,653
	$21,541	$23,329

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

The following is a summary of property, plant and equipment:

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Land, building and leasehold improvements	$17,904	$18,095
Equipment and machinery	9,564	9,709
Furniture and fixtures	5,325	5,465
	32,793	33,269
Accumulated depreciation and amortization	(15,714)	(15,508)
	$17,079	$17,761

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,617	$4,463	$728	$11,808
Accumulated impairment losses	(1,273)	—	—	(1,273)
Carrying value at September 30, 2015	5,344	4,463	728	10,535
Goodwill recognized due to acquisitions	—	600	—	600
Net exchange differences	(161)	—	—	(161)
Carrying value at December 31, 2015	$5,183	$5,063	$728	$10,974

Goodwill	$6,413	$5,063	$728	$12,204
Accumulated impairment losses	(1,230)	—	—	(1,230)
Carrying value at December 31, 2015	$5,183	$5,063	$728	$10,974

Intangibles – Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		December 31, 2015			September 30, 2015
		(dollars in thousands)
Non-compete agreements	4-8 years	$133	$(133)	$—	$137	$(137)	$—
Customer lists	10 years	2,412	(776)	1,636	2,434	(808)	1,626
Technology	5-10 years	3,126	(1,526)	1,600	3,223	(1,368)	1,855
Trade names	10-15 years	1,449	(97)	1,352	1,456	(72)	1,384
Other	2-10 years	287	(210)	77	278	(204)	74
		$7,407	$(2,742)	$4,665	$7,528	$(2,589)	$4,939

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

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)
Beginning balance	$793	$628
Warranty expenditures	(22)	(228)
Warranty provisions/(adjustment)	(5)	307
Ending balance	$766	$707

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

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)
Effect on income before income taxes (1)	$(342)	$(232)
Effect on income taxes	48	36
Effect on net income	$(294)	$(196)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the Company's option plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the NASDAQ the day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2025. Options issued by the Company generally vest over six months to four years, subject to the Company's board of directors' discretion.

Stock option transactions and the options outstanding are summarized as follows:

	Three months ended December 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,627,477	$9.11	1,063,324	$7.37
Granted	344,075	5.25	282,500	9.98
Exercised	—	—	—	—
Forfeited	(33,642)	14.90	—	—
Outstanding at end of period	1,937,910	$8.34	1,345,824	$7.91

Exercisable at end of period	1,189,855	$9.21	802,703	$7.81
Weighted average fair value of options granted during the period	$3.03		$6.09

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended December 31,
	2015	2014
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	62%	67%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Three months ended December 31,
	2015		2014
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	13,540	$7.98	35,203	$10.13
Released	(13,540)	7.98	(21,663)	11.47
Ending Outstanding	—	$—	13,540	$7.98

 Fair Value of Financial Instruments

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted market price for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

Shipping expense – Shipping expenses of $0.4 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2015	December 31, 2014
	(dollars in thousands)
Research, development and engineering	$2,615	$2,573
Grants earned	(327)	(736)
Net research, development and engineering	$2,288	$1,837

Impact of Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The provisions of ASU 2015-16 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company does not expect adoption of this ASU to have a material impact on the Company's consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30). This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The ASU requires retrospective application and represents a change in accounting principle. The ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The FASB issued this ASU as part of its initiative to reduce costs and complexity in accounting standards, known as its Simplification Initiative. This ASU eliminates from generally accepted accounting principles in the United States the concept of extraordinary items in an effort to save time and reduce costs, while alleviating uncertainty and maintaining accurate and fulsome disclosure. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently assessing the impact of this ASU but does not expect it to have a material impact on its consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12 which provides guidance on how to account for share-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This ASU requires a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact of this ASU but does not expect it to have a material impact on its consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard and the impact on its financial position and results of operations.

2.	Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items are treated separately.
Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the three months ended December 31, 2015 the valuation allowance increased by $0.7 million due to net operating losses in The Netherlands and China.
The Company classifies all of our uncertain tax positions as non-current income taxes payable. At December 31, 2015 and September 30, 2015, the total amount of unrecognized tax benefits was approximately $1.8 million. If recognized, these amounts would favorably impact the effective tax rate. Income taxes payable long-term primarily includes, among other items, withholding taxes that are not due until the related intercompany service fees are paid.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015 and September 30, 2015, the Company had an accrual for potential interest and penalties of approximately $1.9 million and $1.8 million, respectively.
The Company and one or more of its subsidiaries file income tax returns in The Netherlands, France, China, Singapore, Malaysia, Hong Kong, and Germany, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of their respective taxing jurisdictions, but generally is from 3 to 5 years.

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

For the three months ended December 31, 2015, options for 1,938,000 shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2014, options for 1,346,000 shares and 14,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

The following table outlines basic and diluted EPS:

	Three Months Ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(4,015)	$(5,195)
Weighted Average Shares Outstanding:
Common stock	13,152	9,854
Basic loss per share attributable to Amtech shareholders	$(0.31)	$(0.53)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(4,015)	$(5,195)
Weighted Average Shares Outstanding:
Common stock	13,152	9,854
Common stock equivalents (1)	—	—
Diluted shares	13,152	9,854
Diluted loss per share attributable to Amtech shareholders	$(0.31)	$(0.53)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

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

5.	Business Segment Information

Following the Company’s acquisition of BTU, an evaluation was conducted of the Company’s organizational structure. Beginning with the second quarter of fiscal 2015, the Company made changes to its reportable segments. Prior period amounts have been revised to conform to the current period segment reporting structure. The Company’s three reportable segments are as follows:

Solar - The Company is a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic industry and also offers PECVD (plasma-enhanced chemical vapor deposition) equipment to the global solar market.

Semiconductor - In the Company’s Semiconductor segment, it designs, manufactures, sells and services thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Polishing - In the Company's Polishing segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, and on January 30, 2015, the Company completed its acquisition of BTU. Beginning in the second quarter of 2015, SoLayTec’s business is included in the results for the solar segment, and BTU’s business is included in the results for the semiconductor segment. See Note 10, “Acquisitions”, for additional information with respect to the Company’s acquisitions.

Information concerning our business segments is as follows:

	Three months ended December 31,
	2015	2014
	(dollars in thousands)
Net Revenues:
Solar (1)*	$9,543	$8,286
Semiconductor	10,700	732
Polishing	1,831	3,378
	$22,074	$12,396
Operating income (loss):
Solar (1)*	$(1,864)	$(2,495)
Semiconductor	(160)	(100)
Polishing	169	742
Non-segment related	(2,074)	(2,940)
	$(3,929)	$(4,793)

(1) * The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Identifiable Assets:
Solar	$40,229	$45,717
Semiconductor	46,303	46,912
Polishing	5,395	5,793
Non-segment related	21,468	27,034
	$113,395	$125,456

6. Major Customers and Foreign Sales

During the three months ended December 31, 2015, one customer individually represented 14% of net revenues. During the three months ended December 31, 2014, two customers individually represented 12% and 11% of net revenues, respectively.

The Company has operations in The Netherlands, United States, France, and China. Our net revenues were to customers in the following geographic regions:

	Three months ended December 31,
	2015	2014
United States	28%	23%
Other	3%	—%
Total North America	31%	23%

China	20%	26%
Taiwan	13%	19%
Other	21%	6%
Total Asia	54%	51%
Germany	2%	10%
Other	13%	16%
Total Europe	15%	26%
	100%	100%

7. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired is a mortgage note secured by its real property in Billerica, Massachusetts, and has a remaining balance of $6.8 million as of December 31, 2015. The debt acquired has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The loan agreement requires compliance with certain covenants. One covenant requires that the outstanding principal plus accrued interest and fees thereon not be greater than 80% of the appraised value of the mortgaged premises. The Company was not in compliance with this covenant as of December 31, 2015. As of the date hereof, the Company has not received any notice of acceleration from the lender, nor has the Company received a waiver. Due to non-compliance, the Company has reclassified $0.1 million to current liabilities. The maturity date of the debt acquired is September 26, 2023.

In December 2014, the Company acquired long-term debt as part of the SoLayTec B.V. (“SoLayTec”) acquisition. SoLayTec borrowed additional funds during the three months ended December 31, 2015 of $0.8 million. As of December 31, 2015 the SoLayTec long-term debt has a remaining balance of $3.2 million. The debt acquired has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of December 31, 2015 the Company had purchase obligations in the amount of $7.2 million compared to $9.8 million as of September 30, 2015. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development projects – In fiscal 2014, Tempress Systems, Inc. ("Tempress") entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement. As of December 31, 2015, Tempress has contributed $0.9 million of the required $1.4 million to the project.

EPA Accrual - As a result of the BTU acquisition, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2015. In 2009, in accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

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
On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement with the Delaware Court to memorialize the MOU. On November 6, 2015, the Company and BTU, along with the other defendants named therein, filed an Amended Stipulation and Agreement of Compromise and Settlement (the "Amended Stipulation of Settlement") with the Delaware Court. The Amended Stipulation of Settlement provides for a release of all alleged claims against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, the Amended Stipulation of Settlement provides that BTU, its insurer(s), or its successor(s) in interest will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement, and that the defendants in the Stockholder Actions agree not to oppose an application to the Delaware Court for fees and expenses not to exceed $325,000.
In an effort to bring the Amended Stipulation of Settlement into conformity with recent rulings by the Delaware Court, the parties to the Stockholder Actions modified the Order and Final Judgment (the “Order”) to be approved by the Delaware Court. In amending the Order, the parties modified the definition of “Released Claims” by limiting the Released Claims solely to claims related to any disclosures (or lack thereof) to BTU’s stockholders concerning the merger and any fiduciary claims concerning the decision to enter into the merger. The modified Order further narrowed the definition of Released Claims by removing the inclusion of “Unknown Claims” from the definition of the Released Claims.

The Amended Stipulation of Settlement and Order are subject to court approval. The Company and BTU entered into the Amended Stipulation of Settlement solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Amended Stipulation of Settlement or the Order, as amended. In such event, the proposed settlement as contemplated by the Amended Stipulation of Settlement may be terminated.

These Stockholder Actions may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company from this litigation.

9. Investments

The Company’s equity method investments include a 15% interest in Kingstone Technology Hong Kong Limited (“Kingstone”), which is effectively a 10% beneficial ownership in the Shanghai operating entity Shanghai Kingstone Semiconductor Company, Ltd. The Company recognizes it's portion of net income or losses on a one-quarter lag. At December 31, 2015, the carrying value of the equity method investment in Kingstone was $2.7 million. For the quarter ended December 31, 2015, Kingstone's equity losses were less than $0.1 million and have been included in our condensed consolidated statements of operations in interest expense and other income, net.

10. Acquisitions

SoLayTec

On December 24, 2014, the Company expanded its participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides atomic layer deposition systems used in high efficiency solar cells, for a total purchase price consideration of $1.9 million. In connection with this acquisition, the Company recorded $3.2 million in goodwill and $2.0 million in identifiable intangible assets.

BTU

On January 30, 2015, the Company completed its acquisition of BTU (the "Merger"). In connection with the Merger, each share of BTU common stock outstanding immediately prior to the effective time of the Merger, including BTU restricted stock units that vested immediately prior to the effective time of the Merger, was converted to 0.3291 shares of common stock of the Company. The Company issued 3,185,852 shares of Company common stock on the Merger date. Pursuant to the terms of the merger agreement, options to purchase BTU common stock held by BTU employees were assumed by the Company and converted into options to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such BTU stock options, with appropriate adjustments based upon the exchange ratio of 0.3291 to the exercise price and the number of shares of Company common stock subject to such stock option. As a result of the Merger, the company owns 100% of the outstanding stock of BTU. In connection with this acquisition, we recorded $5.1 million in goodwill and $2.9 million in identifiable intangible assets.

11. Related Party Transactions

In the fourth quarter of 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of the Hong Kong holding company (effectively a 10% beneficial ownership in the Shanghai operating entity). Upon the deconsolidation, Kingstone became a related party of the Company. Based on the terms of the transaction agreements, the Company expects to receive payment from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. At December 31, 2015 the value of the sale and service rights has a carrying value of $2.2 million and is included in Other in current assets on the Condensed Consolidated Balance Sheets. Upon receipt of the payment, the Company will continue to have non-exclusive sales and service rights for these products. At December 31, 2015, the Company's related accounts receivable owing from Kingstone were $0.5 million, which are included in Accounts Receivable on the Condensed Consolidated Balance Sheet.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8,

“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, or made by management of Amtech Systems, Inc. and its subsidiaries (“Company”, “Amtech”, “we” or “our”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“)). In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include statements regarding Amtech's future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations.
We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K that we filed with the Securities and Exchange Commission for the year-ended September 30, 2015 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K and investors should refer to them. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We operate in three segments: (i) solar, (ii) semiconductor and (iii) polishing. In our solar segment, we are a leading global supplier of thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (PECVD), atomic layer deposition (ALD), and related automation, parts and services, to the solar/photovoltaic industry. In our semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our polishing supplies segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

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

In September 2015, we sold a portion of our interest in Kingstone, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011), to a China-based venture capital firm. Proceeds from the sale of shares were paid to Amtech and used to support the company's core strategic initiatives. Upon completion of the transaction, we owned 15% of the Hong Kong holding company (effectively a 10% beneficial ownership in the Shanghai operating entity).

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2015	December 31, 2014
Net revenue	100%	100%
Cost of sales	73%	72%
Gross margin	27%	28%
Selling, general and administrative	34%	52%
Research, development and engineering	10%	15%
Operating loss	(17)%	(39)%
Interest expense and other income, net	(1)%	1%
Loss before income taxes	(18)%	(38)%
Income taxes provision	1%	1%
Net loss	(19)%	(39)%
Add: net loss (income) attributable to noncontrolling interest	2%	(3)%
Net loss attributable to Amtech Systems, Inc.	(17)%	(42)%

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

	Three Months Ended December 31,
Segment	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$9,543	$8,286	$1,257	15%
Semiconductor	10,700	732	9,968	1,362%
Polishing	1,831	3,378	(1,547)	(46)%
Total net revenue	$22,074	$12,396	$9,678	78%

Net revenue for the quarters ended December 31, 2015 and 2014 was $22.1 million and $12.4 million, respectively, an increase of $9.7 million or 78%. Revenue from the solar segment increased 15% due primarily to increased recognition of previously-deferred revenue. Revenue from the semiconductor segment increased due primarily to the acquisition of BTU in January 2015. Revenue from the polishing segment decreased 46% due primarily to decreases in sales of polishing templates and equipment. Templates are used in single-sided polishing processes for use in LED lighting and mobile communication devices. Sales of polishing templates have decreased due primarily to the strength of the US dollar versus currencies in the markets we serve.

Backlog and Orders

Our order backlog as of December 31, 2015 and 2014 was $42.9 million and $48.3 million, respectively, a decrease of $5.4 million. Our backlog as of December 31, 2015 includes approximately $31.3 million of orders and deferred revenue from our solar industry customers, compared to $40.7 million at December 31, 2014. New orders booked in the quarter ended December 31, 2015 were $35.6 million ($23.0 million solar) compared to $30.0 million ($24.0 million solar) of customer orders in the quarter ended December 31, 2014. As of December 31, 2015, one customer individually accounted for 44% of our total backlog.

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

	Three months ended December 31,
Segment	2015	2014	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$1,748	$2,038	$(290)	(14)%
Semiconductor	3,742	183	3,559	1,945%
Polishing	465	1,207	(742)	(61)%
Total gross profit	$5,955	$3,428	$2,527	74%

Gross profit for the three months ended December 31, 2015 and 2014 was $6.0 million and $3.4 million, respectively, an increase of $2.6 million. Gross margin on products from our solar segment decreased compared to the first three months of fiscal 2015, due primarily to high margins on ion implant revenue in fiscal 2015 which did not repeat in fiscal 2016. In the semiconductor segment, gross profit and gross margin increased primarily due to the BTU acquisition. Gross margin on products from our polishing segment decreased primarily due to lower sales volumes. For the three months ended December 31, 2015 and 2014, we recognized previously-deferred profit of $0.6 million and $1.3 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2015 and 2014 were $7.6 million and $6.4 million, respectively. SG&A increased due primarily to expenses incurred by BTU which was acquired in the second quarter of fiscal 2015. Partially offsetting the expenses incurred by BTU were lower legal and consulting expenses related to activity that led to our acquisition of BTU, as well as lower commission expenses. SG&A expense includes $0.3 million and $0.2 million of stock-based compensation expense for the three months ended December 31, 2015 and 2014, respectively.

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

	Three months ended December 31,
	2015	2014	Incr. (Decr.)	% change
	(dollars in thousands)
Research, development and engineering	$2,615	$2,573	$42	2%
Grants earned	(327)	(736)	409	(56)%
Net research, development and engineering	$2,288	$1,837	$451	25%

RD&E expense, net of grants earned, for the three months ended December 31, 2015 increased $0.5 million compared to the three months ended December 31, 2014. The increase in RD&E spending results primarily from the acquisition of BTU and SoLayTec, partially offset by the effect of the deconsolidation of Kingstone in fiscal 2015.

Income Taxes

For the three months ended December 31, 2015 and 2014 we recorded income tax expense of $0.3 million and $0.2 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. During the three months ended December 31, 2015, the valuation allowance on deferred tax assets increased due to net operating losses in The Netherlands and China.

The Company establishes a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence is considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to the accounting standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the merger with BTU, we determined that it is more likely than not that some of our U.S. federal deferred tax assets would not be realized, and thus the Company recorded a partial valuation allowance in the U.S. In making this determination, we considered the cumulative losses in the U.S., including those of BTU, expected future taxable income and available tax planning strategies. The Company continues to have a full valuation allowance on the deferred tax assets related to The Netherlands, China and the United Kingdom and a partial valuation allowance on the deferred tax assets in the United States and France.
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

Liquidity and Capital Resources

At December 31, 2015, and September 30, 2015, cash and cash equivalents were $22.6 million and $25.9 million, respectively. At December 31, 2015, and September 30, 2015, restricted cash was $0.8 million and $0.6 million, respectively. Our working capital was $45.9 million as of December 31, 2015 and $46.3 million as of September 30, 2015.

The decrease in cash for the first three months of fiscal 2016 of $3.2 million was primarily due to cash used by operating activities of $10.8 million and capital expenditures of $0.1 million, partially offset by $7.0 million of net cash from proceeds from the partial sale of Kingstone and net borrowings of $0.7 million. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.5:1 and 2.2:1 as of December 31, 2015, and September 30, 2015, respectively. We have never paid dividends on our common stock.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $10.8 million for the three months ended December 31, 2015, compared to $1.9 million provided by such activities for the three months ended December 31, 2014. During the three months ended December 31, 2015, $3.4 million was used in losses on operations, net of non-cash charges, and cash of $8.2 million was used to pay accounts payable and other accrued liabilities.

 Cash Flows from Investing Activities

Our investing activities for each of the three month periods ended December 31, 2015 and 2014 consisted of purchases of property, plant and equipment of approximately $0.1 million and $0.2 million, respectively. In the first quarter of fiscal 2015, we received cash of $7.0 million from the partial sale of Kingstone. In December 2014, we acquired a 51% interest SoLayTec, for an investment of $0.3 million net of the cash of the acquired company.

Cash Flows from Financing Activities

For the three months ended December 31, 2015, the primary source of $0.7 million of cash provided by financing activities were borrowings of long-term debt of $0.8 million, net of payments of $0.2 million. There were no cash flows from financing activities for the three months ended December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2015, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $7.2 million as of December 31, 2015, compared to $9.8 million as of September 30, 2015, a decrease of $2.6 million. In December 2014, the Company acquired long-term debt as part of the SoLayTec acquistion. SoLayTec borrowed additional funds in the three months ended December 31, 2015 of $0.8 million. The SoLayTec debt is stated at fair market value of $3.2 million as of December 31, 2015. The SoLayTec debt has interest rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

Additionally, in January 2015, the Company acquired a mortgage, which is included in long-term debt, as part of the merger with BTU. The mortgage acquired is stated at fair market value of $6.8 million as of December 31, 2015. The mortgage acquired from BTU has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

Refer to Amtech’s annual report on Form 10-K for the year ended September 30, 2015, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2015. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2015.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are generally conducted in the U.S. dollar. Our operations in Europe, China and other countries conduct business primarily in their respective functional currencies, but occasionally we enter into transactions in non-functional currencies. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2015 and in the first three months of fiscal 2016, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains or losses of less than $0.1 million during the three months ended December 31, 2015 and 2014.

We incurred foreign currency translation losses of $0.5 million and $1.1 million, during the three months ended December 31, 2015 and 2014, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $23.6 million as of December 31, 2015. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.4 million of other comprehensive income (loss).

As of December 31, 2015, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $1.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of December 31, 2015, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.4 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech's internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
On January 16, 2015, the Company and BTU, along with the other defendants named therein, entered into a memorandum of understanding (the “MOU”) to settle the Stockholder Actions. Pursuant to the MOU, the parties to the Stockholder Actions agreed to resolve the claims alleged and the Company and BTU agreed to make certain additional disclosures regarding the merger. On June 22, 2015, the Company and BTU, along with the other defendants named therein, filed a Stipulation and Agreement of Compromise and Settlement with the Delaware Court to memorialize the MOU. On November 6, 2015, the Company and BTU, along with the other defendants named therein, filed an Amended Stipulation and Agreement of Compromise and Settlement (the "Amended Stipulation of Settlement") with the Delaware Court. The Amended Stipulation of Settlement provides for a release of all claims, including unknown claims, against the Company and BTU, along with the other defendants named therein, subject to an exception for certain securities law claims. In addition, the Amended Stipulation of Settlement provides that BTU, its insurer(s), or its successor(s) in interest will be responsible for the payment of certain amounts in plaintiffs’ attorney fees and expenses in connection with the settlement, and that the defendants in the Stockholder Actions agree not to oppose an application to the Delaware Court for fees and expenses not to exceed $325,000.
In an effort to bring the Amended Stipulation of Settlement into conformity with recent rulings by the Delaware Court, the parties to the Stockholder Actions modified the Order and Final Judgment (the “Order”) to be approved by the Delaware Court. In amending the Order, the parties modified the definition of “Released Claims” by limiting the Released Claims solely to claims related to any disclosures (or lack thereof) to BTU’s stockholders concerning the merger and any fiduciary claims concerning the decision to enter into the merger. The modified Order further narrowed the definition of Released Claims by removing the inclusion of “Unknown Claims” from the definition of the Released Claims.

The Amended Stipulation of Settlement and Order are subject to court approval. The Company and BTU entered into the Amended Stipulation of Settlement solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing. There can be no assurance that the court will approve the Amended Stipulation of Settlement or the Order, as amended. In such event, the proposed settlement as contemplated by the Amended Stipulation of Settlement may be terminated.

These Stockholder Actions may cause the company to incur substantial costs and divert management’s attention from operational matters. Additionally, no outcome is certain, so additional harm could potentially result to the Company from this litigation.

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1
Second Amended and Restated Rights Agreement, dated as of October 1, 2015, by and between Amtech Systems, Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Amtech Systems, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015)

10.1
Fifth Amendment to Employment Agreement, dated November 19, 2015, by and between the Amtech Systems, Inc. and Jong S. Whang (incorporated herein by reference to Exhibit 10.1 to Amtech Systems’ Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015)

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

99.1
Letter Agreement, dated October 8, 2015, by and between the Company and the Joint Filers (incorporated herein by reference to Exhibit 99.1 to Amtech Systems, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015)

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

     AMTECH SYSTEMS, INC.

By	/s/ Bradley C. Anderson	Dated:	February 9, 2016
Bradley C. Anderson
Executive Vice President - Finance/Chief Financial Officer
(Principal Accounting Officer)