Form 10-K/A
period 2015-09-30
AMTECH SYSTEMS INC
filed 2016-03-03
CIK 720500

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
Commission File Number: 000-11412

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

As of February 25, 2016, the registrant had outstanding 13,169,697 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement related to the registrant’s 2015 Annual Meeting of Shareholders, which Proxy Statement was filed on January 25, 2016 under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Items 10, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

EXPLANATORY NOTE

Amtech Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend and restate Item 9A and Item 11 and to update the Signatures section of its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2015 (the  “Original Annual Report”). The Company made the following revisions for the purposes of addressing comments received from the Commission: (i) revised Item 9A to confirm that management used the COSO framework of 2013 in its report on internal control over financial reporting; (ii) amended and restated Item 11 to further clarify (a) factors used in compensation decisions and (b) comparisons to peer group company compensation; and (iii) updated the signature page to include additional signatures on behalf of the Company.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since the date of filing of the Original Annual Report.

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

To the Shareholders of Amtech Systems, Inc.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our evaluation we believe that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by the three executive officers whose compensation is disclosed in the compensation tables following this discussion. We refer to these executive officers as “named executive officers” or “NEOs”. Our named executive officers during fiscal year 2015 were:

•	Jong S. Whang Executive Chairman

•	Fokko Pentinga President and Chief Executive Officer

•	Bradley C. Anderson Executive Vice President and Chief Financial Officer

The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. In addition, we address the compensation paid or awarded during fiscal 2015 to our named executive officers.
Executive Summary
Recap of Fiscal Year 2015

We believe that the compensation of our named executive officers should facilitate the achievement of annual corporate goals as well as the performance of long-term business objectives. The 2015 fiscal year was a year of major accomplishments as we diversified our business portfolio with the acquisitions of BTU International, Inc. (“BTU”) and SoLayTec B.V. (“SoLayTec”). In addition, the sale of a portion of our investment in ion implant technology generated cash in fiscal 2015 and we project this will generate additional cash in fiscal 2016. We continued to operate in a soft demand environment during fiscal 2015, and therefore maintained a strong focus on corporate-wide expense controls and diligent cash management. In each of fiscal years 2012 and 2013, our named executive officers voluntarily reduced their base salaries and maintained their lower compensation through fiscal 2014. Effective December 1, 2014, the Compensation and Stock Option Committee approved a restoration of the annual base compensation for our NEOs. Factors that were considered in the decision to restore base salaries included, but were not limited to, the following: (i) for our Executive Chairman, his leadership in developing and executing the company’s overall strategy; his leading role in the acquisition of BTU and divestiture of a significant portion of our investment in Kingstone; (ii) for our Chief Executive Officer, his leading role in the acquisition of SoLayTec, the development and introduction of new products that allowed the Company to maintain its competitive position in the solar capital equipment market, and his supporting role in the acquisition of BTU and the divestiture of a significant portion of our investment in Kingstone; (iii) for our Chief Financial Officer, his supporting role in the acquisitions of BTU and SoLayTec, the divestiture of a significant portion of our investment in Kingstone, and his leading role with the integration of BTU. For fiscal 2015, we believe our executive compensation programs delivered payouts commensurate with the results of operations and the accomplishments noted above.
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
In November 2015, the Compensation Committee engaged the services of Pearl Meyer, an independent compensation consulting firm, to perform a competitive analysis of the compensation of our named executive officers. Based on a comprehensive review of Amtech's compensation compared to our peer group companies with similar annual revenues, Pearl Meyer determined that Amtech’s actual direct compensation, which includes base salary, short-term incentives and long-term incentives was below the 25th percentile of our peer group companies. Base salary was 14% below the 25th percentile of our peer companies, while short-term incentive compensation and long-term incentive compensation were 42% and 9%, respectively, below the 25th percentile of our peers. Total direct compensation was 23% below the 25th percentile of our peers. The actual short-term compensation of our named executive officers fell 81% below our targeted levels, because our operating results fell below our targeted results. The conclusions of Pearl Meyer include a recommendation to consider adjusting base salary to the desired pay positioning over two to three years, which our Compensation and Stock Option Committee will consider in future reviews of executive compensation. The peer group was composed of the following companies:
Electro Scientific Industries Inc.
Axcelis Technologies Inc.
Cascade Microtech Inc.
Cohu, Inc.
CVD Equipment Corporation
FormFactor Inc.
inTEST Corp.
Mattson Technology Inc.
Nanometrics Incorporated
Ultratech, Inc.
Xcerra Corporation
Intevac Inc.

At the Company's 2015 annual meeting of shareholders, we held a non-binding advisory shareholder vote on the compensation of our NEOs, commonly known as a say-on-pay vote. Our shareholders approved the say-on-pay resolution by a favorable vote of approximately 94% of the votes cast, including abstentions. Based upon our review of our compensation policies and based upon the results of the say-on-pay vote, we decided to retain our current approach to executive compensation.
Based upon a separate advisory vote at the 2012 annual meeting of shareholders on the frequency of the say-on-pay vote, shareholders indicated their preference for an annual advisory vote on the compensation of our NEOs. Taking into account the shareholders' vote, the Board of Directors determined that the Company will conduct a non-binding advisory vote to approve the compensation of the Company's NEOs on an annual basis. Therefore, a shareholder advisory vote on executive compensation will be held at the 2016 Annual Meeting of Shareholders. At the 2018 annual meeting of shareholders, the Company will be required to hold another separate advisory vote to reassess the frequency of the say-on-pay vote.
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
Determining Executive Compensation
Our Compensation and Stock Option Committee establishes our general compensation policies and specific compensation for each of our executive officers, and administers our stock incentive program. In addition, our Compensation and Stock Option Committee is responsible for developing, administering and interpreting the compensation program for our named executive officers and other key employees. Our Compensation and Stock Option Committee was appointed by our Board of Directors, and consists entirely of independent, outside directors under NASDAQ Listing Rule 5605(a)(2) who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.
Our Compensation and Stock Option Committee may delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by our Compensation and Stock Option Committee. Our Compensation and Stock Option Committee has the authority to retain consultants and other advisors to assist with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors. As noted above, in November 2015, the Compensation Committee engaged the services of Pearl Meyer, an independent compensation consulting firm, to perform a competitive analysis of the compensation of our named executive officers.
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
Elements of Our Executive Compensation Programs
Our executive compensation package for the fiscal year ended September 30, 2015 consisted of three main components: base salary, incentive cash bonuses and equity incentives. We believe it is important that the interests of our named executive officers are aligned with those of our shareholders; therefore, equity incentive compensation, in the form of stock options and restricted stock grants, constitutes a significant portion of our total executive compensation.
Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in fiscal year 2015 based on a number of factors including:
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
Annual Cash Compensation
Base Compensation
Our Compensation and Stock Option Committee’s approach is to offer our executives salaries competitive with those of other executives in the industry in which we operate. To that end, our Compensation and Stock Option Committee periodically evaluates the competitiveness of base salaries against our peer group based on available information drawn from a variety of sources, including published and proprietary survey data, input and recommendations from our independent compensation consultant and our own experience recruiting and retaining executives. Our base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases or decreases reflecting competitive trends, our overall financial performance and the performance of the individual executive. Salaries are adjusted to reflect individual roles and performance and may be adjusted at other times if a change in the scope of the officer’s responsibilities justifies such consideration or in order to maintain salary equity among executive officers. Elements of individual performance that are taken into account with regard to base compensation include individual accomplishments, such as a track record of leadership, implementing new product lines, executing and integrating acquisitions, meeting financial objectives, taking on additional responsibilities, or managing corporate governance, as well as individual contribution to overall company financial performance, such as creating operating efficiencies or implementing policies or transactions that increase shareholder value. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can serve as an effective reward for the executives’ overall performance.
Cash bonuses
In addition to base salary, our executives are eligible to receive annual cash incentive bonuses comprised of (i) discretionary cash bonuses determined by the Compensation and Stock Option Committee and (ii) bonuses earned under the Company’s non-equity incentive bonus plan.
The primary objectives of our discretionary bonuses and non-equity incentive bonus plan are to provide an incentive for superior work, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our shareholders’ and to enable us to attract and retain highly qualified individuals. After the close of each fiscal year, our Compensation and Stock Option Committee reviews our actual financial performance against the incentive bonus plan performance criteria for each named executive officer in determining year-end incentive bonuses, if any. In addition, our Compensation and Stock Option Committee may recommend discretionary bonuses for particular contribution to the goals of the Company or where incentive bonuses do not adequately reflect the executive’s contributions during the year due to circumstances beyond the executive’s control.
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
Mr. Whang’s target bonus for fiscal 2015 was 80% of his base salary, or $320,000; Mr. Pentinga’s target bonus for fiscal 2015 was 75% of his base salary, or $305,250; and Mr. Anderson’s target bonus was 55% of his base salary, or $160,325. The bonuses of the named executive officers were calculated solely based upon the performance objectives at the corporate level. If fiscal 2015 performance was equivalent to 80% (90% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $64,000, Mr. Pentinga’s bonus calculation would be $61,050, and Mr. Anderson’s bonus calculation would be $32,065. If fiscal 2015 performance was 150% (110% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $480,000, Mr. Pentinga’s bonus calculation would be $457,875 and Mr. Anderson’s bonus calculation would be $240,488.

Notwithstanding the calculation of any bonus amount under the fiscal 2015 bonus plan, (i) no bonuses would have been payable based on achievement of corporate level objectives if consolidated operating profit was less than 3%; (ii) no bonuses would have been payable based on achievement of divisional level objectives if division operating profit (before corporate expense allocation) was less than 5%; and (iii) all bonus payments were subject to the discretionary approval of our Compensation and Stock Option Committee.
For fiscal 2015, the Compensation and Stock Option Committee awarded no bonuses pursuant to the non-equity incentive bonus plan. On November 18, 2014, the Compensation and Stock Option Committee approved a discretionary bonus of $50,000 each for Messrs. Whang, Pentinga, and Anderson. In making the decision to award discretionary cash bonuses for these executives, the Compensation and Stock Option Committee considered the executives' exemplary commitment to management of the company during the last several years and the efforts made related to recent business development activities.
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
Our Compensation and Stock Option Committee has discretion to determine the vesting schedule of the stock options and restricted period of the restricted stock granted under our 2007 Employee Stock Incentive Plan. The vesting period and restricted period provide added incentive for the executive to continue his or her employment with us and to strive to improve the Company's business performance.
In fiscal 2015, we granted options to purchase a total of 327,500 shares of common stock, of which options to purchase a total of 135,000 shares were granted to our named executive officers, representing 41% of all options granted in fiscal 2015. In fiscal 2015, we granted no shares of restricted stock. The number of stock options and shares of restricted stock granted to each executive is set forth in the “Grants of Plan-Based Awards” table below. The aggregate grant date fair value (calculated in accordance with FASB ASC Topic 718) with respect to such grants for each individual named executive officer is set forth in the column “Option Awards” and “Stock Awards” in the “Summary Compensation Table.” The exercise price of each stock option granted under our plan is based on the closing price of our common stock on the previous trading day before the grant date.
Benefits
All of our named executive officers are eligible to receive an automobile allowance as well as benefits offered to employees generally, including life, health, disability and dental insurance and to participate our 401(k) plan. Our named executive officers are also eligible to participate in the Mayo Executive Health Plan. In addition, our Chief Executive Officer participates in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that generally covers all our employees in the Netherlands. In July 2013, Mr. Whang and Mr. Anderson voluntarily suspended their automobile allowances; however, on November 18, 2014, the Compensation and Stock Option Committee approved the restoration of car allowances for Mr. Whang and Mr. Anderson. Consistent with our compensation philosophy is our intent to maintain our current benefits for our executive officers. Our Compensation and Stock Option Committee, in its discretion, may revise the named executive officers’ benefits if it deems it advisable.
Severance and Change in Control Arrangements
Our named executive officers have employment agreements that provide various benefits triggered by employment-related actions such as termination without cause, resignation with good reason and/or termination without cause following a change in control. See “Employment Agreement with Executive Chairman”, "Employment Agreement with Chief Executive Officer" and "Employment Agreement with Chief Financial Officer" below for a description of such provisions. Each of the employment agreements has been amended to ensure compliance with Section 409A of the Internal Revenue Code.
In setting the terms of and determining whether to approve these severance and change in control arrangements, our Compensation Committee or Board of Directors, as applicable, recognized that executives often face challenges securing new employment following a termination of their existing employment and that distractions created by uncertain job security may have a detrimental impact on their performance. However, none of the benefits provided by the severance and change in control arrangements are triggered by a change in control if our named executive officer’s employment is terminated for cause.
Other Compensatory Arrangements
In connection with the merger with BTU, Paul van der Wansem, BTU’s Chairman, President and Chief Executive Officer, entered into a one-year employment agreement with Amtech, which term commenced on January 31, 2015, the first day after completion of the merger. Mr. van der Wansem's employment with BTU was terminated immediately following the effective time of the merger. Mr. van der Wansem served as a member of the management executive committee for a one-year term, with an annual salary of $350,000, and was provided with health insurance and other benefits in effect for executives of Amtech including an automobile allowance. He also received a grant of 30,000 options on January 30, 2015, which will vest equally over each of the first three anniversaries of the grant date subject to Mr. van der Wansem's continued service. In addition, Mr. van der Wansem also entered into a two-year consulting agreement with Amtech commencing upon expiration of the employment agreement and which provides compensation of $22,083 per month. At the effective date of the merger, Amtech also nominated Mr. van der Wansem to its board of directors for a period of three years following the merger.
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
The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis included above with management and based on such review and discussions the Compensation and Stock Option Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10-K/A.

RESPECTFULLY SUBMITTED, Robert F. King, Chairman Michael Garnreiter Egbert J.G. Goudena Sukesh Mohan

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for services rendered to Amtech during the fiscal years ended September 30, 2015, 2014 and 2013 by our named executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2) (8)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jong S. Whang	2015	362,769	50,000	—	304,495	—	28,901	(3)	746,165
Executive Chairman	2014	224,000	—	—	219,000	—	14,633	(4)	457,633
and Director	2013	299,692	—	—	91,200	—	28,751	(5)	419,643
Fokko Pentinga	2015	342,126	50,000		304,495		47,179	(7)	743,800
Chief Executive	2014	258,137	—	—	219,000	—	72,456	(7)	549,593
Officer and Director	2013	300,692	—	—	91,200	—	61,301	(7)	453,193
Bradley C. Anderson	2015	258,475	50,000	—	213,147	—	12,485	(6)	534,107
Chief Financial	2014	180,194	—	—	155,078	—	6,618	(6)	341,890
Officer	2013	215,719	—	—	72,960	—	14,435	(6)	303,114
____________________

(1)	Represents discretionary cash bonuses awarded on November 18, 2014. No discretionary cash bonuses were awarded for fiscal years 2014 or 2013.

(2)
Amounts represent the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. For a description of the assumptions made by the Company when calculating such grant date fair value, refer to Note 1 to the Company’s consolidated financial statements as set forth in the Company’s Form 10-K filed November 19, 2015.

(3)	Amount represents car allowance of $14,192, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,900.

(4)	Amount represents $10,808 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,825.

(5)	Amount represents car allowance of $14,192, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary and Company match under the 401(k) plan of $3,750.

(6)
Represents Company match under the 2013, 2014 and 2015 401(k) plan of $3,750, $3,818, and $3,900 respectively, and car allowance for 2013, 2014 and 2015 of $7,885, $0, and $7,885, respectively. Fiscal 2013, 2014 and 2015 amounts also include $2,800, $2,800, and $700 of travel incentive payments, respectively.

(7)
Represents Company contribution under the 2013, 2014 and 2015 Netherlands pension plan of $27,824, $29,865, and $18,877, respectively, and other (primarily car allowance) of $33,477, $42,591 and $28,302 in fiscal year 2013, 2014 and 2015, respectively.

(8)
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

GRANTS OF PLAN-BASED AWARDS
The following table sets forth grants of plan-based awards made to our named executive officers in fiscal 2015 and related fair value compensation for fiscal 2015:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (4)
Name	Grant Date (1)	Date Grant Approved by Board (1)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Options Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Jong S. Whang	11/19/2014	11/19/2014	$64,000	$320,000	$480,000	—	50,000	$9.98	$304,495
Fokko Pentinga	11/19/2014	11/19/2014	$61,050	$305,250	$457,875	—	50,000	$9.98	$304,495
Bradley C. Anderson	11/19/2014	11/19/2014	$32,065	$160,325	$240,488	—	35,000	$9.98	$213,147

(1)	The stock and option awards listed above vest in four (4) installments in equal amounts on each of the first four anniversaries of the date of grant.

(2)	The exercise price is equal to the closing price of the Company's Common Stock on the previous trading day before the grant.

(3)
See Stock-Based Compensation under Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC November 19, 2015 for the assumptions used to value equity based compensation.

(4)	Estimated amounts are based on the annual base salaries of $400,000, $407,000 and $291,500 for Messieurs Whang, Pentinga and Anderson, respectively.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding grants of plan-based option awards held by our named executive officers as of September 30, 2015:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)		Market Value of Shares or Units of Stock that have Not Vested ($)
Jong S. Whang	16,250	—		$6.90	12/8/2016
	10,000	—		$6.15	11/20/2019
	10,000	—		$10.64	8/6/2020
	36,667	—		$7.98	12/15/2021
	—	12,500	(1)	$2.95	12/11/2022
	12,500	37,500	(2)	$7.01	12/12/2023
	—	50,000	(3)	$9.98	11/19/2024
						4,583	(4)	$19,707
Fokko Pentinga	18,750	—		$3.80	12/9/2018
	10,000	—		$6.15	11/20/2019
	6,667	—		$10.64	8/6/2020
	85,000	—		$7.98	12/15/2021
	—	12,500	(1)	$2.95	12/11/2022
	12,500	37,500	(2)	$7.01	12/12/2023
	—	50,000	(3)	$9.98	11/19/2024
						3,750	(4)	$16,125
Bradley C. Anderson	7,500	—		$6.15	11/20/2019
	5,000	—		$10.64	8/6/2020
	16,667	—		$7.98	12/15/2021
	—	10,000	(1)	$2.95	12/11/2022
	8,852	26,554	(2)	$7.01	12/12/2023
	—	35,000	(3)	$9.98	11/19/2024
						2,083	(4)	$8,957

(1)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 11, 2012 grant date.

(2)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 12, 2013 grant date.

(3)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the November 19, 2015 grant date.

(4)	The remaining unvested restricted stock awards for Messrs. Whang, Pentinga and Anderson vested in December 2015.

Option Exercises and Stock Vested
The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2015, which ended on September 30, 2015.
OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jong S. Whang	30,000	183,388	7,916	63,398
Fokko Pentinga	16,250	148,850	6,666	57,839
Bradley C. Anderson	20,002	102,050	3,541	30,523

(1)
The value realized equals the difference between the option exercise price and the fair market value of Amtech common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)	The value realized equals the fair market value of Amtech common stock on the vesting date, multiplied by the number of shares that vested.

Pension Benefits
As previously discussed, Mr. Pentinga, our President and Chief Executive Officer, is a participant in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that covers our employees in the Netherlands. As of September 30, 2015, Mr. Pentinga had 21 years of credited service and the present value of accumulated benefit thereunder was $748,000. No payments were made thereunder in fiscal 2015. None of our other named executive officers receive pension benefits.

Nonqualified Deferred Compensation
None of our named executive officers receive nonqualified deferred compensation benefits.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Employment Agreement with Executive Chairman
On February 9, 2012, we entered into a Second Amended and Restated Employment Agreement with Jong S. Whang, our executive chairman, as amended on July 1, 2012, June 8, 2013, April 9, 2015 and November 19, 2015. Below is a summary of the terms and conditions of Mr. Whang’s employment agreement.
Term
Mr. Whang’s employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an initial term of six years. Thereafter, the employment period will continue for successive one-year terms unless either we or Mr. Whang provides written notice of termination of the employment period at least 120 days prior to the end of any given term. If Mr. Whang remains in the full-time employ of our company beyond the employment period without any written agreement, his employment agreement will be deemed to continue on a month to month basis and either party will have the right to terminate the employment agreement at the end of any ensuing calendar month with written notice of at least 30 days.
Base Salary
Pursuant to his current employment agreement, Mr. Whang receives a base salary of $200,000 per annum, which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee. Effective July 1, 2012, Mr. Whang had voluntarily reduced his annual salary from $400,000 to $320,000. Effective July 1, 2013, Mr. Whang voluntarily further reduced his annual base salary to $224,000. Effective December 1, 2014, upon approval of the Compensation and Stock Option Committee on November 18, 2014, Mr. Whang's base salary was restored to $400,000 per annum. Effective January 1, 2016, Mr. Whang voluntarily reduced his annual salary to $200,000. The reduction in base salary may be restored at any time in Mr. Whang's sole discretion with advance written notice to the Compensation and Stock Option Committee.
Incentive Compensation
Mr. Whang is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Whang than the bonus plan for fiscal 2010 that was adopted by our Compensation and Stock Option Committee on December 21, 2009. The terms of Mr. Whang’s 2015 bonus plan are described above in more detail in the section “Annual Cash Compensation” under the caption "Cash Bonuses".
Stock Options
Pursuant to Mr. Whang’s employment agreement, any currently outstanding options held by Mr. Whang will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Whang will also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Whang will be incentive stock options within the meaning of the Internal Revenue Code of 1986, or if they do not qualify as incentive stock options, they will be non-qualified stock options. The amount and terms of the grants will be determined by our Compensation and Stock Option Committee.
Benefits
Mr. Whang will be entitled to receive from our Company such employee benefits as are provided to other executive officers of the Company, including family medical, dental, vision, disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, Company-sponsored welfare benefit plans for disability and life insurance and other benefit plans. We will provide Mr. Whang with an annual automobile allowance of not less than $14,000 (annual allowance is currently $18,000), a life insurance policy in the face amount of $500,000 and such other benefits as we may deem appropriate from time to time. Effective July 1, 2013, Mr. Whang voluntarily suspended, for an indefinite period of time, his annual auto allowance, which was fully restored by the Compensation and Stock Option Committee on November 18, 2014.
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
Severance
If we terminate the employment of Mr. Whang against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Whang terminates his employment for good reason, Mr. Whang is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Whang’s base salary in effect on the date of termination for the remainder of the initial three-year term or two years, whichever is greater. (which, would be up to $1,200,000 if terminated during the first year of the term, or $800,000 if terminated after the first year of the term); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Whang. The value of Mr. Whang’s unvested stock options and unvested restricted stock at September 30, 2015 was approximately $37,000. If Mr. Whang voluntarily terminates his employment other than for good reason, if we terminate Mr. Whang’s employment for cause, or if Mr. Whang’s employment is terminated due to his death or disability, Mr. Whang will be entitled to receive salary and accrued vacation through the date of termination only. However, in the event Mr. Whang’s employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.
On November 17, 2015, the Board of Directors, following the recommendation of the Company's Compensation and Options Committee of the Board of Directors, agreed to amend the change in control provisions of Mr. Whang's employment agreement to establish the base salary, for purposes of calculating the applicable termination payment, at $400,000.
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
Employment Agreement with Chief Executive Officer

On June 29, 2012, we entered into an Employment Agreement with Fokko Pentinga, our chief executive officer, as amended on July 1, 2012, on June 29, 2013, and on April 9, 2015. Below is a summary of the terms and conditions of Mr. Pentinga's employment agreement.
Term
Mr. Pentinga's employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an indefinite period as required by Dutch statutory employment law.
Base Salary
Pursuant to his Employment Agreement, Mr. Pentinga receives a base salary of $407,000 per annum (€343,055, the euro equivalent based on a six month average exchange rate fixed one day before the effective date of the latest amendment to the Employment Agreement), which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee and can be increased, but not decreased below $370,000, at the discretion of our Compensation and Stock Option Committee. Effective July 1, 2012, Mr. Pentinga voluntarily reduced his annual base salary to $314,500. Effective July 1, 2013, Mr. Pentinga voluntarily further reduced his annual base salary to $251,600 (€193,330). His salary is paid partially in euros and partially in U.S. dollars depending on where he performs his work. Effective December 1, 2014, upon approval of the Compensation and Stock Option Committee on November 18, 2014, Mr. Pentinga’s base salary was restored to $370,000 per annum (which salary will be paid in euros based upon the exchange rate in effect as of December 15, 2011). Effective April 9, 2015, upon approval of the Compensation and Stock Option Committee on April 9, 2015, Mr. Pentinga's annual base salary was increased to $407,000.

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
Termination
Either we or Mr. Pentinga can terminate his employment agreement with prior written notice of termination given in accordance with Dutch statutory employment law, including observance of the Dutch statutory notice period, or by mutual agreement, or by the Company at any time for cause, as defined in the agreement. Mr. Pentinga's employment agreement can also be terminated by us due to the disability of Mr. Pentinga after meeting the requirements of Dutch statutory employment law.
Severance
If we terminate the employment of Mr. Pentinga against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Pentinga terminates his employment for good reason, Mr. Pentinga is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Pentinga's base salary in effect on the date of termination for two years, which, amounts to $814,000 (€686,110); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Pentinga. The value of Mr. Pentinga's unvested stock options and unvested restricted stock at September 30, 2015 was approximately $33,000.
If Mr. Pentinga voluntarily terminates his employment other than for good reason, if we terminate Mr. Pentinga's employment for cause, or if Mr. Pentinga's employment is terminated due to his death or disability, Mr. Pentinga will be entitled to receive salary and accrued vacation through the date of termination. In addition, if we terminate Mr. Pentinga's employment due to disability as a result of his becoming incapacitated as defined in the Dutch Civil Code, Mr. Pentinga will be entitled to 70% of the maximum daily social wage for a maximum of 52 weeks, which would total approximately $58,200. However, in the event Mr. Pentinga's employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.
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
Employment Agreement with Chief Financial Officer
On April 9, 2015, we entered into an Employment Agreement with Bradley C. Anderson, our chief financial officer. Below is a summary of the terms and conditions of Mr. Anderson's employment agreement.
Term

Mr. Anderson’s employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an initial term of three years. Thereafter, the employment period will continue for successive one-year terms unless either we or Mr. Anderson provides written notice of termination of the employment period at least 120 days prior to the end of any given term. If Mr. Anderson remains in the full-time employ of our company beyond the employment period without any written agreement, his employment agreement will be deemed to continue on a month to month basis and either party will have the right to terminate the employment agreement at the end of any ensuing calendar month with written notice of at least 30 days.
Base Salary
Pursuant to his Employment Agreement, Mr. Anderson receives a base salary of $291,500 per annum which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee and can be increased, but not decreased at the discretion of our Compensation and Stock Option Committee.

Incentive Compensation
Mr. Anderson is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Anderson than the bonus plan for fiscal 2010 that was adopted by our Compensation and Stock Option Committee on December 21, 2009. The terms of Mr. Anderson's 2015 bonus plan are described above in more detail in the section “Annual Cash Compensation,” under the caption “Cash Bonuses.”
Stock Options
Pursuant to Mr. Anderson's employment agreement, any currently outstanding options held by Mr. Anderson will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Anderson will also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Anderson will be incentive stock options within the meaning of the Internal Revenue Code of 1986, or if they do not qualify as incentive stock options, they will be non-qualified stock options. The amount and terms of the grants will be determined by our Compensation and Stock Option Committee.
Benefits
Mr. Anderson will be entitled to receive from our Company such employee benefits as are provided to other executive officers of the Company, including family medical, dental, vision, disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, Company-sponsored welfare benefit plans for disability and life insurance and other benefit plans. We will provide Mr. Anderson with an annual automobile allowance of not less than $10,000 (annual allowance is currently $10,000) and such other benefits as we may deem appropriate from time to time. Effective July 1, 2013, Mr. Anderson voluntarily suspended, for an indefinite period of time, his annual auto allowance, which was fully restored by the Compensation and Stock Option Committee on November 18, 2014.
Termination
Mr. Anderson’s employment is “at will” and either we or Mr. Anderson can terminate his employment agreement at any time, with or without “cause” or “good reason” (as those terms are defined in Mr. Anderson’s employment agreement), upon 30 days written notice. Mr. Anderson’s employment agreement can also be terminated by us due to the disability of Mr. Anderson after at least 30 days’ written notice by us of our intention to terminate his employment.
Severance
If we terminate the employment of Mr. Anderson against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Anderson terminates his employment for good reason, Mr. Anderson is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Anderson’s base salary in effect on the date of termination for the remainder of the initial three-year term or two years, whichever is greater (which would be up to $874,500 if terminated during the first year of the term, or $583,000 if terminated after the first year of the term); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Anderson. The value of Mr. Anderson’s unvested stock options and unvested restricted stock at September 30, 2015 was approximately $22,000. If Mr. Anderson voluntarily terminates his employment other than for good reason, if we terminate Mr.

Anderson’s employment for cause, or if Mr. Anderson’s employment is terminated due to his death or disability, Mr. Anderson will be entitled to receive salary and accrued vacation through the date of termination only. However, in the event Mr. Anderson’s employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and rest
Noncompetition
Mr. Anderson agreed that during the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries. He also agreed that for a period of two years after the end of the term of his employment agreement he would not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.
Change in Control
In the event that Mr. Anderson’s employment with us is terminated either (i) by us for any reason other than for cause during a “pending change in control” (as that term is defined in Mr. Anderson’s employment agreement) of our Company or within one year following the occurrence of a “change in control” (as that term is defined in Mr. Anderson’s employment agreement), or (ii) by Mr. Anderson for good reason within one year following the occurrence of a change in control of our Company, then Mr. Anderson will be entitled to receive within 30 days of the date of termination of his employment (provided, however, if such 30 day period begins in one calendar year and ends in another calendar year, Mr. Anderson will not have the right to designate the calendar year of payment), in lieu of the severance payment otherwise payable, (i) an amount equal to three years of his base salary in effect on the date of termination of his employment, (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs, and (iii) full vesting of all outstanding stock options and restricted stock he holds.
Other Compensatory Arrangements
On November 17, 2015, upon the recommendation of the Compensation and Stock Option Committee, the Board approved stock option grants for certain named executive officers. Mr. Whang received a grant of an option to purchase 50,000 shares of the Company's common stock. Mr. Pentinga received a grant of an option to purchase 50,000 shares of the Company's common stock. Mr. Anderson received a grant of an option to purchase 35,000 shares of the Company's common stock. The options granted have an exercise price of $5.25 (the closing price of the Company's common stock on November 16, 2015) and will vest on the first four (4) anniversaries of the grant date. On November 17, 2015, the Company granted Mr. van der Wansem an option to purchase 6,000 shares of the Company’s common stock. The options granted to Mr. van der Wansem have an exercise price of $5.25 and will vest on the first three (3) anniversaries of the grant date.

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

•	As discussed elsewhere in this 10-K/A, our executive officer compensation includes a balanced mix of cash and equity.

•	Base salaries do not encourage risk taking as they are fixed in amount.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

November 19, 2015	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Executive Vice President -
Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

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
Sukesh Mohan

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney previously filed as Exhibit 24.1 with the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

March 3, 2016	By:	/s/ Bradley C. Anderson
Bradley C. Anderson, Executive Vice President -
Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	March 3, 2016
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	March 3, 2016
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Bradley C. Anderson	Executive Vice President – Finance and Chief Financial Officer	March 3, 2016
Bradley C. Anderson	(Principal Financial and Accounting Officer)

/s/ Robert M. Averick	Director	March 3, 2016
Robert M. Averick

*	Director	March 3, 2016
Michael Garnreiter

*	Director	March 3, 2016
Paul J. van der Wansem

*	Director	March 3, 2016
Egbert J.G. Goudena

*	Director	March 3, 2016
Robert F. King

*	Director	March 3, 2016
Sukesh Mohan

*By: /s/ Bradley C. Anderson
Bradley C. Anderson, Attorney-In-Fact**

**By authority of the power of attorney previously filed as Exhibit 24.1 with the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2015.