Form 10-Q
period 2016-03-31
AMTECH SYSTEMS INC
filed 2016-05-05
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2016
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
Shares of Common Stock outstanding as of April 28, 2016: 13,173,197

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	September 30, 2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$31,818	$25,852
Restricted cash	535	638
Accounts receivable
Trade (less allowance for doubtful accounts of $3,537 and $5,009 at March 31, 2016, and September 30, 2015, respectively)	16,641	14,488
Unbilled and other	6,089	8,494
Inventories	24,054	23,329
Deferred income taxes	2,050	2,050
Notes and other receivable	—	7,079
Other	3,888	3,772
Total current assets	85,075	85,702
Property, Plant and Equipment - Net	16,896	17,761
Deferred income taxes - Long Term	430	430
Other Assets - Long Term	1,167	3,356
Investments	3,404	2,733
Intangible Assets - Net	4,568	4,939
Goodwill	11,188	10,535
Total Assets	$122,728	$125,456
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,021	$15,646
Current maturities of long-term debt	747	919
Accrued compensation and related taxes	5,242	5,605
Accrued warranty expense	859	793
Deferred profit	3,431	4,873
Customer deposits	10,495	7,154
Other accrued liabilities	2,180	3,551
Income taxes payable	2,400	830
Total current liabilities	40,375	39,371
Long-term Debt	9,351	8,448
Income Taxes Payable - Long Term	5,960	4,990
Total liabilities	55,686	52,809
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,173,197 and 13,150,469 at March 31, 2016, and September 30, 2015, respectively	132	131
Additional paid-in capital	110,930	110,191
Accumulated other comprehensive loss	(8,611)	(8,666)
Retained deficit	(34,335)	(28,822)
Total stockholders' equity	68,116	72,834
Noncontrolling interest	(1,074)	(187)
Total equity	67,042	72,647
Total Liabilities and Stockholders' Equity	$122,728	$125,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues, net of returns and allowances	$22,483	$24,273	$44,557	36,669
Cost of sales	16,482	17,384	32,601	26,352
Gross profit	6,001	6,889	11,956	10,317

Selling, general and administrative	7,448	8,075	15,044	14,459
Research, development and engineering	2,160	750	4,447	2,586
Operating loss	(3,607)	(1,936)	(7,535)	(6,728)
Gain on sale of other assets	2,576	—	2,576	—
Income from equity method investment	688	—	671	—
Interest expense and other income, net	33	(217)	(169)	(120)
Loss before income taxes	(310)	(2,153)	(4,457)	(6,848)
Income tax provision	1,670	170	1,970	350
Net loss	(1,980)	(2,323)	(6,427)	(7,198)

Add: net loss (income) attributable to noncontrolling interest	481	2	914	(317)
Net loss attributable to Amtech Systems, Inc.	$(1,499)	$(2,321)	$(5,513)	$(7,515)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.11)	$(0.19)	$(0.42)	$(0.69)
Weighted average shares outstanding	13,169	11,997	13,161	10,914
Diluted loss per share attributable to Amtech shareholders	$(0.11)	$(0.19)	$(0.42)	$(0.69)
Weighted average shares outstanding	13,169	11,997	13,161	10,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(1,980)	$(2,323)	$(6,427)	$(7,198)
Foreign currency translation adjustment	617	(2,322)	82	(3,380)
Comprehensive loss	(1,363)	(4,645)	(6,345)	(10,578)

Comprehensive (income) loss attributable to noncontrolling interest	454	175	887	(138)
Comprehensive loss attributable to Amtech Systems, Inc.	$(909)	$(4,470)	$(5,458)	$(10,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended March 31,
	2016	2015
Operating Activities
Net loss	$(6,427)	$(7,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,529	1,641
Write-down of inventory	74	81
Deferred income taxes	(5)	901
Non-cash share based compensation expense	708	568
Gain on sale of other assets	(2,576)	—
Income from equity method investment	(671)	—
Reversal of allowance for doubtful accounts	(122)	(281)
Changes in operating assets and liabilities:
Restricted cash	97	844
Accounts receivable	475	(1,406)
Inventories	(656)	(7,482)
Accrued income taxes	1,939	(922)
Other assets	(120)	(2,027)
Accounts payable	(707)	7,664
Accrued liabilities and customer deposits	1,515	5,269
Deferred profit	(1,440)	(643)
Net cash used in operating activities	(6,387)	(2,991)
Investing Activities
Purchases of property, plant and equipment	(192)	(125)
Acquisitions, net of cash acquired	—	8,595
Proceeds from partial sale of subsidiary	7,012	—
Proceeds from sale of other assets	4,884	—
Net cash provided by investing activities	11,704	8,470
Financing Activities
Proceeds from the exercise of stock options	30	55
Payments on long-term debt	(259)	(121)
Borrowings on long-term debt	830	335
Net cash provided by financing activities	601	269
Effect of Exchange Rate Changes on Cash	48	(508)
Net Increase in Cash and Cash Equivalents	5,966	5,240
Cash and Cash Equivalents, Beginning of Period	25,852	27,367
Cash and Cash Equivalents, End of Period	$31,818	$32,607

Supplemental Cash Flow Information:
Cash paid for interest	$176	$58
Issuance of common stock for acquisitions	$—	$26,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation - Amtech Systems, Inc. (the “Company” or “Amtech”) is a global manufacturer of capital equipment, atomic layer deposition (“ALD”) including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. The Company sells these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, United States and Europe.

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

The consolidated results of operations for the three and six months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Where there have been installation and acceptance of more than two similarly configured items of equipment, but installation and acceptance have not become routine, recognition of revenue upon delivery of equipment is limited to the lesser of (i) the total selling price minus the relative selling price of the undelivered services or (ii) the non-contingent amount.

Since the Company only defers those costs directly related to installation, or other unit of accounting not yet delivered, and the contingent portion of the contract price is often considerably greater than the relative selling price of those items, the policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Deferred revenues	$5,746	$7,280
Deferred costs	2,315	2,407
Deferred profit	$3,431	$4,873

Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $0.5 million and $0.6 million as of March 31, 2016, and September 30, 2015, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of March 31, 2016 and September 30, 2015 includes $0.2 million relating the Company's proportional responsibility, assumed in connection with the BTU International Inc. (“BTU”) acquisition, for clean-up costs at a Superfund site.

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Approximately 65% of the Company's total cash balances are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained with financial institutions with reputable credit in The Netherlands, France and China.

As of March 31, 2016 one customer represented 11% of accounts receivable. As of September 30, 2015, no customer individually represented greater than 10% of accounts receivable.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 60% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Purchased parts and raw materials	$10,707	$11,587
Work-in-process	6,797	5,089
Finished goods	6,550	6,653
	$24,054	$23,329

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

The following is a summary of property, plant and equipment:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Land, building and leasehold improvements	$18,266	$18,095
Equipment and machinery	9,831	9,709
Furniture and fixtures	5,482	5,465
	33,579	33,269
Accumulated depreciation and amortization	(16,683)	(15,508)
	$16,896	$17,761

Goodwill - Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,617	$4,463	$728	$11,808
Accumulated impairment losses	(1,273)	—	—	(1,273)
Carrying value at September 30, 2015	5,344	4,463	728	10,535
Goodwill recognized due to acquisitions	—	600	—	600
Net foreign exchange differences	53	—	—	53
Carrying value at March 31, 2016	$5,397	$5,063	$728	$11,188

Goodwill	$6,685	$5,063	$728	$12,476
Accumulated impairment losses	(1,288)	—	—	(1,288)
Carrying value at March 31, 2016	$5,397	$5,063	$728	$11,188

Intangibles – Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		March 31, 2016			September 30, 2015
		(dollars in thousands)
Customer lists	10 years	$2,441	$(884)	$1,557	$2,434	$(808)	$1,626
Technology	5-10 years	3,255	(1,649)	1,606	3,223	(1,368)	1,855
Trade names	10-15 years	1,458	(125)	1,333	1,456	(72)	1,384
Other	2-10 years	301	(229)	72	278	(204)	74
		$7,455	$(2,887)	$4,568	$7,391	$(2,452)	$4,939

Long-lived assets - Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months, for all purchases of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. Estimates are based on past experience and take into account the nature of the products under warranty. The following is a summary of activity in accrued warranty expense:

	Six Months Ended March 31,
	2016	2015
	(dollars in thousands)
Beginning balance	$793	$628
Warranty - merger	—	806
Additions for warranties issued during the period	430	211
Reductions in the liability for payments made under the warranty	(382)	$(673)
Changes related to pre-existing warranties	3	180
Currency translation adjustment	15	$(102)
Ending balance	$859	$1,050

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

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Effect on income before income taxes (1)	$(366)	$(336)	$(708)	$(568)
Effect on income taxes	51	58	98	95
Effect on net income	$(315)	$(278)	$(610)	$(473)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the Company's option plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the NASDAQ the day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2026. Options issued by the Company generally vest over six months to four years, subject to the Company's board of directors' (the “Board”) discretion.

Stock option transactions and the options outstanding are summarized as follows:

	Six Months Ended March 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,627,477	$9.11	1,063,324	$7.37
Granted	350,075	5.25	327,500	9.74
Assumed - merger	—	—	367,229	14.19
Exercised	(9,188)	3.27	(11,289)	4.91
Forfeited	(62,116)	13.87	(641)	9.08
Outstanding at end of period	1,906,248	$8.29	1,746,123	$9.26

Exercisable at end of period	1,170,018	$9.16	1,102,682	$9.90
Weighted average fair value of options granted during the period	$3.04		$5.91

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2016	2015
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	63%	67%

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

The Company awards restricted shares under the existing share-based compensation plans. The Company's restricted share awards vest in equal annual installments over a two to four year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

Restricted stock transactions and awards outstanding are summarized as follows:

	Six Months Ended March 31,
	2016		2015
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	13,540	$7.98	35,203	$10.13
Released	(13,540)	7.98	(21,663)	11.47
Ending Outstanding	—	$—	13,540	$7.98

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) and foreign bank operating and time deposit accounts. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

Pensions - The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in The Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant to the Company's results of operations and financial condition. The Company's defined contribution plans cover substantially all of the employees in the United States. The Company matches certain employee funds on a discretionary basis while certain subsidiaries require a minimum match to maintain their safe harbor status.

Shipping expense – Shipping expenses of $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, are included in selling, general and administrative expenses. Shipping expenses of $0.8 million and $0.7 million for the six months ended March 31, 2016 and 2015, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(dollars in thousands)		(dollars in thousands)
Research, development and engineering	$2,525	$3,540	$5,139	$6,113
Grants earned	(365)	(2,790)	(692)	(3,527)
Net research, development and engineering	$2,160	$750	$4,447	$2,586

Impact of Recently Issued Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted.  The Company is currently evaluating the effect this ASU will have its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

2.	Income Taxes

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items are treated separately. The gain on the Kingstone transaction, described in Note 10, was treated as a discrete item and accounted for $1.7 million of the tax expense in the quarter, with the tax calculated utilizing the effective tax rate and other discrete items nearly offsetting each other.
Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the six months ended March 31, 2016 the valuation allowance increased by a net of $1.1 million primarily due to net operating losses in The Netherlands, France and China, partially offset by a decrease in the valuation allowance due to utilization of net operating losses in the United States.
The Company classifies all of our uncertain tax positions as non-current income taxes payable. At March 31, 2016 and September 30, 2015, the total amount of unrecognized tax benefits was approximately $2.4 million and $1.8 million, respectively. If recognized, these amounts would favorably impact the effective tax rate. Income taxes payable long-term primarily includes, among other items, withholding taxes that are not due until the related intercompany service fees are paid.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2016 and September 30, 2015, the Company had an accrual for potential interest and penalties of approximately $2.0 million and $1.8 million, respectively, classified with non-current income taxes payable.
The Company and one or more of its subsidiaries file income tax returns in The Netherlands, France, China, Singapore, Malaysia, Hong Kong, and Germany, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of their respective taxing jurisdictions, but generally is from 3 to 5 years in the jurisdictions in which the Company files tax returns.

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

For the three and six months ended March 31, 2016, options for 1,906,000 shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and six months ended March 31, 2015, options for 1,746,000 shares and 14,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

The following table outlines basic and diluted EPS:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,499)	$(2,321)	$(5,513)	$(7,515)
Weighted Average Shares Outstanding:
Common stock	13,169	11,997	13,161	10,914
Basic loss per share attributable to Amtech shareholders	$(0.11)	$(0.19)	$(0.42)	$(0.69)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,499)	$(2,321)	$(5,513)	$(7,515)
Weighted Average Shares Outstanding:
Common stock	13,169	11,997	13,161	10,914
Diluted shares	13,169	11,997	13,161	10,914
Diluted loss per share attributable to Amtech shareholders	$(0.11)	$(0.19)	$(0.42)	$(0.69)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

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
On October 1, 2015, the Company entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with the Rights Agent, which expands the definition of Exempted Person as defined in the Second Restated Rights Agreement to include any person that the Board, in its sole and absolute discretion, exempts from becoming an Acquiring Personas defined in the Second Restated Rights Agreement. A Person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

As previously disclosed, on October 8, 2015, the Company entered into a Letter Agreement (the “Agreement”) by and between the Company and certain shareholders of the Company who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One of the Joint Filers has become a member of our Board after it was approved by the Board. The Agreement permits the Joint Filers, pursuant to the Restated Rights Agreement, to individually acquire shares of common stock of the Company that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of the Company’s issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of the Company’s issued and outstanding shares of common stock, the Company is entitled to specific performance and all other remedies entitled to the Company at law or equity, among others. The Company’s board of directors approved the Agreement and transactions contemplated thereunder, and has the sole authority to terminate the Agreement at any time.

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

Solar - The Company is a leading supplier of thermal processing systems, ALD, related automation, parts and services, to the solar/photovoltaic industry and also offers PECVD (plasma-enhanced chemical vapor deposition) equipment to the global solar market. On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec B.V. (“SoLayTec”) and beginning in the second quarter of 2015, its business has been included in the results for this segment.

Semiconductor - In the Company’s Semiconductor segment, it designs, manufactures, sells and services thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries. On January 30, 2015, the Company completed its acquisition of BTU and, since the second quarter of 2015, its business has been included in the results for this segment.

Polishing - In the Company's Polishing segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

Information concerning our business segments is as follows:

	Three Months ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)
Net Revenues:
Solar (1)	$9,801	$9,463	$19,344	$17,749
Semiconductor	10,507	12,088	21,206	12,820
Polishing	2,175	2,722	4,007	6,100
	$22,483	$24,273	$44,557	$36,669
Operating income (loss):
Solar (1)	$(2,266)	$(724)	$(4,130)	$(3,219)
Semiconductor	(119)	730	(279)	630
Polishing	386	601	555	1,343
Non-segment related	(1,608)	(2,543)	(3,681)	(5,482)
	$(3,607)	$(1,936)	$(7,535)	$(6,728)

(1) The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Identifiable Assets:
Solar	$46,778	$45,717
Semiconductor	46,640	46,912
Polishing	5,714	5,793
Non-segment related	23,596	27,034
	$122,728	$125,456

6. Major Customers and Foreign Sales

During the six months ended March 31, 2016, no customers represented more than 10% of net revenues. During the six months ended March 31, 2015, one customer individually represented 19% of net revenues.

The Company has operations in The Netherlands, United States, France, and China. Our net revenues were to customers in the following geographic regions:

	Six Months Ended March 31,
	2016	2015
United States	23%	17%
Other	3%	3%
Total North America	26%	20%

China	22%	28%
Taiwan	12%	18%
Other	22%	16%
Total Asia	56%	62%

Total Europe	18%	18%
	100%	100%

7. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt is secured by the Company's real property in Billerica, Massachusetts, and has a remaining balance of $6.7 million as of March 31, 2016. The debt has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023.

In December 2014, the Company acquired $2.0 million of long-term debt as part of the SoLayTec B.V. (“SoLayTec”) acquisition. During the six months ended March 31, 2016, SoLayTec borrowed an additional $0.8 million. As of March 31, 2016 the SoLayTec long-term debt has a remaining balance of $3.4 million, with interest capitalized per the agreement bearing interest at rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of March 31, 2016, the Company had purchase obligations in the amount of $19.9 million compared to $9.8 million as of September 30, 2015. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development projects – In fiscal 2014, Tempress Systems, Inc. ("Tempress") entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement. As of March 31, 2016, Tempress has contributed $1.1 million of the required $1.4 million to the project.

EPA Accrual - As a result of the BTU acquisition, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2016. In accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

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

On February 18, 2016, the Delaware Court entered the Order approving the Amended Stipulation of Settlement. As a result, the Released Claims were dismissed with prejudice and without any admission of wrongdoing by any of the parties to the Stockholder Actions. Pursuant to the Amended Stipulation of Settlement, BTU, its insurer(s), or its successor(s) in interest are responsible for payment of fees and expenses in the amount of $325,000 which were paid in full on April 1, 2016.

As described above, the Released Claims are limited solely to claims related to any disclosures (or lack thereof) to BTU’s stockholders concerning the merger and any fiduciary claims concerning the decision to enter into the merger. While we are currently unaware of any other pending or threatened litigation related to additional claims arising from the Stockholder Actions, any future claims are uncertain, so additional harm could potentially result to the Company from this litigation, which may cause the Company to incur substantial costs and divert management’s attention from operational matters.

9. Investments

The Company’s equity method investments include a 15% interest in Kingstone Technology Hong Kong Limited (“Kingstone”). The Company recognizes its portion of net income or losses on a one-quarter lag. The carrying value of the equity method investment in Kingstone was $3.4 million and $2.7 million as of March 31, 2016 and September 30, 2015, respectively. For the three and six months ended March 31, 2016, Amtech's equity income from the investment in Kingstone was $0.7 million and has been included in our condensed consolidated statements of operations in income from equity method investment.

10. Related Party Transactions

In the fourth quarter of 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of the Hong Kong holding company. Upon the deconsolidation, Kingstone became a related party of the Company. Based on the terms of the transaction agreements in the second quarter of 2016, the Company received a payment of $4.9 million from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. The company recognized a gain on the sale of $2.6 million for the three and six months ended March 31, 2016, which is included in our condensed consolidated statement of operations in Gain on sale of other assets. At March 31, 2016, the Company's related accounts receivable due from Kingstone were $0.5 million, which are included in Accounts Receivable on the Condensed Consolidated Balance Sheet.

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

Overview

We operate in three reportable business segments: (i) solar, (ii) semiconductor and (iii) polishing. In our solar segment, we are a leading global supplier of thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (PECVD), atomic layer deposition (ALD), and related automation, parts and services, to the solar/photovoltaic industry. In our semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our polishing supplies segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

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

In September 2015, we sold a portion of our interest in Kingstone, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011), to a China-based venture capital firm. Proceeds from the sale of shares were paid to Amtech and used to support the company's core strategic initiatives. Upon completion of the transaction, we owned 15% of the Hong Kong holding company.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net revenue	100%	100%	100%	100%
Cost of sales	73%	72%	73%	72%
Gross margin	27%	28%	27%	28%
Selling, general and administrative	33%	33%	34%	39%
Research, development and engineering	10%	3%	10%	7%
Operating loss	(16)%	(8)%	(17)%	(18)%
Gain on sale of other assets	11%	0%	6%	0%
Income from equity method investment	3%	0%	2%	0%
Interest expense and other income, net	0%	(1)%	1%	0%
Loss before income taxes	(2)%	(9)%	(10)%	(18)%
Income taxes provision	7%	1%	4%	1%
Net loss	(9)%	(10)%	(14)%	(19)%
Add: net loss (income) attributable to noncontrolling interest	2%	0%	2%	(1)%
Net loss attributable to Amtech Systems, Inc.	(7)%	(10)%	(12)%	(20)%

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

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2016	2015	Incr (Decr)	% Change	2016	2015	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$9,801	$9,463	$338	4%	$19,344	$17,749	$1,595	9%
Semiconductor	10,507	12,088	(1,581)	(13)%	21,206	12,820	8,386	65%
Polishing	2,175	2,722	(547)	(20)%	4,007	6,100	(2,093)	(34)%
Total net revenue	$22,483	$24,273	$(1,790)	(7)%	$44,557	$36,669	$7,888	22%

Net revenue for the quarters ended March 31, 2016 and 2015 was $22.5 million and $24.3 million, respectively, a decrease of $1.8 million or 7%. Revenue from the solar segment increased 4% compared to the prior year quarter due primarily to increased recognition of previously-deferred revenue. Revenue from the semiconductor segment decreased 13% compared to the prior year quarter due primarily to lower shipments caused by the cyclical nature of this industry. Revenue from the polishing segment decreased 20% compared to the prior year quarter due primarily to decreases in sales of polishing templates and equipment, due primarily to competitive pressures caused, in part, by the strength of the US dollar versus currencies in the markets we serve.

Net revenue for the six months ended March 31, 2016 and 2015 was $44.6 million and $36.7 million, respectively, an increase of $7.9 million or 22%. Revenue from the solar segment increased 9% compared to the first six months of 2015 due primarily to increased recognition of previously-deferred revenue. Revenue from the semiconductor segment increased 65% compared to the first six months of 2015 due primarily to the acquisition of BTU in January 2015, partially offset by lower shipments caused by the cyclical nature of this industry and our dependence on a relatively small number of customers. Revenue from the polishing segment decreased 34% compared to the first six months of 2015 due to the reasons mentioned above.

Backlog and Orders

Our order backlog as of March 31, 2016 and 2015 was $67.3 million and $56.0 million, respectively, an increase of $11.3 million or 20%. Our backlog as of March 31, 2016 includes approximately $51.3 million of orders and deferred revenue from our solar industry customers, compared to $43.3 million at March 31, 2015. New orders booked in the quarter ended March 31, 2016 were $45.0 million ($28.0 million solar) compared to $30.9 million ($16.7 million solar) of customer orders in the quarter ended March 31, 2015. As of March 31, 2016 three customers individually accounted for 29%, 13%, and 11% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm, and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months ended March 31,				Six Months Ended March 31,
Segment	2016	2015	Incr (Decr)	% Change	2016	2015	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$1,420	$1,723	$(303)	(18)%	$3,168	$3,760	$(592)	(16)%
Semiconductor	3,882	4,147	(265)	(6)%	7,624	4,330	3,294	76%
Polishing	699	1,019	(320)	(31)%	1,164	2,227	(1,063)	(48)%
Total gross profit	$6,001	$6,889	$(888)	(13)%	$11,956	$10,317	$1,639	16%

Gross profit for the three months ended March 31, 2016 and 2015 was $6.0 million and $6.9 million, respectively, a decrease of $0.9 million. Gross margin on products from our solar segment decreased compared to the three months ended March 31, 2015, due primarily less usage of previously reserved inventory, which resulted in higher material costs as a percentage of shipments. Gross margin on products from our semiconductor segment increased primarily due to product mix. Gross margins on our polishing segments decreased primarily due to lower sales volumes. For the three months ended March 31, 2016, we recognized previously-deferred profit of $0.8 million. For the three months ended March 31, 2015 we deferred profit of $0.7 million.

Gross profit for the six months ended March 31, 2016 and 2015 was $12.0 million and $10.3 million, respectively, an increase of $1.6 million. Gross margin on products from our solar segment decreased compared to the first six months of fiscal 2015, due primarily to high margins on ion implant revenue in the first quarter of fiscal 2015 which did not repeat in fiscal 2016. In the semiconductor segment, gross profit and gross margin increased primarily due to the BTU acquisition. Gross margin on products from our polishing segment decreased primarily due to lower sales volumes. For the six months ended March 31, 2016 and 2015, we recognized previously-deferred profit of $1.5 million and $0.5 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2016 and 2015 were $7.4 million and $8.1 million, respectively. SG&A decreased compared to the prior year quarter due primarily to lower legal and consulting expenses related to our acquisition of BTU in January 2015, as well as lower commission expenses. Partially offsetting the decrease are three months of expenses incurred by BTU in the quarter ended March 31, 2016 compared to only two months of expenses in the quarter ended March 31, 2015. SG&A expense includes $0.4 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

SG&A expenses for the six months ended March 31, 2016 and 2015 were $15.0 million and $14.5 million, respectively. SG&A increased primarily due to expenses incurred by BTU which was acquired in January 2015. SG&A expense includes $0.7 million and $0.6 million of stock-based compensation expense for the six months ended March 31, 2016 and 2015, respectively.

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

	Three Months ended March 31,				Six Months Ended March 31,
	2016	2015	Incr. (Decr.)	% change	2016	2015	Incr. (Decr.)	% change
	(dollars in thousands)				(dollars in thousands)
Research, development and engineering	$2,525	$3,540	$(1,015)	(29)%	$5,139	$6,113	$(974)	(16)%
Grants earned	(365)	(2,790)	2,425	(87)%	(692)	(3,527)	2,835	(80)%
Net research, development and engineering	$2,160	$750	$1,410	188%	$4,447	$2,586	$1,861	72%

RD&E expense, net of grants earned, for the three months ended March 31, 2016 increased $1.4 million compared to the three months ended March 31, 2015. For the six months ended March 31, 2016, RD&E expense, net of grants, increased $1.9 million compared to the six months ended March 31, 2015. Lower grants earned in fiscal 2016 were partially offset by lower fiscal 2016 spending in the first six months of 2016. The decrease in RD&E spending results primarily from the deconsolidation of Kingstone in fiscal 2015, partially offset by the acquisitions of BTU and SoLayTec. The decrease in grants earned resulted from the effect of the deconsolidation of Kingstone in fiscal 2015.

Gain on Sale of Other Assets

For the three and six months ended March 31, 2016, we recognized a gain of $2.6 million on the receipt of sale of our exclusive sales and service rights in the Kingstone solar ion implant equipment.

Income from Equity Method Investment

For the three and six months ended March 31, 2016 we recognized investment income of $0.7 million related to our 15% equity investment in Kingstone.

Income Taxes

For the three and six months ended March 31, 2016 we recorded income tax expense of $1.7 million and $2.0 million, respectively. For the three and six months ended March 31, 2015 we recorded income tax expense of $0.2 million and $0.4 million respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. The gain on the Kingstone transaction, described above, was treated as a discrete item and accounted for $1.7 million of the tax expense in the quarter, with the tax calculated utilizing the effective tax rate and other discrete items nearly offsetting each other. During the three months ended March 31, 2016, the valuation allowance on deferred tax assets increased due to net operating losses in The Netherlands, France and China, partially offset by a reduction of the valuation allowance due to the utilization of net operating losses in the United States.

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

Liquidity and Capital Resources

At March 31, 2016, and September 30, 2015, cash and cash equivalents were $31.8 million and $25.9 million, respectively. At March 31, 2016, and September 30, 2015, restricted cash was $0.5 million and $0.6 million, respectively. Our working capital was $44.7 million as of March 31, 2016 and $46.3 million as of September 30, 2015.

The increase in cash for the first six months of fiscal 2016 of $6.0 million was primarily due to proceeds received from the partial sale of our equity interest in Kingstone of $7.0 million and the sale of the related sales and service rights for $4.9 million, along with net borrowings on long-term debt of $0.6 million. These increases were partially offset by cash used in operating activities of $6.4 million. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.1:1 and 2.2:1 as of March 31, 2016, and September 30, 2015, respectively. We have never paid dividends on our common stock.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $6.4 million for the six months ended March 31, 2016, compared to $3.0 million used in such activities for the six months ended March 31, 2015. During the six months ended March 31, 2016, $7.5 million was used in losses on operations, net of non-cash charges and cash of $1.1 million was provided by income taxes and other accrued liabilities, offset by purchases of inventory and payment of accounts payable.

 Cash Flows from Investing Activities

Our investing activities for each of the six month periods ended March 31, 2016 and 2015 consisted of purchases of property, plant and equipment of approximately $0.2 million and $0.1 million, respectively. In six months ended March 31, 2016, we received cash of $7.0 million from the partial sale of our equity interest in Kingstone and $4.9 million from the sale of the related sales and service rights. In the six months ended March 31, 2015 we acquired a 51% interest SoLayTec, for an investment of $0.3 million and acquired $8.8 million in the acquisition of BTU.

Cash Flows from Financing Activities

For the six months ended March 31, 2016, the primary source of $0.6 million of cash provided by financing activities were primarily comprised of borrowings of long-term debt of $0.8 million, net of payments of $0.3 million. Cash flows from borrowings were $0.3 million for the six months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $19.9 million as of March 31, 2016, compared to $9.8 million as of September 30, 2015, an increase of $10.1 million due to increased customer orders. In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt is secured by the Company’s real property in Billerica, Massachusetts, and has a remaining balance of $6.7 million as of March 31, 2016. The debt has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.

In December 2014, the Company acquired $2.0 million of long-term debt as part of the SoLayTec acquisition. During the six months ended March 31, 2016, SoLayTec borrowed an additional $0.8 million. As of March 31, 2016 the SoLayTec long-term debt has a remaining balance of $3.4 million, with interest capitalized per the agreement bearing interest at rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2016.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements”.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are generally conducted in U.S. dollars. Our operations in Europe, China and other countries conduct business primarily in their respective functional currencies, but occasionally we enter into transactions in non-functional currencies. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2015 and in the first six months of fiscal 2016, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction gains of $0.1 million and less than $0.1 million during the six months ended March 31, 2016 and 2015, respectively.

We incurred foreign currency translation gain of $0.1 million and loss of $3.4 million, during the six months ended March 31, 2016 and 2015, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $22.0 million as of March 31, 2016. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.2 million of other comprehensive income (loss).

As of March 31, 2016, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $10.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of March 31, 2016, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.6 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech's internal control over financial reporting during the six months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

On February 18, 2016, the Delaware Court entered the Order approving the Amended Stipulation of Settlement. As a result, the Released Claims were dismissed with prejudice and without any admission of wrongdoing by any of the parties to the Stockholder Actions. Pursuant to the Amended Stipulation of Settlement, BTU, its insurer(s), or its successor(s) in interest are responsible for payment of fees and expenses in the amount of $325,000 which were paid in full on April 1, 2016.

As described above, the Released Claims are limited solely to claims related to any disclosures (or lack thereof) to BTU’s stockholders concerning the merger and any fiduciary claims concerning the decision to enter into the merger. While we are currently unaware of any other pending or threatened litigation related to additional claims arising from the Stockholder Actions, any future claims are uncertain, so additional harm could potentially result to the Company from this litigation, which may cause the Company to incur substantial costs and divert management’s attention from operational matters.

Item 1A.	Risk Factors

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Second Amendment to Employment Agreement, dated March 10, 2016, by and between the Amtech Systems, Inc. and Bradley C. Anderson	*

10.2	Key Terms for Robert Hass Employment Agreement, dated February 22, 2016, by and between the Amtech Systems, Inc. and Robert T. Hass	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.PRE	Taxonomy Presentation Linkbase Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	May 5, 2016
Robert T. Hass
Vice President & Interim Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)