Form 10-Q
period 2016-06-30
AMTECH SYSTEMS INC
filed 2016-08-04
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2016
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
Shares of Common Stock outstanding as of July 28, 2016: 13,173,855

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	September 30, 2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$28,290	$25,852
Restricted cash	606	638
Accounts receivable
Trade (less allowance for doubtful accounts of $3,477 and $5,009 at June 30, 2016, and September 30, 2015, respectively)	18,344	14,488
Unbilled and other	8,215	8,494
Inventories	28,389	23,329
Deferred income taxes	2,050	2,050
Notes and other receivable	—	7,079
Other	4,397	3,772
Total current assets	90,291	85,702
Property, Plant and Equipment - Net	15,998	17,761
Deferred income taxes - Long Term	430	430
Other Assets - Long Term	1,128	3,356
Investments	2,960	2,733
Intangible Assets - Net	4,284	4,939
Goodwill	11,068	10,535
Total Assets	$126,159	$125,456
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,411	$15,646
Current maturities of long-term debt	723	919
Accrued compensation and related taxes	5,187	5,605
Accrued warranty expense	745	793
Deferred profit	3,983	4,873
Customer deposits	11,660	7,154
Other accrued liabilities	2,070	3,551
Income taxes payable	2,066	830
Total current liabilities	44,845	39,371
Long-term Debt	9,626	8,448
Income Taxes Payable - Long Term	5,970	4,990
Total liabilities	60,441	52,809
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,173,855 and 13,150,469 at June 30, 2016, and September 30, 2015, respectively	132	131
Additional paid-in capital	111,285	110,191
Accumulated other comprehensive loss	(8,883)	(8,666)
Retained deficit	(35,544)	(28,822)
Total stockholders' equity	66,990	72,834
Noncontrolling interest	(1,272)	(187)
Total equity	65,718	72,647
Total Liabilities and Stockholders' Equity	$126,159	$125,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues, net of returns and allowances	$33,342	$40,016	$77,899	$76,685
Cost of sales	23,711	29,888	56,312	56,240
Gross profit	9,631	10,128	21,587	20,445

Selling, general and administrative	8,665	10,054	23,709	24,513
Research, development and engineering	1,568	1,308	6,015	3,894
Operating loss	(602)	(1,234)	(8,137)	(7,962)
Gain on sale of other assets	—	—	2,576	—
Income (loss) from equity method investment	(444)	—	227	—
Interest expense and other income, net	(265)	(15)	(434)	(135)
Loss before income taxes	(1,311)	(1,249)	(5,768)	(8,097)
Income tax provision	70	290	2,040	640
Net loss	(1,381)	(1,539)	(7,808)	(8,737)

Add: net loss (income) attributable to noncontrolling interest	172	(65)	1,086	(382)
Net loss attributable to Amtech Systems, Inc.	$(1,209)	$(1,604)	$(6,722)	$(9,119)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.09)	$(0.12)	$(0.51)	$(0.78)
Weighted average shares outstanding	13,173	13,103	13,165	11,644
Diluted loss per share attributable to Amtech shareholders	$(0.09)	$(0.12)	$(0.51)	$(0.78)
Weighted average shares outstanding	13,173	13,103	13,165	11,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,381)	$(1,539)	$(7,808)	$(8,737)
Foreign currency translation adjustment	(299)	213	(217)	(3,168)
Comprehensive loss	(1,680)	(1,326)	(8,025)	(11,905)

Comprehensive (income) loss attributable to noncontrolling interest	197	(18)	1,084	(157)
Comprehensive loss attributable to Amtech Systems, Inc.	$(1,483)	$(1,344)	$(6,941)	$(12,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(7,808)	$(8,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,559	2,488
Write-down of inventory	116	31
Deferred income taxes	6	914
Non-cash share based compensation expense	1,059	864
Gain on sale of other assets	(2,576)	—
Income from equity method investment	(227)	—
Reversal of allowance for doubtful accounts	(143)	(300)
Changes in operating assets and liabilities:
Restricted cash	26	888
Accounts receivable	(3,538)	(4,193)
Inventories	(4,794)	(3,460)
Accrued income taxes	1,617	(5,561)
Other assets	(644)	639
Accounts payable	2,842	4,514
Accrued liabilities and customer deposits	2,695	695
Deferred profit	(828)	(1,156)
Net cash used in operating activities	(9,638)	(12,374)
Investing Activities
Purchases of property, plant and equipment	(442)	(511)
Acquisitions, net of cash acquired	—	8,595
Proceeds from partial sale of subsidiary	7,012	—
Proceeds from sale of other assets	4,884	—
Net cash provided by investing activities	11,454	8,084
Financing Activities
Proceeds from the exercise of stock options	34	521
Payments on long-term debt	(549)	(311)
Borrowings on long-term debt	1,145	557
Excess tax benefit of stock options	—	30
Net cash provided by financing activities	630	797
Effect of Exchange Rate Changes on Cash	(8)	(159)
Net Increase (Decrease) in Cash and Cash Equivalents	2,438	(3,652)
Cash and Cash Equivalents, Beginning of Period	25,852	27,367
Cash and Cash Equivalents, End of Period	$28,290	$23,715

Supplemental Cash Flow Information:
Cash paid for interest	$257	$426
Income tax payments	$112	$4,775
Transfer capital equipment to inventory	$521	$—
Issuance of common stock for acquisitions	$—	$26,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation - Amtech Systems, Inc. (the “Company”, “Amtech”, “we”, “us” or “our”) is a global manufacturer of capital equipment, atomic layer deposition (“ALD”) including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. The Company sells these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, the United States and Europe.

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

The consolidated results of operations for the three and nine months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists between us and our customers. For example, when the product has been delivered and title has transferred, or services have been rendered, or the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. For us, this policy generally results in revenue recognition at the following points:

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

Since the Company only defers those costs directly related to installation, or another unit of accounting not yet delivered, and the contingent portion of the contract price is often considerably greater than the relative selling price of those items, the policy at times will result in deferral of profit that is disproportionate in relation to the deferred revenue. When this is the case, the gross margin recognized in one period will be lower and the gross margin reported in a subsequent period will improve.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Deferred revenues	$6,290	$7,280
Deferred costs	2,307	2,407
Deferred profit	$3,983	$4,873

Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $0.6 million as of June 30, 2016, and September 30, 2015, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of June 30, 2016 and September 30, 2015 includes $0.2 million relating the Company's proportional responsibility, assumed in connection with the BTU International Inc. (“BTU”) acquisition, for clean-up costs at a Superfund site. Refer to Note 8 to Condensed Consolidated Financial Statements, Commitments and Contingencies, for more detail regarding our proportional liability related to the Superfund site.

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

Accounts Receivable - Unbilled and Other – Unbilled and other accounts receivable consist mainly of a contingent portion of the sales price that is not collectible until successful installation of the product. These amounts are generally billed upon final customer acceptance. Accounts receivable also includes Value-added tax (“VAT”) receivable.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customers consist of solar cell and semiconductor manufacturers worldwide, as well as the lapping and polishing marketplace. Credit risk is managed by performing ongoing credit evaluations of our customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and country of domicile. Reserves for potentially uncollectible receivables are maintained based on an assessment of collectability.

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Approximately 75% of the Company's total cash balances are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France and China.

As of June 30, 2016 and September 30, 2015, no customer individually represented greater than 10% of accounts receivable.

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

Inventories – Inventories are stated at the lower of cost or net realizable value. Approximately 60% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Purchased parts and raw materials	$12,265	$11,587
Work-in-process	11,832	5,089
Finished goods	4,292	6,653
	$28,389	$23,329

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation is computed using the straight-line method. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings from 20-30 years.

The following is a summary of property, plant and equipment:

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Land, building and leasehold improvements	$18,109	$18,095
Equipment and machinery	9,166	9,709
Furniture and fixtures	5,397	5,465
	32,672	33,269
Accumulated depreciation and amortization	(16,674)	(15,508)
	$15,998	$17,761

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,617	$4,463	$728	$11,808
Accumulated impairment losses	(1,273)	—	—	(1,273)
Carrying value at September 30, 2015	5,344	4,463	728	10,535
Goodwill recognized due to acquisitions	—	600	—	600
Net foreign exchange differences	(67)	—	—	(67)
Carrying value at June 30, 2016	$5,277	$5,063	$728	$11,068

Goodwill	$6,533	$5,063	$728	$12,324
Accumulated impairment losses	(1,256)			(1,256)
Carrying value at June 30, 2016	$5,277	$5,063	$728	$11,068

Intangibles – Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		June 30, 2016			September 30, 2015
		(dollars in thousands)
Customer lists	10 years	$2,425	$(962)	$1,463	$2,434	$(808)	$1,626
Technology	5-10 years	3,183	(1,704)	1,479	3,223	(1,368)	1,855
Trade names	10-15 years	1,453	(150)	1,303	1,456	(72)	1,384
Other	2-10 years	275	(236)	39	278	(204)	74
		$7,336	$(3,052)	$4,284	$7,391	$(2,452)	$4,939

Long-lived assets – Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

	Nine Months Ended June 30,
	2016	2015
	(dollars in thousands)
Beginning balance	$793	$628
Warranty – BTU merger	—	806
Additions for warranties issued during the period	691	411
Reductions in the liability for payments made under the warranty	(624)	(822)
Changes related to pre-existing warranties	(121)	92
Currency translation adjustment	6	(92)
Ending balance	$745	$1,023

Stock-Based Compensation - The Company measures compensation costs relating to share-based payment transactions based upon the grant date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation cost are credited to additional paid-in capital and reported as cash flow from financing activities.

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Effect on income before income taxes (1)	$(351)	$(296)	$(1,059)	$(864)
Effect on income taxes	47	40	145	134
Effect on net income	$(304)	$(256)	$(914)	$(730)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

Stock options issued under the terms of the Company's option plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the NASDAQ the trading day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent option grant expiring in 2026. Options issued by the Company generally vest over six months to four years, subject to the Company's board of directors' (the “Board”) discretion pursuant to the Company's share-based compensation plans.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,627,477	$9.11	1,063,324	$7.37
Granted	350,075	5.25	327,500	9.74
Assumed - merger	—	—	367,229	14.19
Exercised	(9,846)	3.46	(94,454)	5.51
Forfeited	(129,430)	12.87	(26,571)	29.48
Outstanding at end of period	1,838,276	$8.16	1,637,028	$9.12

Exercisable at end of period	1,128,320	$8.91	1,005,690	$9.75
Weighted average fair value of options granted during the period	$3.04		$5.91

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2016	2015
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	63%	67%

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

The Company awards restricted shares under its existing share-based compensation plans. The Company's restricted share awards vest in equal annual installments over a two to four year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

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

Cash, Cash Equivalents and Restricted Cash – Included in Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) and foreign bank operating and time deposit accounts. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

Receivables and Payables – The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Debt – The recorded amounts of these financial instruments, including long-term debt and current maturities of long-term debt, approximate fair value and are considered Level 2 in the fair value hierarchy.

Pensions – The Company has retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of the Company’s operations in The Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant to the Company's results of operations and financial condition. The Company's defined contribution plans cover substantially all of the employees in the United States. The Company matches certain employee funds on a discretionary basis while certain subsidiaries require a minimum match to maintain their safe harbor status.

Shipping expense – Shipping expenses of $0.8 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.6 million and $1.9 million for the nine months ended June 30, 2016 and 2015, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)		(dollars in thousands)
Research, development and engineering	$2,078	$3,650	$7,217	$9,763
Grants earned	(510)	(2,342)	(1,202)	(5,869)
Net research, development and engineering	$1,568	$1,308	$6,015	$3,894

Impact of Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. This ASU supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. The Company is evaluating the impact of adopting this pronouncement.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and early application is permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

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

The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items are treated separately. The gain on the Kingstone Technology Hong Kong Limited (“Kingstone”) transaction, described in Note 10, was treated as a discrete item and accounted for $1.7 million of the tax expense in the nine months ended June 30, 2016, with the tax calculated utilizing the effective tax rate and other discrete items nearly offsetting each other.
Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. Each quarter, the valuation allowance is re-evaluated. During the nine months ended June 30, 2016 the valuation allowance increased by a net of $1.6 million primarily due to net operating losses in The Netherlands, France and China, partially offset by a decrease in the valuation allowance due to utilization of net operating losses in the United States.
The Company classifies all of our uncertain tax positions as non-current income taxes payable. At June 30, 2016 and September 30, 2015, the total amount of unrecognized tax benefits was approximately $1.8 million. If recognized, these amounts would favorably impact the effective tax rate. Income taxes payable long-term primarily includes, among other items, withholding taxes that are not due until the related intercompany service fees are paid.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2016 and September 30, 2015, the Company had an accrual for potential interest and penalties of approximately $2.3 million and $2.0 million, respectively, classified with non-current income taxes payable.
The Company and one or more of its subsidiaries file income tax returns in The Netherlands, France, China, Singapore, Malaysia, Hong Kong, and Germany, as well as the U.S. and various states in the U.S. The Company and its subsidiaries have a number of open tax years dictated by statute in each of their respective taxing jurisdictions, but generally it is from 3 to 5 years in the jurisdictions in which the Company files tax returns.

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

For the three and nine months ended June 30, 2016, options for 1,840,000 shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2015, options for 1,640,000 shares and 14,000 restricted stock awards were excluded from the diluted EPS calculations because they were anti-dilutive.

The following table outlines basic and diluted EPS:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,209)	$(1,604)	$(6,722)	$(9,119)
Weighted Average Shares Outstanding:
Common stock	13,173	13,103	13,165	11,644
Basic loss per share attributable to Amtech shareholders	$(0.09)	$(0.12)	$(0.51)	$(0.78)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(1,209)	$(1,604)	$(6,722)	$(9,119)
Weighted Average Shares Outstanding:
Common stock	13,173	13,103	13,165	11,644
Diluted shares	13,173	13,103	13,165	11,644
Diluted loss per share attributable to Amtech shareholders	$(0.09)	$(0.12)	$(0.51)	$(0.78)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

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
On October 1, 2015, the Company entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with the Rights Agent, which expands the definition of Exempted Person as defined in the Second Restated Rights Agreement to include any person that the Board, in its sole and absolute discretion, exempts from becoming an Acquiring Person as defined in the Second Restated Rights Agreement. A Person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

As previously disclosed, on October 8, 2015, the Company entered into a Letter Agreement (the “Agreement”) by and between the Company and certain shareholders of the Company who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One of the Joint Filers has became a member of our Board after the Agreement was approved by the Board. The Agreement permits the Joint Filers, pursuant to the Restated Rights Agreement, to individually acquire shares of common stock of the Company that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of the Company’s issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of the Company’s issued and outstanding shares of common stock, the Company is entitled to specific performance and all other remedies entitled to the Company at law or equity, among others. The Company’s Board approved the Agreement and transactions contemplated thereunder, and the Board has the sole authority to terminate the Agreement at any time.

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

Information concerning our business segments is as follows:

	Three Months ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Revenues:
Solar (1)	$19,001	$24,392	$38,346	$42,141
Semiconductor	12,200	12,945	33,406	25,765
Polishing	2,141	2,679	6,147	8,779
	$33,342	$40,016	$77,899	$76,685
Operating income (loss):
Solar (1)	$(402)	$1,232	$(4,532)	$(1,987)
Semiconductor	1,056	(1,113)	777	(483)
Polishing	343	574	899	1,917
Non-segment related	(1,599)	(1,927)	(5,281)	(7,409)
	$(602)	$(1,234)	$(8,137)	$(7,962)

(1) The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Identifiable Assets:
Solar	$50,580	$45,717
Semiconductor	47,874	46,912
Polishing	5,274	5,793
Non-segment related	22,431	27,034
	$126,159	$125,456

6. Major Customers and Foreign Sales

During the nine months ended June 30, 2016, 1 customer represented 14% of net revenues. During the nine months ended June 30, 2015, two customers individually represented 18% and 12% of net revenues.

The Company has operations in The Netherlands, United States, France, and China. Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2016	2015
United States	20%	25%
Other	2%	2%
Total North America	22%	27%

China	24%	26%
Malaysia	22%	10%
Taiwan	13%	15%
Other	6%	8%
Total Asia	65%	59%
Germany	2%	5%
Other	11%	9%
Total Europe	13%	14%
	100%	100%

7. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt is secured by the Company's real property in Billerica, Massachusetts, and has a remaining balance of $6.6 million as of June 30, 2016. The debt has an interest rate of 4.4% through September 26, 2018, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023.

In December 2014, the Company acquired $2.0 million of long-term debt as part of the SoLayTec acquisition. During the nine months ended June 30, 2016, SoLayTec borrowed an additional $1.1 million. As of June 30, 2016 the SoLayTec long-term debt has a remaining balance of $3.7 million, with interest capitalized per the agreement bearing interest at rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of June 30, 2016, the Company had purchase obligations in the amount of $15.8 million compared to $9.8 million as of September 30, 2015. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development projects – In fiscal 2014, our wholly owned subsidiary, Tempress Systems, Inc. ("Tempress"), entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement. As of June 30, 2016, Tempress has contributed all of the required $1.4 million to the project.

EPA Accrual - As a result of the BTU acquisition, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2016. In accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

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

9. Investments

The Company’s equity method investments include a 15% interest in Kingstone Technology Hong Kong Limited (“Kingstone”). The Company recognizes its portion of net income or losses on a one-quarter lag. The carrying value of the equity method investment in Kingstone was $3.0 million and $2.7 million as of June 30, 2016 and September 30, 2015, respectively. For the three months ended June 30, 2016 we recognized investment loss of $0.4 million and for the nine months ended June 30, 2016 we recognized investment income of $0.2 million.

10. Related Party Transactions

In the fourth quarter of 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of the Hong Kong holding company. Upon the deconsolidation, Kingstone became a related party of the Company. Based on the terms of the transaction agreements in the second quarter of 2016, the Company received a payment of $4.9 million from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. The company recognized a gain on the sale of $2.6 million for the nine months ended June 30, 2016, which is included in our condensed consolidated statement of operations in Gain on sale of other assets. At June 30, 2016, the Company's related accounts receivable due from Kingstone were $0.3 million, which are included in Accounts Receivable on the Condensed Consolidated Balance Sheet.

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

Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions. In addition to internal product development, we have acquired companies with complementary products or products that serve adjacent process steps.  On January 30, 2015, we completed the acquisition of BTU International Inc. (“BTU”), which provides complementary thermal processing technologies in the semiconductor, electronics and solar sectors, and strengthens our footprint in China and other key geographic markets. On December 24, 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec B.V. (“SoLayTec”), which provides atomic layer deposition systems used in high efficiency solar cells.

In September 2015, we sold a portion of our interest in Kingstone, a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011), to a China-based venture capital firm. Proceeds from the sale of shares were paid to Amtech and used to support the company's core strategic initiatives. We now own 15% of the Hong Kong holding company following consummation of the transaction.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net revenue	100%	100%	100%	100%
Cost of sales	71%	75%	72%	73%
Gross margin	29%	25%	28%	27%
Selling, general and administrative	26%	25%	30%	32%
Research, development and engineering	5%	3%	8%	5%
Operating loss	(2)%	(3)%	(10)%	(10)%
Gain on sale of other assets	0%	0%	3%	0%
Income (loss) from equity method investment	(1)%	0%	0%	0%
Interest expense and other income, net	(1)%	0%	0%	0%
Loss before income taxes	(4)%	(3)%	(7)%	(10)%
Income taxes provision	0%	1%	3%	1%
Net loss	(4)%	(4)%	(10)%	(11)%
Add: net loss (income) attributable to noncontrolling interest	0%	0%	1%	0%
Net loss attributable to Amtech Systems, Inc.	(4)%	(4)%	(9)%	(11)%

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

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2016	2015	Incr (Decr)	% Change	2016	2015	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$19,001	$24,392	$(5,391)	(22)%	$38,346	$42,141	$(3,795)	(9)%
Semiconductor	12,200	12,945	(745)	(6)%	33,406	25,765	7,641	30%
Polishing	2,141	2,679	(538)	(20)%	6,147	8,779	(2,632)	(30)%
Total net revenue	$33,342	$40,016	$(6,674)	(17)%	$77,899	$76,685	$1,214	2%

Net revenue for the quarters ended June 30, 2016 and 2015 were $33.3 million and $40.0 million, respectively, a decrease of $6.7 million or 17%. Revenue from the solar segment decreased 22% compared to the prior year quarter when we shipped a greater number of PECVD equipment than we did in the third quarter of fiscal 2016. The decrease in sales of our PECVD equipment was partially offset by an increase in sales of our ALD equipment in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 used in PERC applications. We experience significant variability in orders and shipments from quarter-to-quarter; we believe the $15.3 million of PECVD solar equipment orders booked year-to-date orders better reflects the success of our PECVD solar equipment than the shipments in a single quarter. Contributing to the decrease in sales from the solar segment, we had a net deferral of revenue in the third quarter of fiscal 2016 compared to net recognition of previously-deferred revenue in the third quarter of fiscal 2015.

Revenue from the semiconductor segment decreased 6% compared to the prior year quarter due primarily to lower shipments caused by the cyclical nature of this industry. Revenue from the polishing segment decreased 20% compared to the prior year quarter due primarily to decreases in sales of polishing templates and equipment resulting from competitive pressures caused, in part, by the strength of the U.S. dollar versus other currencies in the markets in which we compete.

Net revenue for the nine months ended June 30, 2016 and 2015 was $77.9 million and $76.7 million, respectively, an increase of $1.2 million or 2%. Revenue from the solar segment decreased 9% compared to the first nine months of 2015 due primarily to lower PECVD sales partially offset by higher ALD sales, as discussed above. Contributing to the decrease in sales from the solar segment, are less revenues due to the deconsolidation of Kingstone. Revenue from the semiconductor segment increased 30% compared to the first nine months of 2015 due primarily to the inclusion of BTU for all nine months in 2016 versus five months in 2015, partially offset by lower shipments of diffusion furnaces to the semiconductor industry. Revenue from the polishing segment decreased 30% compared to the first nine months of 2015 for the reasons mentioned above.

Backlog and Orders

Our order backlog as of June 30, 2016 and 2015 was $63.8 million and $46.9 million, respectively, an increase of $16.9 million or 36%. Our backlog as of June 30, 2016 includes approximately $45.3 million of orders and deferred revenue from our solar industry customers, compared to $35.0 million at June 30, 2015. New orders booked in the quarter ended June 30, 2016 were $30.0 million ($13.2 million solar) compared to $30.2 million ($15.2 million solar) of customer orders in the quarter ended June 30, 2015. As of June 30, 2016 one customer individually accounted for 29% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm, and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months ended June 30,				Nine Months Ended June 30,
Segment	2016	2015	Incr (Decr)	% Change	2016	2015	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$4,241	$5,638	$(1,397)	(25)%	$7,409	$9,398	$(1,989)	(21)%
Semiconductor	4,764	3,504	1,260	36%	12,388	7,835	4,553	58%
Polishing	626	986	(360)	(37)%	1,790	3,212	(1,422)	(44)%
Total gross profit	$9,631	$10,128	$(497)	(5)%	$21,587	$20,445	$1,142	6%

Gross profit for the three months ended June 30, 2016 and 2015 was $9.6 million and $10.1 million, respectively, a decrease of $0.5 million. In the quarter ended June 30, 2016, gross margins on products from our solar segment benefited from cancellation revenue of $0.8 million related to 2011 orders, resulting in steady gross margins compared to the quarter ended June 30, 2015. Gross margin on products from our semiconductor segment increased primarily due to favorable product mix. Gross margins on our polishing segments decreased primarily due to lower sales volumes. For the three months ended June 30, 2016, we deferred profit of $0.6 million. For the three months ended June 30, 2015 we recognized previously-deferred profit of $0.5 million.

Gross profit for the nine months ended June 30, 2016 and 2015 was $21.6 million and $20.4 million, respectively, an increase of $1.1 million. Gross margin on products from our solar segment decreased compared to the first nine months of fiscal 2015, due primarily to high margins on ion implant revenue in the first quarter of fiscal 2015. Since the deconsolidation of Kingstone as of September 30, 2015, the revenue from ion implanters is no longer included in our consolidated results. In the semiconductor segment, gross profit and gross margin increased primarily due to the BTU acquisition. Gross margin on products from our polishing segment decreased primarily due to lower sales volumes. For the nine months ended June 30, 2016 and 2015, we recognized previously-deferred profit of $0.8 million and $1.0 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2016 and 2015 were $8.7 million and $10.1 million, respectively. SG&A decreased compared to the prior year quarter due primarily to lower commission and shipping expense resulting from lower shipments, and $0.7 million from our cost reductions efforts. SG&A expense includes $0.4 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively.

SG&A expenses for the nine months ended June 30, 2016 and 2015 were $23.7 million and $24.5 million, respectively. SG&A decreased primarily due to lower shipping and commissions expense resulting from lower shipments and lower acquisition and legal fees related to our acquisition of BTU in January 2015, partially offset by higher expenses incurred by BTU which reflects nine months of expenses in fiscal 2016 year-to-date versus five months in fiscal 2015 year-to-date. SG&A expense includes $1.1 million and $0.9 million of stock-based compensation expense for the nine months ended June 30, 2016 and 2015, respectively.

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

	Three Months ended June 30,				Nine Months Ended June 30,
	2016	2015	Incr. (Decr.)	% Change	2016	2015	Incr. (Decr.)	% Change
	(dollars in thousands)				(dollars in thousands)
Research, development and engineering	$2,078	$3,650	$(1,572)	(43)%	$7,217	$9,763	$(2,546)	(26)%
Grants earned	(510)	(2,342)	1,832	(78)%	(1,202)	(5,869)	4,667	(80)%
Net research, development and engineering	$1,568	$1,308	$260	20%	$6,015	$3,894	$2,121	54%

RD&E expense, net of grants earned, for the three months ended June 30, 2016 increased $0.3 million compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, RD&E expense, net of grants, increased $2.1 million compared to the nine months ended June 30, 2015. For the three and nine months ended June 30, 2016, spending, grants earned and net expense were lower than in fiscal 2015 due primarily to the deconsolidation of Kingstone in fiscal 2015. This lower activity was partially offset by RD&E spending at BTU and SoLayTec which were acquired during fiscal 2015.

Gain on Sale of Other Assets

For the nine months ended June 30, 2016, we recognized a gain of $2.6 million on the sale of our exclusive sale and service rights in the Kingstone solar ion implanter. We did not recognize any gain on the sale of assets for the nine months ended June 30, 2015.

Income from Equity Method Investment

For the three months ended June 30, 2016 we recognized investment loss of $0.4 million related to our 15% equity investment in Kingstone. For the nine months ended June 30, 2016 we recognized investment income of $0.2 million related to our 15% equity investment in Kingstone. We did not recognize any investment income for the three and nine months ended June 30, 2015.

Income Taxes

For the three months ended June 30, 2016 and 2015 we recorded income tax expense of $0.1 million and $0.3 million, respectively. For the nine months ended June 30, 2016 and 2015 we recorded income tax expense of $2.0 million and $0.6 million respectively, with the increase primarily due to the $1.7 million of tax on the gain from the sale of the Kingstone exclusive sale and service rights. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. During the nine months ended June 30, 2016, the valuation allowance on deferred tax assets increased due to net operating losses in The Netherlands, France and China, partially offset by a reduction of the valuation allowance due to the utilization of net operating losses in the United States.

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

Liquidity and Capital Resources

At June 30, 2016, and September 30, 2015, cash and cash equivalents were $28.3 million and $25.9 million, respectively. At June 30, 2016, and September 30, 2015, restricted cash was $0.6 million. Our working capital was $45.4 million as of June 30, 2016 and $46.3 million as of September 30, 2015.

The increase in cash for the first nine months of fiscal 2016 of $2.4 million was primarily due to proceeds received from the partial sale of our equity interest in Kingstone of $7.0 million and the sale of the related sale and service rights for $4.9 million, along with net borrowings on long-term debt of $0.6 million. These increases were partially offset by cash used in operating activities of $9.6 million and capital expenditures of $0.4 million. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Our ratio of current assets to current liabilities was 2.0:1 and 2.2:1 as of June 30, 2016, and September 30, 2015, respectively. We have never paid dividends on our common stock.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $9.6 million for the nine months ended June 30, 2016, compared to $12.4 million used in such activities for the nine months ended June 30, 2015. During the nine months ended June 30, 2016, $7.0 million was used in losses on operations, net of non-cash charges and cash of $2.6 million was used by accounts receivable and purchases of inventory, offset by income taxes, accounts payable and other accrued liabilities

 Cash Flows from Investing Activities

In the nine months ended June 30, 2016, we received cash of $7.0 million from the partial sale of our equity interest in Kingstone and $4.9 million from the sale of the related sale and service rights. In the nine months ended June 30, 2015 we acquired a 51% interest SoLayTec, for an investment of $0.3 million and acquired $8.8 million in the acquisition of BTU. The cash provided by those investing activities were partially offset by purchases of property, plant and equipment of approximately $0.4 million and $0.5 million during the nine months ended June 30, 2016 and 2015, respectively.

Cash Flows from Financing Activities

For the nine months ended June 30, 2016, the primary source of $0.6 million of cash provided by financing activities were primarily comprised of borrowings of long-term debt of $1.1 million, net of payments of $0.5 million. For the nine months ended June 30, 2015, the primary source of $0.8 million of cash provided by financing activities were proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2016, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $15.8 million as of June 30, 2016, compared to $9.8 million as of September 30, 2015, an increase of $6.0 million due to increased customer orders.

During the nine months ended June 30, 2016, SoLayTec borrowed an additional $1.1 million. As of June 30, 2016 the SoLayTec long-term debt has a remaining balance of $3.7 million, with interest capitalized per the agreement bearing interest at rates ranging from 5.95% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2016.

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

During fiscal 2015 and in the first nine months of fiscal 2016, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million and gains of $0.1 million during the nine months ended June 30, 2016 and 2015, respectively.

We incurred foreign currency translation losses of $0.2 million and $3.2 million during the nine months ended June 30, 2016 and 2015, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $20.7 million as of June 30, 2016. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $2.1 million of other comprehensive income (loss).

As of June 30, 2016, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $11.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment cause our gross profit on such orders to be $1.2 million greater or less than expected on the date the order was taken.

As of June 30, 2016, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $1.0 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the interim Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech's internal control over financial reporting during the nine months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results or operations or liquidity. As previously disclosed in the Company’s filings with the SEC, shortly after the Company entered into the merger agreement with BTU, two separate putative stockholder class action complaints (together, the "Stockholder Actions") were filed in the Court of Chancery of the State of Delaware (the "Delaware Court"). The first was filed on November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU's stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 4, 2016
Robert T. Hass
Vice President & Interim Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)