Form 10-K
period 2016-09-30
AMTECH SYSTEMS INC
filed 2016-11-30
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2016
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

As of March 31, 2016, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $56,195,833, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 22, 2016, the registrant had outstanding 13,179,535 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2016 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2016, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K, or made by management of Amtech Systems, Inc. and its subsidiaries (“the Company” or “Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). The forward-looking statements in this Annual Report on Form 10-K relate only to events or information as of the date on which the statements are made in this Annual report on Form 10-K. Examples of forward-looking statements include statements regarding Amtech's future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “ITEM 1A. RISK FACTORS.” These and many other factors could affect Amtech's future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.
You should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual results may be materially different from what we expect or project.

All references to “we,” “our,” “us,” or “Amtech” refer to Amtech Systems, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

OUR COMPANY
We are a leading, global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. Semiconductors, or semiconductor chips, are fabricated on silicon wafer substrates, sliced from ingots, and are part of the circuitry, or electronic components, of many products including solar cells, computers, telecommunications devices, automotive products, consumer goods, and industrial automation and control systems. The Company's wafer handling, thermal processing and consumable products currently address the diffusion, oxidation, and deposition steps, including atomic layer deposition used in the fabrication of solar cells, LEDs, semiconductors, microelectromechanical systems (“MEMS”) and the polishing of newly sliced silicon wafers.
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

We believe our product portfolio, developed through a track record of technological innovation as well as the successful integration of key acquisitions, reduces the cost of solar cell manufacturing by increasing solar cell efficiency, increasing throughput and increasing yields. We have been providing manufacturing solutions to the semiconductor industry for over 30 years and have leveraged our semiconductor technology and industry presence to capitalize on growth opportunities in the solar industry. Our customers use our equipment to manufacture solar cells, semiconductors, silicon wafers and MEMS, which are used in end markets such as solar power, telecommunications, consumer electronics, computers, automotive and mobile hand-held devices. Through the acquisition of BTU International, Inc. ("BTU") in fiscal 2015, we expanded our thermal processing capability with the supply of solder reflow systems used for surface mount and semiconductor packaging applications in the electronics assembly market, and custom equipment for multiple industrial markets. Also in fiscal 2015, we expanded our participation in the solar market through the acquisition of a controlling interest in SoLayTec B.V. ("SoLayTec"), which provides Atomic Layer Deposition ("ALD") systems used in high efficiency solar cells. To complement our research and development efforts, we also sell our equipment to, and coordinate certain development efforts with, research institutes, universities and customers.

For fiscal 2016, we recognized net revenue of $120 million, which included $61 million of solar revenue or approximately 51% of our total revenue. These results compare to $105 million of net revenue for fiscal 2015, which included $57 million of solar revenue or approximately 54% of our total revenue. Our order backlog as of September 30, 2016 and 2015 was $49 million and $35 million, respectively, a 41% increase. Our backlog as of September 30, 2016 included approximately $34 million of orders and deferred revenue from our solar industry customers compared to $23 million from our solar industry customers as of September 30, 2015. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales in subsequent periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders.

Orders from the solar industry totaled $76 million during fiscal 2016, compared to $61 million and $38 million in fiscal 2015 and 2014, respectively. The solar book to bill ratio for fiscal years 2016 and 2015 was 1.2:1 and 1.1:1, respectively.

Following the Company's acquisition of BTU, an evaluation was conducted of the Company's organizational structure. Beginning with the second quarter of fiscal 2015, the Company made changes to its reportable segments. Prior period amounts have been revised to conform to the current period segment reporting structure. The Company operates in three business segments: (i) solar, (ii) semiconductor and (iii) polishing. For information regarding net revenue, operating income and identifiable assets attributable to each of our three business segments for each of the past three fiscal years, see Note 7 of the Notes to Consolidated Financial Statements included herein and "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in this Annual Report. For information on the products of each segment, see "Solar and Semiconductor Equipment Products" and "Polishing Supplies Products" within this "ITEM 1. BUSINESS" section. For information regarding risks to our business, see “ITEM 1A. RISK FACTORS.”

GROWTH STRATEGY

Capitalize on Growth Opportunities in the Solar Industry by Leveraging Our Diffusion Furnace Market Share, Top-Tier Customer Relationships, and Track Record of Technological Innovation. We believe that long-term growth in the solar industry will be driven by several macro-economic factors, such as volatile energy prices, limited non-renewable energy resources, government incentives for solar generated electricity, increasing environmental awareness, energy security concerns and the expected decrease in the cost of solar energy. As the solar market continues to develop, advances in process technology will be vital to remaining competitive. We intend to continue leveraging our market position, relationships with leading global solar cell customers and demonstrated track record of technical innovation to maximize sales of our current and next-generation technology solutions.

Develop Multi-Product Solutions to Expand Our Addressable Market. We are focused on acquiring, developing and licensing new products across our business in response to customer needs in the solar market. As we add to our product portfolio, we plan to continue expanding our offerings within the solar cell production process, thus capturing a greater percentage of capital spent on building global solar cell manufacturing capacity. Our successful development of PECVD (“Plasma-Enhanced Chemical Vapor Deposition”) equipment is a recent example of meeting our customers' needs and expanding the size of our addressable market.

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

In September 2015, we sold a portion of our interest in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”) that is the parent company of Shanghai Kingstone (collectively with Kingstone Hong Kong, “Kingstone”), a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011), to a China-based venture capital firm. Proceeds from the sale of shares were paid to Amtech and used to support the company's core strategic initiatives. We now own 15% of the holding company, Kingstone Hong Kong, following consummation of the transaction, which effectively represents an 8% beneficial ownership interest in the Shanghai operating entity, Shanghai Kingstone.

SOLAR INDUSTRY

We provide process equipment and related cell manufacturing equipment to many of the world's leading solar cell manufacturers.

Within process equipment, our primary focus is on our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type, PECVD systems. Our N-type technology has been developed through a three-party research collaboration agreement with the Energy Research Centre of the Netherlands, or ECN, a leading solar research center in Europe and Yingli Green Energy Holding Company Limited, or Yingli, one of the world's leading vertically integrated photovolataic (“PV”) product manufacturers. In 2012, we launched our PECVD system. Through our acquisition of SoLayTec, we produce, develop, and deliver and service worldwide machines for ultrafast ALD Equipment used in high efficiency solar cells.

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

Our horizontal furnaces generally consist of three large modules: the load station where the loading of the wafers occurs; the furnace section, which is comprised of one to five thermal reactor chambers; and the gas distribution cabinet where the flow of gases into the reactor chambers is controlled, and often customized to meet the requirements of our customers' particular processes. The horizontal furnaces utilize a combination of existing industry and proprietary technologies and are sold primarily to solar customers and semiconductor customers who do not require the advanced automation of, or cannot justify the higher expense of, vertical furnaces for some or all of their diffusion processes. Our models are capable of processing all currently existing wafer sizes.

Automation Products - Solar & Semiconductor. Our automation technology products are used in several of the diffusion steps and in the anneal processing step of solar cell manufacturing. Our R2D Automation equipment includes mass wafer transfer systems, sorters, long-boat transfer systems, load station elevators, buffers and conveyers. We use a vacuum technology in our Comet Standalone and our Comet Full Automation solar wafer transfer systems designed to ensure high throughput, reduced breakage and thereby increased yield.

Chemical Vapor Deposition (CVD). We have two applications in the solar device technology. Our solar PECVD product applies an anti-reflective coating to solar wafers; a coating critical to the efficiency of solar cells. PECVD layers are also used for passivation of the front and/or back side of the solar cell. We also offer the combination of tunnel oxide with a LPCVD of poly-layer, this is a new application in our solar roadmap towards efficiencies above 21%. These solar products add two solar cells processing step to Amtech's offerings. We are exploring next-generation high-efficiency technology and dedicating our efforts to that process development.

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

Continuous Thermal Processing Systems. Through our BTU subsidiary, we produce and sell thermal processing systems used in the solder reflow and curing stages of printed circuit board assembly as well as systems for the thermal processes used in advanced semiconductor packaging. Our printed circuit board assembly products are used primarily in the advanced, high-density segments of the market that utilize surface mount technology.
Flip-chip reflow provides the physical and electronic bond of the semiconductor device to its package. Our range of convection reflow systems, utilizing patented closed loop convection technology, rated at up to 400°C and operate in air or nitrogen atmospheres. These products utilize forced impingement convection technology to transfer heat to the substrate. Using thermal power arrays of up to five-kilowatts, they can process substrates in dual lane, dual speed configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in four models based on the heated lengths of thermal processing chambers. Heated length is based on the required production rate and loading requirements.

POLISHING SUPPLIES PRODUCTS

Our polishing supplies division provides solutions to the lapping and polishing marketplace. Lapping is the process of abrading components with a high degree of precision for flatness, parallelism and surface finish. Common applications for this technology are silicon wafers for semiconductor products, sapphire substrates for LED lighting and mobile devices, silicon carbide wafers for LED and power device applications, various glass and silica components for 3D image transmission, quartz and ceramic components for telecommunications devices, medical device components and computer hard disks. We manufacture the products described below in Pennsylvania and sell them under our PR Hoffman brand name.

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
Semiconductor Polishing Templates. Our polishing templates are used to securely hold sapphire or other wafer materials in place during single-sided polishing processes. Polishing templates are customized for specific applications and are manufactured to exacting tolerances. We manufacture polishing templates for most brands of tools and various processes. In addition to silicon wafers, these products are used in polishing silicon carbide wafers and sapphire crystals used in LEDs, power devices as well as mobile communication applications.
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

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer's order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research, development and engineering costs. Our expenditures (net of grants earned) that have been accounted for as research and development were $8.0 million (7% of net revenue) for fiscal 2016, $6.9 million (7% of net revenue) for fiscal 2015, and $6.3 million (11% of net revenue) for fiscal 2014.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Countries	Expiration Date or Pending Approval
Multiple methods for manufacturing a solar cell and related equipment	Various	Various
Method for manufacturing a solar cell; N-type cells with reverse flow and metal wrap-through	Netherlands	2032
Method for manufacturing a solar cell; N-type cells with reverse flow and metal wrap-through	United States	2033
Wafer boat and use thereof	Netherlands	2034
Wafer boat loader assembly, furnace system, use thereof and method for operating said assembly	Netherlands	2035
IBAL (Individual Boats with Automated Loading) Model S-300	United States	Various
Systems and methods for charging solar cell layers	Various	Various
Gas-bearing-based Atomic Layer Deposition (ALD)	Europe	2028
Carrier-less gas bearing ALD	Europe	2029
Reciprocal and helical-scan multi-nozzle ALD configurations	Europe	2030
Ultrafast gas bearing-based reactive ion etching	Europe	2030
Contactless ALD patterning process	Europe	2030
Maskless patterned fast ALD	Europe	2030
Modular furnace system	United States	2021
Convection furnace thermal profile enhancement	United States	2023
Lapping machine adjustable mechanism	United States	2027

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

During fiscal 2016, 80% of our net revenue came from customers outside of North America. This group represented 74% of revenues in fiscal 2015. In fiscal 2016, net revenue was distributed among customers in different geographic regions as follows: North/South America 20% (17% of which is in the United States), Asia 68% (including 28% to China 18% to Malaysia and 15% to Taiwan) and Europe 12%. In fiscal 2016, one customer individually accounted for 11% of net revenue. In fiscal 2015, two customers individually accounted for 15% and 11% of net revenue, respectively. In fiscal 2014, two customers individually accounted for 18% and 11% of net revenue, respectively. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of solar cell and semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions. See "Part 1 Financial Information, Item 1. Consolidated Financial Statements, Footnote 8 Geographic Regions" for information regarding our net long-lived assets.

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

The Solar Cell, Semiconductor Device, and MEMS Markets. Our thermal processing equipment and automation primarily compete with those produced by other original equipment manufacturers, some of which are well-established firms that are much larger and have substantially greater financial resources than we have. Some of our competitors have a diversified product line, making it difficult to quantify their sales of products that compete directly with our products. Competitors of our horizontal diffusion furnaces include Centrotherm GmbH, Koyo Systems Co. Ltd., Sandvik Thermal Process, Inc., a subsidiary of Sandvik AB, 48th Institute, Sevenstar Electronics, CVD Equipment, Inc., Semco Engineering S.A., S.C New Energy, Meyer Burger, Ltd. and Expertech, Inc. We are experiencing increased competition from local Chinese equipment manufacturers, including 48th Institute, S.C New Energy and Sevenstar Electronics, which may receive varying levels of financial support from the Chinese government. Our primary competitive advantages over such local manufacturers include our automation and higher-efficiency solar cell production technologies which we develop in collaboration with customers and research institutes. Also, our furnaces and lapping and polishing machines face, to a limited extent, competition from equipment on the low-end of the price spectrum.

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

General Industrial Lapping and Polishing Machines, Supplies and Semiconductor Wafer Markets. We experience price competition for wafer carriers produced by foreign manufacturers for which there is very little publicly available information. As a result, we are intensifying our efforts to reduce the cost of our carriers and will continue to compete with other manufacturers of carriers by continuing to update our product line to keep pace with the rapid changes in our customers' requirements and by providing a high level of quality and customer service. We produce steel carriers, including insert carriers, on an advanced laser-cutting tool, which reduces our costs and lead times and increases our control over quality. Competitors of our lapping and polishing machines and supplies include Lapmaster Wolters, Speedfam Co. Ltd., Lapmaster International, LLC, Hamai Co., Ltd., Onse, Inc. and Eminess Technologies, Inc. Our strategy to enhance our sales of wafer carriers includes developing additional niche markets for templates and providing a high level of customer support and products at a lower cost than our competitors.

EMPLOYEES

As of September 30, 2016, we employed 470 people. Of these employees, 14 were based at our corporate offices in Tempe, Arizona, 30 at our manufacturing plant in Carlisle, Pennsylvania, 82 at our manufacturing plants in N. Billerica, Massachusetts, 132 at our combined facilities in The Netherlands, 150 at our facilities in China, 14 at other Asia-Pacific offices, 42 at our facilities in France, and 6 at our office in the U.K . Of the 30 people employed at our Carlisle, Pennsylvania facility, 21 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike, and other than employees at the Carlisle facility, no other employees are represented by a union. We consider our employee relations to be good.

ENVIRONMENTAL

EPA Accrual - As a result of the acquisition of BTU, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.2 million. As of September 30, 2016, the remaining liability is $0.2 million, which is included in Other Accrued Liabilities on the Consolidated Balance Sheet as of September 30, 2016. In 2009, in accordance with the settlement agreement with the EPA, BTU established a letter of credit for $0.2 million for the benefit of the EPA to secure potential cash payments as part of BTU's settlement of their proportional liability.

CORPORATE INFORMATION

We were incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We conduct operations through five wholly-owned subsidiaries: Tempress Systems, Inc., or Tempress, a Texas corporation with all of its operations in Vaassen, The Netherlands, acquired in 1994 and subsequently reincorporated in The Netherlands; P.R. Hoffman Machine Products, Inc., or P.R. Hoffman, an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997; Bruce Technologies, Inc., or Bruce Technologies, a Massachusetts corporation based in North Billerica, Massachusetts, acquired in July 2004; R2D Automation SAS, or R2D, a French corporation located near Montpellier, France, acquired in October 2007; BTU International, Inc., a Delaware corporation based in North Billerica, Massachusetts, acquired in January 2015. In addition, we acquired a majority ownership of SoLayTec, a private company based in Eindhoven, the Netherlands. We also own a 15% interest in Kingstone Hong Kong, which effectively represents an 8% beneficial ownership interest in the Shanghai operating entity, Shanghai Kingstone.

AVAILABLE INFORMATION

Our internet website address is www.amtechsystems.com. Through our website, we make available, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the Securities and Exchange Commission, or the SEC. The information found on our website, or information that may be accessed through links on our website, are not part of this or any other report we file with, or furnish to, the SEC. In addition, our SEC filings are available at the SEC's website at http://www.sec.gov.

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

Risks Related to our Business and Industry.

The ongoing volatility of the solar and semiconductor equipment industry may negatively impact our business and results of operations and our corresponding ability to efficiently budget our expenses. The demand for our products and the profitability of our products can change significantly from period to period as a result of numerous factors.

The solar and semiconductor equipment industries are highly cyclical and the conditions of the industries we operate are volatile. As such, demand for, and the profitability of, our products can change significantly from period to period as a result of numerous factors, including, but not limited to:

• changes in global and regional economic conditions;
• changes in capacity utilization and production volume of manufacturers of solar cells, semiconductors, silicon wafers and MEMS;

•	the profitability and capital resources of those manufacturers;

•	tariff and international trade barriers, including without limitation unfair trade proceedings against solar PV manufacturers in China;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and
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

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully in these markets. Some of our competitors are diversified companies having substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from emerging solar and semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer often at a lower price than ours and use innovative technology to sell products into specialized markets. Furthermore, we face competition from Chinese equipment manufacturers, including 48th Institute and Sevenstar Electronics, which may receive greater support from Chinese customers and governmental agencies because they are locally based. Loss of competitive position could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that larger, better-financed competitors will develop and market more advanced products than those that we currently offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenue and results of operations.

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

As of September 30, 2016, one customer individually represented 11% of accounts receivable. As of September 30, 2015, no single customer represented greater than 10% of accounts receivable. A significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. A concentration of our receivables from one or a small number of customers places us at risk. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment where appropriate and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek, and on occasion, may receive pricing, payment, intellectual property-related, or other commercial terms that are less favorable to the Company. If any one or more of our major customers does not pay us or continue business with us, it could adversely affect our financial position and results of operations.

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

During fiscal 2015, 74% of our net revenue came from customers outside of North America. During fiscal 2016, 80% of our net revenue came from customers outside of North America as follows:

•	Asia - 68% (including China - 28%, Malaysia 18% and Taiwan - 15%); and

•	Europe – 12%

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

Our common stock may experience substantial price volatility.

Our stock price has experienced volatility in the past, and volatility in the price of our common stock may occur in the future, particularly as a result of fluctuations in global economic conditions and quarter-to-quarter variations in our actual or anticipated financial results, or the financial results of other semiconductor companies or our customers. Stock price volatility may also result from product announcements by us or our competitors, or from changes in perceptions about the various types of products we manufacture and sell. In addition, our stock price may fluctuate due to price and volume fluctuations in the stock market, especially in the technology sector, and as a result of other considerations or events described in this section.

Our business may be adversely affected by significant exchange rate fluctuations and changes in foreign laws

We incurred a net foreign currency transaction loss of less than $0.1 million during the fiscal year ended September 30, 2016 and had a foreign currency transaction gain of $0.3 million for the fiscal year ended September 30, 2015. While our business generally has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future, especially as we continue to expand operations into other countries. Such risk includes possible losses due to currency exchange rate fluctuations, possible future prohibitions against repatriation of earnings, or proceeds from disposition of investments. Our wholly-owned subsidiary, Tempress Systems, has conducted its operations in The Netherlands since 1995. In October 2007, we completed our acquisition of R2D, a French company. In December 2014, we acquired SoLayTec with operations in The Netherlands. BTU International, acquired in January 2015, has substantial operations in Shanghai, China. As a result of these acquisitions in Europe and Asia, the risk associated with foreign currency translation gains and losses has increased. Operations of these companies are subject to the taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions and international monetary fluctuations. Changes in such laws and regulations may have a material adverse effect on our revenue and costs. We are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

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

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures; and

•
natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where the Company conducts manufacturing.

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

We may be unable to successfully expand or contract our business to meet fluctuating demands. Market fluctuations place significant strain on our management, personnel, systems and resources. In fiscal years 2010 and 2011, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and hired additional employees to support an increase in manufacturing, field service, research and development and sales and marketing efforts. During fiscal years 2012 through 2016, the rapid decline in demand has caused us to reduce headcount in manufacturing and field service and to reduce certain research and development costs. To successfully manage our growth, we believe we must effectively:

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

The solar energy sector is dependent upon governmental subsidies, some of which have been scaled back and are not guaranteed to continue. A further decline in these subsidies could reduce our ability to make investments in our Company and grow our business in this market. The solar industry is currently facing overcapacity in production. This overcapacity has a significant adverse impact on the demand for the capital equipment we supply to this industry. As a result of these risks there is no assurance that we will realize a return on these investments which may have a material adverse effect on our business.

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

We require many of our customers to make an advance payment representing a percentage of their orders, which is a business practice that helps us manage our accounts receivable, prepay our suppliers and reduce the amount of funds that we need to finance our working capital requirements. We cannot assure that this practice will not cease in the future. If this practice ceases, we may not be able to secure additional financing on a timely basis or on terms acceptable to us or at all. Currently, a significant portion of our revenue is derived from credit sales to our customers, generally with payments due within less than three months after shipment. As a result, any future decrease in the use of cash advance payments by our customers may negatively impact our short-term liquidity and, coupled with increased credit sales to a small number of major customers, expose us to additional and more concentrated credit risk since a significant portion of our outstanding accounts receivable is derived from sales to a limited number of customers. We may need to, from time to time, commence legal proceedings to recover accounts receivables from customers, which may also increase our cost. Any failure by our customers to settle outstanding accounts receivable in the future could materially and adversely affect our cash flow, financial condition and results of operations.

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

Failure to manage our growth, or otherwise develop appropriate internal organizational structures, internal control environment and risk monitoring and management systems in line with the size of our organization could result in a material adverse effect on our business, prospects, financial condition and results of operations.

Our business and operations have expanded rapidly through organic growth and acquisitions, as well as successfully managed frequent cyclical contractions. Significant management resources must be expended to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and risk monitoring and management systems in line with our fast growth as well as to hire and integrate qualified employees into our organization. It is challenging for us to hire, integrate and retain qualified employees in key areas of operations, such as engineers and technicians who are familiar with the industries. In addition, disclosure and other ongoing obligations associated with being a public company further increase the challenges to our finance, legal and accounting team. It is possible that our existing risk monitoring and management system could prove to be inadequate. If we fail to appropriately develop and implement structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially and adversely affect our business, prospects, financial condition and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could have a negative impact on our business and the price of our common stock.

To maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have assessed, strengthened and tested our system of internal controls. Despite our conclusion that our system of internal controls was effective as of September 30, 2016, we must continue to maintain our processes and systems and adapt them to changes in our business as it evolves. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial reporting processes and ensure compliance with Section 404. Furthermore, as our business changes, our internal controls may become more complex and we may require significantly more resources to ensure our internal controls remain effective. In addition, if we reduce a portion of our workforce, as we have done recently, our ability to adequately maintain our internal controls may be adversely impacted. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact may result in negative investor perceptions of our Company and could cause a decline in the market price of our stock.

Unsatisfactory performance of, or defects in our products may cause us to incur additional warranty expenses, damage our reputation and cause our sales to decline.

As of September 30, 2016, 2015 and 2014, our accrued warranty costs amounted to $0.8 million, $0.8 million and $0.6 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate in light of the actual performance of our products. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our financial condition and results of operations.

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

We may be subject to information security breaches or failures of our information technology systems caused by advanced persistent threats, unauthorized access, sabotage, vandalism, terrorism or accident. Compromises and failure to our information technology networks and systems could result in unauthorized release of our confidential or proprietary information, or that of our customers and suppliers, as well as employee personal data. The costs to protect against or alleviate breaches and systems failures require significant human and financial capital expenditures, which in turn could potentially disrupt our continuing operations, increase our liability as a result of compromises to personally identifiable information, and may lead to a material and adverse effect on our financial reporting, reputation and business.

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

Securities litigation brought against the Company, including litigation related to the BTU acquisition could cause the Company to incur substantial costs and divert management’s attention and resources.

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

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates represent a significant portion of our common stock held as of September 30, 2016, and, therefore, have significant influence over the management and corporate policies of the Company. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors and approval of business combinations, and could potentially initiate or delay, deter or prevent a change of control of our Company. Circumstances may occur in which the interests of these stockholders may conflict with the interests of the Company or those of our other stockholders, and these stockholders may cause the Company to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these stockholders would act in the best interests of our other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders. In addition, involvement of certain activist stockholders may impact our ability to recruit and retain talent or otherwise distract management or make decisions that we believe are in the long-term interest of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

Location	Use	Size
Corporate
Tempe, AZ	Corporate	15,000 sf
Solar Equipment Segment
Vaassen, The Netherlands	Office, Warehouse & Mfg.	54,000 sf
Vaassen, The Netherlands	Warehouse	23,000 sf
Clapiers, France	Office, Mfg. & Warehouse	21,000 sf
Semiconductor Equipment Segment
N. Billerica, MA	Office, Mfg. & Warehouse	150,000 sf
N. Billerica, MA	Office, Mfg. & Warehouse	17,000 sf
Ashvale, Surrey, U.K.	Office	1,900 sf
Shanghai, China	Office, Mfg. & Warehouse	49,000 sf
Singapore	Office	1,600 sf
Penang, Malaysia	Office	1,570 sf
Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	22,000 sf

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock, par value $0.01 per share (“Common Stock”), is trading on the NASDAQ Global Market (formerly the NASDAQ National Market), under the symbol “ASYS.” On November 22, 2016, the closing price of our Common Stock as reported on the NASDAQ Global Market was $4.91 per share. The following table sets forth the high and low bid price at which the shares of our Common Stock traded for each quarter of fiscal 2016 and 2015, as reported by the NASDAQ Global Market.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First quarter	$8.40	$4.12	$11.15	$7.52
Second quarter	$7.83	$4.41	$12.59	$7.96
Third quarter	$7.14	$5.53	$12.93	$9.84
Fourth quarter	$6.52	$4.75	$11.11	$4.27

COMPARISON OF STOCK PERFORMANCE

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for the Company’s Common Stock, NASDAQ Composite Index and the NASDAQ Industrial Index. Because the Company did not pay dividends on its Common Stock during the measurement period, the calculation of the cumulative total shareholder return on the Company’s Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2011.

$250
$200
$150
$100
$50
$0
Value of $100 Invested
9/30/11
9/30/12
9/30/13
9/30/14
9/30/15
9/30/16
Year
Amtech Systems, Inc.
NASDAQ Composite Index
NASDAQ Industrial Index

HOLDERS

As of November 22, 2016, there were 513 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 4,288 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2016, concerning outstanding options and rights to purchase Common Stock granted to participants in all of the Company’s equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	1,841,567	$8.15	853,702
Equity compensation plans not approved by security holders	—		—
Total	1,841,567		853,702
____________________

(1)	Represents the 1998 Employee Stock Option Plan, the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments to each thereto.

COMPANY PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities in fiscal 2016.

ITEM 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2016	2015	2014	2013	2012
Operating Data:
Net revenue	$120,308	$104,883	$56,501	$34,798	$81,539
Gross profit	$34,063	$27,008	$11,626	$4,313	$9,193
Operating loss (1)	$(7,908)	$(13,521)	$(13,089)	$(19,994)	$(32,984)
Net loss attributable to Amtech Systems, Inc.(2)(3)	$(7,008)	$(7,771)	$(13,047)	$(20,069)	$(23,031)
Loss per share attributable to Amtech Systems, Inc.:
Basic loss per share	$(0.53)	$(0.65)	$(1.34)	$(2.11)	$(2.43)
Diluted loss per share	$(0.53)	$(0.65)	$(1.34)	$(2.11)	$(2.43)
Order backlog	$48,610	$34,589	$28,522	$26,766	$18,703
Balance Sheet Data:
Cash and cash equivalents	$27,655	$25,852	$27,367	$37,197	$46,726
Working capital	$44,860	$46,331	$32,289	$42,861	$58,832
Total assets	$118,430	$125,456	$89,904	$110,947	$129,022
Total current liabilities	$38,064	$39,371	$33,136	$41,334	$42,611
Total equity	$65,339	$72,647	$53,588	$66,803	$84,051
____________________

(1)
Includes $0.1 million, $0.1 million, $0.3 million and $3.7 million of expense related to inventory write-downs in fiscal 2016, 2015, 2014 and 2013, respectively. Includes $12.8 million of expense related to inventory write-downs and loss contracts for inventory purchase commitments, and $5.4 million of impairment charges in fiscal 2012. Includes $0.6 million and $0.9 million of expense related to restructuring in fiscal 2015 and 2013, respectively. Includes $1.7 million, $(0.2) million, $1.3 million, $0.2 million, and $0.3 million of expense related to provision for doubtful accounts receivable in fiscal 2016, 2015, 2014, 2013, and 2012, respectively.

(2)	Includes a pre-tax gain of $2.6 million on the sale of service rights in 2016 and $8.8 million gain on deconsolidation resulting from the deconsolidation of Kingstone on September 16, 2015.

(3)
Excludes losses of $1.5 million, $1.3 million, $1.7 million, $2.0 million and $5.6 million in fiscal 2016, 2015, 2014, 2013, and 2012, respectively, which amounts are attributable to the 55% controlling interest in Kingstone acquired February 18, 2011 and the 51% interest in SoLayTec acquired December 24, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Please refer to page 3 for further information regarding forward-looking statements and Item 1A for a description of our risk factors.

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

Overview

We operate in three reportable business segments: (i) solar, (ii) semiconductor and (iii) polishing. In our solar segment, we are a leading global supplier of thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (“PECVD”), atomic layer deposition (“ALD”), and related automation, parts and services, to the solar/photovoltaic industry. In our semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our polishing supplies segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

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

In September 2015, we sold a portion of our interest in Kingstone Hong Kong Limited (“Kingstone Hong Kong”) that is the parent company of Shanghai Kingstone (collectively with Kingstone Hong Kong, “Kingstone”), a Shanghai-

based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011). Proceeds from the sale of shares were paid to Amtech and used to support the company's core strategic initiatives. We now own 15% of the holding company, Kingstone Hong Kong, following consummation of the transaction, which effectively represents an 8% beneficial ownership interest in the Shanghai operating entity, Shanghai Kingstone.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Cost of sales	71.7%	74.2%	79.4%
Gross margin	28.3%	25.8%	20.6%
Selling, general and administrative	28.2%	31.5%	32.6%
Restructuring charges	—%	0.6%	—%
Research, development and engineering	6.7%	6.6%	11.1%
Operating loss	(6.6)%	(12.9)%	(23.1)%
Gain on deconsolidation of Kingstone	—%	8.4%	—%
Other gain	2.1%	—%	—%
Investment income	0.2%	—%	—%
Interest and other income, net	(0.3)%	(0.1)%	—%
Loss before income taxes	(4.6)%	(4.6)%	(23.1)%
Income tax provision	2.6%	1.8%	2.2%
Net loss	(7.2)%	(6.4)%	(25.3)%
Add: net (income) loss attributable to noncontrolling interest	1.3%	(1.0)%	2.2%
Net loss attributable to Amtech Systems, Inc.	(5.9)%	(7.4)%	(23.1)%

Fiscal 2016 compared to Fiscal 2015

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

	Years Ended September 30,
Segment	2016	2015	Inc (Dec)%
	(dollars in thousands)
Solar	$60,946	$56,689	$4,257	8%
Semiconductor	50,637	37,250	13,387	36%
Polishing	8,725	10,944	(2,219)	(20)%
Total net revenue	$120,308	$104,883	$15,425	15%

Net revenue for the years ended September 30, 2016 and 2015 were $120.3 million and $104.9 million, respectively, an increase of $15.4 million or 15%. Revenue from the solar segment increased 8% primarily due to higher ALD sales, partially offset by less revenues due to the deconsolidation of Kingstone. Additionally, the solar segment had a net deferral of revenue of $0.8 million in fiscal 2016 compared to net recognition of previously-deferred revenue of $0.9 million in fiscal 2015. Revenue from the semiconductor segment increased 36% due primarily to inclusion of BTU for all of fiscal year 2016 versus eight months in 2015, improved industry trends, and changes in product mix.

Revenues from the polishing supplies segment decreased due primarily to decreases in sales of polishing templates and equipment resulting from competitive pressures caused, in part, by the strength of the U.S. dollar versus other currencies in the markets in which we compete.

Backlog and Orders

Our backlog as of September 30, 2016 and 2015 was $48.6 million and $34.6 million, respectively. Our backlog as of September 30, 2016 included approximately $34.0 million of orders and deferred revenue from our solar industry customers compared to $22.9 million as of September 30, 2015. New orders booked in fiscal 2016 were $138.3 million ($76.0 million solar) compared to $109.9 million ($61.2 million solar) in fiscal 2015. At the end of fiscal 2016, two customers individually accounted for 26% and 14% of our total backlog. At the end of fiscal 2015, two customers individually accounted for 15% and 14% of our total backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm, and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Years Ended September 30,
Segment	2016	2015	Inc (Dec)%
	(dollars in thousands)
Solar	$10,973	$11,639	$(666)	(6)%
Semiconductor	20,301	11,442	8,859	77%
Polishing	2,789	3,927	(1,138)	(29)%
Total gross profit	$34,063	$27,008	$7,055	26%

Gross profit for the years ended September 30, 2016 and 2015 was $34.1 million and $27.0 million respectively; an increase of $7.1 million or 26%. Gross margin for fiscal years 2016 and 2015 was 28% and 26%, respectively. Gross margin for the solar segment decreased to 18% in fiscal 2016, compared to 21% in fiscal 2015 due primarily to the net deferral of revenue in 2016 versus the net recognition of previously deferred revenue in fiscal 2015. In the semiconductor segment gross margin was 40% in fiscal 2016, compared to 31% in fiscal 2015 primarily due to the BTU acquisition and favorable product mix. In fiscal 2016 and 2015, use of previously written down inventory had a $2.4 million and $4.0 million favorable impact, respectively. In fiscal 2016, we had a net profit deferral of $0.8 million compared to a net recognition of previously deferred profit of $1.3 million in fiscal 2015. Gross margin from our polishing supplies segment was 32% and 36% in fiscal years 2016 and 2015, respectively. Lower margins in this segment resulted primarily from lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

Total SG&A expenses for the years ended September 30, 2016 and 2015 were $34.0 and $33.0 million, respectively. In fiscal 2016, SG&A increased due to higher expenses incurred by BTU, which reflects twelve months of expenses in fiscal 2016 versus eight months in fiscal 2015 year-to-date, as well as a provision for doubtful accounts receivable of $1.7. The increases in SG&A were offset by lower acquisition and legal fees related to our acquisition of BTU in January 2015, lower commissions expense resulting from lower commissionable sales and lower expenses due to the deconsolidation of Kingstone. SG&A expense includes $1.4 million and $1.2 million of stock-based compensation expense for fiscal years 2016 and 2015, respectively.

Impairment and Restructuring Charges

There were no restructuring charges for the year ended September 30, 2016. Restructuring charges for the year ended September 30, 2015 were $0.6 million, related primarily to severance costs in connection with the BTU acquisition.

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

	Years Ended September 30,
	2016	2015	Inc (Dec)%
	(dollars in thousands)
Research, development and engineering	$9,535	$13,214	$(3,679)	(28)%
Grants earned	(1,531)	(6,296)	4,765	(76)%
Net research, development and engineering	$8,004	$6,918	$1,086	16%

RD&E expense, net of grants earned, for the fiscal year ended September 30, 2016 increased $1.1 million compared to fiscal 2015, primarily due to lower spending and grant recognition resulting from the deconsolidation of Kingstone.

Gain on Sale of Other Assets

For the year ended September 30, 2016, we recognized a gain of $2.6 million on the sale of our exclusive sale and service rights in the Kingstone solar ion implanter, compared to the $8.8 million gain on the 2015 Kingstone transaction and deconsolidation.

Income from Equity Method Investment

For the year ended September 30, 2016 we recognized investment income of $0.3 million related to our 15% equity investment in Kingstone Hong Kong.

Income Tax Provision

Our effective tax rate was negative 56.9% and negative 39.8% in fiscal 2016 and 2015, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The tax expense and the related negative effective tax rates were due primarily to taxes on gains related to the partial dispositions of our investment in Kingstone in 2016 and 2015 and the added valuation allowance on the remaining U.S. deferred tax assets in 2016. See Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report. The valuation allowance on the remaining U.S. deferred tax assets was established in the current period when it was determined that, due to tax planning strategies, future taxable income in the U.S. on intercompany transactions will be reduced significantly. These transactions are eliminated in the consolidated financial statements. The effective tax rates in 2016 and 2015 were different than the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses in The Netherlands, China and France and in 2016 the valuation on the remaining U.S. deferred tax assets.

The Financial Accounting Standards require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we have concluded in 2015 and 2016 that it was appropriate to maintain a full valuation allowance for substantially all net deferred tax assets in foreign jurisdictions and the carryforwards of U.S. net operating losses and foreign tax credits, which were acquired in the merger with BTU International. Through the end of third quarter of fiscal 2016, the existence of future taxable income on intercompany transactions caused us to believe that it is more likely than not the other United States deferred tax assets would be realized. However, tax planning strategies to reduce sources of future taxable income caused us to conclude in the fourth quarter of fiscal 2016 that a valuation allowance should be established on the remaining U.S. deferred tax assets.

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

Backlog and Orders

Our backlog as of September 30, 2015 and 2014 was $34.6 million and $28.5 million, respectively. Our backlog as of September 30, 2015 included approximately $22.9 million of orders and deferred revenue from our solar industry customers compared to $22.8 million as of September 30, 2014. New orders booked in fiscal 2015 were $109.9 million ($61.2 million solar) compared to $61.3 million ($39.9 million solar) in fiscal 2014. As the majority of the backlog is denominated in Euros, the weakening of the Euro during fiscal 2015 resulted in a decrease in backlog of approximately $4.6 million. At the end of fiscal 2015, two customers individually accounted for 15% and 14% of our total backlog. At the end of fiscal 2014, two customers individually accounted for 31% and 13% of our total backlog.

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

Total SG&A expenses for the years ended September 30, 2015 and 2014 were $33.0 million and $18.4 million respectively. SG&A increased due, in part, to the acquisition of BTU.  In addition to SG&A expenses incurred by BTU, expenses were higher due to activity leading up to our acquisitions of BTU and SoLayTec and restructuring of our investment in Kingstone, as well as increases from higher shipping and commission expenses resulting from higher sales in fiscal 2015, partially offset by lower bad debt expenses.  SG&A expense included $1.2 million and $0.8 million of stock-based compensation expense for fiscal years 2015 and 2014, respectively.

Impairment and Restructuring Charges

Restructuring charges for the year ended September 30, 2015 were $0.6 million, related primarily to severance costs in connection with the BTU acquisition. There were no restructuring charges in fiscal 2014.

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

	Years Ended September 30,
	2015	2014	Inc (Dec)%
	(dollars in thousands)
Research, development and engineering	$13,214	$10,863	$2,351	22%
Grants earned	(6,296)	(4,572)	(1,724)	38%
Net research, development and engineering	$6,918	$6,291	$627	10%

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

Income Tax Provision

Our effective tax rate was negative 39.8% and negative 9.5% in fiscal 2015 and 2014, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The negative effective tax rate in fiscal 2015 were due primarily to increasing the valuation allowance on the current period net operating loss and foreign withholding taxes associated with the partial sale of our investment in Kingstone. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report. In 2014 the negative effective tax rate was due primarily to increasing the valuation allowance on the current period net operating losses and establishing an allowance on all deferred tax assets related to France in 2014. The increase in the valuation allowance was recorded due to cumulative losses in China, The Netherlands and France. The effective tax rates in 2015 and 2014 were different than the 34% U.S. tax rate primarily due to the valuation allowance on net operating losses in The Netherlands, China and France and the withholding taxes in 2015.

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

Liquidity and Capital Resources

As of September 30, 2016 and 2015, cash and cash equivalents were $27.7 million and $25.9 million, respectively. As of September 30, 2016 and 2015, cash and cash equivalents held by our foreign subsidiaries was $8.3 million and $9.6 million, respectively. As of September 30, 2016 and 2015, restricted cash was $0.9 million and $0.6 million, respectively. Restricted cash increased due to an increase in customer deposits requiring bank guarantees collateralized by cash. Our working capital was $44.9 million as of September 30, 2016 and $46.3 million as of September 30, 2015. The increase in cash during fiscal 2016 of $1.8 million was primarily due to proceeds received from the partial sale of our equity interest in Kingstone of $7.0 million and the sale of the related sale and service rights for $4.9 million, along with borrowings on long-term debt of $1.1 million. These increases were partially offset by cash used in operating activities of $9.8 million and capital expenditures of $1.0 million. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances.

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
The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for the next twelve months.

	Fiscal Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Net cash used in operating activities	$(9,689)	$(10,067)	$(11,081)
Net cash provided by (used in) investing activities	$11,173	$8,281	$(462)
Net cash provided by financing activities	$457	$805	$1,481

Cash Flows from Operating Activities

Cash used in operating activities was $9.7 million, $10.1 million, and $11.1 million in fiscal years 2016, 2015, and 2014 respectively. During fiscal 2016, 2015 and 2014, cash declined due to losses from operations, adjusted for non-cash charges. In fiscal 2016, cash was reduced by an increase in accounts receivable and payments of accrued liabilities, offset by income taxes and other accrued liabilities. In fiscal 2015, cash was used to make tax payments of $5.1 million and through increases in inventory and other working capital, partially offset by increases in accounts payable and customer deposits. In fiscal 2014, significant uses of cash included increases in accounts receivable and decreases in customer deposits and other liabilities, partially offset by sources such as tax refunds and increases in deferred profit.

Cash Flows from Investing Activities

Investing activities in fiscal 2016 provided cash of $7.0 million from the partial sale of our equity interest in Kingstone and $4.9 million from the sale of the related sale and service rights. Investing activities in fiscal 2015 provided cash of $8.3 million due to $8.2 million of net cash acquired in the acquisition of BTU and SoLayTec and $0.7 million of proceeds from the sale of a portion of our investment in Kingstone. Investing activities in fiscal 2016, 2015 and 2014 included capital expenditures of $1.0 million, $0.6 million and $0.5 million respectively.

Cash Flows from Financing Activities

In fiscal 2016, the primary source of $0.5 million of cash provided by financing activities was comprised of borrowings of long-term debt of $1.1 million, net of payments of $0.7 million. In fiscal 2015, cash provided by financing activities was $0.8 million, consisting primarily of net borrowings on long-term obligations and net proceeds from the exercise of stock options. In fiscal 2014, cash provided by financing activities was $1.5 million, consisting primarily of proceeds from employee exercises of stock options and the related tax benefits.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2016:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Debt obligations	$10,231	$1,134	$1,997	$747	$6,353
Operating lease obligations:
Buildings	2,049	999	756	294	$—
Office equipment	146	62	78	6	—
Vehicles	401	192	201	8	—
Total operating lease obligations	2,596	1,253	1,035	308	—
Purchase obligations	11,258	11,255	3	—	—
Total	$24,085	$13,642	$3,035	$1,055	$6,353
Other commercial obligations:
Bank guarantees	$643	$643	$—	—	—

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

In fiscal 2016, 2015 and 2014, judgment was also exercised in determining the amount of income taxes to recognize in those years in connection with the reorganization of our Netherlands operations and the related tax on those transfers. In fiscal 2015, judgment was necessary in the proper application of the tax regulations of foreign jurisdictions in conjunction with the partial sale of our investment in Kingstone.

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

Warranty. We provide a limited warranty, generally for 12 to 24 months, to our customers. A provision for the estimated cost of providing warranty coverage is recorded upon acceptance of all systems. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2016, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

Long-lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. In accordance with ASC 360-Property, Plant, and Equipment, we measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. We measure the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. The long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized.
Indefinite Lived Assets and Goodwill. We perform an annual impairment test in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether the fair value of a reporting unit in which goodwill resides is less than its carrying value. In accordance with ASC 350-Intangibles-Goodwill and Other, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must then perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during the second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of the income approach and the market approach to estimate a reporting unit’s fair value. The income approach is based on a discounted future cash flow analysis that uses certain assumptions including: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments and working capital requirements to sustain and grow the business; and estimated discount rates based on the reporting unit’s weighted average cost of capital as derived by the Capital Asset Pricing Model (CAPM) and other methods, which includes observable market inputs and other data from identified comparable companies. The same estimates are also used internally for our capital budgeting process, and for long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data.

The market approach is based on the application of appropriate market-derived multiples selected from (a) comparable publicly-traded companies and/or (b) the implied transaction multiples derived from identified merger and acquisition activity in the market. Multiples are then selected based on a comparison of the reviewed data to that of the reporting unit and applied to relevant historical and forecasted financial parameters such as levels of revenues, EBITDA, EBIT or other metrics.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rates to the extent sales contracts, purchase contracts, assets or liabilities of our operations are denominated in currencies other than their functional currency. Our operations in the United States are generally conducted in their functional currency, the U.S. dollar. Our operations in Europe, China and other countries are primarily conducted in their functional currencies, the Euro, Renminbi, or the local country currency, respectively, and we occasionally enter into transactions in non-functional currencies. The sales of our China operations are generally in U.S. dollars. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition.

During fiscal 2016 and in 2015, we did not hold any stand-alone or separate derivative instruments. At any point in time, our foreign subsidiaries have cash, receivables and payables denominated in U.S. dollars, rather than their local functional currency. A change in the value of the U.S. dollar relative to those subsidiaries' functional currency would result in a foreign currency transaction gain or loss. We incurred foreign currency transaction losses of less than $0.1 million in fiscal 2016 and a foreign currency transaction gain of $0.3 million in fiscal 2015.

Our net investment in and long-term advances to our foreign operations totaled $18.8 million as of September 30, 2016. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $1.9 million of other comprehensive income (loss), which is a direct adjustment to stockholders' equity.

As of September 30, 2016 sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $0.6 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment would not cause our gross profit on such orders to be significantly greater or less than expected on the date the order was taken.

As of September 30, 2016, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $0.7 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amtech Systems, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amtech Systems, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 1, 2016, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
AMTECH SYSTEMS, INC.

We have audited Amtech Systems, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amtech Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated December 1, 2016, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 30, 2016

PART I FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

Assets	September 30, 2016	September 30, 2015
Current Assets
Cash and cash equivalents	$27,655	$25,852
Restricted cash	893	638
Accounts receivable
Trade (less allowance for doubtful accounts of $3,730 and $5,009 at	17,642	14,488
September 30, 2016 and September 30, 2015, respectively)
Unbilled and other	8,634	8,494
Inventories	23,223	23,329
Deferred income taxes	—	2,050
Refundable income taxes	260	—
Notes and other receivable	—	7,079
Other	4,617	3,772
Total current assets	82,924	85,702

Property, Plant and Equipment - Net	15,960	17,761
Deferred income taxes - Long Term	200	430
Other Assets - Long Term	1,095	3,356
Investments	3,032	2,733
Intangible Assets - Net	4,100	4,939
Goodwill - Net	11,119	10,535
Total Assets	$118,430	$125,456

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,397	$15,646
Current maturities of long-term debt	1,134	919
Accrued compensation and related taxes	5,710	5,605
Accrued warranty expense	795	793
Deferred profit	4,709	4,873
Customer deposits	7,055	7,154
Other accrued liabilities	2,164	3,551
Income taxes payable	1,100	830
Total current liabilities	38,064	39,371
Long-term debt	9,097	8,448
Income Taxes Payable Long-term	5,930	4,990
Total Liabilities	53,091	52,809

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,179,355 and 13,150,469 at September 30, 2016 and September 30, 2015, respectively	132	131
Additional paid-in capital	111,631	110,191
Accumulated other comprehensive loss	(8,876)	(8,666)
Retained deficit	(35,830)	(28,822)
Total Stockholders' Equity	67,057	72,834
Noncontrolling interest	(1,718)	(187)
Total Equity	65,339	72,647
Total Liabilities and Stockholders' Equity	$118,430	$125,456
The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2016	2015	2014
Revenue, net of returns and allowances	$120,308	$104,883	$56,501
Cost of sales	86,245	77,875	44,875
Gross profit	34,063	27,008	11,626
Selling, general and administrative	33,967	33,028	18,424
Research, development and engineering	8,004	6,918	6,291
Restructuring charges	—	583	—
Operating loss	(7,908)	(13,521)	(13,089)
Gain on deconsolidation of Kingstone	—	8,814	—
Gain on sale of other assets	2,576	—	—
Income from equity method investment	299	—	—
Interest and other (expense) income, net	(417)	(100)	40
Loss before income taxes	(5,450)	(4,807)	(13,049)
Income tax provision	3,100	1,910	1,240
Net loss	(8,550)	(6,717)	(14,289)
Add: Net (income) loss attributable to noncontrolling interest	1,542	(1,054)	1,242
Net loss attributable to Amtech Systems, Inc.	$(7,008)	$(7,771)	$(13,047)
Loss Per Share:
Basic loss per share attributable to Amtech shareholders	$(0.53)	$(0.65)	$(1.34)
Weighted average shares outstanding	13,168	12,022	9,732
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(0.65)	$(1.34)
Weighted average shares outstanding	13,168	12,022	9,732

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Income (Loss)
(in thousands)

	Years Ended September 30,
	2016	2015	2014

Net loss	$(8,550)	$(6,717)	$(14,289)
Foreign currency translation adjustment	(199)	(3,010)	(1,202)
Comprehensive loss	(8,749)	(9,727)	(15,491)

Comprehensive (income) loss attributable to noncontrolling interest	1,531	(920)	1,210
Comprehensive loss attributable to Amtech Systems, Inc.	$(7,218)	$(10,647)	$(14,281)

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Number of Shares	Amount	Additional Paid- In Capital
Balance at
September 30, 2013	9,551	$96	$79,610	$(4,556)	$(8,004)	$67,146	$(343)	$66,803
Net loss	—	—	—	—	(13,047)	(13,047)	(1,242)	(14,289)
Translation adjustment	—	—	—	(1,234)	—	(1,234)	32	(1,202)
Tax benefit of stock compensation	—	—	345	—	—	345	—	345
Stock compensation expense	—	—	795	—	—	795	—	795
Restricted shares released	34	—	—	—	—	—	—	—
Stock options exercised	263	2	1,134	—	—	1,136	—	1,136
Balance at
September 30, 2014	9,848	$98	$81,884	$(5,790)	$(21,051)	$55,141	$(1,553)	$53,588
Net loss	—	—	—	—	(7,771)	(7,771)	1,054	(6,717)
Translation adjustment	—	—	—	(2,876)	—	(2,876)	(134)	(3,010)
Acquisition of interest in SoLayTec	—	—	—	—	—	—	1,221	1,221
Deconsolidation of Kingstone	—	—	—	—	—	—	(775)	(775)
Tax benefit of stock compensation	—	—	30	—	—	30	—	30
Stock compensation expense	—	—	1,162	—	—	1,162	—	1,162
Shares issued for BTU purchase	3,186	32	26,593	—		26,625	—	26,625
Restricted shares released	22	—	—	—	—	—	—	—
Stock options exercised	94	1	522	—	—	523	—	523
Balance at
September 30, 2015	13,150	$131	$110,191	$(8,666)	$(28,822)	$72,834	$(187)	$72,647
Net loss	—	—	—	—	(7,008)	(7,008)	(1,542)	(8,550)
Translation adjustment	—	—	—	(210)	—	(210)	11	(199)
Stock compensation expense	—	—	1,390	—	—	1,390	—	1,390
Restricted shares released	14	—	—	—	—	—	—	—
Stock options exercised	15	1	50	—	—	51	—	51
Balance at
September 30, 2016	13,179	$132	$111,631	$(8,876)	$(35,830)	$67,057	$(1,718)	$65,339

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended September 30,
	2016	2015	2014
Operating Activities
Net loss	$(8,550)	$(6,717)	$(14,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,974	3,357	2,410
Write-down of inventory	84	138	294
Capitalized interest	322	—	—
Provision for (reversal of) allowance for doubtful accounts	1,698	(194)	1,304
Deferred income taxes	2,280	454	194
Non-cash share based compensation expense	1,390	1,162	795
Gain on deconsolidation of subsidiary	—	(8,814)	—
Gain on sale of fixed assets	(60)	—	—
Gain on sale of other assets	(2,576)	—	—
Income from equity method investment	(299)	—	—
Changes in operating assets and liabilities:
Restricted cash	(253)	(1,731)	2,662
Accounts receivable	(4,998)	1,700	(11,786)
Inventories	491	(1,308)	3,636
Accrued income taxes	351	(4,329)	6,849
Other assets	(814)	2,119	782
Accounts payable	(224)	939	766
Accrued liabilities and customer deposits	(1,355)	4,647	(10,805)
Deferred profit	(150)	(1,490)	6,107
Net cash used in operating activities	(9,689)	(10,067)	(11,081)
Investing Activities
Purchases of property, plant and equipment	(978)	(610)	(462)
Investment in acquisitions, net of cash	—	8,191	—
Proceeds from sale of property, plant and equipment	255	—	—
Proceeds from partial sale of subsidiary	7,012	700	—
Proceeds from the sale of other assets	4,884	—	—
Net cash provided by (used in) investing activities	11,173	8,281	(462)
Financing Activities
Proceeds from issuance of common stock, net	51	523	1,136
Payments on long-term obligations	(739)	(482)	—
Borrowings on long term debt	1,145	734	—
Excess tax benefit of stock compensation	—	30	345
Net cash provided by financing activities	457	805	1,481
Effect of Exchange Rate Changes on Cash	(138)	(534)	232
Net Increase (Decrease) in Cash and Cash Equivalents	1,803	(1,515)	(9,830)
Cash and Cash Equivalents, Beginning of Year	25,852	27,367	37,197
Cash and Cash Equivalents, End of Year	$27,655	$25,852	$27,367
Supplemental Cash Flow Information:
Income tax refunds (payments), net	$(116)	$(5,104)	$6,290
Issuance of common stock for acquisitions	—	26,625	—
Interest paid, net of capitalized interest	305	440	—
Supplemental Non-cash Financing Activities:
Transfer inventory to property, plant, and equipment	$—	$—	$527
Transfer of property, plant, and equipment to inventory	526	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016, 2015 and 2014

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

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	September 30,
	2016	2015	2014
	(dollars in thousands)
Deferred revenue	$7,029	$7,280	$8,118
Deferred costs	2,320	2,407	1,210
Deferred profit	$4,709	$4,873	$6,908

Cash Equivalents – We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $0.9 million and $0.6 million as of September 30, 2016 and 2015, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of September 30, 2016 and 2015 includes $0.2 million relating to the Company's proportional responsibility, assumed in connection with the BTU acquisition, for clean-up costs at a Superfund site.

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

The following is a summary of the activity in the Company’s allowance for doubtful accounts:

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at beginning of year	$5,009	$2,846	$638
Provision / (Reversal)	1,698	(194)	1,304
Write offs	(1,942)	(130)	(13)
Acquired through business acquisitions	—	1,397	—
Adjustment (1) (2) (3)	(1,035)	1,090	917
Balance at end of year	$3,730	$5,009	$2,846
(1) 2014 relates to an unbilled accounts receivable that was legally owed to the Company but was deemed uncollectible when the customer entered into bankruptcy proceedings. To allow for submission of billings to the courts, amounts were invoiced and fully reserved.
(2) 2015 amount primarily relates to cancellation fees that were legally owed to the Company but for which collectability was not assured. A portion of these fees were collected in 2016, and the remainder were written off.
(3) Includes foreign currency translation adjustments.

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

The Company maintains its cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 70% and 62% of total cash balances as of September 30, 2016 and 2015, respectively) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of the Company’s cash is maintained with financial institutions with reputable credit in The Netherlands, France and China.

As of September 30, 2016, one customer individually represented 11% of accounts receivable. As of September 30, 2015, no customer individually represented greater than 10% of accounts receivable.

Refer to Note 8, Geographic Regions, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 50% and 60% of inventory as of September 30, 2016 and 2015, respectively, are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	September 30, 2016	September 30, 2015
	(dollars in thousands)
Purchased parts and raw materials	$12,435	$11,587
Work-in-process	7,044	5,089
Finished goods	3,744	6,653
	$23,223	$23,329

Notes and Other Receivables – Notes and other Receivable consists of amounts due to the Company for the sale of Kingstone shares and repayment of a loan (see Note 14 "Deconsolidation"). The carrying amount of the notes receivable approximated fair value due to its short-term nature.

Property, Plant and Equipment – Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation and amortization are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation and amortization is computed using the straight-line method. Depreciation and capital lease amortization expense was $2.1 million, $2.2 million and $1.7 million in fiscal years 2016, 2015 and 2014, respectively. Useful lives for equipment, machinery and leasehold improvements range from three to seven years; for furniture and fixtures from five to ten years; and for buildings 20 to 30 years.

The following is a summary of property, plant and equipment:

	September 30, 2016	September 30, 2015
	(dollars in thousands)
Land, building and leasehold improvements	$18,255	$18,095
Equipment and machinery	9,056	9,709
Furniture and fixtures	5,426	5,465
	32,737	33,269
Accumulated depreciation and amortization	(16,777)	(15,508)
	$15,960	$17,761

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate. During the fourth quarter of fiscal 2015, the Company obtained additional information relating to the fair value of tangible and intangible assets acquired from SoLayTec and BTU, resulting in an increase to goodwill of $0.9 million and a decrease of $0.2 million, respectively. As detailed in Note 14 "Deconsolidation", the Company deconsolidated Kingstone as of September 16, 2015. The adjustment to goodwill as a result of the deconsolidation of Kingstone is shown in the table below.

The changes in the carrying amount of goodwill for the year ended September 30, 2016 are as follows.

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,617	$4,463	$728	$11,808
Accumulated impairment losses	(1,273)	—	—	(1,273)
Carrying value at September 30, 2015	5,344	4,463	728	10,535
Reallocation of goodwill	—	600	—	600
Net exchange differences	(16)	—	—	(16)
Carrying value at September 30, 2016	$5,328	$5,063	$728	$11,119

Goodwill	$6,597	$5,063	$728	$12,388
Accumulated impairment losses	(1,269)	—	—	(1,269)
Carrying value at September 30, 2016	$5,328	$5,063	$728	$11,119

Intangibles - Intangible assets are capitalized and amortized on a straight-line basis over their useful life if the life is determinable. If the life is not determinable, amortization is not recorded. Amortization expense related to intangible assets was $0.8 million, $1.2 million and $0.7 million in fiscal years 2016, 2015 and 2014, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.7 million, $0.6 million, $0.6 million, $0.6 million and $0.4 million in 2017, 2018, 2019, 2020 and 2021.

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec. The intangible assets of SoLayTec total $2.0 million, of which $1.8 million is included in "Technology" and $0.2 million is included in "Trade names" in the table below. On January 30, 2015, the Company completed the merger with BTU. The intangible assets of BTU total $2.9 million, of which $1.2 million is included in "Trade names" and $1.7 million is included in "Customer lists" in the table below. See Note 13, “Acquisitions,” for more information regarding the acquisition of SoLayTec and the merger with BTU.

As a result of the sale of the Company's partial ownership in Kingstone in fiscal 2015, the Company derecognized $3.2 million of intangible assets and $1.9 million of accumulated amortization. See Note 14 "Deconsolidation" for additional details relating to the deconsolidation of Kingstone.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		Years Ended September 30,
		2016			2015
		(dollars in thousands)
Customer lists	6-10 years	$2,432	$(1,164)	$1,268	$2,434	$(808)	$1,626
Technology	5-10 years	3,214	(1,678)	1,536	3,223	(1,368)	1,855
Trade names	10-15 Years	1,455	(219)	1,236	1,456	(72)	1,384
Other	2-10 years	277	(217)	60	278	(204)	74
		$7,378	$(3,278)	$4,100	$7,391	$(2,452)	$4,939

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of the Company’s new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. The following is a summary of activity in accrued warranty expense:

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Beginning balance	$793	$628	$1,454
Warranty – BTU merger	—	806	—
Additions for warranties issued during the period	1,074	677	479
Reductions in the liability for payments made under the warranty	(832)	(1,007)	(390)
Changes related to pre-existing warranties	(250)	(215)	(750)
Currency translation adjustment	10	(96)	(165)
Ending balance	$795	$793	$628

Research, Development and Engineering Expenses – Research, development and engineering expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. Payments received for research and development grants prior to the meeting of milestones are recorded as unearned research and development grant liabilities and included in other accrued liabilities on the balance sheet. When certain contract requirements are met, governmental research and development grants are netted against research and development expenses.

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Research, development and engineering	$9,535	$13,214	$10,863
Grants earned	(1,531)	(6,296)	(4,572)
Net research, development and engineering	$8,004	$6,918	$6,291

Shipping Expense – Shipping expenses of $2.3 million, $2.5 million and $1.0 million for fiscal 2016, 2015 and 2014 are included in selling, general and administrative expenses.

Foreign Currency Transactions and Translation – Our operations in Europe, China and other countries are primarily conducted in their functional currencies, the Euro, Renminbi, or the local country currency, respectively. Net income includes a pretax net loss from foreign currency transactions of less than $0.1 million in fiscal 2016 and pretax net gains of $0.3 million and less than $0.1 million in fiscal 2015 and 2014, respectively. The gains or losses resulting from the translation of foreign financial statements have been included in other comprehensive income (loss).

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

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management and based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Each quarter, the valuation allowance is re-evaluated.

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

Stock-based compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014 reduced the Company’s results of operations as follows:

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Effect on income before income taxes (1)	$(1,390)	$(1,162)	$(795)
Effect on income taxes	$186	$221	$326
Effect on net income	$(1,204)	$(941)	$(469)

(1) Stock-based compensation expense is included in selling, general and administrative expense

The Company awards restricted shares under the existing share-based compensation plans. Our restricted share-awards vest in equal annual installments over 6 months to four years. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employed for the shares granted to fully vest.

Qualified stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2026. Options vest over 6 months to 4 years. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2016	2015	2014
Risk free interest rate	2%	2%	2%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	63%	67%	69%

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

Cash, Cash Equivalents and Restricted Cash - Included in Cash and Cash Equivalents in the Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury and foreign bank operating and time deposit accounts. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

The Company’s employees in The Netherlands, approximately 130, participate in a multi-employer pension plan Pensioenfonds Metaal en Techniek (“PMT”), determined in accordance with the collective bargaining agreements effective for the industry in the Netherlands. This collective bargaining agreement has no expiration date. This multiemployer pension plan covers approximately 33,000 companies and 1.2 million participants. Amtech's contribution to the multiemployer pension plan is less than 5.0% of the total contributions to the plan. The plan monitors its risks on a global basis, not by company or employee, and is subject to regulation by Dutch governmental authorities. By law (the Dutch Pension Act), a multiemployer pension plan must be monitored against specific criteria, including the coverage ratio of the plan assets to its obligations. This coverage ratio must exceed 105% for the total plan. Every company participating in a Dutch multiemployer union plan contributes a premium calculated as a percentage of its total pensionable salaries, with each company subject to the same percentage contribution rate. The premium can fluctuate yearly based on the coverage ratio of the multiemployer union plan. The pension rights of each employee are based upon the employee’s average salary during employment, the years of service, and the participant's age at the time of retirement.

The Company's net periodic pension cost for this multiemployer pension plan for any period is the amount of the required contribution for that period. A contingent liability may arise from, for example, possible actuarial losses relating to other participating entities because each entity that participates in a multiemployer union plan shares in the actuarial risks of every other participating entity or any responsibility under the terms of a plan to finance any shortfall in the plan if other entities cease to participate

The coverage ratio of the Dutch multiemployer union plan is 92.1% as of September 30, 2016. In 2013, PMT prepared and executed a “Recovery Plan” which was approved by De Nederlandsche Bank, the Dutch central bank, which is the supervisor of all pension companies in the Netherlands. As a result of the Recovery Plan, the pension rights decreased 6.3% in April 2013 and the employer's premium percentage increased to 16.6% of pensionable wages. The coverage ratio is calculated by dividing the plan assets by the total sum of pension liabilities and is based on actual market interest. The coverage ratio of PMT fluctuates during a year due to the changes in the value of the assets and the present value of the liabilities. During the fiscal year 2016 the coverage ratio was as high as 99.2% in the first quarter and as low as 89.6% in the second quarter. The fluctuations are due to the reduction in the ultimate forward rate (which increases the present value of the liabilities) and a decrease in the value of global equities. As of September 30, 2016 PMT's total plan assets were $76.7 billion and the actuarial present value of accumulated plan benefits was $83.3 billion.

Below is a table of contributions made by the Company to multiemployer pension plans:

	Contributions
	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Pensioenfonds Metaal en Techniek (PMT)	$796	$805	$929
Other plans	187	158	158
Total	$983	$963	$1,087

The Company matches employee funds to the Company's defined contribution plans on a discretionary basis. The match was insignificant in fiscal years 2016, 2015 and 2014.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year presentation relating to segment disclosure (see Note 7). Specifically, allowance for doubtful accounts, and warranty have been modified to provide a greater level of detail. These reclassifications had no effect on the previously reported Consolidated Financial Statements for any period.

Impact of Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance

Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for Amtech’s fiscal year beginning October 1, 2018 unless we elect the earlier date of October 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - “Stock Compensation (Topic 718)”. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Equity Method and Joint Ventures” affecting all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and early application is permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The provisions of ASU 2015-16 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company does not expect adoption of this ASU to have a material impact on the Company's consolidated financial position and results of operations.

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

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the Common Stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2026. Options issued by the Company vest over 6 months to 4 years. The Company may also grant restricted stock awards under the 2007 Plan.

As of September 30, 2016 there was no unamortized expense related to restricted shares. As of September 30, 2015 the unamortized expense was less than $0.1 million.

Restricted stock transactions and outstanding awards are summarized as follows:

	Years Ended September 30,
	2016		2015		2014
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	13,540	$7.98	35,203	$10.13	69,154	$10.13
Released	(13,540)	7.98	(21,663)	11.47	(33,951)	10.13
Ending Outstanding	—	$—	13,540	$7.98	35,203	$10.13

Stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	3,000,000	722,102	1,603,887	Mar. 2020
1998 Employee Stock Option Plan	500,000	—	23,210	Jan. 2008
Non-Employee Directors Stock Option Plan	500,000	131,600	214,470	Mar. 2020
		853,702	1,841,567

Stock options were valued using the Black-Scholes option pricing model. See Note 1 for further discussion. Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,627,477	$9.11	1,063,324	$7.37	1,059,567	$6.71
Granted	360,075	5.25	327,500	9.74	272,906	7.01
Assumed - merger	—	—	367,229	14.19	—	—
Exercised	(15,346)	3.28	(94,701)	5.52	(263,643)	4.31
Forfeited/canceled	(130,639)	12.86	(35,875)	24.71	(5,506)	9.63
Outstanding at end of period	1,841,567	$8.15	1,627,477	$9.11	1,063,324	$7.37

Exercisable at end of period	1,127,611	$8.92	1,002,421	$9.74	674,237	$8.18

Weighted average grant-date fair value of options granted during the period	$3.03		$5.91		$4.38

The following tables summarize information for stock options outstanding and exercisable as of September 30, 2016:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)
2.95-4.85	192,954	5.69	$3.19
5.01-5.20	5,010	2.78	5.05
5.25-5.25	337,600	9.13	5.25
5.40-7.00	107,261	2.85	6.26
7.01-7.01	266,106	7.20	7.01
7.15-7.87	54,390	4.53	7.59
7.98-7.98	239,873	5.21	7.98
8.20-9.94	91,888	5.72	8.87
9.98-9.98	281,750	8.14	9.98
10.50-27.47	264,735	2.70	15.52
	1,841,567	6.21	$8.15	$342

Vested and expected to vest as of September 30, 2016	1,838,990	6.21	$8.15	$342

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
2.95-4.85	152,595	$3.12
5.01-5.20	5,010	5.05
5.25-5.25	24,000	5.25
5.40-7.00	107,261	6.26
7.01-7.01	157,654	7.01
7.15-7.87	32,342	7.40
7.98-7.98	239,873	7.98
8.20-9.94	60,638	9.21
9.98-9.98	87,503	9.98
10.50-27.47	260,735	15.60
	1,127,611	8.92	$280

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.96 per share as of September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2016, 2015 and 2014 was less than $0.1 million, $0.6 million and $1.8 million, respectively.

3. Earnings Per Share & Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income (loss). In the case of a net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Options and restricted stock of approximately 1,840,000, 1,640,000 and 1,099,000 shares are excluded from the fiscal 2016, 2015 and 2014 earnings per share calculations as they are anti-dilutive.

	Years ended September 30,
	2016	2015	2014
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(7,008)	$(7,771)	$(13,047)
Weighted Average Shares Outstanding:
Common stock	13,168	12,022	9,732
Basic loss per share attributable to Amtech shareholders	$(0.53)	$(0.65)	$(1.34)
Diluted Earnings Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(7,008)	$(7,771)	$(13,047)
Weighted Average Shares Outstanding:
Common stock	13,168	12,022	9,732
Common stock equivalents (1)	—	—	—
Diluted shares	13,168	12,022	9,732
Diluted loss per share attributable to Amtech shareholders	$(0.53)	$(0.65)	$(1.34)

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

5. Commitments and Contingencies

Purchase Obligations – As of September 30, 2016, the Company had unrecorded purchase obligations in the amount of $11.3 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.
Development Projects – In fiscal 2014, Tempress Systems, Inc. ("Tempress") entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement. As of September 30, 2016, Tempress has contributed all of the required $1.4 million to the project.

EPA Accrual - As a result of the BTU acquisition, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Consolidated Balance Sheet as of September 30, 2016. In accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations.The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

Operating Leases – The Company leases buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $1.4 million, $1.2 million, and $1.0 million in fiscal 2016, 2015 and 2014, respectively. As of September 30, 2016, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $2.6 million, of which $1.2 million, $0.7 million, $0.4 million, $0.2 million and $0.1 million is payable in fiscal 2017, 2018, 2019, 2020 and 2021, respectively, and none thereafter.

6. Major Customers and Foreign Sales
In fiscal 2016, one customer accounted for 11% of net revenues. In fiscal 2015, two customers individually accounted for 15% and 11% of net revenues. In fiscal 2014, two customers individually accounted for 18% and 11% of net revenues.

Our net revenues for fiscal 2016, 2015 and 2014 were to customers in the following geographic regions:

	Years Ended September 30,
	2016	2015	2014
United States	17%	24%	21%
Other	3%	2%	—%
Total Americas	20%	26%	21%
Taiwan	15%	13%	16%
Malaysia	18%	13%	3%
China	28%	26%	14%
Other	7%	8%	12%
Total Asia	68%	60%	45%
Germany	3%	5%	16%
Other	9%	9%	18%
Total Europe	12%	14%	34%
	100%	100%	100%

7. Business Segments

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

On December 24, 2014, the Company acquired a 51% controlling interest in SoLayTec, and on January 30, 2015, the Company completed its acquisition of BTU. Beginning in the second quarter of 2015, SoLayTec’s business is included in the results for the solar segment, and BTU’s business is included in the results for the semiconductor segment. See Note 13, “Acquisitions”, for additional information with respect to the Company’s recent acquisitions.

Information concerning our business segments is as follows:

	Years ended September 30,
	2016	2015	2014
	(dollars in thousands)
Net revenue:
Solar*	$60,946	$56,689	$36,069
Semiconductor	50,637	37,250	9,779
Polishing	8,725	10,944	10,653
	$120,308	$104,883	$56,501
Operating income (loss):
Solar*	$(6,696)	$(5,056)	$(11,010)
Semiconductor	3,904	(1,268)	851
Polishing	1,588	2,250	2,805
Non-segment related	(6,704)	(9,447)	(5,735)
	$(7,908)	$(13,521)	$(13,089)
* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue

	Years ended September 30,
	2016	2015	2014
	(dollars in thousands)
Capital expenditures:
Solar	$235	$411	$282
Semiconductor	692	136	110
Polishing	51	63	70
	$978	$610	$462
Depreciation and amortization expense:
Solar	$2,014	$2,940	$2,236
Semiconductor	870	318	40
Polishing	90	99	134
	$2,974	$3,357	$2,410

	September 30, 2016	September 30, 2015
	(dollars in thousands)
Identifiable assets:
Solar	$42,962	$45,717
Semiconductor	51,985	46,912
Polishing	4,819	5,793
Non-segment related	18,664	27,034
	$118,430	$125,456
Goodwill:
Solar	$5,328	$5,344
Semiconductor	5,063	4,463
Polishing	728	728
	$11,119	$10,535

8. Geographic Regions

The Company has operations in The Netherlands, United States, France and China. Revenues, operating income (loss) and identifiable assets by geographic region are as follows:

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Net revenue:
The Netherlands	$52,189	$46,982	$31,779
United States	44,299	37,483	20,433
France	8,758	8,387	4,218
China	11,799	9,725	71
Other	3,263	2,306	—
	$120,308	$104,883	$56,501

Operating income (loss):
The Netherlands	$(7,773)	$(9,069)	$(9,403)
United States	(1,396)	(5,541)	(207)
France	(783)	(330)	(611)
China	1,530	986	(2,868)
Other	514	433	—
	$(7,908)	$(13,521)	$(13,089)

		As of September 30,
		2016	2015
Net long-lived assets (excluding intangibles and goodwill)
The Netherlands		$4,996	$6,677
United States		10,171	10,162
France		241	346
China		552	576
		$15,960	$17,761

9. Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Domestic	$2,100	$94	$278
Foreign	(7,550)	(4,901)	(13,327)
	$(5,450)	$(4,807)	$(13,049)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Current:
Domestic Federal	$530	$(320)	$370
Foreign	500	500	530
Foreign withholding taxes	280	1,240	—
Domestic state	110	—	80
Total current	1,420	1,420	980

Deferred:
Domestic Federal	1,680	720	(490)
Foreign	—	(210)	750
Domestic state	—	(20)	—
Total deferred	1,680	490	260
Total provision	$3,100	$1,910	$1,240

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate of thirty-four percent is as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Tax benefit at the U.S. rate	$(1,890)	$(1,630)	$(4,440)
Effect of permanent book-tax differences	1,120	(1,570)	30
State tax provision	110	(40)	80
Valuation allowance for net deferred tax assets	2,690	2,490	3,900
Uncertain tax items	350	330	370
Foreign tax rate differential	1,050	1,890	1,000
Other items	(330)	440	300
	$3,100	$1,910	$1,240

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary book-tax differences that give rise to significant portions of the deferred tax assets and deferred tax liability are as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Deferred tax assets - current:
Capitalized inventory costs	$270	$340	$230
Inventory write-downs	2,460	4,840	950
Accrued warranty	160	280	180
Deferred profits	1,180	1,180	1,460
Accruals and reserves not currently deductible	1,720	1,920	520
Deferred tax assets - current	$5,790	$8,560	$3,340
Valuation allowance	(5,790)	(6,510)	(2,280)
Deferred tax assets - current, net of valuation allowance	$—	$2,050	$1,060

Deferred tax assets (liabilities)- non-current:
Stock option expense	$890	$680	$670
Book vs. tax basis of acquired assets	(1,340)	(1,350)	(1,210)
Federal net operating loss carryforwards	3,370	5,570	900
Foreign and state net operating losses	13,200	10,550	8,070
Book vs. tax depreciation and amortization	(2,200)	(2,030)	(10)
Foreign tax credits	4,230	3,950	—
Other deferred tax assets	570	360	2,950
Total deferred tax assets - non-current	18,720	17,730	11,370
Valuation allowance	(18,520)	(17,300)	(10,070)
Deferred tax assets (liabilities) - non-current, net of valuation allowance	$200	$430	$1,300

Changes in the deferred tax valuation allowance are as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at the beginning of the year	$23,810	$12,350	$8,450
Additions to valuation allowance	500	11,460	3,900
Balance at the end of the year	$24,310	$23,810	$12,350

The deferred tax valuation allowance increased by $0.5 million and $11.5 million for the years ended September 30, 2016 and 2015, respectively. A significant portion of the 2015 increase is related to the acquisition of BTU. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. We have established valuation allowances on substantially all net deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized.
The Company has federal net operating loss carryforwards of approximately $14.0 million that expire at various times between 2024 and 2036. In addition, the Company has approximately $3.6 million of foreign tax credits that expire at various times through 2025. The utilization of those federal net operating losses and foreign tax carryforwards are limited to approximately $0.8 million per year. The company also has foreign net operating loss carryforwards of approximately $47.3 million which expire at various times through 2025. The Company also has approximately $7.5 million of state net operating loss carryforwards.
The Company’s historical and continuing policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided on the undistributed foreign earnings at September 30, 2016. The amount of taxes attributable to these undistributed earnings is immaterial.
The Company applies the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (now codified as FASB ASC 740, “Income Tax”). In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Approximately $1.7 million of this total represents the amount that, if recognized, would favorably affect our effective income tax rate in future periods.
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	Year Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at beginning of the year	$3,510	$3,180	$2,810
Additions related to tax positions taken in prior years	350	330	370
Reductions due to lapse of statute of limitations	—	—	—
Balance at the end of the year	$3,860	$3,510	$3,180

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term. Income taxes long-term also includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net expense for interest and penalties of $0.4 million, $0.3 million, and $0.4 million for fiscal years 2016, 2015 and 2014 respectively. Income taxes payable long-term on the Consolidated Balance Sheets includes a cumulative accrual for potential interest and penalties of $2.3 million and $1.8 million as of September 30, 2016 and 2015, respectively.

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

10. Restructuring Charges

The company recorded a net charge of $0.6 million for the year ended September 30, 2015, which is reported in restructuring and other charges in the consolidated statement of operations, for employee related costs, including costs for severance related to the BTU acquisition.

11. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016:	(in thousands, except per share amounts)
Revenue	$22,074	$22,483	$33,342	$42,409
Gross margin	$5,955	$6,001	$9,631	$12,476
Provision for income taxes	$300	$1,670	$70	$1,060
Net income (loss) attributable to Amtech Systems, Inc.	$(4,015)	$(1,499)	$(1,209)	$(285)
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(4,550)	$(909)	$(1,483)	$(276)
Net income (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.31)	$(0.11)	$(0.09)	$(0.02)
Shares used in calculation	13,152	13,169	13,173	13,177
Diluted earnings per share	$(0.31)	$(0.11)	$(0.09)	$(0.02)
Shares used in calculation	13,152	13,169	13,173	13,177

Fiscal Year 2015:	(in thousands, except per share amounts)
Revenue	$12,396	$24,273	$40,016	$28,198
Gross margin	$3,428	$6,889	$10,128	$6,563
Provision for income taxes	$180	$170	$290	$1,270
Net income (loss) attributable to Amtech Systems, Inc.	$(5,195)	$(2,321)	$(1,604)	$1,349
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$(6,247)	$(4,470)	$(1,344)	$1,414
Net income (loss) per share attributable to Amtech Systems, Inc.:
Basic earnings per share	$(0.53)	$(0.19)	$(0.12)	$0.10
Shares used in calculation	9,854	11,997	13,103	13,150
Diluted earnings per share	$(0.53)	$(0.19)	$(0.12)	$0.10
Shares used in calculation	9,854	11,997	13,103	13,259

12. Long-term Debt

In January 2015, the Company acquired $7.2 million of long-term debt as part of the BTU acquisition. The debt acquired is a mortgage note secured by its real property in Billerica, Massachusetts, and has a remaining balance of $6.5 million as of September 30, 2016. The debt was refinanced in September 2016 with an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023.

In December 2014, the Company acquired long term debt as part of the SoLayTec acquisition. During the year ended September 30, 2016, SoLayTec borrowed an additional $1.1 million. As of September 30, 2016 the debt has a remaining balance of $3.7 million. The debt has interest rates ranging from 4.50% to 10% and maturity dates ranging from fiscal 2017 to fiscal 2021.

Annual maturities relating to the Company's long-term debt as of September 30, 2016 are as follows:

Annual Maturities
(in thousands)
2017	$1,134
2018	932
2019	1,065
2020	365
2021	382
Thereafter	6,353
Total	$10,231

13. Acquisitions

Acquisition of BTU International, Inc.

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
The following unaudited pro forma data has been prepared as if the acquisition of BTU occurred on October 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of other purchase accounting adjustments. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

	Years Ended (unaudited)
	September 30, 2015	September 30, 2014
	(dollars in thousands, except per share data)
Revenue, net	$121,186	$111,531
Net loss	$(9,223)	$(15,586)
Earnings per share available to Amtech stockholders:
Basic	$(0.70)	$(1.21)
Diluted	$(0.70)	$(1.21)

 The Merger was an all-stock transaction. The following table summarizes the consideration transferred:

(In thousands, except per share amounts)
BTU common shares and restricted stock units exchanged	9,681
Exchange ratio	0.3291
Amtech common stock issued for consideration	3,186
Amtech common stock per share price on January 30, 2015	$8.20
Consideration for BTU common shares and restricted stock units	$26,125
Vested BTU stock options exchanged for Amtech stock options	$500
Total fair value of consideration transferred	$26,625

The following table summarizes the allocation of the consideration for the assets acquired and liabilities assumed on January 30, 2015, including the effects of measurement period adjustments recorded in fiscal 2016:

(In thousands)	Initial Estimate	Adjustments	Final Allocation
Fair value of net tangible assets acquired	$19,232	$(600)	$18,632
Goodwill	4,463	600	5,063
Identifiable intangible assets	2,930	—	2,930
Total consideration allocated	$26,625	$—	$26,625
Refer to Note 1 "Summary of Significant Accounting Policies" for additional information on Goodwill and Intangible Assets.
Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses of $4.0 million and $1.3 million for fiscal 2015 and 2014, respectively, are included in the Selling, General and Administrative line in the Consolidated Statements of Operations.

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

14. Deconsolidation

In fiscal 2015, the Company deconsolidated Kingstone, eliminating the assets, liabilities and non-controlling interests recorded for Kingstone from the Company's Consolidated Balance Sheet, thereby reducing its ownership to 15% of the Hong Kong holding company. In fiscal 2015, the Company recorded a gain of $8.8 million as a result of the deconsolidation. The gain was computed as follows: the fair value of consideration received, plus the fair values of the retained non-controlling interest and the sales and service rights, less the carrying value of Kingstone's net assets. Based on the terms of the transaction agreements, in fiscal 2016, the Company received a payment of $4.9 million from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. The Company recognized a gain on the sale of $2.6 million for the year ended September 30, 2016, which is included in our Consolidated Statement of Operations in Gain on sale of other assets.

The Company's remaining investment in Kingstone is accounted for using the equity method for periods subsequent to the deconsolidation due to the Company's ability to exert significant influence over the financial and operating policies of Kingstone, primarily through our representation on the board of directors. See Note 15 - Investment for additional details.

15. Investments

As discussed in Note 14 "Deconsolidation", on September 16, 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of the Hong Kong holding company. The Company's investment in Kingstone is accounted for using the equity method for periods subsequent to the deconsolidation due to the Company's ability to exert significant influence over the financial and operating policies of Kingstone, primarily through our representation on the board of directors. The Company recognizes its portion of net income or losses on a one-quarter lag. The resulting equity method investment was initially recorded at fair value at $2.7 million using the value the third party purchaser placed on their investment in Kingstone Shanghai, a Level 2 input in the fair value hierarchy. The carrying value of the equity method investment in Kingstone was $3.0 million and $2.7 million as of September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company's carrying value of Kingstone exceeded its share of the underlying equity in the net assets by approximately $2.7 million. In accordance with ASC Topic 323, Investments - Equity Method, the difference (the “ basis difference”) between the initial fair value of the Company’s investment and the proportional interest in the underlying net assets of Kingstone was accounted for using the acquisition method of accounting, which requires that the basis difference be allocated to the identifiable assets and liabilities of Kingstone at fair value and based upon the Company’s proportionate ownership.  Determining the fair value of assets and liabilities is judgmental in nature and involves the use of significant estimates and assumptions. During the fourth quarter of 2016, the Company completed its valuation of the identifiable assets to which the basis is attributable and recorded amortization based on this valuation for the year ended September 30, 2016.

16. Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

In the fourth quarter of 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of Kingstone Hong Kong , the Hong Kong holding company. Upon the deconsolidation, Kingstone became a related party of the Company. Based on the terms of the transaction agreements in the second quarter of 2016, the Company received a payment of $4.9 million from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. The Company recognized a gain on the sale of $2.6 million for the year ended September 30, 2016, which is included in our Consolidated Statement of Operations in Gain on sale of other assets. At September 30, 2016, the Company's related accounts receivable due from Kingstone were $0.3 million, which are included in Accounts Receivable on the Consolidated Balance Sheet.

As of September 30, 2016, SoLayTec has borrowed approximately $1.1 million from its shareholder, TNO Technostarters B.V.. The loans have varying interest rates from 9.5% to 12.5% and matures in 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2016.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our evaluation we believe that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued an audit report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K is incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of this filing. In the event the Proxy Statement will not be filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this annual report on Form 10-K within the 120 day period.

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

AMTECH SYSTEMS, INC.

November 30, 2016	By:	/s/ Robert T. Hass
Robert T. Hass, , Executive Vice President -
Finance and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	November 30, 2016
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	November 30, 2016
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Robert T. Hass	Executive Vice President – Finance and Chief Financial Officer	November 30, 2016
Robert T. Hass	(Principal Financial and Accounting Officer)

*	Director	November 30, 2016
Robert M. Averick

*	Director	November 30, 2016
Michael Garnreiter

*	Director	November 30, 2016
Paul J. van der Wansem

*	Director	November 30, 2016
Egbert J.G. Goudena

*	Director	November 30, 2016
Robert F. King

*	Director	November 30, 2016
Sukesh Mohan

*By: /s/ Robert T. Hass
Robert T. Hass, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
2.1	Agreement and Plan of Merger, dated October 21, 2014, by and among Amtech Systems, Inc., BTU Merger Sub, Inc., and BTU International, Inc.	A
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	B
3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	C
3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of January 4, 2008.	D
3.4	First Amendment to the Company’s Amended and Restated Bylaws, dated January 30, 2015.	E
4.1	Second Amended and Restated Rights Agreement, dated as of October 1, 2015, by and between Amtech Systems, Inc. and Computershare Trust Company, N.A.	F
4.2	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	C
10.1	Amtech Systems, Inc. 1998 Stock Option Plan, as amended through March 29, 2002.	G
10.2	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014.	H
10.3	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended, effective April 9, 2015.	I
10.4	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	B
10.5	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	J
10.6	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	K
10.7	Amendment, dated as of July 1, 2012, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	J
10.8	Second Amendment, dated June 28, 2013, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	L
10.9	Second Amendment, dated June 28, 2013, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	L
10.10	Employment Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company.	M
10.11	Consulting Agreement, dated October 21, 2014, by and between Paul J. van der Wansem and the Company.	M
10.12	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated April 9, 2015.	N
10.13	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated April 9, 2015.	N
10.14	Employment Agreement between Amtech Systems, Inc. and Bradley C. Anderson, dated April 9, 2015.	N
10.15	Investment Agreement regarding Shanghai Kingstone Semiconductor Company, Ltd., dated July 17, 2015, by and between Kingstone Technology Hong Kong Limited and Suzhou Zhou Jing Investment Center (LP).	O+
10.16	Fifth Amendment to Employment Agreement, dated November 19, 2015, by and between the Company and Jong S. Whang.	Q
10.17	Second Amendment to Employment Agreement, dated March 10, 2016, by and between Amtech Systems, Inc. and Bradley C. Anderson.	R
10.18	Key Terms for Robert Hass Employment Agreement, dated February 22, 2016, by and between Amtech Systems, Inc. and Robert T. Hass.	R

10.19	Fifth Amendment to Employment Agreement, dated November 10, 2016, between Amtech Systems, Inc. and Fokko Pentinga.	S
10.20	Terms of Employment for Robert T. Hass, dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass.	T
10.21	Change of Control and Severance Agreement dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass.	U
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	*
24.1	Powers of Attorney	*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Letter Agreement, dated October 8, 2015, by and between the Company and the Joint Filers.	P
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.PRE	Taxonomy Presentation Linkbase Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
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

B	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.
C	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005.
D	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2008.
E	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the SEC on February 2, 2015.
F	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
G	Incorporated by reference to Amtech’s Form S-8 Registration Statement (related to the 1998 Stock Option Plan), filed with the Securities and Exchange Commission on February 11, 2003.
H	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
I	Incorporated by reference to Exhibit 10.4 to Amtech’s Current Report on Form 8-K filed with the SEC on April 10, 2015.
J	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
K	Incorporated by reference to Amtech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
L	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.
M	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2015.
N	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2015.
O	Incorporated by reference to Amtech’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
P	Incorporated by reference to Amtech's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015.
Q	Incorporated herein by reference to Exhibit 10.1 to Amtech’s Current Report on Form 8-K filed with the SEC on November 19, 2016.
R	Incorporated herein by reference to Exhibit 10.1 to Amtech’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016.
S	Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on November 16, 2016.
T	Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed with the Securities and Exchange Commission on November 16, 2016.
U	Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed with the Securities and Exchange Commission on November 16, 2016.