Form 10-K/A
period 2016-09-30
AMTECH SYSTEMS INC
filed 2016-12-02
CIK 720500

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

EXPLANATORY NOTE

Amtech Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 8 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, originally filed with the Securities and Exchange Commission (the “Commission”) on November 30, 2016 (the  “Original Annual Report”). The Company is amending Item 8 of the Original Annual Report solely to correct references to the dates of the Reports of the Independent Registered Accounting Firm, Mayer Hoffman McCann P.C. References to the date of the reports are being changed to November 30, 2016 from December 1, 2016. No other changes have been made to the reports or Item 8. The Company is also filing as Exhibits to Amendment No. 1 a Consent of Independent Registered Public Accountants and the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, with the date of those exhibits being the only change from those originally filed on November 30, 2016. Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since the date of filing of the Original Annual Report.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amtech Systems, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2016, expressed an unqualified opinion.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated November 30, 2016, expressed an unqualified opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
November 30, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

December 1, 2016	By:	/s/ Robert T. Hass
Robert T. Hass, Executive Vice President -
Finance and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	December 1, 2016
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer	December 1, 2016
Fokko Pentinga	and President
(Principal Executive Officer)

/s/ Robert T. Hass	Executive Vice President – Finance and Chief Financial Officer	December 1, 2016
Robert T. Hass	(Principal Financial and Accounting Officer)

*	Director	December 1, 2016
Robert M. Averick

*	Director	December 1, 2016
Michael Garnreiter

*	Director	December 1, 2016
Paul J. van der Wansem

*	Director	December 1, 2016
Egbert J.G. Goudena

*	Director	December 1, 2016
Robert F. King

*	Director	December 1, 2016
Sukesh Mohan

*By: /s/ Robert T. Hass
Robert T. Hass, Attorney-In-Fact**

**By authority of the power of attorney previously filed as Exhibit 24.1 with the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2016.