Form 10-Q
period 2016-12-31
AMTECH SYSTEMS INC
filed 2017-02-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2016
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
Shares of Common Stock outstanding as of January 30, 2017: 13,179,535

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	September 30, 2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$23,638	$27,655
Restricted cash	3,250	893
Accounts receivable
Trade (less allowance for doubtful accounts of $1,787 and $3,730 at December 31, 2016, and September 30, 2016, respectively)	23,146	17,642
Unbilled and other	7,094	8,634
Inventories	20,853	23,223
Refundable income taxes	—	260
Other	3,804	4,617
Total current assets	81,785	82,924
Property, Plant and Equipment - Net	15,290	15,960
Deferred Income Taxes - Long Term	200	200
Other Assets - Long Term	1,049	1,095
Investments	2,890	3,032
Intangible Assets - Net	3,915	4,100
Goodwill	10,789	11,119
Total Assets	$115,918	$118,430
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$14,986	$15,397
Current maturities of long-term debt	1,010	1,134
Accrued compensation and related taxes	6,232	5,710
Accrued warranty expense	879	795
Deferred profit	3,812	4,709
Customer deposits	6,920	7,055
Other accrued liabilities	1,577	2,164
Income taxes payable	960	1,100
Total current liabilities	36,376	38,064
Long-term Debt	9,105	9,097
Income Taxes Payable - Long Term	6,050	5,930
Total Liabilities	51,531	53,091
Commitments and Contingencies
Stockholders' Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,179,535 and 13,179,355 at December 31, 2016, and September 30, 2016, respectively	132	132
Additional paid-in capital	111,952	111,631
Accumulated other comprehensive loss	(9,721)	(8,876)
Retained deficit	(35,883)	(35,830)
Total stockholders' equity	66,480	67,057
Noncontrolling interest	(2,093)	(1,718)
Total equity	64,387	65,339
Total Liabilities and Stockholders' Equity	$115,918	$118,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
Revenues, net of returns and allowances	$29,135	$22,074
Cost of sales	20,692	16,119
Gross profit	8,443	5,955

Selling, general and administrative	6,996	7,596
Research, development and engineering	1,627	2,288
Operating loss	(180)	(3,929)
Loss from equity method investment	(143)	(17)
Interest expense and other income, net	81	(202)
Loss before income taxes	(242)	(4,148)
Income tax provision	90	300
Net loss	(332)	(4,448)

Add: net loss attributable to noncontrolling interest	279	433
Net loss attributable to Amtech Systems, Inc.	$(53)	$(4,015)

Loss Per Share:

Basic loss per share attributable to Amtech shareholders	$(0.00)	$(0.31)
Weighted average shares outstanding	13,179	13,152
Diluted loss per share attributable to Amtech shareholders	$(0.00)	$(0.31)
Weighted average shares outstanding	13,179	13,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2016	2015
Net loss	$(332)	$(4,448)
Foreign currency translation adjustment	(941)	(535)
Comprehensive loss	(1,273)	(4,983)

Comprehensive loss attributable to noncontrolling interest	375	433
Comprehensive loss attributable to Amtech Systems, Inc.	$(898)	$(4,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2016	2015
Operating Activities
Net loss	$(332)	$(4,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	654	783
Write-down of inventory	33	39
Capitalized interest	190	—
Deferred income taxes	31	9
Non-cash share based compensation expense	319	342
Loss from equity method investment	143	17
Reversal of allowance for doubtful accounts	(1,178)	(158)
Changes in operating assets and liabilities:
Restricted cash	(2,425)	(220)
Accounts receivable	(3,600)	(309)
Inventories	1,621	1,412
Accrued income taxes	239	212
Other assets	725	(167)
Accounts payable	78	(4,861)
Accrued liabilities and customer deposits	584	(3,354)
Deferred profit	(619)	(50)
Net cash used in operating activities	(3,537)	(10,753)
Investing Activities
Purchases of property, plant and equipment	(86)	(108)
Proceeds from sale of property, plant and equipment	1	—
Proceeds from partial sale of subsidiary	—	7,012
Net cash (used in) provided by investing activities	(85)	6,904
Financing Activities
Proceeds from the exercise of stock options	1	—
Payments on long-term debt	(160)	(180)
Borrowings on long-term debt	21	830
Net cash (used in) provided by financing activities	(138)	650
Effect of Exchange Rate Changes on Cash	(257)	(36)
Net Decrease in Cash and Cash Equivalents	(4,017)	(3,235)
Cash and Cash Equivalents, Beginning of Period	27,655	25,852
Cash and Cash Equivalents, End of Period	$23,638	$22,617

Supplemental Cash Flow Information:
Cash paid for interest	$66	$89
Income tax refunds	$262	$—
Income tax payments	$67	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2016.

The consolidated results of operations for the three months ended December 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to the Company’s revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Deferred revenues	$8,164	$7,029
Deferred costs	4,352	2,320
Deferred profit	$3,812	$4,709

Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $3.3 million and $0.9 million as of December 31, 2016, and September 30, 2016, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of December 31, 2016 and September 30, 2016 includes $0.2 million relating the Company's proportional responsibility, assumed in connection with the BTU International Inc. (“BTU”) acquisition, for clean-up costs at a Superfund site. Refer to Note 8 to Condensed Consolidated Financial Statements, Commitments and Contingencies, for more detail regarding our proportional liability related to the Superfund site.

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

As of December 31, 2016, one customer individually represented 12% of accounts receivable. As of September 30, 2016, one customer individually represented 11% of accounts receivable.

Refer to Note 6 to Condensed Consolidated Financial Statements, Major Customers and Foreign Sales, for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 50% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Purchased parts and raw materials	$12,148	$12,435
Work-in-process	5,832	7,044
Finished goods	2,873	3,744
	$20,853	$23,223

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

The following is a summary of property, plant and equipment:

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Land, building and leasehold improvements	$17,799	$18,255
Equipment and machinery	8,749	9,056
Furniture and fixtures	5,199	5,426
	31,747	32,737
Accumulated depreciation and amortization	(16,457)	(16,777)
	$15,290	$15,960

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,597	$5,063	$728	$12,388
Accumulated impairment losses	(1,269)	—	—	(1,269)
Carrying value at September 30, 2016	5,328	5,063	728	11,119
Net foreign exchange differences	(330)	—	—	(330)
Carrying value at December 31, 2016	$4,998	$5,063	$728	$10,789

Goodwill	$6,177	$5,063	$728	$11,968
Accumulated impairment losses	(1,179)	—	—	(1,179)
Carrying value at December 31, 2016	$4,998	$5,063	$728	$10,789

Intangibles – Intangible assets are capitalized and amortized on a straight-line basis over their useful lives if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		December 31, 2016			September 30, 2016
		(dollars in thousands)
Customer lists	6-10 years	$2,387	$(1,172)	$1,215	$2,432	$(1,164)	$1,268
Technology	5-10 years	3,014	(1,576)	1,438	3,214	(1,678)	1,536
Trade names	10-15 years	1,441	(200)	1,241	1,455	(219)	1,236
Other	2-10 years	260	(239)	21	277	(217)	60
		$7,102	$(3,187)	$3,915	$7,378	$(3,278)	$4,100

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

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Beginning balance	$795	$793
Additions for warranties issued during the period	383	146
Reductions in the liability for payments made under the warranty	(27)	(109)
Changes related to pre-existing warranties	(245)	(54)
Currency translation adjustment	(27)	(10)
Ending balance	$879	$766

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

Stock-based compensation expense reduced the Company’s results of operations by the following amounts:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Effect on income before income taxes (1)	$(319)	$(342)
Effect on income taxes	35	48
Effect on net income	$(284)	$(294)

(1)	Stock-based compensation expense is included in selling, general and administrative expenses.

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

Stock option transactions and the options outstanding are summarized as follows:

	Three Months Ended December 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,841,567	$8.15	1,627,477	$9.11
Granted	100,000	4.99	344,075	5.25
Exercised	(180)	3.80	—	—
Forfeited	(55,446)	13.34	(33,642)	14.90
Outstanding at end of period	1,885,941	$7.84	1,937,910	$8.34

Exercisable at end of period	1,375,174	$8.26	1,189,855	$9.21
Weighted average fair value of options granted during the period	$2.88		$3.03

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2016	2015
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	62%	62%

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

Restricted stock transactions and awards outstanding are summarized as follows:

	Three Months Ended December 31,
	2016		2015
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Beginning Outstanding	—	$—	13,540	$7.98
Released	—	—	(13,540)	7.98
Ending Outstanding	—	$—	—	$—

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

Shipping expense – Shipping expenses of $0.4 million for each of the three months ended December 31, 2016 and 2015, are included in selling, general and administrative expenses.

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

	Three Months Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands)
Research, development and engineering	$1,830	$2,615
Grants earned	(203)	(327)
Net research, development and engineering	$1,627	$2,288

Impact of Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for Amtech’s fiscal year beginning October 1, 2018 unless we elect the earlier date of October 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 in March 2016, April 2016, May 2016 and December 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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
Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. The Company maintains a valuation allowance with respect to certain state, federal and foreign deferred tax assets that may not be recovered. We have established valuation allowances on substantially all net deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized
The Company classifies all of our uncertain tax positions as non-current income taxes payable. At December 31, 2016 and September 30, 2016, the total amount of unrecognized tax benefits was approximately $3.9 million. If recognized, these amounts would favorably impact the effective tax rate. Income taxes payable long-term primarily includes, among other items, withholding taxes that are not due until the related intercompany service fees are paid.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016 and September 30, 2016, the Company had an accrual for potential interest and penalties of approximately $2.4 million and $2.3 million, respectively, classified with non-current income taxes payable.
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

For the three months ended December 31, 2016, options for 1,886,000 shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2015, options for 1,938,000 shares were excluded from the diluted EPS calculations because they were anti-dilutive.

The following table outlines basic and diluted EPS:

	Three Months Ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Basic Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(53)	$(4,015)
Weighted Average Shares Outstanding:
Common stock	13,179	13,152
Basic loss per share attributable to Amtech shareholders	$(0.00)	$(0.31)
Diluted Loss Per Share Computation
Net loss attributable to Amtech Systems, Inc.	$(53)	$(4,015)
Weighted Average Shares Outstanding:
Common stock	13,179	13,152
Diluted shares	13,179	13,152
Diluted loss per share attributable to Amtech shareholders	$(0.00)	$(0.31)

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

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
On October 1, 2015, the Company entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with the Rights Agent, which expands the definition of Exempted Person to include any person that the Board, in its sole and absolute discretion, exempts from becoming an Acquiring Person under the Second Restated Rights Agreement. A Person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

As previously disclosed, on October 8, 2015, the Company entered into a Letter Agreement (the “Agreement”) by and between the Company and certain shareholders of the Company who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One of the Joint Filers became a member of our Board after the Agreement was approved by the Board. The Agreement permits the Joint Filers, pursuant to the Second Restated Rights Agreement, to individually acquire shares of common stock of the Company that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of the Company’s issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of the Company’s issued and outstanding shares of common stock, the Company is entitled to specific performance and all other remedies entitled to the Company at law or equity, among others. The Company’s board of directors approved the Agreement and transactions contemplated thereunder, and has the sole authority to terminate the Agreement at any time.

5.	Business Segment Information

The Company’s three reportable segments are as follows:

Solar - The Company is a leading supplier of thermal processing systems, ALD, related automation, parts and services, to the solar/photovoltaic industry and also offers PECVD (plasma-enhanced chemical vapor deposition) equipment to the global solar market.

Semiconductor - In the Company’s Semiconductor segment, it designs, manufactures, sells and services thermal processing equipment and related controls and parts for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Polishing - In the Company's Polishing segment, the Company produces consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

Information concerning our business segments is as follows:

	Three Months ended December 31,
	2016	2015
	(dollars in thousands)
Net Revenues:
Solar *	$11,424	$9,543
Semiconductor	15,703	10,700
Polishing	2,008	1,831
	$29,135	$22,074
Operating income (loss):
Solar *	$(1,023)	$(1,864)
Semiconductor	2,361	(160)
Polishing	464	169
Non-segment related	(1,982)	(2,074)
	$(180)	$(3,929)

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Identifiable Assets:
Solar	$43,334	$42,962
Semiconductor	51,898	51,985
Polishing	4,906	4,819
Non-segment related	15,780	18,664
	$115,918	$118,430

6. Major Customers and Foreign Sales

During the three months ended December 31, 2016, there were no customers who individually represented greater than 10% of net revenues. During the three months ended December 31, 2015, one customer represented 14% of net revenues.

The Company has operations in The Netherlands, United States, France, and China. Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2016	2015
United States	18%	28%
Other	2%	3%
Total North America	20%	31%

China	26%	20%
Malaysia	17%	18%
Taiwan	12%	13%
Other	6%	3%
Total Asia	61%	54%
Germany	5%	2%
Other	14%	13%
Total Europe	19%	15%
	100%	100%

7. Long-term Debt

The Company holds debt in the form of a mortgage note secured by its real property in Billerica, Massachusetts that has a remaining balance of $6.5 million as of December 31, 2016. The debt has an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023.

SoLayTec B.V. ("SoLayTec"), a division of the Company's solar segment, holds long-term debt with a remaining balance of $3.6 million. During the quarter ended December 31, 2016, SoLayTec borrowed less than $0.1 million. The debt has interest rates ranging from 4.5% to 12.5% and maturity dates ranging from fiscal 2017 to fiscal 2021.

8. Commitments and Contingencies

Purchase Obligations – As of December 31, 2016, the Company had purchase obligations in the amount of $14.2 million compared to $11.3 million as of September 30, 2016. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

Development projects – In fiscal 2014, our wholly owned subsidiary, Tempress Systems, Inc. ("Tempress"), entered into an agreement with the Energy Research Centre of the Netherlands ("ECN"), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter ("Equipment") to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement will have 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Over the four-year period of the agreement, Tempress is required to contribute $1.4 million to the project in the form of installation of the equipment, acceptance testing, project meeting attendance, training, parts, and service, including keeping the equipment in good condition and repair for the first two years of the agreement. As of December 31, 2016, Tempress has contributed all of the required $1.4 million to the project.

EPA Accrual - As a result of the BTU acquisition, the Company assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on the Company's proportional responsibility, as negotiated with and agreed to by the EPA, the Company's liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016. In accordance with the agreement, the Company established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for the Company’s proportional liability.

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

9. Investments

The Company’s equity method investments include a 15% interest in Kingstone Technology Hong Kong Limited (“Kingstone”). The Company recognizes its portion of net income or losses on a one-quarter lag. The carrying value of the equity method investment in Kingstone was $2.9 million and $3.0 million as of December 31, 2016 and September 30, 2016, respectively. For the three months ended December 31, 2016 we recognized investment loss of $0.1 million. For the three months ended December 31, 2015, the investment loss was not material to our consolidated statement of operations.

10. Related Party Transactions

In the fourth quarter of 2015, the Company deconsolidated Kingstone, reducing its ownership to 15% of Kingstone Hong Kong, the Hong Kong holding company. Upon the deconsolidation, Kingstone became a related party of the Company. At December 31, 2016, and September 30, 2016, the Company's accounts receivable due from Kingstone were $0.3 million, which are included in Accounts Receivable on the Condensed Consolidated Balance Sheet.

As of December 31, 2016, SoLayTec has borrowed approximately $1.2 million from its shareholder, TNO Technostarters B.V. The loans have varying interest rates from 9.5% to 12.5% and mature in 2021.

11. Subsequent Event

As a result of customer deposits received after the end of the quarter, cash, cash equivalents, and restricted cash increased to $45.8 million as of January 31, 2017, compared to cash, cash equivalents, and restricted cash of $26.9 million, as of December 31, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K as amended for the fiscal year ended September 30, 2016.

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
You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The Form 10-K, as amended, that we filed with the Securities and Exchange Commission for the year-ended September 30, 2016 listed various important factors that could affect Amtech's future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K, as amended, and investors should refer to them as well as the risk factors identified in this quarterly report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has experienced a structural imbalance between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our strategy has been, and continues to be, to grow the Company through strategic product development and acquisitions.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2016	December 31, 2015
Net revenue	100%	100%
Cost of sales	71%	73%
Gross margin	29%	27%
Selling, general and administrative	24%	34%
Research, development and engineering	6%	10%
Operating loss	(1)%	(17)%
Gain on sale of other assets	0%	0%
Income (loss) from equity method investment	0%	0%
Interest expense and other income, net	0%	(1)%
Loss before income taxes	(1)%	(18)%
Income taxes provision	0%	1%
Net loss	(1)%	(19)%
Add: net loss (income) attributable to noncontrolling interest	1%	2%
Net loss attributable to Amtech Systems, Inc.	0%	(17)%

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

	Three Months Ended December 31,
Segment	2016	2015	Incr	% Change
	(dollars in thousands)
Solar	$11,424	$9,543	$1,881	20%
Semiconductor	15,703	10,700	5,003	47%
Polishing	2,008	1,831	177	10%
Total net revenue	$29,135	$22,074	$7,061	32%

Net revenue for the quarters ended December 31, 2016 and 2015 were $29.1 million and $22.1 million, respectively, an increase of $7.1 million or 32%. Revenue from the solar segment increased 20% compared to the prior year quarter due to a significant increase in shipments of PECVD equipment compared to the first quarter of fiscal 2016, offset by a net deferral of revenue in the first quarter of fiscal 2017 compared to net recognition of previously-deferred revenue in the first quarter of fiscal 2016. We shipped our first complete PERC solution (PECVD and ALD combined) during the quarter-ended December 31, 2016. As a new technology offering, all of the revenue associated with this shipment is deferred until acceptance and accounts for the increased deferred revenue. Due to a large n-type bi-facial turnkey order received in January 2017, revenue is expected to increase significantly in the second half of fiscal 2017.

Revenue from the semiconductor segment increased 47% compared to the prior year quarter due primarily to increased shipments of thermal processing systems and diffusion furnaces to the semiconductor industry. Revenue from the polishing segment increased 10% compared to the prior year quarter due primarily to increases in sales of polishing templates and consumables.

Backlog and Orders

Our order backlog as of December 31, 2016 and 2015 was $51.5 million and $42.9 million, respectively, an increase of $8.6 million or 20%. Our backlog as of December 31, 2016 includes approximately $35.8 million of orders and deferred revenue from our solar industry customers, compared to $31.3 million at December 31, 2015. New orders booked in the quarter ended December 31, 2016 were $34.7 million ($15.9 million solar) compared to $35.6 million ($23.0 million solar) of customer orders in the quarter ended December 31, 2015. As of December 31, 2016 three customers individually accounted for 20%, 17% and 12% of our backlog. The backlog as of December 31, 2016 and the orders booked during that quarter, do not include the n-type bi-facial turnkey order included in the January 24, 2017 order announcement, with which we concurrently received a large customer deposit. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm, and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months ended December 31,
Segment	2016	2015	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$1,611	$1,748	$(137)	(8)%
Semiconductor	6,095	3,742	2,353	63%
Polishing	737	465	272	59%
Total gross profit	$8,443	$5,955	$2,488	42%

Gross profit for the three months ended December 31, 2016 and 2015 was $8.4 million (29% of sales) and $6.0 million (27% of sales), respectively, an increase of $2.4 million. Gross profit and margin on products from our solar segment decreased compared to the first three months of fiscal 2016, as the higher gross margin due to sales volume and better product mix was more than offset by the lower recognition of previously deferred profit and lower cancellation fee revenue. In the semiconductor segment, gross profit and margin increased primarily due to higher sales volumes and improved product mix. Gross profit and margin on products from our polishing segment increased primarily due to higher sales volumes and higher capacity utilization. For the three months ended December 31, 2016 and 2015, we recognized previously-deferred profit of $0.3 million and $0.6 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2016 and 2015 were $7.0 million and $7.6 million, respectively. SG&A decreased compared to the prior year quarter due primarily to collections of previously reserved accounts receivable of approximately $1.0 million, partially offset by higher commissions resulting from higher shipments. SG&A expense includes $0.3 million of stock-based compensation expense for the three months ended December 31, 2016 and 2015.

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

	Three Months ended December 31,
	2016	2015	Incr. (Decr.)	% Change
	(dollars in thousands)
Research, development and engineering	$1,830	$2,615	$(785)	(30)%
Grants earned	(203)	(327)	124	(38)%
Net research, development and engineering	$1,627	$2,288	$(661)	(29)%

RD&E expense, net of grants earned, for the three months ended December 31, 2016, decreased $0.7 million compared to the three months ended December 31, 2015, due primarily to less spending on RD&E at our solar divisions.

Income from Equity Method Investment

For the three months ended December 31, 2016 we recognized investment loss of $0.1million related to our 15% equity investment in Kingstone. We did not recognize any investment income or loss for the three months ended December 31, 2015.

Income Taxes

For the three months ended December 31, 2016 and 2015 we recorded income tax expense of $0.1 million and $0.3 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

The Company establishes a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those standards, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we concluded in 2015 and 2016 that it was appropriate to maintain a full valuation allowance for substantially all net deferred tax assets in foreign jurisdictions and the carryforwards of U.S. net operating losses and foreign tax credits, which were acquired in the merger with BTU International. Tax planning strategies to reduce sources of future taxable income caused us to conclude in the fourth quarter of fiscal 2016 that a valuation allowance should be established on the remaining U.S. deferred tax assets.
Liquidity and Capital Resources

At December 31, 2016, and September 30, 2016, cash and cash equivalents were $23.6 million and $27.7 million, respectively. At December 31, 2016, and September 30, 2016, restricted cash was $3.3 million and $0.9 million, respectively. Our working capital was $45.4 million as of December 31, 2016 and $44.9 million as of September 30, 2016.

The decrease in cash for the first three months of fiscal 2017 of $4.0 million was primarily due to cash used in operating activities of $3.5 million. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations; therefore, changes in the exchange rate have an impact on our cash balances. Restricted cash increased due to an increase in customer deposits requiring bank guarantees collateralized by cash. Our ratio of current assets to current liabilities was 2.2:1 as of December 31, 2016, and September 30, 2016. We have never paid dividends on our common stock.

On January 24, 2017, we announced a significant n-type bi-facial turnkey order from a new customer in China. As a result of significant customer deposits from that and other orders both from Solar and Semiconductor, the balance of cash and cash equivalents increased by $18.5 million to $42.1 million as of January 31, 2017, compared to $23.6 million as of December 31, 2016. The increased cash will facilitate the fulfillment of those orders.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases, long-term debt and customer deposits. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months.

Cash Flows from Operating Activities

Cash used in our operating activities was $3.5 million for the three months ended December 31, 2016, compared to $10.8 million used in such activities for the three months ended December 31, 2015. During the three months ended December 31, 2016, cash was reduced by increases in accounts receivable and restricted cash, offset by decreases in inventory. During the three months ended December 31, 2015, $3.4 million was used in losses on operations, net of non-cash charges, and cash of $8.2 million was used to pay accounts payable and other accrued liabilities.

 Cash Flows from Investing Activities

Our investing activities for each of the three month periods ended December 31, 2016 and 2015 consisted of purchases of property, plant and equipment of approximately $0.1 million. In the first quarter of fiscal 2015, we received cash of $7.0 million from the partial sale of Kingstone.

Cash Flows from Financing Activities

For the three months ended December 31, 2016, $0.1 million of cash used by financing activities was primarily comprised of payments on long-term debt of $0.2 million, net of borrowings of less than $0.1 million. For the three months ended December 31, 2015, the primary source of $0.6 million of cash provided by financing activities were borrowings of long-term debt of $0.8 million, net of payments on long-term debt of $0.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2016, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Purchase obligations were $14.2 million as of December 31, 2016, compared to $11.3 million as of September 30, 2016, an increase of $2.9 million due to increased customer orders.

During the three months ended December 31, 2016, SoLayTec borrowed an additional $0.1 million. As of December 31, 2016 the SoLayTec debt has a remaining balance of $3.7 million, with interest capitalized per the agreement bearing interest at rates ranging from 4.5% to 12.5% and maturity dates ranging from fiscal 2017 to fiscal 2021.

Refer to Amtech’s annual report on Form 10-K, as amended, for the year ended September 30, 2016, for information on the Company’s other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2016. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2016 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2016.

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

During fiscal 2016 and in the first three months of fiscal 2017, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million and gains of $0.1 million during the three months ended December 31, 2016 and 2015, respectively.

We incurred foreign currency translation losses of $0.9 million and $0.5 million during the three months ended December 31, 2016 and 2015, respectively, a type of other comprehensive loss, which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $49.2 million as of December 31, 2016. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $5.0 million of other comprehensive income (loss).

As of December 31, 2016, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $15.6 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment cause our gross profit on such orders to be $1.6 million greater or less than expected on the date the order was taken.

As of December 31, 2016, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $2.4 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech's internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The most significant risk factors applicable to Amtech are described in Part I, Item 1A (Risk Factors) of Amtech’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2016. There have been no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the fiscal year ended September 30, 2016.

If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, or change tax provisions related to the global manufacturing and sales of our products, our financial condition and results of operations could be adversely affected.

A portion of our business activities are conducted in foreign countries, including China, Malaysia, Taiwan, and the Netherlands. Our business benefits from free trade agreements such as the North American Free Trade Agreement (“NAFTA”) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. The current presidential administration has made comments suggesting that he is not supportive of certain existing international trade agreements, including NAFTA. At this time, it remains unclear what President Trump would or would not do with respect to these international trade agreements and U.S. tax provisions related to international commerce. Any action to withdraw from or materially modify NAFTA or certain other international trade agreements, or change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Fifth Amendment to Employment Agreement, dated November 10, 2016, between Amtech Systems, Inc. and Fokko Pentinga (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2016)

10.2
Terms of Employment for Robert T. Hass, dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2016)

10.3
Change of Control and Severance Agreement, dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-K filed with the SEC on November 16, 2016)

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	February 9, 2017
Robert T. Hass
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Duly Authorize Officer)