Form 10-Q
period 2017-06-30
AMTECH SYSTEMS INC
filed 2017-08-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2017
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
Shares of Common Stock outstanding as of August 4, 2017: 13,337,689

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	September 30, 2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$39,160	$27,655
Restricted cash	4,671	893
Accounts receivable
Trade (less allowance for doubtful accounts of $1,522 and $3,730 at June 30, 2017, and September 30, 2016, respectively)	24,685	17,642
Unbilled and other	12,157	8,634
Inventories	23,186	23,223
Refundable income taxes	—	260
Vendor deposits	7,626	1,962
Other	2,954	2,655
Total current assets	114,439	82,924
Property, Plant and Equipment - Net	15,080	15,960
Deferred Income Taxes - Long-Term	200	200
Other Assets - Long-Term	1,026	1,095
Investments	2,831	3,032
Intangible Assets - Net	3,643	4,100
Goodwill - Net	11,220	11,119
Total Assets	$148,439	$118,430
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,484	$15,397
Current maturities of long-term debt	817	1,134
Accrued compensation and related taxes	6,450	5,710
Accrued warranty expense	853	795
Deferred profit	5,449	4,709
Customer deposits	25,180	7,055
Other accrued liabilities	1,863	2,164
Income taxes payable	996	1,100
Total current liabilities	64,092	38,064
Long-Term Debt	9,732	9,097
Income Taxes Payable - Long-Term	6,520	5,930
Total Liabilities	80,344	53,091
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,328,656 and 13,179,355 at June 30, 2017 and September 30, 2016, respectively	133	132
Additional paid-in capital	113,501	111,631
Accumulated other comprehensive loss	(8,834)	(8,876)
Retained deficit	(34,018)	(35,830)
Total stockholders’ equity	70,782	67,057
Noncontrolling interest	(2,687)	(1,718)
Total equity	68,095	65,339
Total Liabilities and Stockholders’ Equity	$148,439	$118,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues, net of returns and allowances	$47,760	$33,342	$109,839	$77,899
Cost of sales	32,258	23,711	77,499	56,312
Gross profit	15,502	9,631	32,340	21,587

Selling, general and administrative	10,108	8,665	25,366	23,709
Research, development and engineering	1,423	1,568	4,586	6,015
Operating income (loss)	3,971	(602)	2,388	(8,137)
Gain on sale of other assets	—	—	—	2,576
(Loss) income from equity method investment	(110)	(444)	(200)	227
Interest expense and other income, net	(34)	(265)	(151)	(434)
Income (loss) before income taxes	3,827	(1,311)	2,037	(5,768)
Income tax provision	986	70	1,270	2,040
Net income (loss)	2,841	(1,381)	767	(7,808)

Add: net loss attributable to noncontrolling interest	446	172	1,045	1,086
Net income (loss) attributable to Amtech Systems, Inc.	$3,287	$(1,209)	$1,812	$(6,722)

Income (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$0.25	$(0.09)	$0.14	$(0.51)
Weighted average shares outstanding	13,242	13,173	13,203	13,165
Diluted income (loss) per share attributable to Amtech shareholders	$0.25	$(0.09)	$0.14	$(0.51)
Weighted average shares outstanding	13,398	13,173	13,288	13,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$2,841	$(1,381)	$767	$(7,808)
Foreign currency translation adjustment	740	(299)	118	(217)
Comprehensive income (loss)	3,581	(1,680)	885	(8,025)

Comprehensive loss attributable to noncontrolling interest	302	197	969	1,084
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$3,883	$(1,483)	$1,854	$(6,941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$767	$(7,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,871	2,559
Write-down of inventory	448	116
Capitalized interest	307	—
Deferred income taxes	(10)	6
Non-cash share based compensation expense	978	1,059
Loss on sale of property, plant and equipment	107	—
Gain on sale of other assets	—	(2,576)
Loss (gain) from equity method investment	200	(227)
Reversal of allowance for doubtful accounts, net of provision	(898)	(143)
Changes in operating assets and liabilities:
Restricted cash	(3,576)	26
Accounts receivable	(8,997)	(3,538)
Inventories	(245)	(4,794)
Accrued income taxes	742	1,617
Vendor deposits and other assets	(5,521)	(644)
Accounts payable	6,616	2,842
Accrued liabilities and customer deposits	17,526	2,695
Deferred profit	626	(828)
Net cash provided by (used in) operating activities	10,941	(9,638)
Investing Activities
Purchases of property, plant and equipment	(355)	(442)
Proceeds from sale of property, plant and equipment	39	—
Proceeds from partial sale of subsidiary	—	7,012
Proceeds from sale of other assets	—	4,884
Net cash (used in) provided by investing activities	(316)	11,454
Financing Activities
Proceeds from the exercise of stock options	894	34
Payments on long-term debt	(485)	(549)
Borrowings on long-term debt	384	1,145
Net cash provided by financing activities	793	630
Effect of Exchange Rate Changes on Cash and Cash Equivalents	87	(8)
Net Increase in Cash and Cash Equivalents	11,505	2,438
Cash and Cash Equivalents, Beginning of Period	27,655	25,852
Cash and Cash Equivalents, End of Period	$39,160	$28,290

Supplemental Cash Flow Information:
Cash paid for interest	$202	$257
Income tax refunds	$262	$—
Income tax payments	$116	$112
Transfer capital equipment to inventory	$22	$521

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016
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

The consolidated results of operations for the three and nine months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to our revenue recognition policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Deferred revenues	$10,024	$7,029
Deferred costs	4,575	2,320
Deferred profit	$5,449	$4,709

Cash and Cash Equivalents – We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash – Restricted cash of $4.7 million and $0.9 million as of June 30, 2017, and September 30, 2016, respectively, includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Restricted cash as of June 30, 2017 and September 30, 2016 includes $0.2 million relating our proportional responsibility, assumed in connection with the BTU International Inc. (“BTU”) acquisition, for clean-up costs at a Superfund site. Refer to Note 8 to Condensed Consolidated Financial Statements, Commitments and Contingencies, for more detail regarding our proportional liability related to the Superfund site.

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

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. As of June 30, 2017, approximately 48% of our total cash balances are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France and China.

As of June 30, 2017, one customer individually represented 32% of accounts receivable. As of September 30, 2016, one customer individually represented 11% of accounts receivable.

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

Inventories – We value our inventory at the lower of cost or net realizable value. Costs for approximately 50% of inventory is valued on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Purchased parts and raw materials	$13,587	$12,435
Work-in-process	6,711	7,044
Finished goods	2,888	3,744
	$23,186	$23,223

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

The following is a summary of property, plant and equipment:

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Land, building and leasehold improvements	$18,343	$18,255
Equipment and machinery	8,631	9,056
Furniture and fixtures	5,338	5,426
	32,312	32,737
Accumulated depreciation and amortization	(17,232)	(16,777)
	$15,080	$15,960

Goodwill – Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate.

The following is a summary of activity in goodwill:

	Solar	Semiconductor	Polishing	Total
	(dollars in thousands)
Goodwill	$6,597	$5,063	$728	$12,388
Accumulated impairment losses	(1,269)	—	—	(1,269)
Carrying value at September 30, 2016	5,328	5,063	728	11,119
Net foreign exchange differences	101	—	—	101
Carrying value at June 30, 2017	$5,429	$5,063	$728	$11,220

Goodwill	$6,726	$5,063	$728	$12,517
Accumulated impairment losses	(1,297)	—	—	(1,297)
Carrying value at June 30, 2017	$5,429	$5,063	$728	$11,220

Intangibles – Intangible assets are capitalized and amortized on a straight-line basis over their useful lives if the life is determinable. If the life is not determinable, amortization is not recorded.

The following is a summary of intangibles:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		June 30, 2017			September 30, 2016
		(dollars in thousands)
Customer lists	6-10 years	$2,446	$(1,406)	$1,040	$2,432	$(1,164)	$1,268
Technology	5-10 years	3,274	(1,876)	1,398	3,214	(1,678)	1,536
Trade names	10-15 years	1,460	(257)	1,203	1,455	(219)	1,236
Other	2-10 years	283	(281)	2	277	(217)	60
		$7,463	$(3,820)	$3,643	$7,378	$(3,278)	$4,100

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

	Nine Months Ended June 30,
	2017	2016
	(dollars in thousands)
Beginning balance	$795	$793
Additions for warranties issued during the period	899	691
Reductions for payments made under the warranty	(269)	(624)
Changes related to pre-existing warranties	(582)	(121)
Currency translation adjustment	10	6
Ending balance	$853	$745

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

Stock-based compensation expense of $0.4 million in each of the three months ended June 30, 2017 and 2016, and $1.0 million and $1.1 million for the nine months ended June 30, 2017 and 2016, respectively, is included in selling, general and administrative expenses.

Stock options issued under the terms of our option plans have, or will have, an exercise price equal to the fair market value of the common stock at the close of trading on the NASDAQ Stock Market the trading day prior to the date of the option grant and expire no later than 10 years from the date of grant, with the most recent option grant expiring in 2027. Options issued by us generally vest over six months to four years, subject to our board of directors’ (the “Board”) discretion pursuant to our share-based compensation plans.

Stock option transactions and the options outstanding are summarized as follows:

	Nine Months Ended June 30,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,841,567	$8.15	1,627,477	$9.11
Granted	145,000	5.23	350,075	5.25
Exercised	(149,301)	5.99	(9,846)	3.46
Forfeited	(107,480)	12.68	(129,430)	12.87
Outstanding at end of period	1,729,786	$7.82	1,838,276	$8.16

Exercisable at end of period	1,191,876	$8.38	1,128,320	$8.91
Weighted average fair value of options granted during the period	$3.04		$3.04

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2017	2016
Risk free interest rate	2%	2%
Expected life	6 years	6 years
Dividend rate	0%	0%
Volatility	63%	63%

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

We award restricted shares under our existing share-based compensation plans. Our restricted share awards vested in equal annual installments over a two to four year period. The total value of these awards is expensed on a ratable basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

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

Cash, Cash Equivalents and Restricted Cash – Included in Cash and Cash Equivalents and Restricted Cash in the Condensed Consolidated Balance Sheets are money market funds invested in treasury bills, notes and other direct obligations of the U.S. Treasury or are in financial institutions insured by the FDIC and foreign bank operating and time deposit accounts. The fair value of this cash equivalent is based on Level 1 inputs in the fair value hierarchy.

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

Pensions and Other Benefit Plans – We have retirement plans covering substantially all employees. The principal plans are the multiemployer defined benefit pension plans of our operations in The Netherlands and France and the plan for hourly union employees in Pennsylvania. The multiemployer plans in the United States and France are insignificant to our results of operations and financial condition. Our defined contribution plans cover substantially all of the employees in the United States. We match certain employee funds on a discretionary basis while certain subsidiaries require a minimum match to maintain their safe harbor status.

Shipping Expense – Shipping expenses of $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $1.6 million for the nine months ended June 30, 2017 and 2016, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Research, development and engineering	$1,774	$2,078	$5,547	$7,217
Grants earned	(351)	(510)	(961)	(1,202)
Net research, development and engineering	$1,423	$1,568	$4,586	$6,015

Impact of Recently Issued Accounting Pronouncements

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
Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies. In prior periods, we established valuation allowances on substantially all net deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized. As of June 30, 2017, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we have determined will be utilized against net operating income in the current year.
We classify all of our uncertain tax positions as income taxes payable long-term. At June 30, 2017 and September 30, 2016, the total amount of unrecognized tax benefits was approximately $3.9 million. If recognized, these amounts would favorably impact the effective tax rate. Income taxes payable long-term primarily includes, among other items, withholding taxes that are not due until the related intercompany service fees are paid.
We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017 and September 30, 2016, we had an accrual for potential interest and penalties of approximately $2.6 million and $2.3 million, respectively, classified with income taxes payable long-term.
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

For the three and nine months ended June 30, 2017, options for 1,152,000 and 1,649,000 weighted average shares, respectively, are excluded from the diluted EPS calculations because they are anti-dilutive. For the three and nine months ended June 30, 2016, options for 1,840,000 weighted average shares were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could be dilutive in the future.

The following table outlines basic and diluted EPS:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Basic Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$3,287	$(1,209)	$1,812	$(6,722)
Weighted Average Shares Outstanding:
Common stock	13,242	13,173	13,203	13,165
Basic income (loss) per share attributable to Amtech shareholders	$0.25	$(0.09)	$0.14	$(0.51)
Diluted Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$3,287	$(1,209)	$1,812	$(6,722)
Weighted Average Shares Outstanding:
Common stock	13,242	13,173	13,203	13,165
Common stock equivalents (1)	156	—	85	—
Diluted shares	13,398	13,173	13,288	13,165
Diluted income (loss) per share attributable to Amtech shareholders	$0.25	$(0.09)	$0.14	$(0.51)

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

4. Stockholders’ Equity

Shareholder Rights Plan – On December 15, 2008, Amtech and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amended and restated the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of our Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of our outstanding Common Shares, par value $0.01 per share (“Common Shares”). As amended, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The Rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of our common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of our common stock.  The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.
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

Semiconductor – In our Semiconductor segment, we design, manufacture, sell and service thermal processing equipment and related controls and parts for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Polishing – In our Polishing segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

Information concerning our business segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net Revenues:
Solar *	$28,981	$19,001	$56,960	$38,346
Semiconductor	15,951	12,200	45,097	33,406
Polishing	2,828	2,141	7,782	6,147
	$47,760	$33,342	$109,839	$77,899
Operating income (loss):
Solar *	$2,991	$(402)	$90	$(4,532)
Semiconductor	2,250	1,056	6,013	777
Polishing	738	343	1,705	899
Non-segment related	(2,008)	(1,599)	(5,420)	(5,281)
	$3,971	$(602)	$2,388	$(8,137)

* The revenue and operating income of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Identifiable Assets:
Solar	$69,935	$42,962
Semiconductor	56,208	51,985
Polishing	4,510	4,819
Non-segment related	17,786	18,664
	$148,439	$118,430

6. Major Customers and Foreign Sales

During the nine months ended June 30, 2017, two customers individually represented 18% and 11% of our net revenues. No other customer represented greater than 10% of net revenues. During the nine months ended June 30, 2016, one customer represented 14% of our net revenues.

We have operations in The Netherlands, United States, France, and China. Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2017	2016
United States	13%	20%
Other	1%	2%
Total North America	14%	22%
China	43%	24%
Malaysia	11%	22%
Taiwan	10%	13%
Other	8%	6%
Total Asia	72%	65%
Germany	5%	2%
Other	9%	11%
Total Europe	14%	13%
	100%	100%

7. Long-Term Debt

We hold debt in the form of a mortgage note secured by our real property in Billerica, Massachusetts that has a remaining balance of $6.3 million as of June 30, 2017. The debt has an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points. The maturity date of the debt is September 26, 2023.

SoLayTec B.V. (“SoLayTec”), a division of our Solar segment, holds long-term debt with a remaining balance of $4.2 million. During the nine months ended June 30, 2017, SoLayTec borrowed approximately $0.4 million. The debt has interest rates ranging from 4.5% to 12.5% and maturity dates ranging from fiscal 2017 to fiscal 2021. See Note 11 for details on subsequent events related to outstanding SoLayTec loans payable.

8. Commitments and Contingencies

Purchase Obligations – As of June 30, 2017, we had unrecorded purchase obligations in the amount of $44.5 million compared to $11.3 million as of September 30, 2016. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less if any agreements are renegotiated, canceled or terminated.

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

EPA Accrual – As a result of the BTU acquisition, we assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016. In accordance with the agreement, we established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for our proportional liability.

Legal Proceedings – The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. We do not believe that any matters or proceedings presently pending will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As previously disclosed in our filings with the SEC, shortly after we entered into the merger agreement with BTU, two separate putative stockholder class action complaints (together, the “Stockholder Actions”) were filed in the Court of Chancery of the State of Delaware (the “Delaware Court”). The first was filed on November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board of directors, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU’s stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.

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

9. Investments

Our long-term investment consists of a 15% interest in Kingstone Technology Hong Kong Limited (“Kingstone”). We recognize our portion of net income or losses on a one-quarter lag. The carrying value of the equity method investment in Kingstone was $2.8 million and $3.0 million as of June 30, 2017 and September 30, 2016, respectively. For the three and nine months ended June 30, 2017 we recognized investment loss of $0.1 million and $0.2 million, respectively. For the three and nine months ended June 30, 2016, we recognized investment loss of $0.4 million and investment income of $0.2 million, respectively.

10. Related Party Transactions

As of June 30, 2017, SoLayTec has borrowed approximately $1.8 million from its shareholder, TNO Technostarters B.V. The loans have varying interest rates from 9.5% to 12.5% and mature in 2021. See Note 11 for details on subsequent events related to outstanding SoLayTec loans payable.

11. Subsequent Event

On July 31, 2017, Tempress entered into an Exit Agreement (the “Agreement”) with the two minority owners of SoLayTec (“Minority Owners”) to acquire their shares of SoLayTec, resulting in Tempress becoming the sole owner of SoLayTec. The terms of the Agreement, which is effective as of July 1, 2017, state that the Minority Owners will sell all of their SoLayTec shares to Tempress for a nominal fee and waive all right to future repayment of principal and interest on loans payable to the Minority Owners. As a result of the effectiveness of the Agreement, SoLayTec will have no further liability under the loans. The principal balance of these loans at June 30, 2017 is approximately $2.3 million, which management expects to record as a capital contribution, with no impact on the Consolidated Statement of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report, or made by management of Amtech Systems, Inc. and its subsidiaries (“Company”, “Amtech”, “we” or “our”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.
You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Form 10-K, as amended, that we filed with the Securities and Exchange Commission for the year-ended September 30, 2016 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Risk Factors” in the Form 10-K, as amended, and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenue	100%	100%	100%	100%
Cost of sales	68%	71%	71%	72%
Gross margin	32%	29%	29%	28%
Selling, general and administrative	21%	26%	23%	30%
Research, development and engineering	3%	5%	4%	8%
Operating income (loss)	8%	(2)%	2%	(10)%
Gain on sale of other assets	0%	0%	0%	3%
Income (loss) from equity method investment	0%	(1)%	0%	0%
Interest expense and other income, net	0%	(1)%	0%	0%
Income (loss) before income taxes	8%	(4)%	2%	(7)%
Income taxes provision	2%	0%	1%	3%
Net income (loss)	6%	(4)%	1%	(10)%
Add: net loss attributable to noncontrolling interest	1%	0%	1%	1%
Net income (loss) attributable to Amtech Systems, Inc.	7%	(4)%	2%	(9)%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of equipment, with the exception of products using new technology, for which revenue is recognized upon customer acceptance. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity or ratably over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue and operating income can be significantly impacted by the timing of system shipments, and recognition of revenue based on customer acceptances. The revenue of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and microelectromechanical (“MEMS”) industries, comprising less than 25% of the Solar segment revenue.

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2017	2016	Incr (Decr)	% Change	2017	2016	Incr (Decr)	% Change
	(dollars in thousands)
Solar	$28,981	$19,001	$9,980	53%	$56,960	$38,346	$18,614	49%
Semiconductor	15,951	12,200	3,751	31%	45,097	33,406	11,691	35%
Polishing	2,828	2,141	687	32%	7,782	6,147	1,635	27%
Total net revenue	$47,760	$33,342	$14,418	43%	$109,839	$77,899	$31,940	41%

Net revenue for the quarters ended June 30, 2017 and 2016 was $47.8 million and $33.3 million, respectively, an increase of $14.4 million or 43%. Revenue from the solar segment increased 53% compared to the prior year quarter due primarily to shipments relating to the large turn-key order, previously announced on January 24, 2017, slightly offset by lower sales of our ALD equipment. The turn-key order shipments in the third quarter of fiscal 2017 included a higher mix of our PECVD equipment compared to the third quarter of fiscal 2016. Also contributing to the increase was a lower net deferral of revenue in the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. Revenue from the semiconductor segment increased 31% compared to the prior year quarter due primarily to strong customer demand for our thermal processing systems and diffusion furnaces. Revenue from the polishing segment increased 32% compared to the prior year quarter due primarily to increased sales of polishing templates and equipment.

Net revenue for the nine months ended June 30, 2017 and 2016 was $109.8 million and $77.9 million, respectively, an increase of $31.9 million or 41%. Revenue from the solar segment increased 49% compared to the first nine months of 2016 due primarily to increases in shipments of our solar equipment, which includes a higher mix of our PECVD equipment, and includes shipments relating to the large turn-key order, previously announced on January 24, 2017. The increase was partially offset by a net deferral of revenue in the first nine months of fiscal 2017 compared to net recognition of previously-deferred revenue in the first nine months of fiscal 2016. Revenue from the semiconductor segment increased 35% compared to the first nine months of 2016 for the same reasons discussed above. Revenue from the polishing segment increased 27% compared to the first nine months of 2016 primarily due to increased sales as discussed above.

Backlog and Orders

Our order backlog as of June 30, 2017 and 2016 was $125.7 million and $63.8 million, respectively, an increase of $61.9 million or 97%. Our backlog as of June 30, 2017 includes approximately $98.2 million of orders and deferred revenue from our solar industry customers, compared to $45.3 million at June 30, 2016. New orders booked in the quarter ended June 30, 2017 were $79.9 million ($54.2 million solar) compared to $30.0 million ($13.2 million solar) of customer orders in the quarter ended June 30, 2016. The backlog of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment backlog.

As of June 30, 2017, one customer individually accounted for 53% of our backlog, primarily related to the n-type bi-facial turnkey order discussed in the January 24, 2017 order announcement as well as the follow-on turnkey order announced in April 2017. The large turnkey order announced in January 2017 (“Phase I”) began shipping in the third quarter of this fiscal year, with continued shipments in the fourth quarter of this fiscal year. A meaningful portion of the revenue from Phase I will be recognized upon installation and acceptance, which is expected in fiscal 2018. The large follow-on turnkey order announced in April 2017 (“Phase II”) is also included in the backlog as of June 30, 2017 and is expected to ship in the first half of fiscal 2018, with a deferral of revenue similar to Phase I. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2017	Gross Margin	2016	Gross Margin	Incr (Decr)	2017	Gross Margin	2016	Gross Margin	Incr (Decr)

Solar	$7,948	27%	$4,241	22%	$3,707	$11,506	20%	$7,409	19%	$4,097
Semiconductor	6,428	40%	4,764	39%	1,664	18,151	40%	12,388	37%	5,763
Polishing	1,126	40%	626	29%	500	2,683	34%	1,790	29%	893
Total gross profit	$15,502	32%	$9,631	29%	$5,871	$32,340	29%	$21,587	28%	$10,753

Gross profit for the three months ended June 30, 2017 and 2016 was $15.5 million (32% of net revenue) and $9.6 million (29% of net revenue), respectively, an increase of $5.9 million. Gross margin on products from our solar segment increased compared to the three months ended June 30, 2016, due primarily to higher sales volumes and product mix, slightly offset by less usage of previously reserved inventory during the third quarter of fiscal 2017. Gross margin on products from our semiconductor segment increased slightly due to higher sales volumes, offset by a lower margin product mix. Gross profit and gross margin on products from our polishing segment increased, primarily due to higher sales of higher margin products. For the three months ended June 30, 2017, we deferred gross profit of $0.2 million. For the three months ended June 30, 2016, we deferred gross profit of $0.6 million. Deferred commissions are included in selling, general and administrative expenses (“SG&A”).

Gross profit for the nine months ended June 30, 2017 and 2016 was $32.3 million (29% of net revenue) and $21.6 million (28% of net revenue), respectively, an increase of $10.8 million. Gross margin on products from our solar segment increased compared to the first nine months of fiscal 2016, due primarily to higher sales volumes, offset by a net deferral of profit compared to a net recognition of previously deferred profit, and less usage of previously reserved inventory. In the semiconductor segment, gross profit and gross margin increased primarily due to higher sales volumes, improved product mix, and higher capacity utilization. Gross profit and margin on products from our polishing segment increased primarily due to higher sales volumes and improved product mix. For the nine months ended June 30, 2017, we deferred gross profit of $1.0 million. For the nine months ended June 30, 2016, we recognized previously-deferred gross profit of $0.8 million. Deferred commissions are included in SG&A.

Selling, General and Administrative

SG&A consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal, accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2017 and 2016 were $10.1 million and $8.7 million, respectively. SG&A increased compared to the prior year quarter due primarily to higher commissions, severance and other employee-related expenses.

SG&A expenses for the nine months ended June 30, 2017 and 2016 were $25.4 million and $23.7 million, respectively. Compared to the nine months ended June 30, 2016, the increase in SG&A, primarily due to higher commissions related to higher revenues, was partially offset by the collection of previously reserved accounts receivable of approximately $1.0 million.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017	2016	Incr. (Decr.)	% Change	2017	2016	Incr. (Decr.)	% Change
	(dollars in thousands)
Research, development and engineering	$1,774	$2,078	$(304)	(15)%	$5,547	$7,217	$(1,670)	(23)%
Grants earned	(351)	(510)	$159	(31)%	(961)	(1,202)	$241	(20)%
Net research, development and engineering	$1,423	$1,568	$(145)	(9)%	$4,586	$6,015	$(1,429)	(24)%

RD&E expense, net of grants earned, for the three months ended June 30, 2017, decreased $0.1 million compared to the three months ended June 30, 2016, due primarily to the completion of a grant project in a prior quarter. RD&E expense, net of grants earned, for the nine months ended June 30, 2017, decreased $1.4 million compared to the nine months ended June 30, 2016, due primarily to reduced spending on RD&E at our solar segment and the completion of a grant project in a prior quarter.

Gain on Sale of Other Assets

For the nine months ended June 30, 2016, we recognized a gain of $2.6 million on the receipt of sale of our exclusive sales and service rights in the Kingstone Hong Kong Limited (“Kingstone”) solar ion implant equipment, with no comparable items in the fiscal 2017 period.

Income (Loss) from Equity Method Investment

For the three and nine months ended June 30, 2017 we recognized investment loss of $0.1 million and $0.2 million, respectively, related to our 15% equity investment in Kingstone. For the three and nine months ended June 30, 2016, we recognized investment loss of $0.4 million and investment income of $0.2 million, respectively.

Income Taxes

For the three and nine months ended June 30, 2017 we recorded income tax expense of $1.0 million and $1.3 million, respectively. For the three and nine months ended June 30, 2016 we recorded income tax expense of $0.1 million and $2.0 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately. The gain on the Kingstone transaction, described above, was treated as a discrete item and accounted for $1.7 million of the tax expense in the 2016 second fiscal quarter, with the tax calculated utilizing the effective tax rate and other discrete items nearly offsetting each other.

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

For the quarter ending June 30, 2017, we determined that a portion of the deferred tax asset previously covered by the valuation allowance would be realized in the current tax period. We have realized the value of the asset, $1.4 million, as a discrete item in the quarter.

Liquidity and Capital Resources

At June 30, 2017 and September 30, 2016, cash and cash equivalents were $39.2 million and $27.7 million, respectively, an increase of $11.5 million between periods. Restricted cash increased by $3.8 million to $4.7 million at June 30, 2017 from $0.9 million at September 30, 2016. Our working capital was $50.3 million as of June 30, 2017 and $44.9 million as of September 30, 2016.

The increase in cash during the first nine months of fiscal 2017 of $11.5 million was primarily due to the significant customer deposits received in by our Solar segment related to Phase I and Phase II of the large turnkey project. The increased cash is facilitating the fulfillment of those orders. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations and in RMB in our Chinese operations; therefore, changes in the exchange rate have an impact on our cash balances. Restricted cash increased due to an increase in customer deposits requiring bank guarantees collateralized by cash. Our ratio of current assets to current liabilities was 1.8:1 as of June 30, 2017, and 2.2:1 as of September 30, 2016. We have never paid dividends on our common stock.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, long-term debt and customer deposits. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by our operating activities was $10.9 million for the nine months ended June 30, 2017, compared to $9.6 million used in operations for the nine months ended June 30, 2016, a $20.6 million improvement in cash flow from operations. During the nine months ended June 30, 2017, cash was primarily generated through net income adjusted for non-cash items of $3.8 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were partially offset by an increase in restricted cash, an increase in accounts receivable due to the high volumes of shipments during the quarter, and advances made to to vendors. During the nine months ended June 30, 2016, net loss adjusted for non-cash items resulted in the use of $7.0 million, which was partially offset by $5.5 million provided by increases in accounts payable and accrued liabilities, offset by $8.3 million used in accounts receivable and inventories.

 Cash Flows from Investing Activities

Our investing activities for the nine months ended June 30, 2017 and 2016 included purchases of property, plant and equipment of approximately $0.4 million in both periods. Additionally, in the nine months ended June 30, 2016, we received cash of $7.0 million from the partial sale of our equity interest in Kingstone and $4.9 million from the sale of the related sales and service rights.

Cash Flows from Financing Activities

For the nine months ended June 30, 2017, $0.8 million of cash provided by financing activities was primarily comprised of $0.9 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.5 million, net of borrowings of $0.4 million. For the nine months ended June 30, 2016, $0.6 million of cash provided by financing activities was primarily related to borrowings of long-term debt of $1.1 million, net of payments of $0.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2017, Amtech had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Unrecorded purchase obligations were $44.5 million as of June 30, 2017, compared to $11.3 million as of September 30, 2016, an increase of $33.2 million due primarily to the large solar orders received in 2017. Approximately $7.6 million of the June 30, 2017 obligation has been prepaid in the form of advances to vendors.

During the nine months ended June 30, 2017, SoLayTec B.V. borrowed an additional $0.4 million. As of June 30, 2017, the SoLayTec debt has a remaining balance of $4.2 million, with interest capitalized per the agreement bearing interest at rates ranging from 4.5% to 12.5% and maturity dates ranging from fiscal 2017 to fiscal 2021. For discussion of subsequent events related to SoLayTec’s debt, see “Part I, Item 1: Financial Information” under “Note 11. Subsequent Event.”

Refer to Amtech’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2016, for additional information on our other contractual obligations.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2016 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2017.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Part I, Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements.”

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

During fiscal 2016 and in the first nine months of fiscal 2017, we did not hold any stand-alone or separate derivative instruments. We incurred net foreign currency transaction losses of less than $0.1 million during both the nine month periods ended June 30, 2017 and 2016.

We incurred a foreign currency translation gain of $0.1 million and a loss of $0.2 million during the nine months ended June 30, 2017 and 2016, respectively, a type of other comprehensive income (loss), which is a direct adjustment to stockholders’ equity. Our net investment in and advances to our foreign operations totaled $52.3 million as of June 30, 2017. A 10% change in the value of the foreign currencies relative to the U.S. dollar would cause approximately $5.0 million of other comprehensive income (loss).

As of June 30, 2017, sales commitments denominated in a currency other than the functional currency of our transacting operation totaled approximately $15.5 million. Our lead-times to fulfill these commitments generally range between 13 and 26 weeks. A 10% change in the relevant exchange rates between the time the order was taken and the time of shipment cause our gross profit on such orders to be $1.6 million greater or less than expected on the date the order was taken.

As of June 30, 2017, purchase commitments denominated in a currency other than the functional currency of our transacting operation totaled $6.2 million. A 10% change in the relevant exchange rates between the time the purchase order was placed and the time the order is received would not cause our cost of such items to be significantly greater or less than expected on the date the purchase order was placed.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech’s internal control over financial reporting during the nine months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. The Company does not believe that any matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity. As previously disclosed in the Company’s filings with the SEC, shortly after the Company entered into the merger agreement with BTU, two separate putative stockholder class action complaints (together, the “Stockholder Actions”) were filed in the Court of Chancery of the State of Delaware (the “Delaware Court”). The first was filed on November 4, 2014 and the second on November 17, 2014, on behalf of BTU’s public stockholders, against BTU, members of the BTU board of directors, Amtech and the special purpose merger subsidiary. The Stockholder Actions were consolidated on December 4, 2014. The complaints generally alleged that, in connection with entering into the merger agreement, the BTU board of directors breached certain fiduciary duties owed to BTU’s stockholders. The complaints sought various forms of declaratory and injunctive relief, as well as compensatory damages.

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

In addition to the risk factors below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2016.

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

     AMTECH SYSTEMS, INC.

By	/s/ Robert T. Hass	Dated:	August 9, 2017
Robert T. Hass
Vice President – Finance and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)