Form 10-K/A
period 2017-09-30
AMTECH SYSTEMS INC
filed 2018-01-26
CIK 720500

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

     As of January 19, 2018, the registrant had outstanding 14,894,129 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (this "Amendment" or "Form 10-K/A"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 20, 2017 ("original 10-K"). We are filing this Amendment to include the information required by Part III of Form 10-K, as we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2017.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Items 10 through 14 of Part III of the original 10-K have been amended and restated in their entirety and (ii) Item 15 of Part IV and the Exhibit Index of the original 10-K have been amended to add additional certifications by our principal executive officer and principal financial officer. In addition, this Amendment amends the original 10-K to (i) delete the references in the original 10-K to the incorporation by reference of the definitive proxy statement for our 2018 annual meeting of shareholders and (ii) to update the number of outstanding shares of common stock.
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

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth information regarding the executive officers and directors of Amtech as of the date of this filing. The subsequent paragraphs contain biographical data for each executive officer and director.

Name	Age	Position with the Company
Jong S. Whang	72	Executive Chairman and Director
Fokko Pentinga	63	President, Chief Executive Officer and Director
Robert T. Hass	67	Vice President – Chief Financial Officer, Treasurer and Secretary
Paul J. van der Wansem	78	Director
Robert M. Averick	51	Director
Michael Garnreiter	65	Director
Robert F. King	84	Director
Sukesh Mohan	51	Director
Michael Whang	46	Vice President of Operations
Lisa Gibbs	43	Vice President and Chief Accounting Officer

Jong S. Whang has been a Director since our inception in 1981, and Mr. Whang is one of our founders. Mr. Whang served as our Chief Executive Officer since our inception until January 2012, when Mr. Pentinga was promoted to that position. Since January 2012, Mr. Whang has served as our Executive Chairman and Chairman of the Board. In addition, Mr. Whang previously served as our President until March 2010, when Mr. Pentinga was promoted to that position. Mr. Whang’s responsibilities include establishing the strategic vision for Amtech and assisting in the marketing effort for our solar and semiconductor equipment business and business opportunities in those industries. He has over 40 years of experience in the solar and semiconductor industries, including time spent in both processing and manufacturing of equipment systems. Mr. Whang brings extensive senior management experience and knowledge of our Company and the markets we serve to the Board of Directors. The Board of Directors believes Mr. Whang is also uniquely positioned to provide the Board of Directors with in-depth and timely information about Company operations and with insight as to his strategic vision for the Company. Mr. Whang is the father of Michael Whang, Amtech’s Vice President of Operations.

Fokko Pentinga has been our Chief Executive Officer since January 2012 and our President since March 2010. From December 2008 until his promotion to President in March 2010, Mr. Pentinga served as Managing Director of Amtech Europe, which was comprised of our two European subsidiaries at that time, Tempress Systems (“Tempress”) in Vaassen, the Netherlands, and R2D Automation (“R2D”) near Montpellier, France. During that time, Mr. Pentinga also served as General Manager of Tempress (a position he held for 15 years) and President of R2D (a position he held for two years). Mr. Pentinga has over 30 years of experience in the semiconductor and solar industries. The Board of Directors benefits significantly from Mr. Pentinga’s participation due to his extensive experience with the Company and in the markets we serve.

Robert T. Hass has been our Chief Financial Officer since November 2016 and, prior to that, served as Interim Chief Financial Officer since April 2016. Mr. Hass previously served as our Chief Financial Officer from June 1992 to April 2006, Chief Accounting Officer from April 2006 to June 2013 and as a director from February 1996 to March 2006. Since July 2013, he has served as our Vice President. Prior to joining Amtech, Mr. Hass held various senior management roles in finance. From 1977 to 1984, he served in various capacities including Vice President, Chief Financial Officer and Treasurer of Altamil Corporation, then a public diversified manufacturing company. From 1972 to 1977, he was an auditor with Ernst & Ernst, now known as Ernst & Young. He has a Bachelor of Science degree in Accounting from Indiana University.

Paul J. van der Wansem has been a Director since the consummation of Amtech’s merger with BTU International, Inc. (“BTU”) in January 2015 (the “BTU Merger Closing”). Mr. van der Wansem served on our Management Executive Committee following the BTU Merger Closing until January 2016. Since February 2016, Mr. van der Wansem has served as a consultant to the Company, and it is intended that he will serve in such capacity for the period of two years. Prior to joining Amtech, Mr. van der Wansem served as President and Chief Executive Officer of BTU from 1979 to 2002. He returned to these positions in October 2004 and served until the BTU Merger Closing. Mr. van der Wansem also served as Chairman of the Board of Directors of BTU from 1979 until the BTU Merger Closing. Prior to joining BTU, Mr. van der Wansem served as Vice President of Holec, N.V., a Dutch electronics company, President of Holec, USA, Management Consultant for the Boston Consulting Group and as Adjunct Director of First National City Bank Amsterdam/New York. Mr. van der Wansem’s many years of operational and strategic management experience in a global environment, including his 35 years as BTU’s Chief Executive Officer, are a valuable asset to the Management Executive Committee, the Technology Strategy Committee and the Board of Directors. Mr. van der Wansem has indicated he will not stand for re-election at the next annual meeting of shareholders (see Form 8-K filed with the Securities and Exchange Commission on January 18, 2018).

Robert M. Averick has been a Director since January 2016. Mr. Averick has over 15 years of experience as a small-capitalization, value-driven public equity portfolio manager. His previous work experience includes positions of increasing responsibility within structured finance, strategic planning and consulting. Mr. Averick received an undergraduate degree in Economics from The University of Virginia and a Masters in Business Administration in Finance from The University of Pennsylvania, The Wharton School of Business. Mr. Averick and certain entities to which his employer provides investment management services currently own in excess of 16% of Amtech’s outstanding shares. He previously served on our Board during 2005 and 2006. Mr. Averick serves as a member of our Audit, Compensation and Stock Option, and Technology Strategy Committees. Mr. Averick’s experience in finance and strategy planning allows him to provide valuable advice to the Board of Directors and the Committees on which he serves.

Michael Garnreiter has been a Director since February 2007. He is the Chairman of our Audit and Nominating and Governance Committees, and serves as a member of our Compensation and Stock Option and Technology Strategy Committees. Mr. Garnreiter is our designated financial expert on the Audit Committee. He retired in December 2015 as Vice President of Finance and Treasurer of Shamrock Foods, a privately-held manufacturer and distributor of foods and food-related products. From January 2010 until August 2012, Mr. Garnreiter was a managing director of Fenix Financial Forensics, a Phoenix-based litigation and financial consulting firm. From August 2006 until January 2010, he was a managing member of Rising Sun Restaurant Group LLC, and, from December 2008 until December 2009, he was president of New Era Restaurants, LLC, both of which are privately-held restaurant operating companies. From 2002 to 2006, Mr. Garnreiter was CFO of Main Street Restaurant Group, a publicly-traded restaurant operating company, and from 1976 to 2002, he was a senior audit partner of Arthur Andersen LLP. Mr. Garnreiter serves on the boards of directors of Axon Enterprise, Inc. (as Chairman), a manufacturer of non-lethal protection devices, Knight-Swift Transportation Holdings Inc., a nationwide truckload transportation company, and Banner Health, a multi-state health care delivery system. He graduated from California State University Long Beach with a Bachelor of Science in Accounting and Business Administration. Mr. Garnreiter is a Certified Public Accountant and Certified Fraud Examiner. Mr. Garnreiter’s financial background and expertise allows him to provide valuable advice to the Board of Directors.

Robert F. King has been a Director since May 2003. Since 1989, Mr. King has been President of King Associates, which provides consulting services to equipment companies serving the solar, semiconductor and flat-panel display industries. From 1968 to 1988, Mr. King was employed at Varian Associates, where he served in various marketing positions, including Vice President of Marketing for the Semiconductor Equipment Division. Mr. King also served on the Board of Directors of Varian’s joint venture semiconductor equipment companies located in Korea and Japan. Mr. King has significant experience in advising companies in the solar and semiconductor industries, which allows him to advise the Board with respect to our overall business. Mr. King serves as Chairman of our Compensation and Stock Option Committee and also provides the Board with technical and financial advice as a member of our Audit, Nominating and Governance, and Technology Strategy Committees.

Sukesh Mohan has been a Director since April 2015. He is currently Vice President and Co-Founder of El Camino Technologies, LLC, a software services company that manages online content for leading internet companies. Prior to this, Mr. Mohan was Director of Product Management, Etch Products Division, of Applied Materials, Inc. (“Applied”), a global leader in semiconductor and solar equipment. He held various product management and marketing positions at Applied from 1995 to 2009. From 1989 to 1995, Mr. Mohan was the International Marketing Manager for Amtech, responsible for market development in Asia and India. He received his MBA from the University of Pittsburgh and graduated from the Indian Institute of Technology with a Bachelor of Technology. Mr. Mohan’s experience will allow him to advise the Board of Directors with respect to strategic direction, product roadmaps and business development. Mr. Mohan serves as Chairman of our Technology and Strategy Committee and also serves as a member of our Audit and Compensation and Stock Option Committees.
Michael Whang joined the Company in April 2004 as Director of Information Technology and Risk Management. In May 2016, Michael Whang was promoted to Chief Risk Officer and Chief Information Officer. His responsibilities at Amtech included roles in corporate strategy and operations, compliance, and M&A due diligence and post-acquisition activity, culminating in operational oversight of the USA Operations. He was promoted to Vice President of Operations on January 4, 2018. Prior to joining Amtech, Michael Whang served in various information technology management roles at several technology corporations. Michael Whang is the son of Jong S. Whang, Amtech's founder and Executive Chairman.
Lisa Gibbs joined Amtech in September 2016 as Corporate Controller and was promoted to Vice President and Chief Accounting Officer on January 4, 2018. Prior to joining Amtech, Ms. Gibbs was a partner in a private consulting firm where she assisted clients with a variety of accounting and finance needs. From 2002 to 2014, Ms. Gibbs was the Vice President of Internal Audit for Insight Enterprises, Inc, a Fortune 500 publicly-traded information technology company. Ms. Gibbs began her career in public accounting with Arthur Andersen LLP. She is a Certified Public Accountant in the State of Arizona.
Family Relationships
Mr. Jong S. Whang, our Executive Chairman and Founder, is the father of Mr. Michael Whang, our Vice President of Operations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding Common Stock, to file certain reports of ownership with the SEC within specified time periods. Such officers, directors and shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of such forms received by us during the fiscal year ended September 30, 2017, or written representations from certain reporting persons, we believe that between October 1, 2016 and September 30, 2017, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that Mr. Hass filed a late Form 4 on November 18, 2016 reflecting his grant of options related to his appointment as Chief Financial Officer.
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

Audit Committee
Amtech has a standing Audit Committee, composed of four directors: Mr. Garnreiter (chairman), Mr. Averick, Mr. King, and Mr. Mohan. The Board has determined that, based on the definition under the listing rules of the NASDAQ Stock Market and SEC rules, these directors are independent from management and free of any relationship that would interfere with their exercise of independent judgment as members of the Audit Committee. In addition, each member of the Audit Committee is financially literate, and one Audit Committee member, Mr. Garnreiter, has financial expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert.”
ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by the three executive officers whose compensation is disclosed in the compensation tables following this discussion. We refer to these executive officers as “named executive officers” or “NEOs.” Our named executive officers during fiscal year 2017 were:

•	Jong S. Whang Executive Chairman

•	Fokko Pentinga President and Chief Executive Officer

•	Robert T. Hass Vice President and Chief Financial Officer

The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. In addition, we address the compensation paid or awarded during fiscal 2017 to our named executive officers.
Executive Summary
Recap of Fiscal Year 2017
We believe that the compensation of our named executive officers should facilitate the achievement of annual corporate goals as well as the performance of long-term business objectives. Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has experienced a structural imbalance between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations.  In fiscal 2017 we secured large orders for the first two phases of a multi-phase turnkey project from a new solar cell manufacturer in China. Shipment of Phase I of the turnkey order and strong shipments of semiconductor products led to strong financial results for fiscal 2017. For solar equipment orders that are not part of turnkey projects, we compete with Chinese equipment manufacturers that offer lower prices coupled with liberal payment terms. We are finding it more difficult to participate in the capacity expansions of those Chinese companies that already have significant experience with all facets of producing solar cells and at least some prior experience working with the local equipment vendors.
For fiscal 2017, we believe our executive compensation programs delivered payouts commensurate with our results of operations and overall Company performance in that we had increased revenue and profits compared to fiscal 2016; however, we continued to experience challenges in our non-turnkey solar equipment business. We also believe that for fiscal 2017, our executive compensation programs delivered payouts commensurate with individual roles and responsibilities and individual experience and skills.

It is the responsibility of the Compensation and Stock Option Committee (“Compensation and Stock Option Committee” or “Compensation Committee”) of our Board to administer our compensation practices to ensure that they are competitive and include incentives which are designed to appropriately drive corporate performance. Our Compensation and Stock Option Committee reviews and approves all of our compensation policies, relating to our named executive officers’ salaries, bonuses and equity incentive compensation.
In November 2015, the Compensation and Stock Option Committee engaged the services of Pearl Meyer, an independent compensation consulting firm, to perform a competitive analysis of the compensation of our named executive officers. We did not engage a compensation consultant for fiscal 2017; however, we considered the methodology and results of the November 2015 analysis when reviewing and approving all compensation policies for fiscal 2017 relating to the named executive officers.
Based on a comprehensive review of Amtech’s compensation compared to our peer group companies with similar annual revenues in the November 2015 analysis, Pearl Meyer determined that Amtech’s actual direct compensation, which includes base salary, short-term incentives and long-term incentives, was below the 25th percentile of our peer group companies. Base salary was 14% below the 25th percentile of our peer companies, while long-term incentive was 9% below the 25th percentile of our peers. Total direct compensation was 23% below the 25th percentile of our peers. The peer group was composed of the following companies:
Electro Scientific Industries Inc.
Axcelis Technologies Inc.
Cascade Microtech Inc.
Cohu, Inc.
CVD Equipment Corporation
FormFactor Inc.
inTEST Corp.
Mattson Technology Inc.
Nanometrics Incorporated
Ultratech, Inc.
Xcerra Corporation
Intevac Inc.

For fiscal 2017 executive compensation, our Compensation and Stock Option Committee considered the findings from the Pearl Meyer review, our operating results for fiscal 2016, and our strategic challenges in our non-turnkey solar equipment business. Based upon these considerations, the consensus of the Compensation and Stock Option Committee was to maintain base salaries at the fiscal 2016 levels, cash incentive bonus payments were awarded under our non-equity incentive bonus plan commensurate with the Company’s performance. However, no equity grants were awarded for fiscal 2017 because the Committee determined that each of the executive officers still had a significant number of incentive stock options that should continue to motivate them.
At our 2017 Annual Meeting of Shareholders, we held a non-binding advisory vote on the compensation of our NEOs, commonly known as a say-on-pay vote. Our shareholders approved the say-on-pay resolution by a favorable vote of approximately 88% of the votes cast, including abstentions. Based upon our review of our compensation policies and based upon the results of the say-on-pay vote, we decided to generally retain our current approach to executive compensation with some changes to the cash bonus plan for fiscal 2018 to align the metrics to our most important strategic goals.
Based upon a separate advisory vote at the 2012 Annual Meeting of Shareholders on the frequency of the say-on-pay vote, shareholders indicated their preference for an annual advisory vote on the compensation of our NEOs. Taking into account the shareholders’ vote, the Board determined that we will conduct a non-binding advisory vote to approve the compensation of our NEOs on an annual basis. Therefore, a shareholder advisory vote on executive compensation will be held at the 2018 Annual Meeting of Shareholders. Also at the 2018 Annual Meeting of Shareholders, we will hold an additional advisory vote to reassess the frequency of the say-on-pay vote, as such vote on the frequency of the say-on-pay vote is required every sixth calendar year.

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
Our Compensation and Stock Option Committee may delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by our Compensation and Stock Option Committee. Our Compensation and Stock Option Committee has the authority to retain consultants and other advisors to assist with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors. As noted above, in November 2015, the Compensation and Stock Option Committee engaged the services of Pearl Meyer, an independent compensation consulting firm, to perform a competitive analysis of the compensation of our named executive officers. For fiscal 2017, we continued to take into consideration the results of Pearl Meyer’s November 2015 analysis when reviewing and approving all compensation policies for fiscal 2017 relating to the named executive officers.
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
Elements of Our Executive Compensation Programs
Our executive compensation package for the fiscal year ended September 30, 2017 consisted of three main components: base salary, incentive cash bonuses and equity incentives. The consensus of the Committee was that it is important that the interests of our named executive officers are aligned with those of our shareholders; therefore, equity incentive compensation, in the form of stock options and restricted stock grants, typically constitutes a significant portion of our total executive compensation. In determining compensation levels, our Compensation and Stock Option Committee granted to our executives in fiscal 2017 significant cash bonuses under our non-equity incentive bonus plan to recognize the performance of the Company and individual NEOs. As indicated in the “Outstanding Equity Awards at Fiscal Year End” table below, as of September 30, 2017, Messrs. Whang, Pentinga and Hass held equity grants of 219,167, 282,917 and 49,384 stock options, respectively, and it was the consensus of the Committee that the potential increase in the value of those stock options provides the long-term incentives to motivate future performance aligned with shareholders’ interests.
Within the context of the overall objectives of our compensation programs, the Compensation and Stock Option Committee determined the specific amounts of compensation to be paid to each of our executives in fiscal year 2017 based on a number of factors including:
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
Annual Cash Compensation
Base Compensation
Our Compensation and Stock Option Committee’s approach is to offer our executives salaries competitive with those of other executives in the industry in which we operate. To that end, they periodically evaluate the competitiveness of base salaries against our peer group based on available information drawn from a variety of sources, including published and proprietary survey data, input and recommendations from independent compensation consultants and our own experience recruiting and retaining executives. Our base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases or decreases reflecting competitive trends, our overall financial performance and the performance of the individual executive. Salaries are adjusted to reflect individual roles and performance and may be adjusted at other times if a change in the scope of the executive’s responsibilities justifies such consideration or in order to maintain salary equity among executive officers. Elements of individual performance that are taken into account with regard to base compensation include individual accomplishments, such as a track record of leadership, implementing new product lines, executing and integrating acquisitions, meeting financial objectives, taking on additional responsibilities, or managing risks and corporate governance, as well as individual contribution to overall company financial performance, such as creating operating efficiencies or implementing policies or transactions that increase shareholder value. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can serve as an effective reward for the executives’ overall performance.
Cash Bonuses
In addition to base salary, our executives are eligible to receive annual cash incentive bonuses comprised of (i) discretionary cash bonuses determined by the Compensation and Stock Option Committee and (ii) bonuses earned under our non-equity incentive bonus plan.
The primary objectives of our discretionary bonuses and non-equity incentive bonus plan are to incentivize superior work, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our shareholders’ and to enable us to attract and retain highly qualified individuals. After the close of each fiscal year, our Compensation and Stock Option Committee reviews our actual financial performance against the incentive bonus plan performance criteria for each named executive officer in determining year-end incentive bonuses, if any. In addition, our Compensation and Stock Option Committee may recommend discretionary bonuses for particular contribution to our goals or where incentive bonuses do not adequately reflect the executive’s contributions during the year due to circumstances beyond the executive’s control.

Under our 2017 non-equity incentive bonus plan, participants can earn a target bonus equal to a specified percentage of their base salary by achieving 100% of pre-defined performance objectives. The participant’s bonus calculation is based upon achieving performance objectives established in each of the following categories: (i) bookings; (ii) revenue; (iii) gross margin; and (iv) operating profit. Objectives established for participants in these categories are equally weighted and may be either at the corporate level, the operating division level or both. In addition, individual performance objectives may be established for certain participants. In order to be eligible for a bonus with respect to any of the above performance categories, the participant must achieve not less than 80% (90% in the case of gross margin) of the applicable performance objective. At these minimum levels, 20% of the bonus for the category is eligible for payment. The bonus calculation percentage with respect to any performance category increases by 4% (8% with respect to gross margin) for each 1% improvement in performance over the minimum level up to 100%, and by 1% (10% with respect to gross margin) for each 1% improvement in performance over 100%, up to a maximum of 150% (200% with respect to gross margin) of the participant’s target bonus.
Mr. Whang’s target bonus for fiscal 2017 was 80% of his base salary, or $160,000; Mr. Pentinga’s target bonus for fiscal 2017 was 75% of his base salary, or $244,200; and Mr. Hass’ target bonus was 55% of his base salary, or $123,750. The bonuses of the named executive officers were calculated solely based upon the performance objectives at the corporate level. If fiscal 2017 performance was equivalent to 80% (90% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $32,000, Mr. Pentinga’s bonus calculation would be $48,840, and Mr. Hass’ bonus calculation would be $24,750. If fiscal 2017 performance was 150% (110% with respect to gross margin) of performance objectives in all corporate performance categories, Mr. Whang’s bonus calculation would be $260,000, Mr. Pentinga’s bonus calculation would be $396,825, and Mr. Hass’ bonus calculation would be $201,094.
Notwithstanding the calculation of any bonus amount under the fiscal 2017 bonus plan, (i) no bonuses would have been payable based on achievement of corporate level objectives if consolidated operating profit was less than 3%; and (ii) all bonus payments were subject to the discretionary approval of our Compensation and Stock Option Committee.
For fiscal 2017, based on the above metrics, 128.5% of the targeted bonuses were earned pursuant to the non-equity incentive bonus plan: Mr. Whang - $205,600; Mr. Pentinga - $260,000; and Mr. Hass - $159,000. Since Mr. Whang took a voluntary pay reduction from $400,000 to $200,000 in November 2015, and target bonuses are calculated using base salaries, our Compensation and Stock Option Committee used its discretion to adjust bonuses to $260,000 for both Mr. Pentinga and Mr. Whang, and Mr. Hass’ bonus remained unchanged at $159,000.

Equity Incentive Compensation
From time to time, we grant stock options and shares of restricted stock in order to provide certain of our executives with a competitive total compensation package and to reward contributions to our long-term success and to the commitment of such executives to the interests of our shareholders. These equity incentive awards are in the form of stock options and restricted stock grants to align the interests of our executives with our shareholders by providing our executives with strong incentives to increase shareholder value. Our Board does not apply a formula in allocating stock options or restricted stock to our named executive officers as a group or to any particular executive. Instead, our Board exercises its judgment and discretion when granting equity incentive awards and considers, among other things, the executive’s past performance and contributions, and the executive’s anticipated future contributions and responsibilities, competitive factors, the non-equity compensation received by the executive and the total number of options and shares of restricted stock previously granted and outstanding.
Our Compensation and Stock Option Committee has discretion to determine the vesting schedule of the stock options and restricted period of the restricted stock granted under our 2007 Employee Stock Incentive Plan, as amended, effective April 9, 2015. The vesting period and restricted period provide added incentive for the executive to continue his or her employment with us and to strive to improve our business performance.
In fiscal 2017, we granted options to purchase a total of 145,000 shares of common stock, of which options to purchase a total of 10,000 shares were granted to one of our named executive officers (Robert T. Hass), representing 7% of all options granted in fiscal 2017. Mr. Hass’ options were granted upon his appointment to Chief Financial Officer from

Interim Chief Financial Officer on November 10, 2016. In fiscal 2017, we granted no other options to purchase common stock to our named executive officers, and there were no grants of shares of restricted stock. The Compensation and Stock Option Committee reviewed company performance and other factors. The consensus of the Committee was that the significant number of previously granted stock options currently held by the executive officers should be considered, and the Committee determined not to award additional equity awards. The number of stock options and shares of restricted stock granted to each executive is set forth in the “Outstanding Equity Awards at Fiscal Year End” table below. In summary, as of September 30, 2017, Messrs. Whang, Pentinga and Hass held equity grants of 219,167, 282,917 and 49,384, respectively. The aggregate grant date fair value (calculated in accordance with FASB ASC Topic 718) with respect to such grants for each individual named executive officer is set forth in the column “Option Awards” and “Stock Awards” in the “Summary Compensation Table.” The exercise price of each stock option granted under our plan is based on the closing price of our common stock on the previous trading day before the grant date.
Benefits
All of our named executive officers are eligible to receive an automobile allowance as well as benefits offered to employees generally, including life, health, disability and dental insurance and to participate our 401(k) plan. Our named executive officers are also eligible to participate in the Mayo Executive Health Plan. In addition, our Chief Executive Officer participates in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that generally covers all our employees in the Netherlands. Consistent with our compensation philosophy, it is our intent to maintain our current benefits for our executive officers. Our Compensation and Stock Option Committee, in its discretion, may revise the named executive officers’ benefits if it deems it advisable.
Severance and Change in Control Arrangements
Our named executive officers have employment agreements that provide various benefits triggered by employment-related actions such as termination without cause, resignation with good reason and/or termination without cause following a change in control. See “Employment Agreement with Executive Chairman,” “Employment Agreement with Chief Executive Officer” and “Employment Agreement with Chief Financial Officer” below for a description of such provisions. Each of the employment agreements has been amended to ensure compliance with Section 409A of the Internal Revenue Code (the “IRC”).
In setting the terms of and determining whether to approve these severance and change in control arrangements, our Compensation and Stock Option Committee or our Board of Directors, as applicable, recognized that executives often face challenges securing new employment following a termination of their existing employment and that distractions created by uncertain job security may have a detrimental impact on their performance. However, none of the benefits provided by the severance and change in control arrangements are triggered by a change in control if our named executive officer’s employment is terminated for cause.
Other Compensatory Arrangements
In connection with the merger with BTU International, Inc. (“BTU”), Paul van der Wansem, BTU’s Chairman, President and Chief Executive Officer, entered into a one-year employment agreement with Amtech, which term commenced on January 31, 2015, the first day after completion of the merger. Mr. van der Wansem’s employment with BTU was terminated immediately following the effective time of the merger. Mr. van der Wansem served as a member of the Management Executive Committee for a one-year term, with an annual salary of $350,000, and was provided with health insurance and other benefits in effect for executives of Amtech including an automobile allowance. He also received a grant of 30,000 options on January 30, 2015, which vest equally over each of the first three anniversaries of the grant date subject to Mr. van der Wansem’s continued service. In addition, Mr. van der Wansem entered into a two-year consulting agreement with Amtech commencing upon expiration of the employment agreement and which provides compensation of $22,083 per month, which expires January 30, 2018. At the effective date of the merger, Amtech also nominated Mr. van der Wansem to its Board of Directors.

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
The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis included above with management and based on such review and discussions the Compensation and Stock Option Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

RESPECTFULLY SUBMITTED, Robert F. King, Chairman Michael Garnreiter Robert M. Averick Sukesh Mohan

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for services rendered to Amtech during the fiscal years ended September 30, 2017, 2016 and 2015 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Jong S. Whang	2017	200,000	54,400	—	205,600	42,214	(4)	502,214
Executive Chairman	2016	268,462	—	151,720	—	39,245	(5)	459,427
and Director	2015	362,769	50,000	304,495	—	34,449	(6)	751,713
Fokko Pentinga	2017	324,719	—	—	260,000	58,599	(7)	643,318
Chief Executive	2016	379,599	—	151,720	—	49,653	(8)	580,972
Officer and Director	2015	342,126	50,000	304,495	—	47,674	(9)	744,295
Robert T. Hass *	2017	231,500	—	27,096	159,000	8,250	(10)	425,846
Chief Financial Officer	2016	167,221	—	15,172	—	6,689	(11)	189,082
* As previously disclosed on Form 8-K filed with the SEC on February 25, 2016, Mr. Hass was appointed Interim Chief Financial Officer effective April 1, 2016 and later, as disclosed on Form 8-K filed with the SEC on November 16, 2016, Mr. Hass was appointed Chief Financial Officer effective November 10, 2016.
____________________

(1)	Represents discretionary cash bonuses awarded on November 18, 2014 and November 16, 2017. No discretionary cash bonuses were awarded for fiscal 2016.

(2)
Amounts represent the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. For a description of the assumptions made when calculating such grant date fair value, refer to Note 8 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2017.

(3)
Non-Equity Incentive Plan Compensation represents bonuses earned by executives under the 2017 cash incentive plan. The cash incentive plan compensation for 2017 was paid to the named executive officers prior to December 31, 2017.

(4)
Amount represents car allowance of $18,000, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary, payment of country club dues, a discretionary contribution to his health reimbursement account and Company match under the 401(k) plan. We consider the cost of the car allowance, life insurance premiums and club dues to be perquisites.

(5)
Amount represents car allowance of $18,692, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary, payment of country club dues, a discretionary contribution to his health reimbursement account and Company match under the 401(k) plan. We consider the cost of the car allowance, life insurance premiums and club dues to be perquisites.

(6)
Amount represents car allowance of $14,192, $10,809 of life insurance premiums paid by the Company for which Mr. Whang’s spouse is the beneficiary, payment of country club dues, a discretionary contribution to his health reimbursement account and Company match under the 401(k) plan. We consider the cost of the car allowance, life insurance premiums and club dues to be perquisites.

(7)
Amount represents car allowance of $32,951, Company contribution under the 2017 Netherlands pension plan of $16,689, value received for spousal travel expenses and Company-paid tax preparation fees. We consider the cost of the car allowance, value received for spousal travel expenses and Company-paid tax preparation fees to be perquisites.

(8)
Amount represents car allowance of $32,888, Company contribution under the 2016 Netherlands pension plan of $16,175 and Company-paid tax preparation fees. We consider the cost of the car allowance and Company-paid tax preparation fees to be perquisites.

(9)
Amount represents car allowance of $28,302, Company contribution under the 2015 Netherlands pension plan of $18,877 and Company-paid tax preparation fees. We consider the cost of the car allowance and Company-paid tax preparation fees to be perquisites.

(10)	Amount represents car allowance and discretionary contribution to Mr. Hass’ health reimbursement account. We consider the cost of the car allowance, which did not exceed $10,000, to be a perquisite.

(11)
Amount represents car allowance, discretionary contribution to Mr. Hass’ health reimbursement account and travel incentive payments. We consider the cost of the car allowance, which did not exceed $10,000, to be a perquisite.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth grants of plan-based awards made to our named executive officers in fiscal 2017 and related fair value compensation for fiscal 2017:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (4)
Name	Grant Date (1)	Date Grant Approved by Board (1)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Options Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Jong S. Whang			$32,000	$160,000	$260,000	—	—	$—	$—
Fokko Pentinga			$48,840	$244,200	$396,825	—	—	$—	$—
Robert T. Hass			$24,750	$123,750	$201,094	—	—	$—	$—
	11/10/2016	11/10/2016	$—	$—	$—	—	10,000	$4.71	$27,096

(1)	The option awards listed above vest in four (4) installments in equal amounts on each of the first four anniversaries of the date of grant.

(2)	The exercise price is equal to the closing price of our Common Stock on the previous trading day before the grant.

(3)
Refer to Note 8 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC November 20, 2017, for the assumptions used to value equity-based compensation.

(4)	Estimated amounts are based on the annual base salaries of $200,000, $325,600, and $225,000 for Messrs. Whang, Pentinga, and Hass, respectively.

EQUITY COMPENSATION PLAN INFORMATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding grants of plan-based option awards held by our named executive officers as of September 30, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)
Jong S.	10,000	—		$6.15	11/20/2019
Whang	10,000	—		$10.64	8/6/2020
	36,667	—		$7.98	12/15/2021
	12,500	—		$2.95	12/11/2022
	37,500	12,500	(1)	$7.01	12/12/2023
	25,000	25,000	(2)	$9.98	11/19/2024
	12,500	37,500	(3)	$5.25	11/17/2025
Fokko	18,750	—		$3.80	12/9/2018
Pentinga	10,000	—		$6.15	11/20/2019
	6,667	—		$10.64	8/6/2020
	85,000	—		$7.98	12/15/2021
	12,500	—		$2.95	12/11/2022
	37,500	12,500	(1)	$7.01	12/12/2023
	25,000	25,000	(2)	$9.98	11/19/2024
	12,500	37,500	(3)	$5.25	11/17/2025
Robert T. Hass	3,884	—		$3.80	12/9/2018
	2,667	—		$6.15	11/20/2019
	1,333	—		$10.64	8/6/2020
	5,000	—		$7.98	12/15/2021
	11,500	—		$2.95	12/11/2022
	5,000	—		$7.01	12/12/2023
	5,000	—		$9.98	11/19/2024
	2,500	2,500	(3)	$5.25	11/17/2025
	—	10,000	(4)	$4.71	11/10/2026

(1)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the December 12, 2013 grant date.

(2)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the November 19, 2014 grant date.

(3)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the November 17, 2015 grant date.

(4)	Unvested option awards will vest in equal installments on the first through fourth anniversaries of the November 10, 2016 grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2017

The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jong S. Whang	—	—	—	—
Fokko Pentinga	—	—	—	—
Robert T. Hass	—	—	—	—

Pension Benefits
As previously discussed under “Annual Compensation - Benefits,” Mr. Pentinga, our President and Chief Executive Officer, is a participant in Pensioenfonds Metaal en Techniek, a multi-employer pension plan that covers our employees in the Netherlands. As of September 30, 2017, Mr. Pentinga had 24 years of credited service and the present value of accumulated benefit thereunder was $827,000. No payments were made thereunder in fiscal 2017. None of our other named executive officers receive pension benefits.

Nonqualified Deferred Compensation
None of our named executive officers receive nonqualified deferred compensation benefits.
EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Employment Agreement with Executive Chairman
On February 9, 2012, we entered into a Second Amended and Restated Employment Agreement with Jong S. Whang, our executive chairman, as amended on July 1, 2012, June 8, 2013, April 9, 2015 and November 17, 2015. Below is a summary of the terms and conditions of Mr. Whang’s employment agreement.
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
Base Salary
On November 17, 2015, the Company and Mr. Whang entered into a Fifth Amendment to Employment Agreement whereby Mr. Whang voluntarily reduced his base salary from $400,000 per annum to $200,000 per annum, effective January 1, 2016. The Fifth Amendment to Employment Agreement reflects that Mr. Whang’s salary decrease is completely voluntary and may be restored by him in his sole discretion at any time upon giving written notice to the Company.

Incentive Compensation

Mr. Whang is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Whang than the bonus plan for fiscal 2010 that was adopted by our Compensation and Stock Option Committee on December 21, 2009. The terms of Mr. Whang’s 2017 bonus plan are described above in more detail in the section “Annual Cash Compensation” under the caption “Cash Bonuses.”
Stock Options
Pursuant to Mr. Whang’s employment agreement, any currently outstanding options held by Mr. Whang will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Whang may also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Whang will be incentive stock options within the meaning of the IRC, or if they do not qualify as incentive stock options, they will be non-qualified stock options. The amount and terms of the grants will be determined by our Compensation and Stock Option Committee.

Benefits
Mr. Whang will be entitled to receive such employee benefits as are provided to our other executive officers, including family medical, dental, vision, disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, Company-sponsored welfare benefit plans for disability and life insurance and other benefit plans. We will provide Mr. Whang with an annual automobile allowance of not less than $14,000 (annual allowance is currently $18,000), a life insurance policy in the face amount of $500,000 and such other benefits as we may deem appropriate from time to time.
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
Severance
If we terminate the employment of Mr. Whang against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Whang terminates his employment for good reason, Mr. Whang is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Whang’s base salary in effect on the date of termination for the remainder of the initial three-year term or two years, whichever is greater (which, would be up to $1,200,000 if terminated during the first year of the term, or $800,000 if terminated after the first year of the term); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Whang (see the “Outstanding Equity Awards at Fiscal Year-End” table above). If Mr. Whang voluntarily terminates his employment other than for good reason, if we terminate Mr. Whang’s employment for cause, or if Mr. Whang’s employment is terminated due to his death or disability, Mr. Whang will be entitled to receive salary and accrued vacation through the date of termination only. However, in the event Mr. Whang’s employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.
On November 17, 2015, the Board of Directors, following the recommendation of our Compensation and Options Committee of the Board of Directors, agreed to amend the change in control provisions of Mr. Whang’s employment agreement to establish the base salary, for purposes of calculating severance payments would, in any event, be not less than $400,000 per annum.
Post-Employment Consulting
Mr. Whang’s employment agreement provides that upon termination of Mr. Whang against his will and without cause (including by giving notice of termination of his employment agreement as described above), or by Mr. Whang for good reason, for a period of two (2) years following the date of such termination, (i) Mr. Whang will make himself available for an average of 20 hours per week in order to consult with the Company in such manner and on such matters as the Company shall reasonably request, (ii) Mr. Whang will make himself available to serve on the Board of Directors of the Company, and (iii) in consideration for Mr. Whang’s agreement to perform such services, we will (A) pay Mr. Whang an annual amount equal to 40% of his base salary in effect on the date he was terminated and (B) include Mr. Whang in our family medical, dental and vision insurance plans, or, if Mr. Whang’s inclusion in such plans is not permitted, provide substantially the same benefits to Mr. Whang at our expense.

Noncompetition
Mr. Whang agrees that during the term of his employment agreement he will not engage in certain activities in which he would be competing with us or our subsidiaries. He also agrees that for a period of two years after the end of the term of his employment agreement, he will not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.
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
Employment Agreement with Chief Executive Officer
On June 29, 2012, we entered into an employment agreement with Fokko Pentinga, our chief executive officer, as amended July 1, 2012, June 29, 2013, April 9, 2015, and November 10, 2016. Below is a summary of the terms and conditions of Mr. Pentinga’s employment agreement.
Term
Mr. Pentinga’s employment agreement provides for an employment period commencing on the date of the employment agreement and continuing for an indefinite period as required by Dutch statutory employment law.
Base Salary
On November 10, 2016, the Company and Mr. Pentinga entered into a Fifth Amendment to Employment Agreement whereby Mr. Pentinga voluntarily reduced his base salary from $407,000 per annum to $325,600 per annum, effective October 1, 2016. The Fifth Amendment to Employment Agreement reflects that Mr. Pentinga’s salary decrease is completely voluntary and may be restored by him in his sole discretion at any time upon giving written notice to the Company.

Incentive Compensation
Mr. Pentinga is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The annual bonus plan may not be any less favorable to Mr. Pentinga than the bonus plan for fiscal 2012 that was adopted by our Compensation and Stock Option Committee on December 15, 2011. The terms of Mr. Pentinga’s 2017 bonus plan are described above in more detail in the section “Annual Cash Compensation,” under the caption “Cash Bonuses.”
Stock Options
Pursuant to Mr. Pentinga’s employment agreement, any currently outstanding options held by Mr. Pentinga will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Pentinga may also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Pentinga will be non-qualified stock options within the meaning of the IRC.
Benefits
Mr. Pentinga will be entitled to receive such employee benefits as are provided to other management-level employees in his country of domicile (i.e. the Netherlands), including disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, disability and life insurance and other benefit plans. We will provide Mr. Pentinga with a leased automobile at a cost of not more than €29,500 per annum and such other benefits as we may deem appropriate from time to time.
Termination
Either we or Mr. Pentinga can terminate his employment agreement with prior written notice of termination given in accordance with Dutch statutory employment law, including observance of the Dutch statutory notice period, or by mutual agreement, or by the Company at any time for cause, as defined in the agreement. Mr. Pentinga’s employment agreement can also be terminated by us due to the disability of Mr. Pentinga after meeting the requirements of Dutch statutory employment law.
Severance
If we terminate the employment of Mr. Pentinga against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Pentinga terminates his employment for good reason, Mr. Pentinga is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus (i) an amount equal to Mr. Pentinga’s base salary in effect on the date of termination for two years, which amounts to $814,000 (€686,110); (ii) an amount equal to the maximum amount of incentive compensation he could earn for the fiscal year in which the termination occurs; and (iii) full vesting of all outstanding stock options and restricted stock held by Mr. Pentinga (see the “Outstanding Equity Awards at Fiscal Year-End” table above).
If Mr. Pentinga voluntarily terminates his employment other than for good reason, if we terminate Mr. Pentinga’s employment for cause, or if Mr. Pentinga’s employment is terminated due to his death or disability, Mr. Pentinga will be entitled to receive salary and accrued vacation through the date of termination. In addition, if we terminate Mr. Pentinga’s employment due to disability as a result of his becoming incapacitated as defined in the Dutch Civil Code, Mr. Pentinga will be entitled to 70% of the maximum daily social wage for a maximum of 52 weeks, which would total approximately $59,100. However, in the event Mr. Pentinga’s employment is terminated due to his death or disability, he will also be entitled to receive (i) a pro-rata portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Amtech for such fiscal year were annualized, and (ii) full vesting of all outstanding stock options and restricted stock held by him.
On November 10, 2016, the Board of Directors, following the recommendation of our Compensation and Options Committee of the Board of Directors, agreed to amend the change in control provisions of Mr. Pentinga’s employment agreement to establish the base salary, for purposes of calculating severance payments would, in any event, be not less than $407,000 per annum.

Noncompetition

Mr. Pentinga agrees that during the term of his employment agreement he will not engage in certain activities in which he would be competing with us or our subsidiaries. He also agrees that for a period of two years after the end of the term of his employment agreement, he will not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.

Change in Control
In the event that Mr. Pentinga’s employment with us is terminated either (i) by us for any reason other than for cause during a “pending change in control” (as that term is defined in Mr. Pentinga’s employment agreement) of our Company or within one year following the occurrence of a “change in control” (as that term is defined in Mr. Pentinga’s employment agreement), or (ii) by Mr. Pentinga for good reason within one year following the occurrence of a change in control of our Company, then Mr. Pentinga will be entitled to receive within 30 days of the date of termination of his employment (provided, however, if such 30 day period begins in one calendar year and ends in another calendar year, Mr. Pentinga will not have the right to designate the calendar year of payment), in lieu of the severance payment otherwise payable, (i) an amount equal to three years of his base salary in effect on the date of termination of his employment, (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs, and (iii) full vesting of all outstanding stock options and restricted stock he holds.
Employment Agreement with Chief Financial Officer
On March 10, 2016, we entered into Key Terms of Employment with Robert T. Hass, our Interim Chief Financial Officer, which was superseded on November 10, 2016, when the Company and Mr. Hass entered into Terms of Employment for Robert T. Hass in connection with his appointment as Chief Financial Officer. On November 10, 2016, the Company and Mr. Hass also entered into a Change of Control and Severance Agreement. Below is a summary of the terms and conditions of Mr. Hass’ employment agreement and change of control and severance agreement.
Term
Mr. Hass’ employment agreement provides for an employment period commencing on the date of the employment agreement and continuing indefinitely until terminated by either party (see Termination section below for more details).
Base Salary
Pursuant to his Employment Agreement, Mr. Hass receives a base salary of $225,000 per annum which base salary shall be reviewed on an annual basis by our Compensation and Stock Option Committee and can be increased, but not decreased, at the discretion of our Compensation and Stock Option Committee.
Incentive Compensation
Mr. Hass is also entitled to an annual cash bonus for each fiscal year that will be determined in accordance with an annual bonus plan adopted by our Compensation and Stock Option Committee. The terms of Mr. Hass’ 2017 bonus plan are described above in more detail in the section “Annual Cash Compensation,” under the caption “Cash Bonuses.”
Stock Options
Pursuant to Mr. Hass’ employment agreement, any currently outstanding options held by Mr. Hass will remain in full force and effect in accordance with our stock option plans and applicable stock option agreements. Mr. Hass received stock options in November 2016 in connection with his commencement of employment. Mr. Hass may also be issued an annual grant of stock options by our Compensation and Stock Option Committee within 90 days after the end of each fiscal year during his employment period. All of the options granted to Mr. Hass will be incentive stock options within the meaning of the IRC, or if they do not qualify as incentive stock options, they will be non-qualified stock options. The amount and terms of the grants will be determined by our Compensation and Stock Option Committee.

Benefits
Mr. Hass will be entitled to receive such employee benefits as are provided to our other executive officers, including family medical, dental, vision, disability and life insurance, and participation in pension and retirement plans, incentive compensation plans, stock option plans, Company-sponsored welfare benefit plans for disability and life insurance and other benefit plans. We will provide Mr. Hass with an annual automobile allowance of not less than $7,000 (annual allowance is currently $7,000) and such other benefits as we may deem appropriate from time to time.
Termination
Mr. Hass’ employment is “at will” and either we or Mr. Hass can terminate his employment agreement at any time, with or without “cause” or “good reason” (as those terms are defined in Mr. Hass’ employment agreement), upon 30 days written notice. Mr. Hass’ employment agreement can also be terminated by us due to the disability of Mr. Hass after at least 30 days’ written notice by us of our intention to terminate his employment.
Severance
If we terminate the employment of Mr. Hass against his will and without cause (including by giving notice of termination of his employment agreement as described above), or if Mr. Hass terminates his employment for good reason, Mr. Hass is entitled to receive salary, incentive compensation and vacation accrued through the date of termination, plus an amount equal to Mr. Hass’ base salary in effect on the date of termination. If Mr. Hass voluntarily terminates his employment other than for good reason, if we terminate Mr. Hass’ employment for cause, or if Mr. Hass’ employment is terminated due to his death or disability, Mr. Hass will be entitled to receive salary and accrued vacation through the date of termination only.
Noncompetition
Mr. Hass agrees that during the term of his employment agreement he will not engage in certain activities in which he would be competing with us or our subsidiaries. He also agrees that for a period of two years after the end of the term of his employment agreement, he will not engage in certain activities in which he would be competing with us or our subsidiaries and he would not own, directly or indirectly, more than a 5% interest in entities which compete with us or our subsidiaries.
Change in Control
In the event that Mr. Hass’ employment with us is terminated either (i) by us for any reason other than for cause during a “pending change in control” (as that term is defined in Mr. Hass’ employment agreement) of our Company or within one year following the occurrence of a “change in control” (as that term is defined in Mr. Hass’ employment agreement), or (ii) by Mr. Hass for good reason within one year following the occurrence of a change in control of our Company, then Mr. Hass will be entitled to receive within 30 days of the date of termination of his employment (provided, however, if such 30 day period begins in one calendar year and ends in another calendar year, Mr. Hass will not have the right to designate the calendar year of payment), in lieu of the severance payment otherwise payable, (i) an amount equal to one year of his base salary in effect on the date of termination of his employment, (ii) the maximum amount of the incentive compensation which he could earn for the fiscal year in which the termination occurs, which amount shall be prorated for the year in which the termination occurs, and (iii) full vesting of all outstanding stock options and restricted stock he holds (see the “Outstanding Equity Awards at Fiscal Year-End” table above).
Other Compensatory Arrangements
On November 10, 2016, upon the recommendation of the Compensation and Stock Option Committee, the Board approved stock option grants in connection with Mr. Hass’ appointment to Chief Financial Officer from Interim Chief Financial Officer. Mr. Hass received a grant of an option to purchase 10,000 shares of our common stock. The options granted have an exercise price of $4.71 (the closing price of our common stock on November 9, 2016) and will vest on the first four (4) anniversaries of the grant date.

Compensation Policies and Practices as Related to Risk Management
The Compensation and Stock Option Committee does not believe our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation and Stock Option Committee has determined that our executive compensation program does not encourage unnecessary or excessive risk taking as a result of the following factors:

•	As discussed elsewhere in this Proxy Statement, our executive officer compensation includes a balanced mix of cash and equity.

•	Base salaries do not encourage risk taking as they are fixed in amount.

•
Performance-based cash bonus awards under the non-equity incentive plan focus on achievement of short-term or annual goals. Although this may seem to encourage the taking of short-term risks at the expense of long-term results, these bonuses in actuality represent only a portion of the executive officers’ total compensation opportunities, and the Compensation and Stock Option Committee believes that the non-equity incentive plan awards appropriately balance risk and the desire to focus executives on specific short-term individual and financial goals important to our success.

•
Discretionary cash bonuses are awarded at the discretion of the Compensation and Stock Option Committee, which allows the Compensation and Stock Option Committee to evaluate whether the executives are engaging in activities that create risks prior to awarding any such cash bonuses. This discretion mitigates the likelihood that executives will engage in activities that create risk and allows the Compensation and Stock Option Committee the ability to refrain from rewarding any such risk-taking.

•
Compensation provided to the executive officers in the form of long-term equity awards is important to help further align executives’ interests with those of our shareholders. The Compensation and Stock Option Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price over the long-term. In addition, the awards are subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

DIRECTOR COMPENSATION

The following table shows the total dollar value of all fees earned and paid in cash to all directors in fiscal 2017 and the grant date fair value of stock awards to directors made in fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (4)	All other Comp. ($)	Total ($)
Jong S. Whang (2)	$—	$—	$—	$—
Fokko Pentinga (2)	$—	$—	$—	$—
Paul van der Wansem (2)	$—	$20,317	$—	$20,317
Robert M. Averick	$20,250	$20,317	$—	$40,567
Michael Garnreiter	$44,050	$20,317	$—	$64,367
Egbert J.G. Goudena (3)	$5,000	$—	$—	$5,000
Robert F. King	$29,050	$20,317	$—	$49,367
Sukesh Mohan	$26,250	$20,317	$—	$46,567
____________________

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a description of the assumptions made when calculating such grant date fair value, refer to Note 8 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on November 20, 2017.

(2)
Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Directors who are not independent within the meaning of the NASDAQ Listing Standards and SEC Rules received no additional compensation for serving as directors after March 9, 2016.

(3)	Egbert J.G. Goudena’s term expired at the 2017 Annual Meeting.

(4)	As of September 30, 2017, Messrs. Garnreiter, King, Mohan and van der Wansem held 2,000, 2,000, 2000 and 14,000 unvested stock options, respectively.
Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Directors who are not independent within the meaning of the NASDAQ Listing Standards and SEC Rules received no additional compensation for serving as directors after March 9, 2016. Non-employee, independent directors receive:
•an annual retainer of $8,000,
•fees of $2,000 per Board meeting attended in person,
•$750 per Board meeting attended telephonically,
•$1,250 per Audit Committee meeting attended in person,
•$750 per Audit Committee meeting attended telephonically,

•	$750 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended in person, and

•	$500 per Compensation and Stock Option Committee or Nominating and Governance Committee or Technology Strategy Committee meeting attended telephonically.

Furthermore, the director serving as the Chairman of the Audit Committee receives an annual retainer of $15,000. The director serving as the Chairman of the Technology Strategy Committee, the director serving as the Chairman of the Compensation and Stock Option Committee, as well as the director serving as the Chairman of the Nominating and Governance Committee each receive an annual retainer of $6,000. In addition to meeting fees, members of Board committees receive compensation for time spent on work assigned by the committee. The rate of compensation for the work assignments is $100 per hour.

In addition to the cash payments listed above, under our Non-Employee Directors Stock Option Plan, each non-employee director currently receives a grant of options to purchase 6,000 shares of common stock, or such other number of shares as may be determined by the Board, when first elected or appointed to the Board, and 6,000 shares of common stock, or such other number of shares as may be determined by the Board, upon each re-election to the Board at our annual meeting of shareholders or at such other time as may be determined by the Board. The exercise price of the options is equal to the closing price of our common stock the previous trading day before the date of grant. Each option has a term of ten years and becomes exercisable on the six month anniversary of the date of the grant, or such other date as determined by the Board. In the event of disability (as defined in the plan) or death of an outside director, all options remain exercisable for a period of 30 days following the date such person ceased to be a director, or such other date as may be determined by the Board, but only to the extent such options were exercisable on the date the director ceased to be a director.
Compensation Committee Interlocks and Insider Participation
The Compensation and Stock Option Committee is presently comprised of Messrs. Robert M. Averick, Michael Garnreiter, Robert F. King (Chairman), and Sukesh Mohan who are neither current officers, current employees nor former officers of the Company. No interlocking relationship exists, or in the past fiscal year has existed, between any member of the Compensation and Stock Option Committee and any member of any other company’s board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 19, 2018, by (i) each director and named executive officer of Amtech and (ii) all executive officers, directors and director nominees of Amtech as a group. The information included in the tables below was determined in accordance with Rule 13d-3 under the Exchange Act and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

Name and Address (1) (2)	No. of Shares of Common Stock Beneficially Held (3)		Percent of Common Stock Ownership (3)
Officers and Directors:
Jong S. Whang	234,733	(4)	1.6%
Fokko Pentinga	260,417	(5)	1.7%
Robert T. Hass	43,466	(6)	*
Paul J. van der Wansem	406,200	(7)	2.7%
Robert M. Averick	2,412,000	(8)	16.2%
Michael Garnreiter	51,000	(9)	*
Robert F. King	38,601	(10)	*
Sukesh Mohan	16,000	(11)	*
Director and Officer Total (10 people)	3,477,751	(12)	23.3%
____________________
*Less than 1%.

(1)	The address for each person listed in this table is c/o Amtech Systems, Inc., 131 South Clark Drive, Tempe, Arizona 85281.

(2)
Mr. Whang is our Executive Chairman and Chairman of the Board of Directors. Mr. Pentinga is our President and CEO and is a director. Mr. Hass is our Executive Vice President - Chief Financial Officer, Treasurer and Secretary. Messrs. Averick, Garnreiter, King, Mohan and van der Wansem are directors of Amtech.

(3)
Based on 14,894,129 shares of common stock outstanding as of January 19, 2018. The share amounts and percentages shown include shares of common stock actually owned as of January 19, 2018, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of January 19, 2018, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(4)	Includes 181,667 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(5)	Includes 245,417 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(6)	Includes 41,884 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(7)	Includes 61,972 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(8)
Mr. Averick is the Portfolio Manager at Kokino LLC, which is a family office that provides investment management services to various clients who own shares of the Company’s common stock, including (i) Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”); (ii) M3C Holdings LLC (“M3C”); and (iii) Piton Capital Partners LLC (“Piton”). As the Portfolio

Manager at Kokino LLC, Mr. Averick shares the power to vote and dispose (or direct the disposition of 2,412,000 shares of common stock, which is the sum of the common stock beneficially owned by the following persons: (i) 1,386,312 shares of common stock beneficially owned by the Trust; (ii) 263,688 shares of common stock beneficially owned by M3C; (iii) 600,000 shares of common stock beneficially owned by Piton; (iv) 150,000 shares of common stock beneficially owned by Mr. Averick jointly with his wife, along with 12,000 shares that Mr. Averick may acquire by exercising options that are immediately exercisable.

(9)	Includes 51,000 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(10)	Includes 30,401 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(11)	Includes 16,000 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

(12)	Includes 655,675 shares issuable upon exercise of options exercisable within 60 days of January 19, 2018.

The following table sets forth certain information concerning the beneficial ownership of our common stock based on information received by the Company as of January 19, 2018, by each person (other than directors or executive officers as disclosed in the chart above) known by us to be the beneficial owner of more than 5% of our common stock based on such filings.

Name and Address	No. of Shares of Common Stock Beneficially Held (1)		Percent of Common Stock Ownership (1)
5% Shareholders
Leslie J. Schreyer, as Trustee FBO the issue of Jonathan D. Sackler	1,386,312	(2)	9.3%
Royce & Associates LLC	762,430	(3)	5.1%
______________________

(1)
Based on 14,894,129 shares of common stock outstanding as of January 19, 2018. The share amounts and percentages shown include shares of common stock actually owned as of January 19, 2018, and shares of common stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options or warrants. All shares of common stock that the identified person had the right to acquire within 60 days of January 19, 2018, upon the exercise of options or warrants, are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(2)
Information based on (i) the Schedule 13D filed with the SEC on December 18, 2017 on behalf of the Trust, M3C, Mr. Averick, Piton and OIH LLC and (ii) the Form 4 filed by Mr. Averick on March 21, 2017. Leslie J. Schreyer is Trustee under a Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler. Represents shares held in the Trust, for which Leslie J. Schreyer serves as sole Trustee and has voting power and dispositive power over such shares. Leslie J. Schreyer has no pecuniary interest in the shares held by the Trust. The Trust is a member of Piton, along with other clients of Kokino LLC. In the aggregate, clients of and other persons associated with Kokino LLC beneficially own 2,434,917 shares of common stock. The address for Leslie J. Schreyer is c/o Norton Rose Fulbright (US) LLP, 1301 Avenue of Americas, New York, NY 10019.

(3)	Information based on Schedule 13G/A filed with the SEC on January 3, 2018. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2017, concerning outstanding options and rights to purchase Common Stock granted to participants in all of our equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	1,560,441	$7.95	793,632
Equity compensation plans not approved by security holders	—		—
Total	1,560,441		793,632
____________________

(1)	Represents the 2007 Employee Stock Incentive Plan and the Non-Employee Director Stock Option Plan and any respective amendments to each thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We had no transactions during fiscal 2017, nor are any transactions currently proposed, with any director, director nominee, executive officer, security holder known to us to own of record or beneficially more than 5% of the common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.
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

Director Independence
Information concerning our Board and the four committees maintained by our Board is set forth below. Pursuant to NASDAQ and SEC rules, during fiscal 2017 the majority of our directors were not employees of the Company and were “independent” within the meaning of the NASDAQ Listing Rules and SEC standards. Importantly, all members of the Audit, Compensation and Stock Option, and Nominating and Governance Committees are independent. Currently, our independent directors are Robert M. Averick, Michael Garnreiter, Robert F. King and Sukesh Mohan. Additionally, each member of the Audit Committee is financially literate, and one of the Audit Committee members, Michael Garnreiter, has financial management expertise as required by NASDAQ’s rules and meets the SEC’s definition of an “audit committee financial expert.”
The Audit Committee, the Compensation and Stock Option Committee, the Nominating and Governance Committee and the Technology Strategy Committee are the standing committees of our Board of Directors. The members of the committees as of January 25, 2018, are as follows:
Audit – Michael Garnreiter (Chairman), Robert M. Averick, Robert F. King, and Sukesh Mohan
Compensation and Stock Option – Robert F. King (Chairman), Robert M. Averick, Michael Garnreiter, and Sukesh Mohan
Nominating and Governance – Michael Garnreiter (Chairman), Robert F. King and Sukesh Mohan
Technology Strategy – Sukesh Mohan (Chairman), Robert M. Averick, Michael Garnreiter, Robert F. King, Fokko Pentinga, Paul van der Wansem and Jong S. Whang

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed to us by our independent auditors for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2017 and 2016, and fees billed during those fiscal years for (i) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (ii) services rendered in connection with tax compliance, tax advice and tax planning, and (iii) all other fees for services rendered.
Our independent auditors, Mayer Hoffman McCann P.C. (“Mayer Hoffman”) leases substantially all of its personnel, who work under the control of Mayer Hoffman shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Year Ended	Year Ended
	Sept. 30, 2017	Sept. 30, 2016
Audit Fees (1)	$494,000	$494,000
Audit-Related Fees (2)	43,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$537,000	$494,000
_________________________

(1)
Annual audit and review of financial statements included in our reports on Form 10-Q and Form 10-K including an audit of our internal control over financial reporting, and services normally provided by the auditors in connection with statutory and regulatory filings.

(2)	Consists primarily of services related to filing of a prospectus supplement in connection with an offering of our Commons Stock and the preparation of a comfort letter related thereto.
PRE-APPROVAL POLICY
In March 2008, the Audit Committee adopted a Pre-Approval Policy (the “Policy”) governing the approval of all audit and non-audit services performed by our independent auditor in order to ensure that the performance of such services does not impair the auditor’s independence.
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
Any service to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval. For the fiscal years ended September 30, 2017 and 2016, all services rendered by our independent auditors were pre-approved by the Audit Committee pursuant to the Policy.
The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

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

AMTECH SYSTEMS, INC.

January 26, 2018	By:	/s/ Robert T. Hass
Robert T. Hass, Executive Vice President -
Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	January 26, 2018
Jong S. Whang	Chairman of the Board

*	Chief Executive Officer and President	January 26, 2018
Fokko Pentinga	(Principal Executive Officer)

/s/ Robert T. Hass	Executive Vice President – Finance and Chief Financial Officer	January 26, 2018
Robert T. Hass	(Principal Financial Officer)

/s/ Lisa Gibbs	Vice President – Chief Accounting Officer	January 26, 2018
Lisa Gibbs	(Principal Accounting Officer)

*	Director	January 26, 2018
Robert M. Averick

*	Director	January 26, 2018
Michael Garnreiter

*	Director	January 26, 2018
Paul J. van der Wansem

*	Director	January 26, 2018
Robert F. King

*	Director	January 26, 2018
Sukesh Mohan

*By: /s/ Robert T. Hass
Robert T. Hass, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 to our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on November 20, 2017.