Form 10-Q
period 2017-12-31
AMTECH SYSTEMS INC
filed 2018-02-08
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2017
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
Shares of Common Stock outstanding as of February 2, 2018: 14,894,129

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2017	September 30, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$52,696	$51,121
Restricted cash	9,913	24,640
Accounts receivable
Trade (less allowance for doubtful accounts of $1,473 and $866 at December 31, 2017, and September 30, 2017, respectively)	24,365	22,519
Unbilled and other	21,620	14,275
Inventories	22,762	30,210
Vendor deposits	5,180	11,806
Other	2,310	2,542
Total current assets	138,846	157,113
Property, Plant and Equipment - Net	15,637	15,792
Intangible Assets - Net	3,378	3,495
Goodwill - Net	11,484	11,405
Investments	2,588	2,615
Deferred Income Taxes - Long-Term	200	200
Other Assets - Long-Term	980	1,003
Total Assets	$173,113	$191,623
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,483	$21,555
Accrued compensation and related taxes	7,422	7,592
Accrued warranty expense	1,401	1,254
Other accrued liabilities	2,918	2,056
Customer deposits	19,328	48,784
Current maturities of long-term debt	365	361
Deferred profit	5,632	4,081
Income taxes payable	1,608	286
Total current liabilities	59,157	85,969
Long-Term Debt	8,225	8,134
Income Taxes Payable - Long-Term	6,802	7,037
Total Liabilities	74,184	101,140
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,876,430 and 14,710,591 at December 31, 2017 and September 30, 2017, respectively	149	147
Additional paid-in capital	127,015	125,564
Accumulated other comprehensive loss	(7,988)	(8,529)
Retained deficit	(20,247)	(26,699)
Total stockholders’ equity	98,929	90,483
Total Liabilities and Stockholders’ Equity	$173,113	$191,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2017	2016
Revenues, net of returns and allowances	$73,611	$29,135
Cost of sales	53,274	20,692
Gross profit	20,337	8,443

Selling, general and administrative	10,580	6,996
Research, development and engineering	1,991	1,627
Operating income (loss)	7,766	(180)
Loss from equity method investment	(26)	(143)
Interest expense and other income, net	(48)	81
Income (loss) before income taxes	7,692	(242)
Income tax provision	1,240	90
Net income (loss)	6,452	(332)

Add: net loss attributable to noncontrolling interest	—	279
Net income (loss) attributable to Amtech Systems, Inc.	$6,452	$(53)

Income (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$0.44	$(0.00)
Weighted average shares outstanding	14,781	13,179
Diluted income (loss) per share attributable to Amtech shareholders	$0.42	$(0.00)
Weighted average shares outstanding	15,298	13,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2017	2016
Net income (loss)	$6,452	$(332)
Foreign currency translation adjustment	541	(941)
Comprehensive income (loss)	6,993	(1,273)

Comprehensive loss attributable to noncontrolling interest	—	375
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$6,993	$(898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2017	2016
Operating Activities
Net income (loss)	$6,452	$(332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	471	654
Write-down of inventory	41	33
Capitalized interest	143	190
Deferred income taxes	(7)	31
Non-cash share based compensation expense	253	319
Loss from equity method investment	26	143
Provision for (reversal of) allowance for doubtful accounts, net	48	(1,178)
Changes in operating assets and liabilities:
Restricted cash	14,885	(2,425)
Accounts receivable	(8,869)	(3,600)
Inventories	7,558	1,621
Accrued income taxes	1,087	239
Vendor deposits and other assets	6,974	725
Accounts payable	(1,255)	78
Customer deposits and accrued liabilities	(29,023)	584
Deferred profit	1,479	(619)
Net cash provided by (used in) operating activities	263	(3,537)
Investing Activities
Purchases of property, plant and equipment	(93)	(86)
Proceeds from sale of property, plant and equipment	—	1
Net cash used in investing activities	(93)	(85)
Financing Activities
Proceeds from the exercise of stock options	1,199	1
Payments on long-term debt	(89)	(160)
Borrowings on long-term debt	—	21
Net cash provided by (used in) financing activities	1,110	(138)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	295	(257)
Net Increase (Decrease) in Cash and Cash Equivalents	1,575	(4,017)
Cash and Cash Equivalents, Beginning of Period	51,121	27,655
Cash and Cash Equivalents, End of Period	$52,696	$23,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company”, “Amtech”, “we”, “our” or “us”) is a global manufacturer of capital equipment, including thermal processing, silicon wafer handling automation, and related consumables used in fabricating solar cells, LED and semiconductor devices. We sell these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, the United States and Europe.

We serve niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

The consolidated results of operations for the three months ended December 31, 2017, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We report non-controlling interests in consolidated entities as a component of equity separate from our equity. The equity method of accounting is used for investments over which we have a significant influence but not a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation. Effective July 1, 2017, we purchased the non-controlling interest in SoLayTec B.V. (“SoLayTec”), pursuant to which SoLayTec became a wholly-owned subsidiary of Amtech. Beginning July 1, 2017, the non-controlling interest will no longer be reported. Prior amounts have not been restated.

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

4.
Service revenue is recognized upon performance of the services requested by the customer. Service contract revenue is recognized as services are performed over the term of the contract, which generally results in ratable recognition over the period of the contract.

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows, in thousands:

	December 31, 2017	September 30, 2017
Deferred revenues	$8,370	$6,822
Deferred costs	2,738	2,741
Deferred profit	$5,632	$4,081

Shipping Expense – Shipping expenses of $1.2 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended
	December 31, 2017	December 31, 2016
Research, development and engineering	$2,290	$1,830
Grants earned	(299)	(203)
Net research, development and engineering	$1,991	$1,627

Foreign Currency Transactions and Translation – We use the U.S. dollar as our reporting currency. Our operations in Europe, China and other countries are primarily conducted in their functional currencies, the Euro, Renminbi, or the local country currency, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss), net of tax - foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

As of December 31, 2017, two customers individually represented 36% and 12% of accounts receivable. As of September 30, 2017, two customers individually represented 24% and 11% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 56% and 45% of total cash balances as of December 31, 2017 and September 30, 2017, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France, China, the United Kingdom, Singapore and Malaysia.

Refer to Note 9 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718).” ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. This new standard increases volatility in the statement of operations by requiring all excess tax benefits and deficiencies to be recognized as discrete income tax benefits or expenses in the statement of operations in the period in which they occur. We adopted the new standard as of October 1, 2017, and prospectively applied the provisions in this guidance requiring recognition of excess tax benefits and deficits in the statement of operations. Also, as a result of the adoption of the new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. The provisions in this guidance requiring the use of a modified retrospective transition method would have required us to record a cumulative-effect adjustment in retained earnings as of October 1, 2017. On the basis of immateriality, we recorded such cumulative-effect adjustment as stock-based compensation in the first quarter of 2018 rather than adjusting retained earnings. Lastly, we applied the provisions of this guidance relating to classification on the statement of cash flows retrospectively with no material effect on our cash flows.

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017 that affect or may affect our financial statements.

2. Earnings Per Share

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

For the three months ended December 31, 2017, options for 120,000 weighted average shares are excluded from the diluted EPS calculations because they are anti-dilutive. For the three months ended December 31, 2016, options for 1,886,000 weighted average shares were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could be dilutive in the future.

The following table outlines basic and diluted EPS, in thousands, except per share amounts:

	Three Months Ended December 31,
	2017	2016
Basic Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$6,452	$(53)
Weighted Average Shares Outstanding:
Common stock	14,781	13,179
Basic income (loss) per share attributable to Amtech shareholders	$0.44	$(0.00)
Diluted Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$6,452	$(53)
Weighted Average Shares Outstanding:
Common stock	14,781	13,179
Common stock equivalents (1)	517	—
Diluted shares	15,298	13,179
Diluted income (loss) per share attributable to Amtech shareholders	$0.42	$(0.00)

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

3. Inventory

The components of inventories are as follows, in thousands:

	December 31, 2017	September 30, 2017
Purchased parts and raw materials	$13,628	$14,789
Work-in-process	5,806	11,078
Finished goods	3,328	4,343
	$22,762	$30,210

4. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million in both the three months ended December 31, 2017 and 2016, and is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2017:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,560,441	$7.95
Granted	—	—
Exercised	(165,839)	7.03
Forfeited	(27,299)	20.04
Outstanding at end of period	1,367,303	$7.82

Exercisable at end of period	1,142,012	$8.06
Weighted average fair value of options granted during the period	$—

5. Income Taxes

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
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limits the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low-tax foreign earnings, and new measures to curtail base erosion and promote U.S. production.
As a result of the Act, the statutory rate applicable to our fiscal year ending September 30, 2018 will be 24.5%, based on a fiscal year blended rate calculation. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. In the first quarter of fiscal 2018, we re-measured the applicable deferred tax assets based on the rates at which they are expected to reverse. We adjusted our gross deferred tax assets and liabilities and recorded a corresponding offset to our full valuation allowance against our net deferred tax assets, which resulted in minimal net effect to our provision for income taxes and effective tax rate. We have not made any other provisional adjustments as a result of the Act.
The Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable. We expect the accounting for this aspect of the Act to be complete by the end of fiscal 2018. As of December 31, 2017, consistent with historical conclusions, our cash balances held in foreign locations are expected to be permanently reinvested outside the United States as the impact of the Act on our current position is not yet fully understood and is still under evaluation.
We are assessing the applicability of the other provisions in the Act and expect to complete this analysis by the end of fiscal 2018.

For the quarter ended December 31, 2017, we recorded income tax expense of $1.2 million. The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the mix of domestic and international pre-tax income and valuation allowance. In 2017 and the first quarter of 2018, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we have determined will be utilized against net operating income in the current year.
We classify all of our uncertain tax positions as income taxes payable long-term. At December 31, 2017 and September 30, 2017, the total amount of unrecognized tax benefits was approximately $4.3 million and $4.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.
We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and September 30, 2017, we had an accrual for potential interest and penalties of approximately $2.7 million and $2.6 million, respectively, classified with income taxes payable long-term.
Amtech and one or more of our subsidiaries file income tax returns in The Netherlands, Germany, France, China and other foreign jurisdictions, as well as in the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to the extend the statute of limitations for any fiscal year. As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, which generally is from 3 to 5 years.
6. Commitments and Contingencies

Purchase Obligations – As of December 31, 2017, we had unrecorded purchase obligations in the amount of $26.4 million compared to $34.4 million as of September 30, 2017. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

EPA Accrual – As a result of the BTU International, Inc. (“BTU”) acquisition, we assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017. In accordance with the agreement, BTU established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for our proportional liability, which is included in Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017.

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

7. Shareholder Rights Plan

In December 2008, Amtech and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amended and restated the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of our Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of our outstanding shares of common stock, par value $0.01 per share. As amended, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The Rights will expire 10 years after issuance and will be exercisable if (a) a person or group becomes the beneficial owner of 15% or more of our common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of our common stock.  The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.

In October 2015, we entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with the Rights Agent, which expands the definition of Exempted Person in the Restated Rights Agreement to include any person that our Board of Directors (the “Board”), in its sole and absolute discretion, exempts from becoming an Acquiring Person (as defined in the Restated Rights Agreement) under the Second Restated Rights Agreement. A person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

As previously disclosed, in October 2015, we entered into a Letter Agreement (the “Agreement”) by and between Amtech and certain shareholders of Amtech who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended. One of the Joint Filers became a member of our Board after the Agreement was approved by the Board. The Agreement permits the Joint Filers, pursuant to the Second Restated Rights Agreement, to individually acquire shares of common stock of Amtech that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of our issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of our issued and outstanding shares of common stock, we are entitled to specific performance and all other remedies entitled to us at law or equity, among others. Our Board approved the Agreement and transactions contemplated thereunder, and has the sole authority to terminate the Agreement at any time.

8.	Business Segment Information

Our three reportable segments are as follows:

Solar – We are a leading supplier of thermal processing systems, including related automation, parts and services, to the solar/photovoltaic industry and also offer PECVD (plasma-enhanced chemical vapor deposition) equipment to the global solar market.

Semiconductor – We design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Polishing – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components.

Information concerning our business segments is as follows, in thousands:

	Three Months Ended December 31,
	2017	2016
Net Revenues:
Solar *	$49,197	$11,424
Semiconductor	20,891	15,703
Polishing	3,523	2,008
	$73,611	$29,135
Operating income (loss):
Solar *	$5,352	$(1,023)
Semiconductor	3,004	2,361
Polishing	1,104	464
Non-segment related	(1,694)	(1,982)
	$7,766	$(180)

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	December 31, 2017	September 30, 2017
Identifiable Assets:
Solar	$76,794	$97,999
Semiconductor	58,706	57,177
Polishing	5,912	5,078
Non-segment related	31,701	31,369
	$173,113	$191,623

Non-segment related assets include cash, property and other assets. We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 1 of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017.

9. Major Customers and Foreign Sales

During the three months ended December 31, 2017, one customer individually represented 50% of our net revenues. No other customer represented greater than 10% of net revenues. During the three months ended December 31, 2016, there were no customers who individually represented greater than 10% of our net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2017	2016
United States	7%	18%
Other	2%	2%
Total North America	9%	20%
China	71%	26%
Malaysia	3%	17%
Taiwan	2%	12%
Other	3%	6%
Total Asia	79%	61%
Germany	6%	5%
Other	6%	14%
Total Europe	12%	19%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1, “Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report or made by management of Amtech Systems, Inc. and its subsidiaries (the “Company” or “Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). The forward-looking statements in this Quarterly Report relate only to events or information as of the date on which the statements are made in this Quarterly Report. Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our ability to successfully complete the turnkey orders and the associated costs and risks related thereto; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission. These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K, as amended, that we filed with the Securities and Exchange Commission for the year-ended September 30, 2017 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in the Annual Report on Form 10-K, as amended, and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties. Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We operate in three reportable business segments: (i) Solar, (ii) Semiconductor and (iii) Polishing. In our Solar segment, we are a leading global supplier of thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (“PECVD”), atomic layer deposition (“ALD”), and related automation, parts and services, to the solar photovoltaic industry. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls and diffusion for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our Polishing segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

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

The equipment for the large follow-on turnkey order announced in April 2017 (“Phase II”) shipped in the first quarter of fiscal 2018. Our quarterly and annual operating results have been and will continue to be impacted by the timing of large system orders. Further, the solar and semiconductor equipment industries are highly cyclical and the conditions of the industries we operate in are volatile. Therefore, our order flow fluctuates quarter to quarter. For additional information regarding the risks related to our business and industry, please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	December 31, 2017	December 31, 2016
Net revenue	100%	100%
Cost of sales	72%	71%
Gross margin	28%	29%
Selling, general and administrative	14%	24%
Research, development and engineering	3%	6%
Operating income (loss)	11%	(1)%
Gain on sale of other assets	0%	0%
Income (loss) from equity method investment	0%	0%
Interest expense and other income, net	0%	0%
Income (loss) before income taxes	11%	(1)%
Income taxes provision	2%	0%
Net income (loss)	9%	(1)%
Add: net loss attributable to noncontrolling interest	0%	1%
Net income (loss) attributable to Amtech Systems, Inc.	9%	0%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of equipment, with the exception of products using new technology, for which revenue is recognized upon customer acceptance. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity, which is generally ratable over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue and operating income can be significantly impacted by the timing of system shipments, and recognition of revenue based on customer acceptances. The revenue of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and microelectromechanical (“MEMS”) industries, comprising less than 25% of the Solar segment revenue. Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2017	2016	Incr (Decr)	% Change
Solar	$49,197	$11,424	$37,773	331%
Semiconductor	20,891	15,703	5,188	33%
Polishing	3,523	2,008	1,515	75%
Total net revenue	$73,611	$29,135	$44,476	153%

Net revenue for the quarters ended December 31, 2017 and 2016 was $73.6 million and $29.1 million, respectively, an increase of $44.5 million or 153%. Revenue from the Solar segment increased 331% compared to the prior year quarter due primarily to shipments relating to Phase II of the turnkey order, previously announced in April 2017. Revenue from the Semiconductor segment increased 33% compared to the prior year quarter due primarily to strong customer demand for our thermal processing systems and diffusion furnaces. Revenue from the Polishing segment increased 75% compared to the prior year quarter due primarily to strong customer demand leading to increased sales of polishing templates and equipment.

Backlog and Orders

Our backlog as of December 31, 2017 and 2016 was $65.9 million and $51.5 million, respectively, an increase of $14.4 million or 28%. Our backlog as of December 31, 2017 includes approximately $39.3 million of orders and deferred revenue from our Solar segment customers compared to $35.8 million at December 31, 2016. New orders booked in the quarter ended December 31, 2017 were $37.3 million ($7.3 million Solar) compared to $34.7 million ($15.9 million Solar) of customer orders in the quarter ended December 31, 2016. The backlog of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment backlog.

As of December 31, 2017, two customers individually accounted for 19% and 10% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue. Our gross profit and gross margin by operating segment were as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2017	Gross Margin	2016	Gross Margin	Incr (Decr)
Solar	$11,313	23%	$1,611	14%	$9,702
Semiconductor	7,488	36%	6,095	39%	1,393
Polishing	1,536	44%	737	37%	799
Total gross profit	$20,337	28%	$8,443	29%	$11,894

Gross profit for the three months ended December 31, 2017 and 2016 was $20.3 million (28% of net revenue) and $8.4 million (29% of net revenue), respectively, an increase of $11.9 million. Gross margin on products from our Solar segment increased compared to the three months ended December 31, 2016, due primarily to higher sales volumes of higher-margin products compared to the first quarter of fiscal 2017. Gross profit on products from our Semiconductor segment increased due to increased sales volume in the first quarter of 2018, with gross margin decreasing due to product mix. Gross profit and gross margin on products from our Polishing segment increased from the prior year period, primarily due to higher sales of new products with higher margins. For the three months ended December 31, 2017, we deferred gross profit of $2.1 million. For the three months ended December 31, 2016, we recognized previously-deferred gross profit of $0.3 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2017 and 2016 were $10.6 million and $7.0 million, respectively. SG&A increased compared to the prior year quarter due primarily to $1.8 million of higher commissions, freight and other selling expenses related to increased revenue. Also, for the three months ended December 31, 2016, SG&A expenses were reduced by the collections of previously reserved accounts receivable of approximately $1.0 million.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2017 and 2016 were $2.0 million and $1.6 million, respectively, an increase of $0.4 million, due primarily to increased R&D spending in our Solar segment.

Income Taxes

For the three months ended December 31, 2017 we recorded income tax expense of $1.2 million, resulting in an effective tax rate of 16.1%. For the three months ended December 31, 2016 we recorded income tax expense of $0.1 million, a 37.5% effective tax rate. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, in fiscal 2017, cumulative losses weighed heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we continue to maintain a full valuation allowance for substantially all net deferred tax assets in the U.S. and foreign jurisdictions, including the carryforwards of U.S. net operating losses and foreign tax credits, which were acquired in the merger with BTU International, Inc. and net operating losses in Europe.

For the quarter ending December 31, 2017, we determined that a portion of the deferred tax asset previously covered by the valuation allowance would be realized in the current tax period. We realized $1.4 million of deferred tax assets as a discrete item in the quarter.

Liquidity and Capital Resources

At December 31, 2017 and September 30, 2017, cash and cash equivalents were $52.7 million and $51.1 million, respectively, an increase of $1.6 million. Restricted cash decreased by $14.7 million to $9.9 million at December 31, 2017 from $24.6 million at September 30, 2017. Our working capital was $79.7 million as of December 31, 2017 and $71.1 million as of September 30, 2017.

The increase in cash during the first three months of fiscal 2018 of $1.6 million was primarily due to proceeds from the exercise of stock options. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations and in RMB in our Chinese operations; therefore, changes in the exchange rate have an impact on our cash balances. Restricted cash decreased primarily due to the shipments of Phase II of the Solar turnkey order, which released the restrictions on the downpayment. Our ratio of current assets to current liabilities was 2.3:1 as of December 31, 2017, and 1.8:1 as of September 30, 2017.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which includes common stock sold in private transactions and public offerings, long-term debt and customer deposits. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months. We have never paid dividends on our common stock.

Cash Flows from Operating Activities

Cash provided by our operating activities was $0.3 million for the three months ended December 31, 2017, compared to $3.5 million used in operations for the three months ended December 31, 2016, an improvement of $3.8 million. During the three months ended December 31, 2017, cash was primarily generated through net income adjusted for non-cash items of $7.4 million, which was offset by other increases and decreases in operating assets, primarily related to the turnkey project. A significant portion of the revenue and related cash payments related to the turnkey project are deferred and restricted, respectively, until completion of the integration of the equipment and transfer of the technology. During the three months ended December 31, 2016, cash was reduced by increases in accounts receivable and restricted cash, offset by decreases in inventory.

Cash Flows from Financing Activities

For the three months ended December 31, 2017, $1.1 million of cash provided by financing activities was comprised of $1.2 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.1 million. For the three months ended December 31, 2016, $0.1 million of cash used in financing activities was primarily related to payments on long-term debt of $0.2 million net of borrowings of less than $0.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $26.4 million as of December 31, 2017, compared to $34.4 million as of September 30, 2017, a decrease of $8.0 million due primarily to reduced vendor commitments as we complete the first two phases of the large solar project. Approximately $5.2 million of the December 31, 2017 and $11.8 million of the September 30, 2017 contractual obligations were prepaid as of those dates in the form of advances to vendors.

Refer to Amtech’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2017 for additional information on our other contractual obligations.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2017.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Part I, Item 1: Financial Information” under “Impact of Recently Issued Accounting Pronouncements.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech’s internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For discussion of legal proceedings, see “Part I, Item 1: Financial Information” under “Commitments and Contingencies.”

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017. There have been no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the fiscal year ended September 30, 2017, other than as described in the Overview above, and the supplemental risk factor set forth below:
Recent changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.
The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe our analysis and computations of the tax effects of the Act on us is partially, but not entirely, complete. For instance, we are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to estimate the effects of the one-time repatriation transaction tax on certain net accumulated earnings and profits of our foreign subsidiaries. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Act on us as of December 31, 2017, to the extent we have been able to make such preliminary determinations. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of fiscal 2018. We intend to complete accounting for the Act by the end of fiscal 2018. Any adjustments to our provisional estimates or the effects of currently unknown impacts of the Act on us could affect our current or future financial statements, or both.

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

     AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 8, 2018
Lisa D. Gibbs
Vice President – Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)