Form 10-Q
period 2018-03-31
AMTECH SYSTEMS INC
filed 2018-05-10
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2018
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
Shares of Common Stock outstanding as of May 4, 2018: 14,896,004

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2018	September 30, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$50,495	$51,121
Restricted cash	9,662	24,640
Accounts receivable
Trade (less allowance for doubtful accounts of $1,499 and $866 at March 31, 2018, and September 30, 2017, respectively)	22,719	22,519
Unbilled and other	18,651	14,275
Inventories	29,043	30,210
Vendor deposits	3,034	11,806
Other	2,633	2,542
Total current assets	136,237	157,113
Property, Plant and Equipment - Net	16,083	15,792
Intangible Assets - Net	3,289	3,495
Goodwill - Net	11,646	11,405
Investments	2,616	2,615
Deferred Income Taxes - Long-Term	200	200
Other Assets - Long-Term	946	1,003
Total Assets	$171,017	$191,623
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,129	$21,555
Accrued compensation and related taxes	6,865	7,592
Accrued warranty expense	1,495	1,254
Other accrued liabilities	3,262	2,056
Customer deposits	18,260	48,784
Current maturities of long-term debt	369	361
Deferred profit	5,085	4,081
Income taxes payable	1,933	286
Total current liabilities	56,398	85,969
Long-Term Debt	8,217	8,134
Income Taxes Payable - Long-Term	3,490	7,037
Total Liabilities	68,105	101,140
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,896,004 and 14,710,591 at March 31, 2018 and September 30, 2017, respectively	149	147
Additional paid-in capital	127,367	125,564
Accumulated other comprehensive loss	(7,192)	(8,529)
Retained deficit	(17,412)	(26,699)
Total stockholders’ equity	102,912	90,483
Total Liabilities and Stockholders’ Equity	$171,017	$191,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues, net of returns and allowances	$32,783	$32,944	$106,394	$62,079
Cost of sales	21,058	24,549	74,332	45,241
Gross profit	11,725	8,395	32,062	16,838

Selling, general and administrative	9,478	8,260	20,058	15,258
Research, development and engineering	2,182	1,535	4,173	3,163
Operating income (loss)	65	(1,400)	7,831	(1,583)
Income (loss) from equity method investment	28	52	2	(91)
Interest expense and other income, net	(38)	(197)	(86)	(116)
Income (loss) before income taxes	55	(1,545)	7,747	(1,790)
Income tax (benefit) provision	(2,780)	194	(1,540)	284
Net income (loss)	2,835	(1,739)	9,287	(2,074)

Add: net loss attributable to noncontrolling interest	—	319	—	599
Net income (loss) attributable to Amtech Systems, Inc.	$2,835	$(1,420)	$9,287	$(1,475)

Income (Loss) Per Share:

Basic income (loss) per share attributable to Amtech shareholders	$0.19	$(0.11)	$0.63	$(0.11)
Weighted average shares outstanding	14,891	13,188	14,835	13,184
Diluted income (loss) per share attributable to Amtech shareholders	$0.19	$(0.11)	$0.61	$(0.11)
Weighted average shares outstanding	15,154	13,188	15,223	13,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$2,835	$(1,739)	$9,287	$(2,074)
Foreign currency translation adjustment	796	318	1,337	(623)
Comprehensive income (loss)	3,631	(1,421)	10,624	(2,697)

Comprehensive loss attributable to noncontrolling interest	—	293	—	668
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$3,631	$(1,128)	$10,624	$(2,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$9,287	$(2,074)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	916	1,255
Write-down of inventory	126	51
Capitalized interest	143	204
Deferred income taxes	(23)	24
Non-cash share based compensation expense	463	624
(Gain) loss on sale of property, plant and equipment	(57)	9
(Gain) loss from equity method investment	(2)	91
Provision for (reversal of) allowance for doubtful accounts, net	48	(1,217)
Changes in operating assets and liabilities:
Restricted cash	15,710	(1,703)
Accounts receivable	(3,642)	(2,002)
Inventories	1,644	1,840
Accrued income taxes	(1,899)	169
Vendor deposits and other assets	9,097	(5,557)
Accounts payable	(2,954)	1,823
Customer deposits and accrued liabilities	(31,481)	17,531
Deferred profit	819	520
Net cash (used in) provided by operating activities	(1,805)	11,588
Investing Activities
Purchases of property, plant and equipment	(686)	(210)
Proceeds from sale of property, plant and equipment	68	34
Net cash used in investing activities	(618)	(176)
Financing Activities
Proceeds from the exercise of stock options	1,340	94
Payments on long-term debt	(183)	(319)
Borrowings on long-term debt	—	137
Net cash provided by (used in) financing activities	1,157	(88)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	640	(119)
Net (Decrease) Increase in Cash and Cash Equivalents	(626)	11,205
Cash and Cash Equivalents, Beginning of Period	51,121	27,655
Cash and Cash Equivalents, End of Period	$50,495	$38,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017
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

The consolidated results of operations for the three and six months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows, in thousands:

	March 31, 2018	September 30, 2017
Deferred revenues	$7,793	$6,822
Deferred costs	2,708	2,741
Deferred profit	$5,085	$4,081

Shipping Expense – Shipping expenses of $0.7 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, are included in selling, general and administrative expenses. Shipping expenses of $1.9 million and $0.9 million for the six months ended March 31, 2018 and 2017, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Research, development and engineering	$2,528	$1,943	$4,818	$3,773
Grants earned	(346)	(408)	(645)	(610)
Net research, development and engineering	$2,182	$1,535	$4,173	$3,163

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

As of March 31, 2018, one customer individually represented 41% of accounts receivable. As of September 30, 2017, two customers individually represented 24% and 11% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 64% and 45% of total cash balances as of March 31, 2018 and September 30, 2017, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France, China, the United Kingdom, Singapore and Malaysia.

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

There have been no other material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017 that affect or may affect our financial statements.

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

For the three and six months ended March 31, 2018, options for 422,000 and 296,000 weighted average, respectively, shares were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2017, options for 1,669,000 and 1,696,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could be dilutive in the future.

The following table outlines basic and diluted EPS, in thousands, except per share amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$2,835	$(1,420)	$9,287	$(1,475)
Weighted Average Shares Outstanding:
Common stock	14,891	13,188	14,835	13,184
Basic income (loss) per share attributable to Amtech shareholders	$0.19	$(0.11)	$0.63	$(0.11)
Diluted Income (Loss) Per Share Computation
Net income (loss) attributable to Amtech Systems, Inc.	$2,835	$(1,420)	$9,287	$(1,475)
Weighted Average Shares Outstanding:
Common stock	14,891	13,188	14,835	13,184
Common stock equivalents (1)	263	—	388	—
Diluted shares	15,154	13,188	15,223	13,184
Diluted income (loss) per share attributable to Amtech shareholders	$0.19	$(0.11)	$0.61	$(0.11)

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

3. Inventory

The components of inventories are as follows, in thousands:

	March 31, 2018	September 30, 2017
Purchased parts and raw materials	$16,250	$14,789
Work-in-process	9,639	11,078
Finished goods	3,154	4,343
	$29,043	$30,210

4. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.3 million in the three months ended March 31, 2018 and 2017, respectively, and was $0.5 million and $0.6 million in the six months ended March 31, 2018 and 2017, respectively, and was included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2018:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,560,441	$7.95
Granted	—	—
Exercised	(185,413)	7.07
Forfeited	(35,239)	17.79
Outstanding at end of period	1,339,789	$7.81

Exercisable at end of period	1,137,748	$8.04
Weighted average fair value of options granted during the period	$—

On March 28, 2018, we announced that our Board of Directors approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing on April 2, 2018. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. We may, in the sole discretion of the Board of Directors, terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended March 31, 2018.

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
The Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable. We expect the accounting for this aspect of the Act to be complete by the end of fiscal 2018. As of March 31, 2018, consistent with historical conclusions, our cash balances held in foreign locations are expected to be permanently reinvested outside the United States as the impact of the Act on our current position is not yet fully understood and is still under evaluation.
We are assessing the applicability of the other provisions in the Act and expect to complete this analysis by the end of fiscal 2018.
For the three and six months ended March 31, 2018, we recorded an income tax benefit of $2.8 million and $1.5 million, respectively. Over the last several months, we have undertaken an effort to resolve an uncertain tax position in specific tax jurisdictions. We have worked with tax experts in the local jurisdictions and in the U.S. to review the transactions and tax laws that resulted in this uncertain tax position, as well as the related interest and penalties. At the conclusion of this review, we determined that the Company is not liable for withholding taxes nor the associated interest and penalties in one of the jurisdictions. Therefore, during the second quarter of fiscal 2018 we reversed the accrued tax, interest and penalties relating to this jurisdiction, which total $3.1 million, which was partially offset by income tax expense relating to our consolidated pre-tax income.

The difference in our effective tax rate from the U.S. statutory rate primarily reflects the impact of the resolution of the uncertain tax position discussed above, as well as a mix of domestic and international pre-tax income and valuation allowance. In 2017 and in fiscal 2018, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we have determined will be utilized against net operating income in the current year.
We classify all of our uncertain tax positions as income taxes payable long-term. At March 31, 2018 and September 30, 2017, the total amount of unrecognized tax benefits was approximately $1.2 million and $4.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.
We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and September 30, 2017, we had an accrual for potential interest and penalties of approximately $0.6 million and $2.6 million, respectively, classified with income taxes payable long-term.
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
6. Commitments and Contingencies

Purchase Obligations – As of March 31, 2018, we had unrecorded purchase obligations in the amount of $19.3 million compared to $34.4 million as of September 30, 2017. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

EPA Accrual – As a result of the BTU International, Inc. (“BTU”) acquisition, we assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017. In accordance with the agreement, BTU established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for our proportional liability, which is included in Restricted Cash in the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017.

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

Information concerning our business segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Revenues:
Solar *	$12,598	$16,555	$61,795	$27,979
Semiconductor	16,582	13,443	37,473	29,146
Polishing	3,603	2,946	7,126	4,954
	$32,783	$32,944	$106,394	$62,079
Operating income (loss):
Solar *	$(1,903)	$(1,878)	$3,449	$(2,901)
Semiconductor	2,257	1,403	5,261	3,763
Polishing	1,111	503	2,215	967
Non-segment related	(1,400)	(1,428)	(3,094)	(3,412)
	$65	$(1,400)	$7,831	$(1,583)

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	March 31, 2018	September 30, 2017
Identifiable Assets:
Solar	$71,147	$97,999
Semiconductor	59,761	57,177
Polishing	6,814	5,078
Non-segment related	33,295	31,369
	$171,017	$191,623

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

9. Major Customers and Foreign Sales

During the six months ended March 31, 2018, one customer individually represented 38% of our net revenues. No other customer represented greater than 10% of net revenues. During the six months ended March 31, 2017, one customer individually represented 19% of our net revenues.

Our net revenues were to customers in the following geographic regions:

	Six Months Ended March 31,
	2018	2017
United States	10%	16%
Other	1%	2%
Total North America	11%	18%
China	64%	29%
Malaysia	3%	18%
Taiwan	5%	13%
Other	3%	8%
Total Asia	75%	68%
Germany	6%	5%
Other	8%	9%
Total Europe	14%	14%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

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

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. The solar cell industry has experienced a structural imbalance between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our high throughput equipment platforms, technologies for higher cell efficiency, greater knowledge of the complete cell manufacturing process and advanced automation have contributed significantly to our success in securing the large orders for the first two phases of a multi-phase turnkey project announced in January and April of 2017 from a new solar cell manufacturer in China. For equipment orders that are not part of turnkey projects, we compete with Chinese equipment manufacturers that offer lower prices, liberal payment terms and have a more substantial local presence. We are finding it more difficult to participate in the capacity expansions of those Chinese companies that already have significant experience with all facets of producing solar cells and at least some prior experience working with the local equipment vendors. While we will continue to focus on developing advanced products and technologies, we plan to seek further cost reductions to address the competition from Chinese equipment vendors. We are investigating various aspects of outsourcing some of our key solar products to China in order to lower the cost of our products and expand our presence in that market.

The equipment for the large follow-on turnkey order announced in April 2017 (“Phase II”) shipped in the first quarter of fiscal 2018 and we continue to recognize revenue from the associated installation, integration and start-up services for Phase I. Our quarterly and annual operating results have been and will continue to be impacted by the timing of large system orders. Further, the solar and semiconductor equipment industries are highly cyclical and the conditions of the industries we operate in are volatile. Therefore, our order flow fluctuates quarter to quarter. For additional information regarding the risks related to our business and industry, please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net revenue	100%	100%	100%	100%
Cost of sales	64%	75%	70%	73%
Gross margin	36%	25%	30%	27%
Selling, general and administrative	29%	25%	19%	25%
Research, development and engineering	7%	5%	4%	5%
Operating income (loss)	0%	(5)%	7%	(3)%
Income (loss) from equity method investment	1%	0%	0%	0%
Interest expense and other income, net	0%	0%	0%	0%
Income (loss) before income taxes	1%	(5)%	7%	(3)%
Income tax (benefit) provision	(8)%	0%	(2)%	0%
Net income (loss)	9%	(5)%	9%	(3)%
Add: net loss attributable to noncontrolling interest	0%	1%	0%	1%
Net income (loss) attributable to Amtech Systems, Inc.	9%	(4)%	9%	(2)%

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

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2018	2017	Incr (Decr)	% Change	2018	2017	Incr (Decr)	% Change
Solar	$12,598	$16,555	$(3,957)	(24)%	$61,795	$27,979	$33,816	121%
Semiconductor	16,582	13,443	3,139	23%	37,473	29,146	8,327	29%
Polishing	3,603	2,946	657	22%	7,126	4,954	2,172	44%
Total net revenue	$32,783	$32,944	$(161)	—%	$106,394	$62,079	$44,315	71%

Total net revenue for the quarters ended March 31, 2018 and 2017 was $32.8 million and $32.9 million, respectively, a decrease of approximately $0.2 million or less than 1%. Revenue from the Solar segment decreased 24% compared to the prior year quarter due to lower shipments of our solar equipment. We are operating in a challenging competitive environment due to lower prices and liberal payment terms that are offered from Chinese equipment manufacturers. These competitive pricing pressures are making it increasingly difficult for us to participate in our customers’ solar expansions. Revenue from our Semiconductor segment increased 23% compared to the prior year quarter due primarily to favorable market conditions and strong customer demand for our thermal processing systems. Revenue from the Polishing segment increased 22% compared to the prior year quarter due primarily to strong customer demand leading to increased sales of polishing templates and equipment.

Total net revenue for the six months ended March 31, 2018 and 2017 was $106.4 million and $62.1 million, respectively, an increase of $44.3 million or 71%. Revenue from the Solar segment increased 121% compared to the prior year period due primarily to shipments relating to Phase II of the previously announced turnkey order. Revenue from the Semiconductor segment increased 29% compared to the prior year period due primarily to strong customer demand for our thermal processing systems and diffusion furnaces. Revenue from the Polishing segment increased 44% compared to the prior year period due primarily to strong customer demand leading to increased shipments of polishing templates and equipment.

Backlog and Orders

Our backlog as of March 31, 2018 and 2017 was $63.1 million and $87.4 million, respectively, a decrease of $24.3 million or 28%. Our backlog as of March 31, 2018 includes approximately $35.0 million of orders and deferred revenue from our Solar segment customers compared to $66.9 million at March 31, 2017, with the decrease primarily due to the shipment of the Phase I and Phase II equipment. New orders booked in the quarter ended March 31, 2018 were $28.8 million ($7.0 million Solar segment) compared to $68.2 million ($46.9 million Solar segment) of customer orders in the quarter ended March 31, 2017. The backlog of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment backlog.

As of March 31, 2018, two customers individually accounted for 14% and 12% of our backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2018	Gross Margin	2017	Gross Margin	Incr (Decr)	2018	Gross Margin	2017	Gross Margin	Incr (Decr)
Solar	$3,110	25%	$1,947	12%	$1,163	$14,423	23%	$3,558	13%	$10,865
Semiconductor	7,075	43%	5,628	42%	1,447	14,563	39%	11,723	40%	2,840
Polishing	1,540	43%	820	28%	720	3,076	43%	1,557	31%	1,519
Total gross profit	$11,725	36%	$8,395	25%	$3,330	$32,062	30%	$16,838	27%	$15,224

Gross profit for the three months ended March 31, 2018 and 2017 was $11.7 million (36% of net revenue) and $8.4 million (25% of net revenue), respectively, an increase of $3.3 million. Gross margin on products from our Solar segment increased compared to the three months ended March 31, 2017, due primarily to higher-margin product mix and recognition of previously deferred revenue. Gross profit on products from our Semiconductor segment increased compared to the three months ended March 31, 2017, due primarily to increased sales volume in the second quarter of 2018. Gross profit and gross margin on products from our Polishing segment increased from the prior year period, primarily due to increased sales volume and product mix. For the three months ended March 31, 2018, we recognized previously deferred gross profit of $0.8 million. For the three months ended March 31, 2017, we deferred gross profit of $1.2 million.

Gross profit for the six months ended March 31, 2018 and 2017 was $32.1 million (30% of net revenue) and $16.8 million (27% of net revenue), respectively, an increase of $15.2 million. Gross margin on products from our Solar segment increased compared to the six months ended March 31, 2017, due primarily to fixed costs being spread over higher sales volumes during the first half of fiscal 2018. Gross profit on products from our Semiconductor segment increased due to increased sales volume in the first half of 2018, with gross margin decreasing due to product mix. Gross profit and gross margin on products from our Polishing segment increased from the prior year period, primarily due to higher sales of new products with higher margins. For the six months ended March 31, 2018, we deferred gross profit of $1.3 million. For the six months ended March 31, 2017, we deferred gross profit of $0.9 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2018 and 2017 were $9.5 million and $8.3 million, respectively. SG&A increased compared to the prior year quarter due primarily to increased selling, freight and employee-related expenses.

SG&A expenses for the six months ended March 31, 2018 and 2017 were $20.1 million and $15.3 million, respectively. Compared to the six months ended March 31, 2017, the increase in SG&A was primarily due to higher commissions, freight and other selling expenses related to higher revenues and higher employee-related expenses. Also, for the six months ended March 31, 2017, SG&A expenses were reduced by the collections of previously reserved accounts receivable of approximately $1.0 million.

Research, Development and Engineering

Research, development and engineering (“RD&E”) expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes. We receive governmental research and development grants which are netted against these expenses when certain conditions have been met.

RD&E expense, net of grants earned, for the three months ended March 31, 2018 and 2017 were $2.2 million and $1.5 million, respectively, an increase of $0.6 million, due primarily to increased R&D spending in our Solar segment. RD&E expense, net of grants earned, for the six months ended March 31, 2018 and 2017 were $4.2 million and $3.2 million, respectively, an increase of $1.0 million, due primarily to increased R&D spending in our Solar segment.

Income Taxes

For the three and six months ended March 31, 2018 we recorded an income tax benefit of $2.8 million and $1.5 million, respectively. For the three and six months ended March 31, 2017 we recorded income tax expense of $0.2 million and $0.3 million, respectively. During the quarter ended March 31, 2018, we resolved an uncertain tax position and reversed the associated accrued tax, penalties and interest, which total $3.1 million. This reversal resulted in an income tax benefit for the three and six months ended March 31, 2018, which was partially offset by income tax expense on our consolidated pre-tax income. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Liquidity and Capital Resources

At March 31, 2018 and September 30, 2017, cash and cash equivalents were $50.5 million and $51.1 million, respectively, a decrease of $0.6 million. Restricted cash decreased by $15.0 million to $9.7 million at March 31, 2018 from $24.6 million at September 30, 2017. Our working capital was $79.8 million as of March 31, 2018 and $71.1 million as of September 30, 2017.

The decrease in cash during the first six months of fiscal 2018 of $0.6 million was primarily due to cash used in operations partially offset by proceeds from the exercise of stock options. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations and in RMB in our Chinese operations; therefore, changes in the exchange rate have an impact on our cash balances. Restricted cash decreased primarily due to the shipments of Phase II of the Solar turnkey order and achievement of the first of three acceptance tests for Phase I, which resulted in the release of restrictions on the downpayments. Our ratio of current assets to current liabilities was 2.4:1 as of March 31, 2018, and 1.8:1 as of September 30, 2017.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $1.8 million for the six months ended March 31, 2018, compared to cash provided by operations of $11.6 million for the six months ended March 31, 2017, a decrease of $13.4 million. During the six months ended March 31, 2018, cash was primarily generated through net income adjusted for non-cash items of $10.9 million, which was offset by an increase in working capital, primarily related to the turnkey project. A significant portion of the revenue and related cash payments related to the turnkey project remain deferred and restricted, respectively, until completion and acceptance of the integration of the equipment and transfer of the technology. During the six months ended March 31, 2017, cash was provided primarily by an increase in customer deposits, partially offset by advances made to vendors and an increase in restricted cash.

Cash Flows from Investing Activities

For the six months ended March 31, 2018, cash used in investing activities was $0.6 million compared to $0.2 million in the prior year period. The increase is primarily related to increased capital expenditures at our Polishing segment.

Cash Flows from Financing Activities

For the six months ended March 31, 2018, $1.2 million of cash provided by financing activities was comprised of $1.3 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.2 million. For the six months ended March 31, 2017, $0.1 million of cash used in financing activities was primarily comprised of payments on long-term debt of $0.3 million net of borrowings of $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $19.3 million as of March 31, 2018, compared to $34.4 million as of September 30, 2017, a decrease of $15.1 million due primarily to reduced vendor commitments as we completed shipment of the equipment for Phase II of the large solar turnkey project. Approximately $3.0 million and $11.8 million of the March 31, 2018 and September 30, 2017 contractual obligations, respectively, were prepaid as of those dates in the form of advances to vendors.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2018.

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

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech’s internal control over financial reporting during the six months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe our analysis and computations of the tax effects of the Act on us is partially, but not entirely, complete. For instance, we are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to estimate the effects of the one-time repatriation transaction tax on certain net accumulated earnings and profits of our foreign subsidiaries. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Act on us as of March 31, 2018, to the extent we have been able to make such preliminary determinations. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of fiscal 2018. We intend to complete accounting for the Act by the end of fiscal 2018. Any adjustments to our provisional estimates or the effects of currently unknown impacts of the Act on us could affect our current or future financial statements, or both.

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

Issuer Purchases of Equity Securities

On March 28, 2018, we announced that our Board of Directors approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing on April 2, 2018. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. We may, in the sole discretion of the Board of Directors, terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended March 31, 2018.

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

     AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	May 10, 2018
Lisa D. Gibbs
Vice President – Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)