Form 10-Q
period 2018-06-30
AMTECH SYSTEMS INC
filed 2018-08-09
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2018
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
Shares of Common Stock outstanding as of August 3, 2018: 14,987,745

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2018	September 30, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$48,729	$51,121
Restricted cash	6,876	24,640
Accounts receivable
Trade (less allowance for doubtful accounts of $1,441 and $866 at June 30, 2018, and September 30, 2017, respectively)	27,627	22,519
Unbilled and other	14,748	14,275
Inventories	22,590	30,210
Note receivable	5,738	—
Vendor deposits	1,802	11,806
Other	2,688	2,542
Total current assets	130,798	157,113
Property, Plant and Equipment - Net	16,314	15,792
Intangible Assets - Net	3,039	3,495
Goodwill - Net	11,342	11,405
Investments	—	2,615
Deferred Income Taxes - Long-Term	—	200
Other Assets - Long-Term	948	1,003
Total Assets	$162,441	$191,623
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,579	$21,555
Accrued compensation and related taxes	6,539	7,592
Accrued warranty expense	1,223	1,254
Other accrued liabilities	3,077	2,056
Customer deposits	15,065	48,784
Current maturities of long-term debt	371	361
Deferred profit	3,560	4,081
Income taxes payable	2,246	286
Total current liabilities	44,660	85,969
Long-Term Debt	8,028	8,134
Income Taxes Payable - Long-Term	3,334	7,037
Total Liabilities	56,022	101,140
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,986,620 and 14,710,591 at June 30, 2018 and September 30, 2017, respectively	150	147
Additional paid-in capital	128,083	125,564
Accumulated other comprehensive loss	(9,373)	(8,529)
Retained deficit	(12,441)	(26,699)
Total stockholders’ equity	106,419	90,483
Total Liabilities and Stockholders’ Equity	$162,441	$191,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues, net of returns and allowances	$41,200	$47,760	$147,594	$109,839
Cost of sales	26,601	32,258	100,933	77,499
Gross profit	14,599	15,502	46,661	32,340

Selling, general and administrative	9,541	10,108	29,599	25,366
Research, development and engineering	2,122	1,423	6,295	4,586
Operating income	2,936	3,971	10,767	2,388
Gain on sale of other assets	2,883	—	2,883	—
Income (loss) from equity method investment	232	(110)	234	(200)
Interest expense and other income, net	310	(34)	224	(151)
Income before income taxes	6,361	3,827	14,108	2,037
Income tax provision (benefit)	1,390	986	(150)	1,270
Net income	4,971	2,841	14,258	767

Add: net loss attributable to noncontrolling interest	—	446	—	1,045
Net income attributable to Amtech Systems, Inc.	$4,971	$3,287	$14,258	$1,812

Income Per Share:

Basic income per share attributable to Amtech shareholders	$0.33	$0.25	$0.96	$0.14
Weighted average shares outstanding	14,925	13,242	14,867	13,203
Diluted income per share attributable to Amtech shareholders	$0.33	$0.25	$0.94	$0.14
Weighted average shares outstanding	15,091	13,398	15,181	13,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,971	$2,841	$14,258	$767
Foreign currency translation adjustment	(2,181)	740	(844)	118
Comprehensive income	2,790	3,581	13,414	885

Comprehensive loss attributable to noncontrolling interest	—	302	—	969
Comprehensive income attributable to Amtech Systems, Inc.	$2,790	$3,883	$13,414	$1,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Net income	$14,258	$767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,622	1,871
Write-down of inventory	195	448
Capitalized interest	143	307
Deferred income taxes	206	(10)
Non-cash share based compensation expense	632	978
(Gain) loss on sale of property, plant and equipment	(53)	107
Gain on sale of other assets	(2,883)	—
(Gain) loss from equity method investment	(234)	200
Provision for (reversal of) allowance for doubtful accounts, net	64	(898)
Changes in operating assets and liabilities:
Restricted cash	17,956	(3,576)
Accounts receivable	(5,877)	(8,997)
Inventories	6,565	(245)
Accrued income taxes	(1,742)	742
Vendor deposits and other assets	10,034	(5,521)
Accounts payable	(9,022)	6,616
Customer deposits and accrued liabilities	(34,025)	17,526
Deferred profit	(486)	626
Net cash (used in) provided by operating activities	(2,647)	10,941
Investing Activities
Purchases of property, plant and equipment	(845)	(355)
Proceeds from sale of property, plant and equipment	64	39
Costs related to sale of equity method investment	(6)	—
Net cash used in investing activities	(787)	(316)
Financing Activities
Proceeds from the exercise of stock options	1,889	894
Payments on long-term debt	(275)	(485)
Borrowings on long-term debt	—	384
Net cash provided by financing activities	1,614	793
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(572)	87
Net (Decrease) Increase in Cash and Cash Equivalents	(2,392)	11,505
Cash and Cash Equivalents, Beginning of Period	51,121	27,655
Cash and Cash Equivalents, End of Period	$48,729	$39,160

Supplemental Non-cash Financing and Investing Activities:
Short-term note receivable received in sale of investment (See Note 10)	$5,738	$—
Transfer of inventory to property, plant and equipment	$908	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017.

The consolidated results of operations for the three and nine months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows, in thousands:

	June 30, 2018	September 30, 2017
Deferred revenues	$6,172	$6,822
Deferred costs	2,612	2,741
Deferred profit	$3,560	$4,081

Shipping Expense – Shipping expenses of $0.5 million for each of the three months ended June 30, 2018 and 2017, are included in selling, general and administrative expenses. Shipping expenses of $2.4 million and $1.4 million for the nine months ended June 30, 2018 and 2017, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Research, development and engineering	$2,284	$1,774	$7,102	$5,547
Grants earned	(162)	(351)	(807)	(961)
Net research, development and engineering	$2,122	$1,423	$6,295	$4,586

Foreign Currency Transactions and Translation – We use the U.S. dollar as our reporting currency. Our operations in Europe, China and other countries are primarily conducted in their functional currencies: the Euro, Renminbi, or the local country currency, respectively. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss), net of tax - foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not long-term investments, and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

As of June 30, 2018, two customers individually represented 23% and 14% of accounts receivable. As of September 30, 2017, two customers individually represented 24% and 11% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 60% and 45% of total cash balances as of June 30, 2018 and September 30, 2017, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France, China, the United Kingdom, Singapore and Malaysia.

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

•
As discussed in our revenue recognition policy above, we currently have three categories of equipment revenue: routine equipment, non-routine equipment and new technology. Our routine equipment revenue is generally recognized upon shipment with a deferral equal to the relative selling price of the undelivered services (i.e. installation) which is typically recognized upon customer acceptance. Deferrals for non-routine equipment are generally equal to the contractual non-contingent amount. For new technology, all revenue and direct costs are deferred at the time of shipment and later recognized at the time of customer acceptance or when this criteria has been met. We have determined that under ASU 2014-09, our policy for deferrals related to non-routine equipment will no longer apply. Therefore, our new revenue recognition policy will consist of only two categories: routine equipment and new technology. Routine equipment revenue will continue to be recognized at shipment with a deferral equal to the relative selling price of the undelivered services

(i.e. installation) which is recognized upon customer acceptance. Revenue and direct costs for new technology will continue to be deferred at the time of shipment and later recognized at the time of customer acceptance or when this criteria has been met. The elimination of the non-routine category affects a small percentage of our equipment sales (less than 5% of fiscal year 2017 revenue). In most contracts, this change will result in higher revenue recognized at shipment and lower revenue deferrals, which are recognized upon customer acceptance.

•
Sales commissions on contracts with performance periods that exceed one year will be recorded as an asset and amortized to expense over the related contract performance period in proportion to the revenue recognized as opposed to being expensed in the period the transaction is generated.

•	We expect that our disclosures in our notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of fiscal 2019. A substantial amount of work has been completed, and findings and progress to date have been reported to management and the Audit Committee of the Board of Directors (the “Board”). Although we currently believe that the changes overall resulting from the adoption of the new standard will not lead to operating trends that are materially different than we reported in prior years, our evaluation of the effects is still being finalized. The quantification of the effects of the new standard, including the items discussed above, is a significant undertaking. Currently, we continue to work on our estimate of the cumulative effect adjustment from prior periods that will be recognized in our consolidated balance sheet as of the date of adoption as an adjustment to retained earnings. This estimate frequently changes as we continue to ship equipment and receive customer acceptances which result in revenue recognition and deferrals in the current fiscal year. Further, we will be required to implement necessary changes in our processes, accounting systems and internal controls in conjunction with applying the new standard.

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

For the three and nine months ended June 30, 2018, options for 679,000 and 428,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2017, options for 1,152,000 and 1,649,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

The following table outlines basic and diluted EPS, in thousands, except per share amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic Income Per Share Computation
Net income attributable to Amtech Systems, Inc.	$4,971	$3,287	$14,258	$1,812
Weighted Average Shares Outstanding:
Common stock	14,925	13,242	14,867	13,203
Basic income per share attributable to Amtech shareholders	$0.33	$0.25	$0.96	$0.14
Diluted Income Per Share Computation
Net income attributable to Amtech Systems, Inc.	$4,971	$3,287	$14,258	$1,812
Weighted Average Shares Outstanding:
Common stock	14,925	13,242	14,867	13,203
Common stock equivalents (1)	166	156	314	85
Diluted shares	15,091	13,398	15,181	13,288
Diluted income per share attributable to Amtech shareholders	$0.33	$0.25	$0.94	$0.14

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

3. Inventory

The components of inventories are as follows, in thousands:

	June 30, 2018	September 30, 2017
Purchased parts and raw materials	$13,995	$14,789
Work-in-process	5,312	11,078
Finished goods	3,283	4,343
	$22,590	$30,210

4. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.4 million in the three months ended June 30, 2018 and 2017, respectively, and was $0.6 million and $1.0 million in the nine months ended June 30, 2018 and 2017, respectively, and was included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2018:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,560,441	$7.95
Granted	44,000	7.40
Exercised	(276,029)	6.72
Forfeited	(74,368)	16.73
Outstanding at end of period	1,254,044	$7.68

Exercisable at end of period	1,012,503	$7.93
Weighted average fair value of options granted during the period	$4.20

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended June 30, 2018
Risk free interest rate	3%
Expected life	6 years
Dividend rate	0%
Volatility	59%

On March 28, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing on April 2, 2018. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. Our Board may terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended June 30, 2018.

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
The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, permanently reduces the U.S. federal corporate tax rate from 35% to 21%, eliminates corporate Alternative Minimum Tax, modifies rules for expensing capital investment, and limits the deduction of interest expense for certain companies. The Act is a fundamental change to the taxation of multinational companies, including a shift from a system of worldwide taxation with some deferral elements to a territorial system, current taxation of certain foreign income, a minimum tax on low-tax foreign earnings, and new measures to curtail tax base erosion and promote U.S. production.
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
The Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded a provisional impact. The tax expense impact of the one-time transition tax to be determined may be partially or fully offset by a release of valuation allowance for the utilization of existing net operating losses and tax credits that may reduce the amount of related taxes payable. We expect the accounting for this aspect of the Act to be complete by the end of fiscal 2018. As of June 30, 2018, consistent with historical conclusions, our cash balances held in foreign locations are expected to be permanently reinvested outside the United States as the impact of the Act on our current position is not yet fully understood and is still under evaluation.

We are assessing the applicability of the other provisions in the Act and expect to complete this analysis by the end of fiscal 2018.
For the three and nine months ended June 30, 2018, we recorded income tax expense of $1.4 million and an income tax benefit of $0.2 million, respectively. Over the last several months, we have undertaken an effort to resolve an uncertain tax position in specific tax jurisdictions. We have worked with tax experts in the local jurisdictions and in the U.S. to review the transactions and tax laws that resulted in this uncertain tax position, as well as the related interest and penalties. At the conclusion of this review, we determined that the Company is not liable for withholding taxes nor the associated interest and penalties in one of the jurisdictions. Therefore, during the second quarter of fiscal 2018 we reversed the accrued tax, interest and penalties relating to this jurisdiction, which total $3.1 million, which was partially offset by income tax expense relating to our consolidated pre-tax income.
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
We classify all of our uncertain tax positions as income taxes payable long-term. At June 30, 2018 and September 30, 2017, the total amount of unrecognized tax benefits was approximately $1.2 million and $4.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.
We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and September 30, 2017, we had an accrual for potential interest and penalties of approximately $0.6 million and $2.6 million, respectively, classified with income taxes payable long-term.
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
6. Commitments and Contingencies

Purchase Obligations – As of June 30, 2018, we had unrecorded purchase obligations in the amount of $14.6 million compared to $34.4 million as of September 30, 2017. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

EPA Accrual – As a result of the BTU International, Inc. (“BTU”) acquisition in January 2015, we assumed BTU’s proportional responsibility for clean-up costs at a Superfund site. As an equipment manufacturer, BTU generated and disposed of small quantities of solid waste that were considered hazardous under Environment Protection Agency (“EPA”) regulations. Because BTU historically used a waste disposal firm that disposed of the solid waste at a site that the EPA designated as a Superfund site, BTU was named by the EPA as one of the entities responsible for a portion of the expected clean-up costs. Based on our proportional responsibility, as negotiated with and agreed to by the EPA, our liability related to this matter is less than $0.1 million, which is included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017. In accordance with the agreement, BTU established a letter of credit for $0.2 million to the benefit of the EPA for potential cash payments as settlements for our proportional liability, which is included in Restricted Cash in the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017.

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

In October 2015, we entered into a Second Amended and Restated Rights Agreement (the “Second Restated Rights Agreement”) with the Rights Agent, which expands the definition of Exempted Person in the Restated Rights Agreement to include any person that our Board, in its sole and absolute discretion, exempts from becoming an Acquiring Person (as defined in the Restated Rights Agreement) under the Second Restated Rights Agreement. A person deemed an Exempted Person under the Second Restated Rights Agreement cannot trigger any of the Rights provided therein so long as such Exempted Person complies with the terms and conditions by which the Board approved such exemption from the Restated Rights Agreement.

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

Polishing – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components. We also refer to our Polishing segment as “LED/SiC” (silicon carbide).

Information concerning our business segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Revenues:
Solar *	$14,134	$28,981	$75,929	$56,960
Semiconductor	23,472	15,951	60,945	45,097
Polishing	3,594	2,828	10,720	7,782
	$41,200	$47,760	$147,594	$109,839
Operating income (loss):
Solar *	$(85)	$2,991	$3,364	$90
Semiconductor	3,861	2,250	9,122	6,013
Polishing	938	738	3,153	1,705
Non-segment related	(1,778)	(2,008)	(4,872)	(5,420)
	$2,936	$3,971	$10,767	$2,388

* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	June 30, 2018	September 30, 2017
Identifiable Assets:
Solar	$59,726	$97,999
Semiconductor	60,048	57,177
Polishing	6,476	5,078
Non-segment related	36,191	31,369
	$162,441	$191,623

Non-segment related assets include cash, property and other assets.

Goodwill and other long-lived assets

We review our long-lived assets, including goodwill, for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 1 of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017.

9. Major Customers and Foreign Sales

During the nine months ended June 30, 2018, one customer individually represented 29% of our net revenues. No other customer represented greater than 10% of net revenues. During the nine months ended June 30, 2017, two customers individually represented 18% and 11% of our net revenues.

Our net revenues were to customers in the following geographic regions:

	Nine Months Ended June 30,
	2018	2017
United States	12%	13%
Other	1%	1%
Total North America	13%	14%
China	54%	43%
Malaysia	5%	11%
Taiwan	6%	10%
Other	5%	8%
Total Asia	70%	72%
Germany	8%	5%
Other	9%	9%
Total Europe	17%	14%
	100%	100%

10. Sale of Investment

Effective June 29, 2018, we sold our remaining 15% ownership interest in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”) to the majority owner for approximately $5.7 million. We recognized a gain of approximately $2.9 million, which is reported as gain on sale of other assets in our Consolidated Statements of Operations for the three and nine months ended June 30, 2018. We recorded a note receivable of $5.7 million. The note is due in August 2018, and is, therefore, recorded as a current asset in our Consolidated Balance Sheet as of June 30, 2018. Upon collection of the note, Kingstone Hong Kong and its owner will no longer be related parties of Amtech.

11. Subsequent Event

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis, although specific details of the Plan remain under development and subject to change. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the amount due to employees in the event of involuntary termination. We expect to incur approximately $0.6 million to $0.8 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed over the next six to eight months.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained or incorporated by reference in this Quarterly Report is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report or made by management of Amtech Systems, Inc. and its subsidiaries (the “Company” or “Amtech”), other than statements of historical fact, are hereby identified as “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). The forward-looking statements in this Quarterly Report relate only to events or information as of the date on which the statements are made in this Quarterly Report. Examples of forward-looking statements include statements regarding Amtech’s future financial results, operating results, business strategies, projected costs, products under development, competitive positions and plans and objectives of the Company and its management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; difficulties in executing our Solar restructuring plan; changes in demand for our services and products; our ability to successfully complete and obtain additional turnkey orders and the associated costs and risks related thereto; difficulties in successfully executing our growth initiatives; the effects of solar trends on our annual goodwill impairment analysis, the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the United States Securities and Exchange Commission. These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

Overview

We operate in three reportable business segments: (i) Solar, (ii) Semiconductor and (iii) Polishing. In our Solar segment, we are a leading global supplier of thermal processing systems, including diffusion, PECVD (plasma-enhanced chemical vapor deposition), ALD (atomic layer deposition), and related automation, parts and services, to the solar photovoltaic industry. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls and diffusion for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our Polishing segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystalline materials, ceramics and metal components.

Our customers are primarily manufacturers of solar cells and integrated circuits. The solar cell and semiconductor industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has at times experienced structural imbalances between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our high throughput equipment platforms, technologies for higher cell efficiency, greater knowledge of the complete cell manufacturing process and advanced automation have contributed significantly to our success in securing the large orders for the first two phases of a multi-phase turnkey project announced in January and April of 2017 from a new solar cell manufacturer in China. For equipment orders that are not part of turnkey projects, we compete with Chinese equipment manufacturers that offer lower prices, liberal payment terms and have a more substantial local presence. We are finding it more difficult to participate in large capacity expansions in China. While we will continue to focus on developing advanced products and technologies, we will need to significantly restructure our Solar segment operations to achieve profitability during periods when there is not sufficient turnkey activity.

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis, although specific details of the Plan remain under development and subject to change. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the amount due to employees in the event of involuntary termination. We expect to incur approximately $0.6 million to $0.8 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed over the next six to eight months.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net revenue	100%	100%	100%	100%
Cost of sales	65%	68%	68%	71%
Gross margin	35%	32%	32%	29%
Selling, general and administrative	23%	21%	20%	23%
Research, development and engineering	5%	3%	4%	4%
Operating income	7%	8%	8%	2%
Gain on sale of other assets	7%	0%	2%	0%
Income (loss) from equity method investment	0%	0%	0%	0%
Interest expense and other income, net	1%	0%	0%	0%
Income before income taxes	15%	8%	10%	2%
Income tax provision (benefit)	3%	2%	0%	1%
Net income	12%	6%	10%	1%
Add: net loss attributable to noncontrolling interest	0%	1%	0%	1%
Net income attributable to Amtech Systems, Inc.	12%	7%	10%	2%

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

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2018	2017	Incr (Decr)	% Change	2018	2017	Incr (Decr)	% Change
Solar	$14,134	$28,981	$(14,847)	(51)%	$75,929	$56,960	$18,969	33%
Semiconductor	23,472	15,951	7,521	47%	60,945	45,097	15,848	35%
Polishing	3,594	2,828	766	27%	10,720	7,782	2,938	38%
Total net revenue	$41,200	$47,760	$(6,560)	(14)%	$147,594	$109,839	$37,755	34%

Total net revenue for the quarters ended June 30, 2018 and 2017 was $41.2 million and $47.8 million, respectively, a decrease of approximately $6.6 million or 14%. Revenue from the Solar segment decreased 51% compared to the prior year quarter due to lower shipments of our solar equipment. This change is primarily a result of shipments from Phase I of the turnkey order during the prior year quarter. We are operating in a challenging competitive environment due to lower prices and liberal payment terms that are offered from Chinese equipment manufacturers. These competitive pricing pressures are making it increasingly difficult for us to participate in our customers’ solar expansions. Revenue from our Semiconductor segment increased 47% compared to the prior year quarter due primarily to favorable market conditions and strong customer demand for our thermal processing systems. Revenue from the Polishing segment increased 27% compared to the prior year quarter due primarily to strong customer demand leading to increased sales of polishing templates and equipment.

Total net revenue for the nine months ended June 30, 2018 and 2017 was $147.6 million and $109.8 million, respectively, an increase of $37.8 million or 34%. Revenue from the Solar segment increased 33% compared to the prior year period due primarily to shipments relating to Phase II of the turnkey order, which were made during the first quarter of fiscal 2018. Revenue from the Semiconductor segment increased 35% compared to the prior year period due primarily to strong customer demand for our thermal processing systems and diffusion furnaces. Revenue from the Polishing segment increased 38% compared to the prior year period due primarily to strong customer demand leading to increased shipments of polishing templates and equipment.

Backlog and Orders

Our backlog as of June 30, 2018 and 2017 was $41.2 million and $125.7 million, respectively, a decrease of $84.5 million or 67%. Our backlog as of June 30, 2018 includes approximately $19.0 million of orders and deferred revenue from our Solar segment customers compared to $98.2 million at June 30, 2017, with the decrease primarily due to the shipment of the Phase I and Phase II equipment. New orders booked in the quarter ended June 30, 2018 were $26.2 million ($5.0 million Solar segment) compared to $79.9 million ($54.2 million Solar segment) of customer orders in the quarter ended June 30, 2017. The backlog of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment backlog.

As of June 30, 2018, one customer individually accounted for 15% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2018. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition. We have excluded from reported backlog approximately $5.8 million of solar customer orders that have not been cancelled, but are not expected to ship in the next twelve months.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2018	Gross Margin	2017	Gross Margin	Incr (Decr)	2018	Gross Margin	2017	Gross Margin	Incr (Decr)
Solar	$4,584	32%	$7,948	27%	$(3,364)	$19,007	25%	$11,506	20%	$7,501
Semiconductor	8,721	37%	6,428	40%	2,293	23,284	38%	18,151	40%	5,133
Polishing	1,294	36%	1,126	40%	168	4,370	41%	2,683	34%	1,687
Total gross profit	$14,599	35%	$15,502	32%	$(903)	$46,661	32%	$32,340	29%	$14,321

Gross profit for the three months ended June 30, 2018 and 2017 was $14.6 million (35% of net revenue) and $15.5 million (32% of net revenue), respectively, a decrease of $0.9 million. Gross margin on products from our Solar segment increased compared to the three months ended June 30, 2017, due primarily to recognition of previously deferred revenue. Gross margin on products from our Semiconductor segment decreased compared to the three months ended June 30, 2017, due primarily to increased sales of products with lower margins. Gross margin on products from our Polishing segment decreased from the prior year period, primarily due to changes in product mix. For the three months ended June 30, 2018, we recognized previously deferred gross profit of $1.3 million. For the three months ended June 30, 2017, we deferred gross profit of $0.2 million.

Gross profit for the nine months ended June 30, 2018 and 2017 was $46.7 million (32% of net revenue) and $32.3 million (29% of net revenue), respectively, an increase of $14.3 million. Gross margin on products from our Solar segment increased compared to the nine months ended June 30, 2017, due primarily to fixed costs being spread over higher sales volumes during the first three quarters of fiscal 2018. Gross profit on products from our Semiconductor segment increased while gross margin decreased due to product mix changes resulting in increased sales of lower margin products. Gross profit and gross margin on products from our Polishing segment increased from the prior year period, primarily due to higher sales of new products with higher margins. For the nine months ended June 30, 2018, we deferred gross profit of $0.1 million. For the nine months ended June 30, 2017, we deferred gross profit of $1.0 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2018 and 2017 were $9.5 million and $10.1 million, respectively. SG&A decreased compared to the prior year quarter due primarily to decreased employee-related expenses, partially offset by higher commissions and selling expenses related to higher revenues in our Semiconductor segment.

SG&A expenses for the nine months ended June 30, 2018 and 2017 were $29.6 million and $25.4 million, respectively. Compared to the nine months ended June 30, 2017, the increase in SG&A was primarily due to higher commissions, freight and other selling expenses related to higher revenues. Also, for the nine months ended June 30, 2017, SG&A expenses were reduced by the collections of previously reserved accounts receivable of approximately $1.0 million.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2018 and 2017 were $2.1 million and $1.4 million, respectively, an increase of $0.7 million, due primarily to increased R&D spending in our Solar segment. RD&E expense, net of grants earned, for the nine months ended June 30, 2018 and 2017 were $6.3 million and $4.6 million, respectively, an increase of $1.7 million, due primarily to increased R&D spending in our Solar segment.

Gain on Sale of Other Assets

For the three and nine months ended June 30, 2018, we recognized a gain of $2.9 million on the sale of our investment in Kingstone Technology Hong Kong Limited, with no comparable items in the 2017 periods.

Income Taxes

For the three and nine months ended June 30, 2018 we recorded income tax expense of $1.4 million and an income tax benefit of $0.2 million, respectively. For the three and nine months ended June 30, 2017 we recorded income tax expense of $1.0 million and $1.3 million, respectively. During the quarter ended March 31, 2018, we resolved an uncertain tax position and reversed the associated accrued tax, penalties and interest, which total $3.1 million. This reversal resulted in an income tax benefit for the nine months ended June 30, 2018, which was partially offset by income tax expense on our consolidated pre-tax income. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, in fiscal 2017, cumulative losses weighed heavily in the overall assessment. As a result of the review, where cumulative losses had been incurred, we continue to maintain a full valuation allowance for substantially all net deferred tax assets in the U.S. and foreign jurisdictions, including the carryforwards of U.S. net operating losses and foreign tax credits, which were acquired in the merger with BTU and net operating losses in Europe.

Liquidity and Capital Resources

At June 30, 2018 and September 30, 2017, cash and cash equivalents were $48.7 million and $51.1 million, respectively, a decrease of $2.4 million. Restricted cash decreased by $17.8 million to $6.9 million at June 30, 2018 from $24.6 million at September 30, 2017. Our working capital was $86.1 million as of June 30, 2018 and $71.1 million as of September 30, 2017.

The decrease in cash during the first nine months of fiscal 2018 of $2.4 million was primarily due to cash used in operations partially offset by proceeds from the exercise of stock options. We maintain a portion of our cash and cash equivalents in Euros at our Dutch and French operations and in RMB in our Chinese operations; therefore, changes in the exchange rate have an impact on our cash balances. Restricted cash decreased primarily due to the shipments of Phase II of the Solar turnkey order and achievement of the first two of three acceptance tests for Phase I, which resulted in the release of restrictions on the downpayments. Our ratio of current assets to current liabilities was 2.9:1 as of June 30, 2018, and 1.8:1 as of September 30, 2017.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $2.6 million for the nine months ended June 30, 2018, compared to cash provided by operations of $10.9 million for the nine months ended June 30, 2017, a decrease of $13.6 million. During the nine months ended June 30, 2018, cash was primarily generated through net income adjusted for non-cash items of $13.9 million, which was offset by an increase in working capital, primarily related to the turnkey project. A significant portion of the revenue and related cash payments related to the turnkey project remain deferred and restricted, respectively, until completion and acceptance of the integration of the equipment and transfer of the technology. During the nine months ended June 30, 2017, cash was primarily generated through net income adjusted for non-cash items of $3.8 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were partially offset by an increase in restricted cash, an increase in accounts receivable due to the high volumes of shipments during the quarter, and advances made to vendors.

Cash Flows from Investing Activities

For the nine months ended June 30, 2018, cash used in investing activities was $0.8 million compared to $0.3 million in the prior year period. The increase is related to increased capital expenditures, primarily at our Polishing segment.

Cash Flows from Financing Activities

For the nine months ended June 30, 2018, $1.6 million of cash provided by financing activities was comprised of $1.9 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.3 million. For the nine months ended June 30, 2017, $0.8 million of cash provided by financing activities was primarily comprised of $0.9 million of proceeds from the exercise of stock options, partially offset by payments on long-term debt of $0.5 million, net of borrowings of $0.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $14.6 million as of June 30, 2018, compared to $34.4 million as of September 30, 2017, a decrease of $19.8 million due primarily to reduced vendor commitments as we completed shipment of the equipment for Phase II of the large solar turnkey project. Approximately $1.8 million and $11.8 million of the June 30, 2018 and September 30, 2017 contractual obligations, respectively, were prepaid as of those dates in the form of advances to vendors.

There were no other material changes to the contractual obligations included in Part I, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2017.

Critical Accounting Policies

Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2017 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2018.

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

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Amtech’s internal control over financial reporting during the nine months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For discussion of legal proceedings, see Note 6 to our consolidated financial statements under “Part I, Item 1: Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

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
The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe our analysis and computations of the tax effects of the Act on us is partially, but not entirely, complete. For instance, we are still in the process of analyzing the earnings and profits and tax pools of our foreign subsidiaries to estimate the effects of the one-time repatriation transaction tax on certain net accumulated earnings and profits of our foreign subsidiaries. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Act on us as of June 30, 2018, to the extent we have been able to make such preliminary determinations. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of fiscal 2018. We intend to complete accounting for the Act by the end of fiscal 2018. Any adjustments to our provisional estimates or the effects of currently unknown impacts of the Act on us could affect our current or future financial statements, or both.

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

Issuer Purchases of Equity Securities

On March 28, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing on April 2, 2018. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended June 30, 2018.

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

     AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 9, 2018
Lisa D. Gibbs
Vice President – Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)