Form 10-K
period 2018-09-30
AMTECH SYSTEMS INC
filed 2018-12-07
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2018
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [  ]          Accelerated filer [X]          Non-accelerated filer [  ]
Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $90,900,902, based upon the closing sales price reported by the NASDAQ Global Market on that date.

     As of November 19, 2018, the registrant had outstanding 14,216,596 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement related to the registrant’s 2019 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2018, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement about Forward Looking Statements
Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2018 Annual Report to Shareholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A. Risk Factors.” Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our ability to successfully complete the turnkey orders and the associated costs and risks related thereto; difficulties in successfully executing our growth initiatives; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Annual Report on Form 10-K or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer handling automation, and related consumables used in fabricating semiconductor devices, light-emitting diodes, or LEDs, silicon carbide (SiC) and silicon power chips and solar cells. We sell these products to solar cell and semiconductor manufacturers worldwide, particularly in Asia, the United States and Europe. We were incorporated in Arizona in October 1981, under the name Quartz Engineering & Materials, Inc. We changed to our present name in 1987. We categorize each of our subsidiaries into one of three operating segments, based primarily on the industry they serve:

Operating Segment        % of 2018 Consolidated Net Revenue
Solar                        47%
Semiconductor                    45%
Polishing                     8%

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

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2018, 2017 and 2016 relate to the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Our operating segments are made up of the following six wholly-owned subsidiaries:

Semiconductor:

•	Bruce Technologies, Inc., or Bruce Technologies, a Massachusetts corporation based in North Billerica, Massachusetts, acquired in July 2004; and

•	BTU International, Inc., or BTU, a Delaware corporation based in North Billerica, Massachusetts, with operations in China, Singapore, Malaysia and the United Kingdom, acquired in January 2015.
Polishing:

•	P.R. Hoffman Machine Products, Inc., or PR Hoffman, an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997.
Solar:

•	Tempress Systems, Inc., or Tempress, a Texas corporation based in Vaassen, the Netherlands, acquired in 1994 and subsequently reincorporated in the Netherlands;

•	R2D Automation SAS, or R2D, a French corporation located near Montpellier, France, acquired in October 2007; and

•	SoLayTec B.V., or SoLayTec, a Netherlands corporation based in Eindhoven, the Netherlands. We acquired a 51% controlling interest in 2014 and acquired the remaining 49% in 2017.

Our major emphasis in the semiconductor and solar industries is the development of equipment for thermal processes and deposition for semiconductor and solar cell manufacturing. The markets we serve are experiencing rapid technological advances and are, historically, cyclical. Therefore, future profitability and growth depend on our ability to quickly develop or acquire and market new technology products and on our ability to adapt to cyclical trends.

Semiconductor chips, power chips, LEDs, solar cells and some microelectromechanical systems (“MEMS”) are semiconductors fabricated on silicon and silicon carbide wafer substrates, sliced from ingots. Semiconductor chips are part of the circuitry of many products including solar cells and inverters, computers, telecommunications devices, automotive products, consumer electronics, and industrial automation and control systems. LEDs manufactured using our equipment are used in industrial, commercial and residential lighting. Solar cells are assembled into solar panels and are responsible for converting sunlight into electricity. Our wafer handling, thermal processing and consumable products currently address the diffusion and deposition steps, including atomic layer deposition, used in the fabrication of semiconductors, solar cells, LEDs, MEMS and the polishing of newly sliced silicon and compound semiconductor wafers, as well as the packaging and assembly of the electronic components. Our reflow ovens provide key thermal processing steps for both semiconductor packaging and electronics assembly. Key end-markets for these packages and assemblies include: communications, computing & networking, consumer and industrial electronics, and automotive electronics and sensors.

Our Polishing segment provides solutions to the lapping and polishing marketplace for LED, SiC power chip applications, optics and photonics. Lapping is the process of abrading components with a high degree of precision for flatness, parallelism and surface finish. Common applications for this technology are silicon wafers for semiconductor products, sapphire substrates for LED lighting and mobile devices, compound substrates, like silicon carbide wafers, for LED and power device applications, various glass and silica components for 3D image transmission, quartz and ceramic components for telecommunications devices, medical device components and optical and photonics applications.

We believe our product portfolio, developed through a track record of technological innovation as well as the successful integration of key acquisitions, provides exceptional value to semiconductor and solar cell manufacturing by increasing yields, efficiency and throughput. We have been providing manufacturing solutions to the semiconductor industry for over 30 years and have leveraged our semiconductor technology and industry presence to capitalize on growth opportunities. Our customers use our equipment to manufacture semiconductor chips, solar cells, silicon and compound semiconductor wafers and MEMS, which are used in end markets such as telecommunications, consumer and industrial electronics, computers, automotive electronics and sensors, mobile devices and solar power. To complement our research and development efforts, we also sell our equipment to, and coordinate certain development efforts with, research institutes, universities and customers.

The semiconductor and solar cell industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has at times experienced structural imbalances between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our high throughput equipment platforms, technologies for higher cell efficiency, greater knowledge of the complete cell manufacturing process and advanced automation have contributed significantly to our success in securing the large orders for the first two phases of a multi-phase turnkey project announced in January and April of 2017 from a new solar cell manufacturer in China. For equipment orders that are not part of turnkey projects, we compete with Chinese equipment manufacturers that offer lower prices, liberal payment terms and have a more substantial local presence. As a result, we are finding it more difficult to participate in large capacity expansions in China. While we intend to continue developing advanced products and technologies, we believe we will need to significantly restructure our Solar segment operations to achieve profitability and compete effectively with Chinese equipment manufacturers. During this Solar restructuring, we intend to focus on our Semiconductor segment to enhance our opportunities as it becomes a more significant segment of our business.

ACQUISITIONS AND DISPOSITIONS

In September 2015, we sold a portion of our equity interest in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”) to a China-based venture capital firm. Kingstone Hong Kong is the parent company of Shanghai Kingstone (“Shanghai Kingstone” and, together with Kingstone Hong Kong, “Kingstone”), a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011). Proceeds from this sale were paid to Amtech and used to fund our core strategic initiatives. After giving effect to this sale transaction, we owned 15% of Kingstone Hong Kong, which in turn represented an 8% beneficial ownership interest in Shanghai Kingstone. Effective June 29, 2018, we sold our remaining 15% ownership interest in Kingstone Hong Kong to the majority owner for approximately $5.7 million.

In December 2014, in furtherance of our business model or growth through strategic acquisitions, we expanded our presence in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides atomic layer deposition, or ALD, systems used in high efficiency solar cells. In July 2017, we acquired the remaining 49% interest in SoLayTec.

GROWTH STRATEGY

Our objective is to grow revenues and expand our operations, which we seek to accomplish through the pursuit of the following strategies:

Capitalize on Growth Opportunities in the Semiconductor Industry by Leveraging Our Thermal and Material Processing Expertise, Top-Tier Customer Relationships, Track Record of Technological Innovation and Exceptional Customer Service. We believe that long-term growth in the semiconductor industry will be driven by several macro-economic factors, such as increased adoption of customer and industrial electronics, from mobile devices, Internet-of-Things (IoT), and accelerated adoption of sensors and electronics in the automotive industry, and China’s investment in their domestic semiconductor production capacity. As the semiconductor market continues to develop, advances in process technology will be vital to remaining competitive. We intend to continue leveraging our market position, relationships with leading global semiconductor customers and demonstrated track record of technical innovation and exceptional customer service to maximize sales of our current and next-generation technology solutions.

Develop Multi-Product Solutions to Expand Our Addressable Market. We are focused on acquiring, developing and licensing new products across our business in response to customer needs in the markets we serve. As we add to our product portfolio, we plan to continue expanding our offerings within the semiconductor production process, thus capturing a greater percentage of capital spent on increasing semiconductor production. We have successfully developed products to expand our addressable market and continue to make evolutionary upgrades to our existing semiconductor equipment and service offerings.

Pursue Strategic Acquisitions That Complement Our Strong Platform. Historically, we have developed and implemented an acquisition strategy consistent with our focus of maintaining market leadership and technology innovation that addresses the continued growth in the semiconductor and solar industries. As part of this strategy, we continually evaluate potential technology, product and business acquisitions or joint ventures that we believe will increase our existing market share in the semiconductor, SiC/LED and solar industries and expand our addressable market. In evaluating these opportunities, our objectives include: enhancing our earnings and cash flows, adding complementary product offerings, expanding our geographic footprint, improving our production efficiency and expanding our customer base.

SEMICONDUCTOR AND POLISHING OPERATIONS

We provide diffusion equipment as well as handling, storage and automation equipment and related services to leading semiconductor manufacturers. Our products include horizontal and vertical diffusion furnaces used to produce semiconductors, silicon wafers and MEMS, as well as dual side lapping and polishing equipment, dual side lapping and polishing carriers, single side polishing templates, mass wafer transfer systems, loaders and sorters.

As demand for increasingly sophisticated electronic devices continues, new technologies such as electric and autonomous automobiles, artificial intelligence, advanced power management, advances in consumer electronics, mobile devices and Internet-of-Things (IoT) will help to drive future growth. Electronic equipment continues to become more complex, yet end users are still demanding smaller, lighter and less expensive devices. This, in turn, requires increased performance and reduced cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment, such as that supplied by BTU.

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

Our primary process equipment focus is our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type systems and our PECVD systems. Our N-type technology has been developed through a three-party research collaboration agreement with the Energy Research Centre of the Netherlands, or ECN, a leading solar research center in Europe and Yingli Green Energy Holding Company Limited, or Yingli, one of the world’s leading vertically integrated photovolataic (“PV”) product manufacturers. In 2012, we launched our PECVD system, which can be used for N-type or P-type systems. Additionally, through SoLayTec, we produce, develop, deliver and service ultrafast atomic layer deposition (“ALD”) machines used in high efficiency solar cells.

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

SEMICONDUCTOR AND SOLAR PRODUCTS

Our furnace and automation equipment is manufactured in our facilities in Massachusetts, the Netherlands, France and China. The following paragraphs describe the products that comprise our semiconductor and solar businesses:

Horizontal Diffusion Furnaces. Through Tempress and Bruce Technologies, we produce and sell horizontal diffusion and deposition furnaces. Our horizontal furnaces currently address several steps in the solar and semiconductor manufacturing processes, including diffusion, phosphorus tetrachloride doping, or POCl3, boron tribromide, or BBR3, low-pressure chemical vapor deposition, or LPCVD, high temperature oxidation (used in silicon and silicon carbide power chips), and annealing.

Our horizontal furnaces generally consist of three large modules: the load station, where the loading of the wafers occurs; the furnace section, which is comprised of one to five thermal reactor chambers; and the gas distribution cabinet, where the flow of gases into the reactor chambers is controlled, and often customized to meet the requirements of our customers’ particular processes. The horizontal furnaces utilize a combination of existing industry and proprietary technologies and are sold primarily to semiconductor and solar customers. Our models are capable of processing all currently existing wafer sizes.

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

Small Batch Vertical Furnace. Our small batch, two-tube vertical furnace was developed internally with the active support from a large semiconductor manufacturer and long-term customer. The specifications for this furnace include a two-tube vertical furnace for wafer sizes of up to 200mm, with each tube having a small flat zone capable of processing 25-50 wafers per run. We are targeting niche semiconductor applications, including research and development, while we continue to develop additional processes, since the competition in the large batch vertical furnace market is intense and our competitors are much larger and have substantially greater financial resources, processing knowledge and advanced technology than we have.

Chemical Vapor Deposition (CVD). We have developed two applications utilized in solar device technology. Our solar PECVD product applies an anti-reflective coating to solar wafers; a coating critical to the efficiency of solar cells. PECVD layers are also used for passivation of the front and/or back side of the solar cell. We recently introduced tunnel oxide passivated contact (TOPCON) technology, a new application in solar cell processing offering cell efficiency potentials of greater than 22%. We are exploring next-generation high-efficiency technology and dedicating our efforts to process development.

Atomic Layer Deposition (ALD). We produce, develop, deliver and service machines worldwide for ultrafast, spatial (ALD) equipment, a promising technology for ultrathin Al2O3 passivation layers on solar cells. The ALD machines from SoLayTec are intended for industrial production in the solar market. The unique feature of the SoLayTec machines is the leading, single-sided precision over the deposition thickness.

Automation Products - Solar & Semiconductor. Our automation products are used in several diffusion steps and in the anneal processing step of solar cell manufacturing. Our R2D automation equipment includes mass wafer transfer systems, sorters, long-boat transfer systems, load station elevators, buffers and conveyers. We use vacuum technology in our Standalone and our Full Automation solar wafer transfer systems designed to ensure high throughput and reduced breakage, resulting in increased yield.

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

We also specialize in precision controlled, high-temperature belt furnaces for a wide range of custom applications, such as brazing, direct bond copper (DBC), diffusion, sintering and advanced solar cell processing. These controlled atmosphere furnaces are available with temperature ranges up to 1150°C and with various process atmospheres, including hydrogen and nitrogen.

POLISHING PRODUCTS

Our Polishing division manufactures the products described below in Pennsylvania and sells them under our PR Hoffman brand name.

Wafer Carriers. We manufacture carriers in a variety of sizes and materials. Sizes range from 3 to 38 inches in diameter using a variety of special steels, laminates and extruded polymer raw materials. Silicon wafers, compound substrate wafers, and large optics require special insert carriers. These carriers combine the strength of hardened steel as the processing backbone with a softer plastic material in the work holes known as an insert. Inserts are permanently molded into the work holes in a pressurized process. These inserted work holes provide smoother processing, improved wafer total thickness variation (TTV) and improved wafer edge quality. Insert carriers are available for all wafer sizes from 75mm to 450mm and can be made from hardened and tempered carbon steel or specialized stainless steel when metal contamination is a processing concern. Insert carriers are widely accepted as the industry solution for both prime wafer and reclaim wafer manufacturers when dual sided lapping or polishing are utilized in their front-end wafer process.

Semiconductor Polishing Templates. Our polishing templates are used to securely hold silicon carbide, silicon, sapphire or other wafer materials in place during single-sided wax-free polishing processes. Polishing templates are customized for specific applications and are manufactured to extremely tight tolerances. We offer a variety of options to provide the best solution for each specific process. Polishing templates are manufactured for all brands of tools and virtually any wax-free customer process. Critical front-end wafer surface specifications are finalized during the polishing process.

Double-Sided Lapping and Polishing Machines. Double-sided lapping and polishing machines are designed to process thin and fragile materials, such as semiconductor, sapphire and other wafer-like materials, precision optics, computer disks, ceramic components, specialty metal products to exact tolerances of thickness, flatness, parallelism and surface finish. On average, we believe that we offer our surface processing systems with a lower cost of ownership than systems offered by our competitors. We target the compound substrate, semiconductor, optical sapphire, glass, quartz, ceramics, medical, computer disk and metal working markets.

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

Since much of our polishing supplies know-how relates to the manufacture of these products, our Carlisle facility is equipped to perform a significantly higher percentage of the fabrication steps required in the production of its products. However, injection molding for our insert carriers and the manufacture of raw cast iron plates are subcontracted out to various third parties. Our polishing supplies business relies on key suppliers for certain materials, including two steel mills in Germany and Japan, an injection molder, a single-sourced pad supplier from Japan and an adhesive manufacturer. To minimize the risk of production and service interruptions and/or shortages of key parts, we maintain appropriate inventory levels of key raw materials and parts.

CUSTOMERS AND SEASONALITY

Our customers are primarily manufacturers of integrated circuits and solar cells. During 2018, 86% of our net revenue came from customers outside of North America. This group represented 88% of revenues in 2017. In 2018, net revenue was distributed among customers in different geographic regions as follows: North/South America 14% (12% of which is in the United States), Asia 70% (including 53% to China, 6% to Malaysia and 7% to Taiwan) and Europe 16%. In 2018 and 2017, a turnkey customer accounted for 25% of net revenue in each year. In 2016, one customer accounted for 11% of net revenue. Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of semiconductor and solar cell manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions.

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

Sales to distributors are generally on terms comparable to sales to end-user customers, as our distributors generally quote their customers after first obtaining a quote from us and have an order from the end-user before placing an order with us. Our sales to distributors are not contingent on their future sales and do not include a general right of return. Historically, returns have been rare. Distributors of our semiconductor and solar equipment do not stock a significant amount of our products, as the inventory they hold is generally limited to parts needed to provide timely repairs to customers.

RESEARCH, DEVELOPMENT AND ENGINEERING

The markets we serve are characterized by evolving industry standards and rapid technological change. To compete effectively, we must continually maintain or exceed the pace of such change by improving our products and our process technologies and by developing new technologies and products that are competitive based on price and performance. To assure that these technologies and products address current and future customer requirements, we obtain as much customer cooperation and input as possible, thus increasing the efficiency and effectiveness of our research and development efforts. In addition, we look for strategic acquisitions, that will provide us with new technologies to compete effectively in the markets in which we operate.

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer’s order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research, development and engineering costs. In 2018, 2017 and 2016, we recorded research, development and engineering expense of $7.8 million, $6.4 million and $8.0 million, respectively.

COMPETITION

We compete in several distinct equipment markets for semiconductor devices, semiconductor wafers, solar cells, MEMS, electronics assembly, lapping and polishing machines as well as the markets for supplies used in the LED, mobile devices and semiconductor industries. Each of these markets is highly competitive. Our ability to compete depends on our ability to continually improve our products, processes and services, as well as our ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in these markets include the product’s technical capability, productivity, cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control and the level of technical service and support. Since 2012, the solar cell industry has experienced a structural imbalance between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our high throughput equipment platforms, technologies for higher cell efficiency, and greater knowledge of the complete cell manufacturing process have contributed significantly to our success in securing the large orders for the first two phases of a multi-phase turnkey project announced in January and April of 2017 from a new solar cell manufacturer in China. For equipment orders not part of a turnkey solution, we compete with Chinese equipment manufacturers that offer lower prices coupled with liberal payment terms and localized service. We are finding it more difficult to participate in the capacity expansions of those Chinese companies that already have significant experience with all facets of producing solar cells and at least some prior experience working with local equipment vendors. We plan to seek further cost reductions to address the competition from Chinese equipment vendors and to focus on how we can participate profitably in the solar industry.

The Semiconductor Device, Solar Cell and MEMS Markets. Equipment and automation produced by our Semiconductor and Solar operating segments primarily compete with those produced by other original equipment manufacturers, some of which are well-established firms that are much larger and have substantially greater financial resources than we have. Competitors of our horizontal diffusion furnaces and PECVD equipment include Centrotherm GmbH, Koyo Systems Co. Ltd., Sandvik Thermal Process, Inc., a subsidiary of Sandvik AB, 48th Institute, Naura Technology Group Co., CVD Equipment, Inc., Semco Engineering S.A., S.C New Energy and Meyer Burger, Ltd. We are experiencing increased competition from local Chinese equipment manufacturers, including S.C New Energy, 48th Institute and Naura Technology Group Co., which may receive varying levels of financial support from the Chinese government. Our primary competitive advantages over such local manufacturers include our high-throughput equipment platforms, higher-efficiency solar cell production technologies, greater knowledge of the complete cell manufacturing process and advanced automation, which we develop in collaboration with customers and research institutes. Our semiconductor equipment and polishing products also face competition on the low-end of the price spectrum, where the customers’ requirements are less demanding.

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

EMPLOYEES

As of September 30, 2018, we employed 468 people. Of these employees, 12 were based at our corporate offices in Tempe, Arizona, 39 at our manufacturing plant in Carlisle, Pennsylvania, 98 at our manufacturing plant in N. Billerica, Massachusetts, 117 at our combined facilities in the Netherlands, 137 at our facilities in China, 12 at other Asia-Pacific offices, 46 at our facilities in France, and 7 at our office in the United Kingdom. Of the 39 people employed at our Carlisle, Pennsylvania facility, 21 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike, and other than employees at the Carlisle facility, no other employees are represented by a union. Certain of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

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

To our knowledge, there are currently no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material unresolved claims made by third parties that we are infringing the intellectual property rights of such third parties.

AVAILABLE INFORMATION

Our website is located at www.amtechsystems.com. Through our website, we make available, without charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the Securities and Exchange Commission, or the SEC. The information found on our website, or information that may be accessed through links on our website, are not part of this or any other report we file with, or furnish to, the SEC. In addition, our SEC filings are available at the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our business faces significant risks. Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The following risk factors should be read in conjunction with the other information and risks set forth herein.

Risks Related to our Industries

There is ongoing volatility in the solar and semiconductor equipment industries.

The solar and semiconductor equipment industries are highly cyclical and the conditions of the industries we operate are volatile. As such, demand for, and the profitability of, our products can change significantly from period to period as a result of numerous factors, including the following:

•	changes in global and regional economic conditions;

•	the shift of solar and semiconductor production to Asia, where there often is increased price competition;

•	tariffs, quotas and international trade barriers, including without limitation unfair trade proceedings against solar PV manufacturers in China;

•	changes in capacity utilization and production volume of manufacturers of solar cells, semiconductors, silicon wafers and MEMS;

•	the profitability and capital resources of those manufacturers;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base; and

•	the financial condition of solar PV customers and their access to affordable financing and capital.

For these and other reasons, our results of operations for past periods may not be indicative of future operating results.

The purchasing decisions of our customers are highly dependent on their capacity utilization, which changes when new facilities are put into production and with the level of demand for solar cells and semiconductors, as well as their company’s capital expenditure budget. Purchasing decisions are also impacted by changes in the economies of the countries which our customers serve, as well as the state of the worldwide solar and semiconductor industries. The timing, length and severity of the up-and-down cycles in the solar and semiconductor equipment industries are difficult to predict. The cyclical nature of our marketplace affects our ability to accurately budget our expense levels, which are based in part on our projections of future revenue.

When cyclical fluctuations result in lower than expected revenue levels, operating results are adversely affected. Cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, our operating results may be adversely affected if we are unable to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions; effectively manage the supply chain; and motivate and retain key employees. In addition, during periods of rapid growth, our operating results may be adversely affected if we are unable to increase manufacturing capacity and personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that we can timely and effectively respond to the industry cycles, and our failure to do so could have a material adverse effect on our business.

We are exposed to risks as a result of ongoing changes specific to the solar industry.

A significant portion of our business is to supply the solar market, which, in addition to the general industry changes described above, is characterized by ongoing changes specific to the solar industry, including:

•	a structural imbalance between supply and demand, which has increased competitive pressure on selling prices;

•
varying energy policies of governments around the world and their influence on the rate of growth of the solar PV market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable energy portfolio standards and requirements for solar installations on government facilities;

•
the need to continually decrease the cost-per-watt of electricity produced by solar PV products to or below competing sources of energy by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PV;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV compared to the cost of electricity from the existing grid or other energy sources;

•	varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from us;

•	the cost of polysilicon and other materials; and

•	an increasing number of local equipment and parts suppliers based in Asia with certain cost and other advantages over suppliers from outside Asia.

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

The solar and semiconductor equipment industries are highly competitive and, because we are relatively small in size and have fewer financial and other resources compared to our competitors, we may not be able to compete successfully with them.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully in these markets. Some of our competitors are diversified companies with extensive financial resources and research, engineering, manufacturing, marketing and customer service and support capabilities that are greater than ours. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services we offer. These competitors may bundle their products in a manner that discourages customers from purchasing our products. In addition, we face competition from emerging solar and semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer often at a lower price than ours and use innovative technology to sell products into specialized markets. We also face competition from Chinese equipment manufacturers that may receive greater support than we do from Chinese customers and governmental agencies because they are locally based. For non-turnkey equipment solutions, our local Chinese competitors may offer lower prices and more liberal payment terms than ours. We also are encountering increasing competition due to capacity expansions of Chinese companies that have significant experience with all facets of solar cell production and some experience working with local Chinese equipment vendors. Loss of our competitive position due to any of these factors could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations.

Demand declines could occur for horizontal diffusion furnaces and related equipment, or for other solar industry products.

The revenue of our solar equipment business is comprised primarily of sales of horizontal diffusion furnaces, PECVD equipment and automation products. Our automation products are useable almost exclusively with horizontal diffusion furnaces. A significant part of our growth strategy involves expanding our sales to the solar industry. The solar industry is subject to risks relating to industry shortages of polysilicon, the continuation of government incentives, tariffs and trade barriers, the availability of specialized capital equipment, global energy prices and rapidly changing technologies offering alternative energy sources and manufacturing processes. If the demand for solar industry products declines, the demand by the solar industry for our products would also decline and our financial position and results of operations would be harmed.

For example, there is a trend in the semiconductor industry towards the use of newer technology in manufacturing facilities, such as vertical diffusion furnaces, which are more efficient than horizontal diffusion furnaces in certain processes for manufacturing smaller chips on larger wafers. To the extent the trend to use new technologies such as vertical diffusion furnaces continues, our revenue may decline and our corresponding ability to generate income may be adversely affected.

Governmental subsidies to the solar industry or demand for solar energy could decline.

The solar energy sector is dependent upon governmental subsidies, some of which have been scaled back and are not guaranteed to continue. A further decline in these subsidies could reduce our ability to make investments in our company and grow our business in this market. The solar industry also faces overcapacity in production, which has a significant adverse impact on the demand for the capital equipment we supply. As a result, we cannot provide assurance that we will realize a return on these investments which may have a material adverse effect on our business.

Risks Related to Our Business and Our Operations

The number of turnkey project order opportunities available to us is uncertain, and our focus on such projects may increase our risks related to current and future performance, project management, supplier fulfillment, unforeseen site conditions, and the regulatory environment.

A turnkey project is a complete solar cell manufacturing line, including equipment manufactured by third parties, and the design, delivery, installation, start-up, and qualification of the entire line. Though historically we have successfully participated in turnkey projects, customer demand for turnkey projects can fluctuate significantly, such that the magnitude and frequency of previously announced turnkey orders may not be indicative of future turnkey orders or of our future financial performance. Additionally, turnkey orders may present additional project execution risks to us, such as the following:

•	project delays and cost over-runs, leading to lower-than-expected revenue;

•	organizational stress/burden that could impact fulfillment of other orders;

•	project duration and customer acceptance;

•	use of and reliance on subcontractors;

•	supplier relationships and constraints;

•	pricing and fulfillment;

•	unfavorable turnkey site conditions, such as readiness of customer facilities and access restrictions; and

•	local regulations and policies.

Such risks could make it difficult or impossible for us to complete a turnkey order or cause us to incur unforeseen costs and expenses to do so. Failure to complete a turnkey order or unforeseen costs and expenses incurred in completing a turnkey order could have a material adverse effect on our financial condition and results of operations.

We may not be able to generate sufficient cash flows or obtain access to external financing necessary to fund existing operations and planned expansions.

Cash flows may be insufficient to provide adequate working capital in the future and we may require additional financing for further implementation of our growth plans. There is no assurance that any additional financing will be available if and when required, or, even if available, that it would not materially dilute the ownership percentage of our then existing shareholders, result in increased expenses or result in covenants or special rights that would restrict our operations.

Our reliance on sales to a few major customers, often on credit terms, places us at financial risk.

We currently sell to a relatively small number of customers and expect to do so for the foreseeable future. Therefore, our operating results depend on the ability of these customers to sell products that require our equipment in their manufacture. Many of our customer relationships have developed over a short period of time and certain ones are in the early stages of development. The loss of sales to any of these customers would have a significant negative impact on our business. Additionally, our customers cancel their agreements with us if we fail to meet certain product specifications, materially breach agreements or encounter insolvency or bankruptcy. They also may seek to renegotiate the terms of current agreements or renewals. We cannot be certain our existing customers will generate significant revenue for us in the future or that these new customer relationships will continue to develop. If we are unable to expand our customer base, we may not be able to maintain or increase our revenue.

As of September 30, 2018, one customer individually represented 23% of our accounts receivable. As of September 30, 2017, two customers individually represented 24% and 11% of our accounts receivable. A concentration of our receivables from one or a small number of customers places us at risk. In such a scenario, a significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. We attempt to manage this credit risk by performing credit checks, by requiring significant partial payments prior to shipment, where appropriate, and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek and, on occasion, may receive pricing, payment, intellectual property-related or other commercial terms that are less favorable to us than the current terms we customarily obtain. If any one or more of our major customers were to re-negotiate their agreements on more favorable terms, or not pay us or continue business with us, it could adversely affect our financial position and results of operations.

If we are unable to require certain customers to make advance payments when they place orders with us, or if our customers fail to meet their payment obligations, we may experience increased needs to finance our working capital requirements and may be exposed to increased credit risk.

We require many of our customers to make an advance payment representing a percentage of their orders, which is a business practice that helps us manage our accounts receivable, prepay our suppliers and reduce the amount of funds that we need to meet our working capital requirements. We cannot assure that this practice will continue in the future. If this practice ceases, we may not be able to secure additional financing on a timely basis or on terms acceptable to us or at all. Currently, a significant portion of our revenue is derived from credit sales to our customers, generally with payments due within less than three months after shipment. As a result, any future decrease in the use of cash advance payments by our customers may negatively impact our short-term liquidity and expose us to additional and more concentrated credit risk. From time to time, we also may need to commence legal proceedings to recover accounts receivables from customers, which would increase our expenses. Any failure by our customers to settle outstanding accounts receivable in the future could materially and adversely affect our cash flow, financial condition and results of operations.

Our customers could cancel or fail to accept a large system order.

Our backlog includes orders for large systems, such as our diffusion furnaces, with system prices of up to and in excess of $1.0 million, depending on the system configuration, options and any special requirements of the customer. Some orders include multiple systems. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize revenue or profit from completing these orders. Our financial position and results of operations could be materially and adversely affected should any large systems order be canceled prior to shipment or not be accepted by the customer. Cancellations may result in inventory that we may not be able to sell or reuse if those products have been tailored for a specific customer’s requirements and cannot then be sold without significant incremental cost. We have experienced cancellations in the past. We cannot provide any assurance that we will realize revenue or profit from our backlog.

We may not be able to manage the business successfully through severe business cycles.

We may be unable to successfully expand or contract our business to meet fluctuating demands. Market fluctuations place significant strain on our management, personnel, systems and resources. In fiscal years 2010 and 2011, we purchased additional equipment and real estate to significantly expand our manufacturing capacity and hired additional employees to support an increase in manufacturing, field service, research and development and sales and marketing efforts. Over the past several years, the rapid decline in demand caused us to reduce headcount in manufacturing and field service and to reduce certain research and development costs. To successfully manage our growth through such market fluctuations, we believe we must effectively:

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

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapidly changing business cycles. If we are unable to manage these cycles effectively, we may not be able to take advantage of market opportunities, develop new technologies for the production of solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs.

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead times and/or obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, file for bankruptcy protection or possibly cease operations. We also may experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of any of the following:

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

During fiscal 2017, 88% of our net revenue came from customers outside of North America. During fiscal 2018, 86% of our net revenue came from customers outside of North America as follows:

•	Asia - 70% (including China - 53%, Malaysia 6% and Taiwan - 7%); and

•	Europe - 16%

Each geographic region in the markets in which we operate exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Our business and results of operations could be negatively affected by periodic local or international economic downturns, trade balance issues and political, social and military instability in countries such as China, India, South Korea, Taiwan and possibly elsewhere. In addition, we face competition from a number of suppliers based in Asia that have certain advantages over suppliers from outside of Asia. These advantages include lower operating, shipping and regulatory costs, proximity to customers, favorable tariffs and other government policies that favor local suppliers. Additionally, the marketing and sale of our products to international markets expose us to a number of risks, including the following:

•
increased costs associated with maintaining the ability to understand the local markets and follow their trends and customs, as well as developing and maintaining an effective marketing and distributing presence;

•	limitations on our ability to require advance payments from our customers;

•	difficulty in providing customer service and support in local markets;

•	difficulty in staffing and managing overseas operations;

•	longer sales cycles and time collection periods;

•	fewer or weaker legal protections for our intellectual property rights;

•	failure to develop appropriate risk management and internal control structures tailored to overseas operations;

•	difficulty and costs relating to compliance with the different or changing commercial and legal requirements of our overseas markets;

•	fluctuations in foreign currency exchange and interest rates;

•	failure to obtain or maintain certifications for our products or services in these markets; and

•	international trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses.

Our business may be adversely affected by significant exchange rate fluctuations.

We incurred net foreign currency transaction losses of $0.1 million during each of the fiscal years ended September 30, 2018 and September 30, 2017. Though our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future, especially as we continue to expand operations into other countries. Such risk includes possible losses due to currency exchange rate fluctuations, future prohibitions against repatriation of earnings, or proceeds from disposition of investments.

We are exposed to risks associated with an uncertain global economy.

Uncertain global economic conditions and slowing growth in China, Europe and the United States, along with difficulties in the financial markets, national debt concerns and government austerity measures in certain regions, pose challenges to the industries in which we operate. Related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause our customers to delay, cancel, or refrain from placing orders for equipment or services. These actions may, in turn, reduce our net sales, reduce backlog, and affect our ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability also may cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can result in lower sales and/or additional inventory or bad debt expense for us. These conditions may similarly affect key suppliers, impairing their ability to deliver parts and potentially causing delays or added costs for delivery of our products. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect our ability to compete effectively. Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify our business model, which may adversely affect our ability to capitalize on opportunities in a market recovery. If we do not timely and appropriately adapt to changes resulting from these uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, our business, financial condition and results of operations may be materially and adversely affected.

We are dependent on key personnel for our business and product development and sales.

Historically, our relationships with key customers and partners have depended on personal relations and other contacts established by certain of our executive officers. Though we cannot assure that such relationships will continue, such cooperation is expected to continue to be a significant element in our future development efforts.

Furthermore, it may not be feasible for any successor to maintain the same business relationships that our executive officers have established. While we are the beneficiary of a life insurance policy on the life of our Executive Chairman, Mr. Whang, there is no assurance that such insurance will be sufficient to cover the cost of finding and hiring a suitable replacement for Mr. Whang. If we were to lose the services of Mr. Whang for any reason, it could have a material adverse effect on our business.

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

•	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

•	the possibility that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders;

•	impairment of acquired assets as a result of technological advancements or worse-than-expected performance of the acquired company;

•	inability to complete proposed transactions as anticipated or at all and any ensuing obligation to pay a termination fee and any other associated transaction expenses;

•	the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;

•	potential changes in our credit rating, which could adversely impact our access to and cost of capital;

•	potential litigation that may arise in connection with an acquisition;

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

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers’ demands, accumulating excess inventory may have a significant unfavorable impact on our operating results and financial condition. Changing customer demands, supplier lead times and uncertainty surrounding new product launches expose us to risks associated with excess inventory or shortages. Our products are manufactured using a wide variety of purchased parts and raw materials and we must maintain sufficient inventory levels to meet the demand for the products we sell, which can change rapidly and unexpectedly. During peak years in the solar and semiconductor industries, increases in demand for capital equipment result in longer lead times for many important system components. Future increases in demand could cause delays in meeting shipments to our customers. Because of the variability and uniqueness of customer orders, we try to avoid maintaining an extensive inventory of materials for manufacturing. However, long lead times for important system components during industry upturns sometimes require us to carry higher levels of inventory and make larger purchase commitments than we otherwise would make. We may be unable to sell sufficient quantities of products in the event that market demand changes, resulting in increased risk of excess inventory that could lead to obsolescence or reduced liquidity as we fulfill our purchase commitments. On the other hand, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure that we can accurately predict market demand and events to avoid inventory shortages or inventories and purchase commitments in excess of our current requirements.

Supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.

We use numerous materials suppliers covering a wide range of materials and services in the production of our products including custom electronic and mechanical components. Key vendors include suppliers of controllers, quartz and silicon carbide for our diffusion systems, two steel mills capable of producing the types of steel to the tolerances needed for our wafer carriers, an injection molder that molds plastic inserts into our steel carriers, an adhesive manufacturer that supplies the critical glue and a pad supplier that produces a unique material used in the manufacture of our polishing templates. We also rely on third parties for certain machined parts, steel frames and metal panels and other components used particularly in the assembly of solar and semiconductor production equipment. Although we strive to ensure that parts are available from multiple suppliers, we procure some key parts from a single supplier or a limited group of suppliers. Thus, at times, certain parts may not be available in sufficient quantities, or on a timely and cost-efficient basis, to adequately meet our needs and the needs of our customers.

Further, because the selling price of some of our systems exceeds $1.0 million, the delay in the shipment of even a single system could cause significant variations in our quarterly revenue. In the event of supplier capacity constraints, production disruptions, or failure to meet our requirements concerning quality, cost or performance factors, we may transfer our business to alternative sourcing which could lead to further delays, additional costs or other difficulties. If, in the future, we do not receive, in a timely and cost-effective manner, a sufficient quantity and quality of parts to meet our production requirements, our financial position and results of operations may be materially and adversely affected.

We might fail to develop adequate internal organizational structures, internal controls and risk monitoring and management systems for an organization of our scale.

Our business and operations have expanded rapidly through organic growth and acquisitions, as well as successfully managed frequent cyclical contractions. These periods of growth and contraction require the diversion of significant management resources to develop and implement adequate structures for internal organization and information flow, an effective internal control environment, risk monitoring and management systems in line with the scale of our organization, and the hiring and integration of qualified employees into our organization. In addition, disclosure and other ongoing obligations associated with being a public company further increase the challenges to our finance, legal and accounting teams. Furthermore, if we fail to continue to develop and implement appropriate structures for internal organization and information flow, an effective internal control environment and a risk monitoring and management system, we may not be able to identify unfavorable business trends, administrative oversights or other risks that could materially and adversely affect our business, prospects, financial condition and results of operations.

Unsatisfactory performance of, or defects in, our products may cause us to incur additional warranty expenses, damage our reputation and cause our sales to decline.

As of September 30, 2018 and 2017, our accrued warranty costs amounted to $1.0 million and $1.3 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate in light of the actual performance of our products. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our financial condition and results of operations.

We may incur impairment charges to goodwill or long-lived assets.

We have acquired, and may acquire in the future, goodwill and other long-lived intangible assets. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually, typically during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of our common stock, changes in our strategies or product portfolio, and restructuring activities. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. As is the case with our impairment charge in fiscal 2018, we may again be required to record a charge to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist, which could materially and adversely affect our results of operations.

Our income taxes are subject to variables beyond our control.

Our net income and cash flow may be adversely affected by conditions affecting income taxes which are outside our control. Examples of the potential uncontrollable circumstances that could affect our tax rate are as follows:

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

Our officers, directors and largest shareholders could choose to act in their best interests and not necessarily those of our other shareholders.

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates represent a significant portion of our common stock held as of September 30, 2018, and, therefore, have significant influence over our management and corporate policies. These shareholders have significant influence over all matters submitted to our shareholders, including the election of our directors and approval of business combinations, and could potentially initiate or delay, deter or prevent a change of control. Circumstances may occur in which the interests of these shareholders may conflict with the interests of Amtech or those of our other shareholders, and these shareholders may cause us to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these shareholders would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders. In addition, involvement of certain activist shareholders may impact our ability to recruit and retain talent or otherwise distract management or make decisions that we believe are in the long-term interest of all shareholders.

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

Natural disasters, outbreaks of infectious diseases, terrorist attacks, wars and threats of war may negatively impact our operations, revenue, costs and stock price.

Natural disasters such as earthquakes, floods, severe weather conditions, outbreaks of infectious diseases or other catastrophic events may severely affect our operations or those of our suppliers and customers. Such catastrophic events may have a material adverse effect on our business.

Acts of terrorism, as well as events occurring in response or connection to them, including potential future terrorist attacks, rumors or threats of war, actual military conflicts or trade disruptions impacting our domestic or foreign customers or suppliers, may negatively impact our operations by causing, among other things, delays or losses in the delivery of supplies or finished goods and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease and/or result in increased volatility in the worldwide financial markets and economy. They also could result in economic recession either globally or in teh markets in which we operate. Any of these occurrences could have a significant adverse impact on our financial position and results of operations.

In particular, our Solar segment’s production, storage and administrative facilities are located in close proximity to one another in the Netherlands. A natural disaster or other unanticipated catastrophic event, including flood, power interruption, and war, could significantly disrupt our ability to manufacture our products and operate our business. If any of our productions facilities or equipment were to experience any significant damage or downtime, we would be unable to meet our production targets, our business would suffer and it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulations and Litigation

Our business may be adversely affected by changes in foreign and domestic laws.

The operations of our companies are subject to numerous foreign and domestic regulatory regimes, including taxation policies, employment and labor laws, transportation regulations, import and export regulations and tariffs, possible foreign exchange restrictions and international monetary fluctuations. Changes in such laws and regulations may have a material adverse effect on our revenue and expenses.

We are subject to U.S. and certain non-U.S. anti-corruption/anti-bribery, export and import controls, sanctions, embargoes, anti-money laundering, anti-terrorist financing, and other similar laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations of these laws and regulations which can harm our business.

We are a U.S.-based multinational company with extensive operations, including manufacturing joint ventures, in Asia and elsewhere. We operate in several high-risk jurisdictions, including, but not limited to China. Various U.S. and certain non-U.S. anti-corruption/anti-bribery and other international trade laws and regulations apply to our company entities and businesses. These laws and regulations may include, among others, the Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, the U.S. Domestic Bribery Statute contained in 18 U.S.C. §201, the Money Laundering Control Act (1986), the Uniting and Strengthening America by Providing Appropriate Tools to Restrict, Intercept, and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act), the United States Export Administration Act of 1979, the U.S. Export Administration Regulations (15 C.F.R. §§730 et seq.), U.S. sanctions contained in 31 C.F.R. Parts 500-599, the United States International Emergency Economic Powers Act, the United States Trading with the Enemy Act, the International Boycott Provisions of Section 999 of the U.S. Internal Revenue Code of 1986, the UK Bribery Act 2010, the UK Proceeds of Crime Act 2002, and certain other anti-corruption, anti-bribery, anti-kickback, anti-fraud, anti-money laundering, anti-terrorist financing, anti-narcotics, anti-boycott, export control, sanctions, embargo, import control, customs, tax, insider trading, insurance, banking, false claims, anti-racketeering, and other laws, regulations, decrees, government or executive orders, or judicial or administrative decisions or determinations to the extent applicable.

The above-mentioned laws and regulations are interpreted very broadly and will impact and raise legal compliance risks for our business in the various jurisdictions where we operate. Violations of the above-mentioned laws and regulations may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Anti-corruption/anti-bribery and the other laws and regulations mentioned above are actively enforced by U.S. and other governments agencies. Among various matters, anti-corruption/anti-bribery laws prohibit our companies, subsidiaries, directors, officers, employees, agents, contractors, vendors, and other business partners from authorizing, promising, offering, providing, soliciting, or accepting directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage vendors and third party business partners to sell our products or services and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated organizations. These factors raise our anti-corruption/anti-bribery risk exposure. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, vendors, and other business partners, even if we do not explicitly authorize or have actual knowledge of such activities. The application of these laws to us also may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

The United States could withdraw from or materially modify certain international trade agreements, or change tariff, trade, or tax provisions related to the global manufacturing and sales of our products in ways that we currently cannot predict.

A portion of our business activities are conducted in foreign countries, including China, Malaysia, Taiwan, France and the Netherlands. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. The current U.S. presidential administration, with support of some members in Congress, has announced trade policy changes, including an intention to impose new tariffs on imported goods, which have created significant uncertainty about the future relationship between the United States and other countries with respect to trade, treaties and tariffs. For example, on June 15, 2018, the Office of the United States Trade Representative (the “USTR”) published a list of products covering 818 separate U.S. tariff lines valued at approximately $34 billion in 2018 trade values, imposing an additional duty of 25% on the listed product lines. The list generally focuses on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. The USTR also announced a second set of 284 proposed tariff lines, which cover approximately $16 billion worth of imports from China, which will undergo further review in a public notice and comment process, including a public hearing. After completion of this process, USTR stated that it will issue a final determination on the products from this list that would be subject to the additional duties. We are continuing to evaluate the impact of the announced and other proposed tariffs on products that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors, or any changes to U.S. corporate tax policies related to international commerce, could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. We have accounted for the impact of the Act on us for fiscal 2018 in this Annual Report on Form 10-K and, though we believe our analysis and computations of the tax effects of the Act on us to be correct, any adjustments to our conclusions or the effects of currently unknown impacts of the Act on us could affect our current or future financial statements, or both.

Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chains more complex, and may result in damage to our relationships with customers.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals known as “conflict minerals”. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

We also may be involved in other legal proceedings or claims and experience threats of legal action from time to time in the ordinary course of our business. For example, securities class action litigation are often brought against companies following periods of volatility in the market price of its securities or in connection with strategic transactions. We may in the future be the target of securities litigation due to volatility in the market price of our common stock or for other reasons. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products, that successfully address changing customer needs and win market acceptance. We also must manufacture these new products in a timely and cost-effective manner. To realize future growth through technical innovations in the solar and semiconductor industries, we must acquire the technology through product development, merger and acquisition activity or through the licensing of products from our technology partners. Potential disruptive technologies could have a material adverse effect on our business if we do not successfully develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways of reducing the cost to produce them in response to changing market conditions or customer requirements.

Our research and development investments may not result in timely new products that can be sold at favorable prices and obtain market acceptance.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to enhance the performance, functionality and cost of ownership of our products to keep pace with competitors’ products and to satisfy customer demands for improved performance, features and functionality. We can be provide assurance that revenue from future products or enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that we will be able to secure the financial resources necessary to fund future development. Research and development costs are typically incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. We cannot assure that products or enhancements will receive market acceptance, or that we will be able to sell these products at prices that are favorable to us, or at all. In addition, from time to time we receive funding from government agencies for certain strategic development programs to increase our research and development resources and address new market opportunities. As a condition to this government funding, we may be subject to certain record-keeping, audit, intellectual property rights-sharing and/or other obligations. If we do not successfully manage our investments in research and development, our business, financial condition and results of operations could be materially and adversely affected.

Third parties may violate our proprietary rights, in which we have made significant investments, resulting in a loss of value of some of our intellectual property or costly litigation.

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. Protecting and defending our patents domestically, and especially internationally, is costly. In addition, the process of seeking patent protection is lengthy and expensive. Therefore, we cannot be certain that pending or future applications will result in issued patents, or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology or design around the patents we own or license. In addition, the patent for the technology that we license and use in our manufacture of insert carriers has expired, which, along with the other risks related to our patents described above, may have the effect of diminishing or eliminating any competitive advantage we may have with respect to our manufacturing process.

We also maintain trademarks on certain of our products and claim copyright protection for certain proprietary software and documentation. We can give no assurance, however, that our trademarks and copyrights will be upheld or will successfully deter infringement by third parties.

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

From time to time, we have received communications from other parties asserting the existence of patent rights or other intellectual property rights that they believe cover certain of our products, processes, technologies or information. Some of these claims may lead to litigation. We cannot assure that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, incur costs to develop non-infringing technology, stop selling or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, and could divert management’s attention from our business. Our failure to successfully defend against infringement claims, or to develop non-infringing technologies or license the proprietary rights on a timely basis, could have a material negative effect on our business, operating results or financial condition.

Risks Related to Our Common Stock

Our results of operations are difficult to predict, and, we have experienced, and may continue to experience, significant volatility in our stock price as a result.

A variety of factors may cause the price of our stock to be volatile. For example, our results of operations are difficult to predict and have fluctuated from time to time in the past. We expect that our results of operations may continue to fluctuate from time to time in the future. It is possible that our results of operations in some reporting periods will be below market expectations. If our results of operations for a particular reporting period are lower than the market expectations for such reporting period, investors may react negatively and, as a result, the price of our stock may materially decline.

Furthermore, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the two-year period ended September 30, 2018 the price of our common stock has ranged from $15.45 to $3.99. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor and solar industries, our significant customer concentration, intense competition, our fluctuating backlog and our relatively low daily stock trading volume. As a result, the market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Future sales of our common stock by us or our existing shareholders could depress the market price of our common stock.

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

Location	Use	Own or Lease	Size
Corporate
Tempe, AZ	Corporate Headquarters	Own	15,000 sf
Solar Equipment Segment
Vaassen, the Netherlands	Office, Mfg. & Warehouse	Own	54,000 sf
Eindhoven, the Netherlands	Office, Mfg. & Warehouse	Rent	6,800 sf
Clapiers, France	Office, Mfg. & Warehouse	Rent	12,000 sf
Clapiers, France	Manufacturing	Rent	6,700 sf
Le Cres, France	Manufacturing	Rent	3,000 sf
Semiconductor Equipment Segment
N. Billerica, MA	Office, Mfg. & Warehouse	Own	150,000 sf
Ashvale, Surrey, U.K.	Office	Lease	1,900 sf
Shanghai, China	Office, Mfg. & Warehouse	Lease	49,000 sf
Singapore	Office	Lease	1,600 sf
Penang, Malaysia	Office	Lease	1,570 sf
Polishing Supplies Segment
Carlisle, PA	Office & Mfg.	Lease	22,000 sf

Our building in North Billerica, Massachusetts secures a mortgage note with a remaining balance of $5.9 million as of September 30, 2018 and a maturity date of September 26, 2023. The debt was refinanced in September 2016 with an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points.

In 2017, Tempress borrowed approximately $0.4 million as part of the construction of a large, bi-facial solar PV park at its headquarters in the Netherlands. The debt is secured by Tempress’ real property in Vaassen, the Netherlands, and carries an interest rate equal to the 10-year interest rate swap rate plus a 2.4% premium, reduced by a 1% discount, which at September 30, 2018 was 2.23%. The debt has a 15-year term. As of September 30, 2018, Tempress’ remaining debt balance is $0.3 million.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On March 28, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on April 2, 2018. We completed the repurchase program during the quarter ended September 30, 2018, and those repurchases are reflected in the table below. All shares repurchased during the year ended September 30, 2018 have been retired.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—	$—	—	$4,000,000
August 1, 2018 through August 31, 2018	452,439	$5.15	452,439	$1,671,921
September 1, 2018 through September 30, 2018	318,710	$5.24	318,710	$—
Total	771,149	$5.19	771,149

COMPARISON OF STOCK PERFORMANCE

The following line graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporated by reference it into such filing.

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for our Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because we did not pay dividends on our Common Stock during the measurement period, the calculation of the cumulative total shareholder return on our Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2013.

$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Value of $100 Invested
9/30/13
9/30/14
9/30/15
9/30/16
9/30/17
9/30/18
Year
Amtech Systems, Inc.
NASDAQ Composite Index
NASDAQ Industrial Index

HOLDERS

As of November 19, 2018, there were 417 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 6,134 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities in fiscal 2018.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Years Ended September 30,
	2018	2017	2016	2015	2014
Operating Data:
Net revenue	$176,426	$164,516	$120,308	$104,883	$56,501
Gross profit	$55,157	$51,932	$34,063	$27,008	$11,626
Gross margin	31%	32%	28%	26%	21%
Operating income (loss) (1)	$1,919	$10,425	$(7,908)	$(13,521)	$(13,089)
Net income (loss) attributable to Amtech Systems, Inc.(2)(3)	$5,305	$9,131	$(7,008)	$(7,771)	$(13,047)
Income (loss) per share attributable to Amtech Systems, Inc.:
Basic income (loss) per share	$0.36	$0.68	$(0.53)	$(0.65)	$(1.34)
Diluted income (loss) per share	$0.35	$0.68	$(0.53)	$(0.65)	$(1.34)
Order backlog	$51,101	$102,377	$48,610	$34,589	$28,522
Balance Sheet Data:
Cash and cash equivalents	$58,331	$51,121	$27,655	$25,852	$27,367
Working capital	$79,147	$71,144	$44,860	$46,331	$32,289
Total assets	$149,406	$191,623	$118,430	$125,456	$89,904
Total current liabilities	$45,143	$85,969	$38,064	$39,371	$33,136
Current maturities of long-term debt	$374	$361	$1,134	$919	$—
Long-term debt	$7,960	$8,134	$9,097	$8,448	$—
Total equity	$93,090	$90,483	$65,339	$72,647	$53,588
____________________

(1)
Includes $0.5 million, $0.4 million, $0.1 million, $0.1 million and $0.3 million of expense related to inventory write-downs in 2018, 2017, 2016, 2015 and 2014, respectively. Includes $0.9 million and $0.6 million of expense related to restructuring in 2018 and 2015, respectively. Includes $45,000, $(0.7) million, $1.7 million, $(0.2) million and $1.3 million of expense (benefit) related to provision for doubtful accounts receivable in 2018, 2017, 2016, 2015 and 2014, respectively. Includes $7.0 million related to long-lived asset impairment charges in 2018.

(2)
Includes a pre-tax gain of $2.9 million on the sale of our remaining ownership interest in Kingstone Hong Kong in 2018, a pre-tax gain of $2.6 million on the sale of Kingstone service rights in 2016 and a $8.8 million gain on deconsolidation resulting from the deconsolidation of Kingstone in 2015.

(3)
Excludes losses of $1.0 million, $1.5 million, $1.3 million and $1.7 million in 2017, 2016, 2015 and 2014, respectively, which are attributable to the 55% controlling interest in Kingstone acquired February 18, 2011 (subsequently deconsolidated in 2015) and the 51% interest in SoLayTec acquired December 24, 2014. During 2017, we acquired the remaining 49% interest in SoLayTec, resulting in Amtech becoming the sole owner. Effective July 1, 2017, Amtech results no longer include a non-controlling interest attributable to SoLayTec.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Please refer to page 3 for further information regarding forward-looking statements and “Item 1A. Risk Factors” for a description of our risk factors.

Overview

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer handling automation, and related consumables used in fabricating semiconductor devices, light-emitting diodes, or LEDs, silicon carbide (“SiC”) and silicon power chips and solar cells. We sell these products to semiconductor and solar cell manufacturers worldwide, particularly in Asia, the United States and Europe. We operate in three reportable business segments, based primarily on the industry they serve: (i) Semiconductor, (ii) Solar and (iii) Polishing. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow equipment and related controls and diffusion for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries. In our Solar segment, we supply thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (“PECVD”), atomic layer deposition (“ALD”), and related automation, parts and services, to the solar/photovoltaic industry. In our Polishing segment, we produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire substrates for LED lighting and mobile devices, compound substrates, like silicon carbide wafers, for LED and power device applications, various glass and silica components for 3D image transmission, quartz and ceramic components for telecommunications devices, medical device components and optical and photonics applications.

Our customers are primarily manufacturers of integrated circuits and solar cells. The semiconductor and solar cell industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Since 2012, the solar cell industry has at times experienced structural imbalances between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. Our high throughput equipment platforms, technologies for higher cell efficiency, greater knowledge of the complete cell manufacturing process and advanced automation have contributed significantly to our success in securing the large orders for the first two phases of a multi-phase turnkey project announced in January and April of 2017 from a new solar cell manufacturer in China. For equipment orders that are not part of turnkey projects, we compete with Chinese equipment manufacturers that offer lower prices, liberal payment terms and have a more substantial local presence. As a result, we are finding it more difficult to participate in large capacity expansions in China. While we intend to continue developing advanced products and technologies, we believe we will need to significantly restructure our Solar segment operations to achieve profitability and compete effectively with Chinese equipment manufacturers.

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our solar business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the amount due to employees in the event of involuntary termination. We recorded approximately $0.9 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed by the end of our third quarter of fiscal 2019.

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

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2018, 2017 and 2016 relate to the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2018	2017
Net revenue	100%	100%
Cost of sales	69%	68%
Gross margin	31%	32%
Selling, general and administrative	21%	21%
Research, development and engineering	4%	4%
Impairment charges	4%	—%
Restructuring charges	1%	—%
Operating income	1%	7%
Gain on sale of other assets	2%	—%
(Loss) income from equity method investment	—%	—%
Interest and other expense, net	—%	—%
Income before income taxes	3%	7%
Income tax provision	0%	1%
Net income	3%	6%
Add: Net loss attributable to non-controlling interest	—%	1%
Net income attributable to Amtech Systems, Inc.	3%	7%

Fiscal 2018 compared to Fiscal 2017

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

Our net revenue by operating segment for the years ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended September 30,		Increase (Decrease)
Segment	2018	2017		% Change
Solar	$82,502	$87,031	$(4,529)	(5)%
Semiconductor	80,163	67,237	12,926	19%
Polishing	13,761	10,248	3,513	34%
Total net revenue	$176,426	$164,516	$11,910	7%

Net revenue for the years ended September 30, 2018 and 2017 were $176.4 million and $164.5 million, respectively, an increase of $11.9 million or 7%. Revenue from the Solar segment decreased $4.5 million, or 5%, primarily due to lower shipments of our solar equipment in fiscal 2018. Although both fiscal 2018 and 2017 each included a phase of shipments of the previously announced turnkey orders, we continue to operate in a challenging, competitive environment due to lower prices and liberal payment terms that are offered by Chinese equipment manufacturers. These competitive pricing pressures are making it increasingly difficult for us to participate in our customers’ solar expansions. Revenue from the Semiconductor segment increased 19% due primarily to strong industry trends and customer demand for our thermal processing systems and diffusion furnaces. Our Polishing segment also experienced strong industry trends and customer demand, particularly in the silicon carbide industry, leading to increased sales of our polishing templates and equipment and an increase in revenues of 34%.

Backlog and Orders

Our backlog, including deferred revenue, as of September 30, 2018 and 2017 were as follows (dollars in thousands):

Segment	September 30, 2018	September 30, 2017	Increase (Decrease)	% Change
Solar	$27,383	$81,371	$(53,988)	(66)%
Semiconductor	21,023	19,318	1,705	9%
Polishing	2,695	1,688	1,007	60%
Total backlog	$51,101	$102,377	$(51,276)	(50)%

The backlog of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment backlog.

New orders booked in the years ended September 30, 2018 and 2017 were as follows (dollars in thousands):

Segment	September 30, 2018	September 30, 2017	Increase (Decrease)	% Change
Solar	$36,073	$126,577	$(90,504)	(72)%
Semiconductor	81,868	72,931	8,937	12%
Polishing	14,769	10,980	3,789	35%
Total new orders	$132,710	$210,488	$(77,778)	(37)%

At the end of 2018, two customers individually accounted for 13% and 10% of our total backlog. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy, derived from orders that have already been shipped, but which have not met the criteria for revenue recognition.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and support to customers for warranty, installation and paid service calls. Gross margin is gross profit as a percent of net revenue. Our gross profit and gross margin by operating segment for the years ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended September 30,
Segment	2018	Gross Margin	2017	Gross Margin	Incr (Decr)
Solar	$19,351	23%	$21,671	25%	$(2,320)
Semiconductor	30,522	38%	26,340	39%	4,182
Polishing	5,284	38%	3,921	38%	1,363
Total gross profit	$55,157	31%	$51,932	32%	$3,225

Gross profit for the years ended September 30, 2018 and 2017 was $55.2 million and $51.9 million respectively, representing an increase of $3.2 million or 6%. Gross margin for 2018 and 2017 was 31% and 32%, respectively. Gross margin for the Solar segment decreased slightly to 23% in 2018, compared to 25% in 2017, due primarily to lower sales volumes and product mix. In the Semiconductor segment, gross margin decreased slightly to 38% in 2018, compared to 39% in 2017 primarily due to a lower margin product mix partially offset by increased sales volumes. In 2018 and 2017, use of previously written down inventory had a $50,000 and $0.7 million favorable impact, respectively. Gross margin from our Polishing segment was flat at 38% due to increased sales volume offset by a change in product mix for fiscal 2018 compared to fiscal 2017. In both 2018 and 2017, we recognized $0.4 million of previously deferred gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

Total SG&A expenses for the years ended September 30, 2018 and 2017 were $37.5 million and $35.1 million, respectively. In 2018, SG&A increased primarily due to increased freight, higher commissions on higher shipments, and other sales and marketing expenses in our Semiconductor segment. SG&A expense in 2017 includes a reversal of prior period provision for doubtful accounts receivable of $1.0 million, which contributed to the lower expenses in that year compared to 2018. SG&A expense includes $0.9 million and $1.3 million of stock-based compensation expense for 2018 and 2017, respectively.

Impairment Charges

Impairment charges for the year ended September 30, 2018 were $7.0 million. There were no impairment charges in fiscal 2017.

We conducted our periodic assessment of long-lived assets in the fourth quarter of fiscal 2018. As a result of the decline in demand for our solar technology, management determined that the carrying values of the related assets were not fully recoverable. As a result, we recorded impairment charges related to goodwill and intangible assets in our Solar segment of $5.7 million and $1.3 million, respectively.

Restructuring Charges

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our solar business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the amount due to employees in the event of involuntary termination. We recorded approximately $0.9 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed by the end of our third quarter of fiscal 2019.

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

RD&E expense, net of grants earned, for the years ended September 30, 2018 and 2017 were $7.8 million and $6.4 million, respectively, an increase of $1.4 million, due primarily to increased R&D spending in our Solar segment.

Gain on Sale of Other Assets

For the year ended September 30, 2018, we recognized a gain of $2.9 million on the sale of our investment in Kingstone Technology Hong Kong Limited, with no comparable items in the 2017 period.

Income Taxes

Our effective tax rate was 4.0% and 17.7% in fiscal 2018 and 2017, respectively. The effective tax rate is the ratio of total income tax expense (benefit) to pre-tax income (loss). The effective tax rate for fiscal 2018 was lower than the U.S. statutory rate due primarily to the resolution during the quarter ended March 31, 2018, of an uncertain tax position, resulting in the reversal of the associated accrued tax, penalties and interest, which totaled $3.1 million. The effective tax rate for fiscal 2017 was lower than the U.S. statutory rate due primarily to the release of valuation allowances related to net operating loss carryforwards (“NOLs”) utilized in the Netherlands, China and the U.S. and lower tax rates on earnings in foreign jurisdictions.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, in fiscal 2018, cumulative losses in the Solar segment weighed heavily in the overall assessment. As a result of the review, we concluded in 2018 that it was appropriate to maintain a full valuation allowance for all net deferred tax assets in the foreign jurisdictions in which the Solar segment has operations, and for the carryforwards of U.S. net operating losses and foreign tax credits, acquired in the merger with BTU International, for which there are limitations on their utilization. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
Net cash provided by (used in) operating activities	$6,790	$11,789	$(9,689)
Net cash provided by (used in) investing activities	$4,351	$(1,216)	$11,173
Net cash (used in) provided by financing activities	$(2,476)	$12,701	$457
Effect of exchange rate changes on cash	$(1,455)	$192	$(138)
Net increase in cash and cash equivalents	$7,210	$23,466	$1,803
Cash and cash equivalents, beginning of year	$51,121	$27,655	$25,852
Cash and cash equivalents, end of year	$58,331	$51,121	$27,655

Cash and Cash Flow

As of September 30, 2018 and 2017, cash and cash equivalents were $58.3 million and $51.1 million, respectively. As of September 30, 2018 and 2017, cash and cash equivalents held by our foreign subsidiaries was $17.8 million and $17.0 million, respectively. As of September 30, 2018 and 2017, restricted cash was $4.2 million and $24.6 million, respectively, of which $4.1 million and $24.4 million, respectively, was held by our foreign subsidiaries. Restricted cash decreased primarily due to the shipments of Phase II of the Solar turnkey order and achievement of all acceptance tests for Phase I, which resulted in the release of restrictions on the down payments. Our working capital was $79.1 million as of September 30, 2018 and $71.1 million as of September 30, 2017.

The increase in cash during 2018 was primarily due to $12.8 million of net income adjusted for non-cash items and $5.7 million from the sale of our non-controlling interest in Kingstone, partially offset by $4.0 million used for stock repurchases, $1.5 million used for capital expenditures and a $6.0 million increase in net operating assets. We maintain cash accounts denominated in currencies other than our reporting currency, which expose us to foreign exchange rate fluctuations.

See information below regarding payments we expect to make as a result of contractual obligations. We have never paid dividends on our common stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.
The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, long-term debt and customer deposits. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months. We currently do not intend nor foresee a need to repatriate any foreign undistributed earnings.

Cash Flows from Operating Activities

Cash provided by operating activities was $6.8 million in 2018 and $11.8 million in 2017 and cash used in operations was $9.7 million in fiscal year 2016. During 2018, cash was primarily generated through net income adjusted for non-cash items of $12.8 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were partially offset by decreases in restricted cash and accounts receivable. During 2017, cash was primarily generated through net income adjusted for non-cash items of $12.3 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were partially offset by an increase in restricted cash, an increase in accounts receivable due to the high volumes of shipments during the fourth quarter of 2017, and advances made to vendors. In 2016, cash was used in operations due to an increase in accounts receivable and payments of accrued liabilities, partially offset by increases in inventories and accrued income taxes.

Cash Flows from Investing Activities

Cash provided by investing activities was $4.4 million in 2018, primarily related to the sale of our ownership interest in Kingstone Hong Kong of $5.7 million. Cash used in investing activities was $1.2 million in 2017. Investing activities in 2016 provided cash of $7.0 million from the partial sale of our equity interest in Kingstone and $4.9 million from the sale of the related sale and service rights. Investing activities in 2018, 2017 and 2016 included capital expenditures of $1.5 million, $1.3 million and $1.0 million, respectively.

Cash Flows from Financing Activities

In 2018, cash used in financing activities was $2.5 million, primarily consisting of $4.0 million used for stock repurchases, partially offset by $1.9 million in proceeds from the exercise of stock options. In 2017, cash provided by financing activities was $12.7 million, primarily consisting of $10.6 million of net proceeds from issuance of our common stock and $2.0 million of net proceeds from the exercise of stock options. In 2016, the primary source of $0.5 million of cash provided by financing activities was borrowings of long-term debt of $1.1 million, net of payments of $0.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2018, in thousands:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$8,334	$374	$1,630	$1,696	$4,634
Operating lease obligations:
Buildings	1,212	727	485	—	—
Office equipment	125	65	39	21	—
Vehicles	323	181	134	8	—
Total operating lease obligations	1,660	973	658	29	—
Purchase obligations	14,984	14,984	—	—	—
Total	$24,978	$16,331	$2,288	$1,725	$4,634
Other commercial obligations:
Bank guarantees	$3,825	$3,825	$—	—	—

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

We are required to apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions and in determining whether certain tax benefits will be realized in the future. We are required to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

Inventory Valuation and Inventory Purchase Commitments. We value our inventory at the lower of cost or net realizable value. Costs for approximately 34% of our 2018 inventory balance are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

Long-Lived Assets. We periodically evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. In accordance with FASB ASC 360, we measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. We measure the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. The long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized.
Indefinite-Lived Assets and Goodwill. We perform an annual impairment test in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether the fair value of a reporting unit in which goodwill resides is less than its carrying value. In accordance with FASB ASC 350, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and, therefore, are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of
AMTECH SYSTEMS, INC.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 7, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
We have served as the Company's auditor since 2005.

Phoenix, Arizona
December 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of
AMTECH SYSTEMS, INC.
Opinion on Internal Control over Financial Reporting

We have audited Amtech Systems, Inc. and Subsidiaries’ (“Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2018 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated December 7, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 7, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	September 30, 2018	September 30, 2017
Current Assets
Cash and cash equivalents	$58,331	$51,121
Restricted cash	4,165	24,640
Accounts receivable
Trade (less allowance for doubtful accounts of $1,407 and $866 at	20,475	22,519
September 30, 2018 and September 30, 2017, respectively)
Unbilled and other	12,749	14,275
Inventory	24,710	30,210
Vendor deposits	668	11,806
Other	3,192	2,542
Total current assets	124,290	157,113
Property, Plant and Equipment - Net	16,452	15,792
Intangible Assets - Net	1,130	3,495
Goodwill - Net	6,633	11,405
Investments	—	2,615
Deferred Income Taxes	—	200
Other Assets	901	1,003
Total Assets	$149,406	$191,623
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$11,374	$21,555
Accrued compensation and related taxes	7,394	7,592
Accrued warranty expense	1,040	1,254
Other accrued liabilities	4,239	2,056
Customer deposits	15,298	48,784
Current maturities of long-term debt	374	361
Deferred profit	3,071	4,081
Income taxes payable	2,353	286
Total current liabilities	45,143	85,969
Long-Term Debt	7,960	8,134
Income Taxes Payable	3,213	7,037
Total Liabilities	56,316	101,140
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,216,596 and 14,710,591 at September 30, 2018 and September 30, 2017, respectively	142	147
Additional paid-in capital	124,316	125,564
Accumulated other comprehensive loss	(9,974)	(8,529)
Retained deficit	(21,394)	(26,699)
Total Shareholders’ Equity	93,090	90,483
Total Liabilities and Shareholders’ Equity	$149,406	$191,623
The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Revenue, net of returns and allowances	$176,426	$164,516	$120,308
Cost of sales	121,269	112,584	86,245
Gross profit	55,157	51,932	34,063

Selling, general and administrative	37,535	35,135	33,967
Research, development and engineering	7,800	6,372	8,004
Impairment charges	7,006	—	—
Restructuring charges	897	—	—
Operating income (loss)	1,919	10,425	(7,908)
Gain on sale of other assets	2,883	—	2,576
Income (loss) from equity method investment	234	(417)	299
Interest and other income (expense), net	489	(178)	(417)
Income (loss) before income taxes	5,525	9,830	(5,450)
Income tax provision	220	1,744	3,100
Net income (loss)	5,305	8,086	(8,550)
Add: Net loss attributable to non-controlling interest	—	1,045	1,542
Net income (loss) attributable to Amtech Systems, Inc.	$5,305	$9,131	$(7,008)

Income (Loss) Per Share:
Basic income (loss) per share attributable to Amtech shareholders	$0.36	$0.68	$(0.53)
Weighted average shares outstanding	14,833	13,378	13,168
Diluted income (loss) per share attributable to Amtech shareholders	$0.35	$0.68	$(0.53)
Weighted average shares outstanding	15,065	13,501	13,168

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended September 30,
	2018	2017	2016
Net income (loss)	$5,305	$8,086	$(8,550)
Foreign currency translation adjustment	(1,445)	423	(199)
Comprehensive income (loss)	3,860	8,509	(8,749)

Comprehensive loss attributable to non-controlling interest	—	969	1,531
Comprehensive income (loss) attributable to Amtech Systems, Inc.	$3,860	$9,478	$(7,218)

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accum-ulated Other Compre-hensive Income (Loss)	Retained Deficit	Total Share-holders’ Equity	Non-control-ling Interest	Total Equity
	Shares	Par Value	Shares	Cost
Balances at September 30, 2015	13,150	$131	—	$—	$110,191	$(8,666)	$(28,822)	$72,834	$(187)	$72,647
Net loss	—	—	—	—	—	—	(7,008)	(7,008)	(1,542)	(8,550)
Translation adjustment	—	—	—	—	—	(210)	—	(210)	11	(199)
Stock compensation expense	—	—	—	—	1,390	—	—	1,390	—	1,390
Restricted shares released	14	—	—	—	—	—	—	—	—	—
Stock options exercised	15	1	—	—	50	—	—	51	—	51
Balances at September 30, 2016	13,179	$132	—	$—	$111,631	$(8,876)	$(35,830)	$67,057	$(1,718)	$65,339
Net income	—	—	—	—	—	—	9,131	9,131	(1,045)	8,086
Translation adjustment	—	—	—	—	—	347	—	347	76	423
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	2,687	2,687
Tax benefit of stock compensation	—	—	—	—	18	—	—	18	—	18
Proceeds from stock offering	1,214	12	—	—	10,620	—	—	10,632		10,632
Stock compensation expense	—	—	—	—	1,328	—	—	1,328	—	1,328
Stock options exercised	318	3	—	—	1,967	—	—	1,970	—	1,970
Balances at September 30, 2017	14,711	$147	—	$—	$125,564	$(8,529)	$(26,699)	$90,483	$—	$90,483
Net income	—	—	—	—	—	—	5,305	5,305	—	5,305
Translation adjustment	—	—	—	—	—	(1,445)	—	(1,445)	—	(1,445)
Repurchase of treasury stock	—	—	(771)	(4,000)	—	—	—	(4,000)	—	(4,000)
Retirement of treasury stock	(771)	(8)	771	4,000	(3,992)	—	—	—	—	—
Stock compensation expense	—	—	—	—	855	—	—	855	—	855
Stock options exercised	277	3	—	—	1,889	—	—	1,892	—	1,892
Balances at September 30, 2018	14,217	$142	—	$—	$124,316	$(9,974)	$(21,394)	$93,090	$—	$93,090

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2018	2017	2016
Operating Activities
Net income (loss)	$5,305	$8,086	$(8,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,854	2,493	2,974
Non-cash impairment charges	7,006	—	—
Write-down of inventory	542	420	84
Capitalized interest	143	277	322
Provision for (reversal of) allowance for doubtful accounts	45	(720)	1,698
Deferred income taxes	209	(27)	2,280
Non-cash share based compensation expense	855	1,328	1,390
(Gain) loss on sale of property, plant and equipment	(92)	26	(60)
Gain on sale of other assets	(2,883)	—	(2,576)
(Income) loss from equity method investment	(234)	417	(299)
Changes in operating assets and liabilities:
Restricted cash	20,558	(22,262)	(253)
Accounts receivable	3,274	(8,655)	(4,998)
Inventory	3,965	(6,638)	491
Accrued income taxes	(1,749)	573	351
Vendor deposits and other assets	10,649	(8,898)	(814)
Accounts payable	(10,164)	5,374	(224)
Customer deposits and accrued liabilities	(31,532)	40,817	(1,355)
Deferred profit	(961)	(822)	(150)
Net cash provided by (used in) operating activities	6,790	11,789	(9,689)
Investing Activities
Purchases of property, plant and equipment	(1,495)	(1,256)	(978)
Proceeds from sale of property, plant and equipment	114	40	255
Proceeds from partial sale of subsidiary	—	—	7,012
Proceeds from sale of other assets	5,732	—	4,884
Net cash provided by (used in) investing activities	4,351	(1,216)	11,173
Financing Activities
Proceeds from issuance of common stock, net	1,892	12,602	51
Repurchase of common stock	(4,000)	—	—
Payments on long-term obligations	(368)	(674)	(739)
Borrowings on long-term debt	—	755	1,145
Excess tax benefit of stock compensation	—	18	—
Net cash (used in) provided by financing activities	(2,476)	12,701	457
Effect of Exchange Rate Changes on Cash	(1,455)	192	(138)
Net Increase in Cash and Cash Equivalents	7,210	23,466	1,803
Cash and Cash Equivalents, Beginning of Year	51,121	27,655	25,852
Cash and Cash Equivalents, End of Year	$58,331	$51,121	$27,655
Supplemental Cash Flow Information:
Income tax (payments) refunds, net	$(980)	$146	$(116)
Interest paid, net of capitalized interest	304	269	305
Supplemental Non-cash Financing and Investing Activities:
Transfer inventory to property, plant, and equipment	$902	$120	$—
Transfer of property, plant, and equipment to inventory	—	22	526
Net of acquired non-controlling interest over debt forgiveness (See Note 13)	—	(332)	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended September 30, 2018, 2017 and 2016

1. Summary of Operations and Significant Accounting Policies

Description of Business – Amtech Systems, Inc. (the “Company,” “Amtech,” “we,” “our” or “us”) is a leading, global manufacturer of capital equipment, including thermal processing and wafer handling automation, and related consumables used in fabricating semiconductor devices, light-emitting diodes, or LEDs, silicon carbide (SiC) and silicon power chips and solar cells. We sell these products to semiconductor and solar cell manufacturers worldwide, particularly in Asia, the United States and Europe.

We serve niche markets in industries that are experiencing rapid technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2018, 2017 and 2016 relate to the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Acquisitions and Divestitures – In December 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec B.V. (“SoLayTec”), based in Eindhoven, the Netherlands, which provides ALD systems used in high efficiency solar cells. The acquisition of the controlling interest in SoLayTec supports our business model of growth through strategic acquisition. In July 2017, we purchased the remaining 49% interest in SoLayTec, pursuant to which SoLayTec became a wholly-owned subsidiary of Amtech.

In September 2015, we sold a portion of our interest in Kingstone Technology Hong Kong Limited (“Kingstone Hong Kong”), which is the parent company of Shanghai Kingstone (collectively with Kingstone Hong Kong, “Kingstone”), a Shanghai-based technology company specializing in ion implant solutions for the solar and semiconductor industries (in which we acquired a 55% ownership in February 2011), to a China-based venture capital firm. Proceeds from this transaction shares were paid to Amtech and used to fund our core strategic initiatives. Effective June 29, 2018, we sold our remaining 15% ownership interest in Kingstone Hong Kong to the majority owner for approximately $5.7 million.

See Note 13 for a discussion of our acquisition and Note 14 for a discussion of our divestitures.

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

Inventory – We value our inventory at the lower of cost or net realizable value. Costs for approximately 34% and 55% of inventory as of September 30, 2018 and 2017, respectively, are determined on an average cost basis with the remainder determined on a first-in, first-out (FIFO) basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

In the fourth quarter of fiscal 2018, we recorded a charge for impairment of intangible assets in our Solar segment. See Note 5 for a description of the facts and circumstances leading to the intangible asset impairment charge.

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

In the fourth quarter of fiscal 2018, we recorded a charge for impairment of goodwill in our Solar segment. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment charge.

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

Deferred Profit – Revenue deferred pursuant to our revenue policy, net of the related deferred costs, if any, is recorded as deferred profit in current liabilities. The components of deferred profit are as follows (in thousands):

	September 30,
	2018	2017
Deferred revenue	$5,616	$6,822
Deferred costs	2,545	2,741
Deferred profit	$3,071	$4,081

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 24 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized, generally upon shipment or acceptance, as determined under the revenue recognition policy above. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2018, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense (in thousands):

	Years Ended September 30,
	2018	2017	2016
Beginning balance	$1,254	$795	$793
Additions for warranties issued during the period	1,567	1,723	1,074
Reductions in the liability for payments made under the warranty	(910)	(414)	(832)
Changes related to pre-existing warranties	(865)	(872)	(250)
Currency translation adjustment	(6)	22	10
Ending balance	$1,040	$1,254	$795

Shipping Expense – Shipping expenses of $2.4 million, $1.9 million and $2.3 million for 2018, 2017 and 2016 are included in selling, general and administrative expenses.

Advertising Expense – Advertising costs are expensed as incurred. Advertising expense of $0.7 million, $0.4 million and $0.6 million for 2018, 2017 and 2016 are included in selling, general and administrative expenses.

Stock-Based Compensation – We measure compensation costs relating to share-based payment transactions based upon the grant-date fair value of the award. Those costs are recognized as expense over the requisite service period, which is generally the vesting period, with forfeitures recognized as they occur. Prior to 2018, the expense recognized included an estimate for expected forfeitures, which was based upon historical experience.

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

Research, Development and Engineering Expenses – Research, development and engineering expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. Payments received for research and development grants prior to the meeting of milestones are recorded as unearned research and development grant liabilities and included in other accrued liabilities on the balance sheet. When certain contract requirements are met, governmental research and development grants are netted against research, development and engineering expenses. The following is a summary of our research, development and engineering expense (in thousands):

	Years Ended September 30,
	2018	2017	2016
Research, development and engineering	$9,237	$7,001	$9,535
Grants earned	(1,437)	(629)	(1,531)
Net research, development and engineering	$7,800	$6,372	$8,004

Foreign Currency Transactions and Translation – We use the U.S. dollar as our reporting currency. Our operations in Europe, China and other countries are primarily conducted in their functional currencies, the Euro, Renminbi, or the local country currency, respectively. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss), net of tax - foreign currency translation adjustments as a separate component of shareholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management and based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Each quarter, the valuation allowance is re-evaluated. In 2018 and 2017, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we have determined will be utilized against net operating income in the current year. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

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

As of September 30, 2018, one customer individually represented 23% of accounts receivable. As of September 30, 2017, two customers individually represented 24% and 11% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States (approximately 65% and 45% of total cash balances as of September 30, 2018 and 2017, respectively) are primarily invested in US Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The remainder of our cash is maintained with financial institutions with reputable credit in the Netherlands, France, China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We plan to adopt this standard retrospectively effective October 1, 2018, the first quarter of our fiscal year 2019. As a result, the amount of the change in our net cash provided by operating activities will no longer include the impact of the change in restricted cash and restricted cash equivalents in any period. Based on the significant restricted cash balances on our consolidated balance sheets, we anticipate the adoption of this standard will have a significant impact on the presentation of our consolidated statement of cash flows by removing the changes in restricted cash balances from our cash flows from operations.

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

We are currently in the process of evaluating the impact of this standard on our consolidated financial statements and we believe the adoption will slightly increase our assets and liabilities and will increase our financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•	We will adopt the standard as of October 1, 2018, the start of our first quarter of fiscal 2019.

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU 2014-09, as amended.

•
We expect to use the cumulative effect transition method. Such method provides that upon applying the new standard, the cumulative effect from prior periods is recognized in our consolidated balance sheet as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted.

•
As discussed in our revenue recognition policy above, we currently have three categories of equipment revenue: routine equipment, non-routine equipment and new technology. Our routine equipment revenue is generally recognized upon shipment with a deferral equal to the relative selling price of the undelivered services (i.e. installation) which is typically recognized upon customer acceptance. Deferrals for non-routine equipment are generally equal to the contractual non-contingent amount. For new technology, all revenue and direct costs are deferred at the time of shipment and later recognized at the time of customer acceptance or when this criteria has been met. We have determined that under ASU 2014-09, our policy for deferrals related to non-routine equipment will no longer apply. Therefore, our new revenue recognition policy will consist of only two categories: routine equipment and new technology. Routine equipment revenue will continue to be recognized at shipment with a deferral equal to the relative selling price of the undelivered services (i.e. installation) which is recognized upon customer acceptance. Revenue and direct costs for new technology will continue to be deferred at the time of shipment and later recognized at the time of customer acceptance or when this criteria has been met. The elimination of the non-routine category affects a small percentage of our equipment sales (less than 5% of fiscal year 2018 revenue). In most contracts, this change will result in higher revenue recognized at shipment and lower revenue deferrals, which are recognized upon customer acceptance.

•
Sales commissions on contracts with performance periods that exceed one year will be recorded as an asset and amortized to expense over the related contract performance period in proportion to the revenue recognized as opposed to being expensed in the period the transaction is generated.

•	We expect that our disclosures in the notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of fiscal 2019. A substantial amount of work has been completed, and findings and progress to date have been reported to management and the Audit Committee of the Board of Directors. Although we currently believe that the changes overall resulting from the adoption of the new standard will not lead to operating trends that are materially different than we reported in prior years, our evaluation of the effects is still being finalized. The quantification of the effects of the new standard, including the items discussed above, is a significant undertaking. Currently, we continue to work on our estimate of the cumulative effect adjustment from prior periods that will be recognized in our consolidated balance sheet as of the date of adoption as an adjustment to retained earnings. Further, we will be required to implement necessary changes in our processes, accounting systems and internal controls in conjunction with applying the new standard.

2. Earnings Per Share & Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on net income. In the case of a net loss, diluted EPS is calculated in the same manner as basic EPS. Options and restricted stock of approximately 434,000, 1,364,000 and 1,840,000 weighted average shares are excluded from the 2018, 2017 and 2016 EPS calculations as they are anti-dilutive. These shares could be dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Years ended September 30,
	2018	2017	2016
Numerator:
Net income (loss) attributable to Amtech Systems, Inc.	$5,305	$9,131	$(7,008)

Denominator:
Weighted-average shares used to compute basic EPS	14,833	13,378	13,168
Common stock equivalents (1)	232	123	—
Weighted-average shares used to compute diluted EPS	15,065	13,501	13,168

Basic income (loss) per share attributable to Amtech shareholders	$0.36	$0.68	$(0.53)
Diluted income (loss) per share attributable to Amtech shareholders	$0.35	$0.68	$(0.53)

(1) The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

3. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2018	September 30, 2017
Purchased parts and raw materials	$15,896	$14,789
Work-in-process	6,067	11,078
Finished goods	2,747	4,343
	$24,710	$30,210

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2018	September 30, 2017
Land	$4,956	$4,990
Building and leasehold improvements	14,513	14,408
Equipment and machinery	10,434	8,934
Furniture and fixtures	4,957	5,243
	34,860	33,575
Accumulated depreciation and amortization	(18,408)	(17,783)
	$16,452	$15,792

Depreciation and capital lease amortization expense was $1.6 million, $1.6 million and $2.1 million in 2018, 2017 and 2016, respectively.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

		Years Ended September 30,
		2018			2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	6-10 years	$1,219	$(745)	$474	$2,471	$(1,521)	$950
Technology	5-10 years	—	—	—	3,386	(2,024)	1,362
Trade names	10-15 Years	869	(213)	656	1,468	(285)	1,183
Other	2-10 years	—	—	—	78	(78)	—
		$2,088	$(958)	$1,130	$7,403	$(3,908)	$3,495

We conducted our periodic assessment of long-lived assets in the fourth quarter of fiscal 2018 and identified the need for an intangible asset impairment charge in our Solar segment of $1.3 million due primarily to the decline in our expected performance of that segment. All remaining intangible assets are included in our Semiconductor segment.

Amortization expense related to intangible assets was $0.2 million, $0.8 million and $0.8 million in 2018, 2017 and 2016, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated to be $0.3 million, $0.3 million, $0.1 million, $0.1 million, $0.1 million and $0.2 million in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

6. Goodwill

The changes in the carrying amount of goodwill for the year ended September 30, 2018 are as follows (in thousands):

	Solar	Semiconductor	Polishing	Total
Goodwill	$6,962	$5,063	$728	$12,753
Accumulated impairment losses	(1,348)	—	—	(1,348)
Balance at September 30, 2017	5,614	5,063	728	11,405
Impairment of goodwill	(5,663)	—	—	(5,663)
Net exchange differences	49	842	—	891
Balance at September 30, 2018	$—	$5,905	$728	$6,633

Goodwill	$6,836	$5,905	$728	$13,469
Accumulated impairment losses	(6,836)	—	—	(6,836)
Balance at September 30, 2018	$—	$5,905	$728	$6,633

During 2018, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2018. The results of the first step of the goodwill impairment test indicated that the fair value of our Semiconductor reporting unit was in excess of its carrying value, and, thus, we did not require an impairment charge. However, we identified the need for a goodwill impairment charge in our Solar segment of $5.7 million, due primarily to the decline in our expected performance of that segment. While the quantitative analysis indicated no impairment of Semiconductor segment goodwill existed as of September 30, 2018, if the future performance of this reporting unit falls short of our expectations or if there are significant changes in operations due to changes in market conditions, we could be required to recognize material impairment charges in future periods.

7. Long-Term Debt

We have a mortgage note secured by BTU International, Inc.’s (“BTU”) real property in Billerica, Massachusetts. The note has a remaining balance of $5.9 million as of September 30, 2018 and a maturity date of September 26, 2023. The debt was refinanced in September 2016 with an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points.

In December 2014, we acquired long-term debt as part of the SoLayTec acquisition. During 2017, SoLayTec borrowed an additional $0.3 million. Effective with the Exit Agreement between Amtech and SoLayTec’s minority owners in July 2017 (see Note 13), approximately $2.4 million of long-term debt was forgiven by SoLayTec’s minority owners. This debt forgiveness was recorded as a capital contribution, with no effect on the Consolidated Statement of Operations. As of September 30, 2018, SoLayTec’s remaining debt balance is $2.1 million. This loan has an interest rate of 7.00% and was modified in 2017 to allow SoLayTec to defer repayment indefinitely, contingent on SoLayTec’s results of operations.

In 2017, Tempress borrowed approximately $0.4 million as part of the construction of a large, bi-facial solar PV park at its headquarters in the Netherlands. The debt is secured by Tempress’ real property in Vaassen, the Netherlands, and carries an interest rate equal to the 10-year interest rate swap rate plus a 2.4% premium, reduced by a 1% discount, which at September 30, 2018 was 2.23%. The debt has a 15-year term. As of September 30, 2018, Tempress’ remaining debt balance is $0.3 million.

Annual maturities relating to our long-term debt as of September 30, 2018 are as follows (in thousands):

Annual Maturities
2019	$374
2020	807
2021	823
2022	840
2023	856
Thereafter	4,634
Total	$8,334

8. Equity and Stock-Based Compensation

2017 Equity Offering

On August 18, 2017, we entered into an Underwriting Agreement with Roth Capital Partners, LLC, as underwriter (the “Underwriter”), relating to a firm commitment underwritten offering (the “Offering”) of 1,055,000 shares of our common stock at a price of $9.50 per share, and granted the Underwriter an option to purchase up to 158,250 additional shares (the “Over-Allotment Option”) of our common stock to cover over-allotments, if any. On August 23, 2017, we and the Underwriter closed the Offering and the Underwriter exercised its Over-Allotment Option at the closing. As a result, we issued a total of 1,213,250 shares of our common stock at a price of $9.50 per share. We received net proceeds of approximately $10.6 million from the Offering. We plan to use the net proceeds of the Offering for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions.

2018 Stock Repurchase Plan

On March 28, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock over a one-year period, commencing on April 2, 2018. During the year ended September 30, 2018, we completed our repurchase program and repurchased 771,149 shares of our common stock on the open market at a total cost of approximately $4.0 million (an average price of $5.19 per share). All shares repurchased during the year ended September 30, 2018, have been retired.

Stock-Based Compensation Expense

Stock-based compensation expenses of $0.9 million, $1.3 million and $1.4 million for 2018, 2017 and 2016, respectively, are included in selling, general and administrative expenses. As of September 30, 2018, total compensation cost related to non-vested stock options not yet recognized is $0.3 million, which is expected to be recognized over the next 0.82 years on a weighted-average basis.

Amtech Equity Compensation Plans

The 2007 Employee Stock Incentive Plan (the “2007 Plan), under which 500,000 shares could be granted, was adopted by our Board of Directors in April 2007, and approved by the shareholders in May 2007. The 2007 Plan was amended in 2009, 2014 and 2015 to add 2,500,000 shares. The Non-Employee Directors Stock Option Plan was approved by the shareholders in 1996 for issuance of up to 100,000 shares of common stock to directors. The Non-Employee Directors Stock Option Plan was amended in 2005, 2009 and 2014 to add 400,000 shares.

Equity compensation plans as of September 30, 2018 are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	3,000,000	739,561	1,042,407	Mar. 2020
Non-Employee Directors Stock Option Plan	500,000	88,600	206,351	Mar. 2020
		828,161	1,248,758

Stock Options

Stock options issued under the terms of the plans have, or will have, an exercise price equal to or greater than the fair market value of the common stock at the date of the option grant and expire no later than 10 years from the date of grant, with the most recent grant expiring in 2028. Options issued under the plans vest over 6 months to 4 years. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2018	2017	2016
Risk free interest rate	3%	2%	2%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	59%	63%	63%

Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,560,441	$7.95	1,841,567	$8.15	1,627,477	$9.11
Granted	44,000	7.40	145,000	5.23	360,075	5.25
Exercised	(277,154)	6.71	(317,986)	6.30	(15,346)	3.28
Forfeited/expired	(78,529)	16.12	(108,140)	12.71	(130,639)	12.86
Outstanding at end of period	1,248,758	$7.69	1,560,441	$7.95	1,841,567	$8.15
Exercisable at end of period	1,014,300	$7.93	1,055,865	$8.58	1,127,611	$8.92

Weighted average grant-date fair value of options granted during the period	$4.20		$3.04		$3.03

The following table summarizes information for stock options outstanding and exercisable as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
		(in years)
2.95-5.07	173,154	5.76	$3.99	112,321	$3.45
5.20-5.20	990	0.96	5.20	990	5.20
5.25-5.25	204,524	6.93	5.25	137,024	5.25
5.40-6.15	79,319	4.95	5.91	71,819	5.93
7.01-7.01	160,225	4.74	7.01	160,225	7.01
7.15-7.87	68,315	7.19	7.50	24,315	7.69
7.98-7.98	186,533	3.05	7.98	186,533	7.98
8.20-9.94	21,191	3.21	9.31	17,441	9.55
9.98-9.98	228,300	5.81	9.98	177,425	9.98
10.50-22.26	126,207	2.12	13.99	126,207	13.99
	1,248,758	5.03	$7.69	1,014,300	$7.93

The aggregate intrinsic values of options outstanding and options exercisable as of September 30, 2018 were $253,000 and $225,000, respectively, which represents the total pretax intrinsic value, based on our closing stock price of $5.34 per share as of September 28, 2018, the last business day of our fiscal year, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2018, 2017 and 2016 was $1.2 million, $1.1 million and less than $0.1 million, respectively.

9. Restructuring Plan

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our solar business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the amount due to employees in the event of involuntary termination. We recorded $0.9 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed by the end of our third quarter of fiscal 2019.

10. Benefit Plans

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

Pensions – Our employees in the Netherlands, 117 at September 30, 2018, participate in a multi-employer pension plan Pensioenfonds Metaal en Techniek (“PMT”), determined in accordance with the collective bargaining agreements effective for the industry in the Netherlands. The collective bargaining agreement has no expiration date. This multi-employer pension plan covers approximately 33,000 companies and 1.4 million participants. Amtech’s contribution to the multi-employer pension plan is less than 5.0% of the total contributions to the plan. The plan monitors its risks on a global basis, not by company or employee, and is subject to regulation by Dutch governmental authorities. By law (the Dutch Pension Act), a multi-employer pension plan must be monitored against specific criteria, including the coverage ratio of the plan assets to its obligations. This coverage ratio must exceed 104.3% for the total plan. Every company participating in a Dutch multi-employer union plan contributes a premium calculated as a percentage of its total pensionable salaries, with each company subject to the same percentage contribution rate. The premium can fluctuate yearly based on the coverage ratio of the multi-employer union plan. The pension rights of each employee are based upon the employee’s average salary during employment, the years of service, and the participant’s age at the time of retirement.

Our net periodic pension cost for this multi-employer pension plan for any period is the amount of the required contribution for that period. A contingent liability may arise from, for example, possible actuarial losses relating to other participating entities because each entity that participates in a multi-employer union plan shares in the actuarial risks of every other participating entity or any responsibility under the terms of a plan to finance any shortfall in the plan if other entities cease to participate

The coverage ratio of the Dutch multi-employer union plan is 104.6% as of September 30, 2018. In 2013, PMT prepared and executed a “Recovery Plan” which was approved by De Nederlandsche Bank, the Dutch central bank, which is the supervisor of all pension companies in the Netherlands. As a result of the Recovery Plan, the pension rights decreased 6.3% in April 2013 and the employer’s premium percentage increased to 16.6% of pensionable wages. The coverage ratio is calculated by dividing the plan assets by the total sum of pension liabilities and is based on actual market interest. The coverage ratio of PMT fluctuates during a year due to the changes in the value of the assets and the present value of the liabilities. During the fiscal year 2018, the coverage ratio was as high as 104.6% in the fourth quarter and as low as 101.5% in the second quarter. The fluctuations are due to the reduction in the ultimate forward rate (which increases the present value of the liabilities) and a decrease in the value of global equities. As of September 30, 2018, PMT’s total plan assets were $83.9 billion and the actuarial present value of accumulated plan benefits was $80.2 billion.

Below is a table of our contributions to multi-employer pension plans (in thousands):

	Years Ended September 30,
	2018	2017	2016
Pensioenfonds Metaal en Techniek (PMT)	$897	$805	$796
Other plans	188	188	187
Total	$1,085	$993	$983

Defined Contribution Plans – We match employee contributions to our defined contribution plans on a discretionary basis. The match was $0.4 million, $0.3 million and $0.2 million in 2018, 2017 and 2016, respectively.

11. Income Taxes

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Domestic	$7,845	$1,900	$2,100
Foreign	(2,320)	7,930	(7,550)
	$5,525	$9,830	$(5,450)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Current:
Domestic federal	$1,167	$54	$530
Foreign	(1,404)	1,330	500
Foreign withholding taxes	356	240	280
Domestic state	101	120	110
Total current	220	1,744	1,420

Deferred:
Domestic federal	—	—	1,680
Total deferred	—	—	1,680
Total provision	$220	$1,744	$3,100

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

As a result of the Act, the statutory rate applicable to our fiscal year ending September 30, 2018 was 24.3%, based on a fiscal year blended rate calculation. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. In the first quarter of fiscal 2018, we re-measured the applicable deferred tax assets based on the rates at which they are expected to reverse. We adjusted our gross deferred tax assets and liabilities and recorded a corresponding offset to our full valuation allowance against our net deferred tax assets, which resulted in minimal net effect to our provision for income taxes and effective tax rate.

The Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We have analyzed the earnings and profits of our foreign subsidiaries and determined that no transition taxes are due or expected. The other provisions of Tax Reform are either immaterial or not applicable for the year ended September 30, 2018.

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate is as follows (in thousands, except percentages):

	Years Ended September 30,
	2018	2017	2016
Federal statutory rate	24.3%	34.0%	34.0%

Tax expense (benefit) at the federal statutory rate	$1,342	$3,340	$(1,890)
Effect of permanent book-tax differences	75	340	1,120
State tax provision	76	100	110
Valuation allowance for net deferred tax assets	617	(1,610)	2,690
Uncertain tax items	(3,013)	350	350
Tax rate differential	1,107	(776)	1,050
Other items	16	—	(330)
	$220	$1,744	$3,100

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended September 30,
	2018	2017
Deferred tax assets (liabilities):
Capitalized inventory costs	$193	$210
Inventory write-downs	1,333	1,945
Accrued warranty	204	260
Deferred profits	1,006	1,190
Accruals and reserves not currently deductible	5,017	1,945
Stock option expense	738	1,080
Book vs. tax basis of acquired assets	—	(1,290)
Federal net operating loss carryforwards	2,922	4,820
Foreign and state net operating losses	13,860	14,800
Book vs. tax depreciation and amortization	(1,667)	(2,250)
Foreign tax credits	—	420
Other deferred tax assets	163	—
Total deferred tax assets	23,769	23,130
Valuation allowance	(23,769)	(22,930)
Deferred tax assets, net of valuation allowance	$—	$200

Changes in the deferred tax valuation allowance are as follows (in thousands):

	Years Ended September 30,
	2018	2017
Balance at the beginning of the year	$22,930	$24,310
Additions (reductions) to valuation allowance	839	(1,380)
Balance at the end of the year	$23,769	$22,930

The deferred tax valuation allowance increased by $0.8 million and decreased by $1.4 million for the years ended September 30, 2018 and 2017, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in making this assessment. We have established valuation allowances on substantially all net deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized. In 2017 and 2018, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we have determined will be utilized against net operating income in the current year. Additionally, as of September 30, 2017, the deferred tax assets related to acquired foreign tax credits and the related valuation allowance were reduced due to our inability to use them prior to expiration. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.
As of September 30, 2018, we have federal net operating loss carryforwards of approximately $14.0 million that expire at various times between 2028 and 2035. The utilization of those federal net operating losses are limited to approximately $0.8 million per year. We have foreign net operating loss carryforwards of approximately $53.0 million which expire at various times through 2025. We have approximately $3.6 million of state net operating loss carryforwards.
We apply the accounting guidance for uncertainty in income taxes using the provisions of FASB ASC 740. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Approximately $0.6 million of this total represents the amount that, if recognized, would favorably affect our effective income tax rate in future periods.
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Balance at beginning of the year	$4,210	$3,860	$3,510
Additions related to tax positions taken in prior years	155	350	350
Reductions due to resolution of uncertain tax position	(3,167)	—	—
Balance at the end of the year	$1,198	$4,210	$3,860

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term. Income taxes long-term also includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net (benefit) expense for interest and penalties of $(2.0) million, $0.4 million and $0.4 million for 2018, 2017 and 2016, respectively. Income taxes payable long-term on the Consolidated Balance Sheets includes a cumulative accrual for potential interest and penalties of $0.7 million and $2.6 million as of September 30, 2018 and 2017, respectively.

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

12. Commitments and Contingencies

Purchase Obligations – As of September 30, 2018, we had unrecorded purchase obligations in the amount of $15.0 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

Development Projects – In fiscal 2014, Tempress Systems, Inc. (“Tempress”) entered into an agreement with the Energy Research Centre of the Netherlands (“ECN”), a Netherlands government sponsored research institute, for a joint research and development project. Under the terms of the agreement, Tempress sold an ion implanter (“Equipment”) to ECN for $1.4 million. Both Tempress and ECN are performing research and development projects utilizing the Equipment at the ECN facilities. Each party to the agreement has 100% rights to the results of the projects developed separately by the individual parties. Any results co-developed will be jointly owned. Tempress met its requirement to contribute $1.4 million to the project through equipment and services prior to fiscal 2017.

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

Operating Leases – We lease buildings, vehicles and equipment under operating leases. Rental expense under such operating leases was $1.0 million, $1.2 million, and $1.4 million in 2018, 2017 and 2016, respectively. As of September 30, 2018, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more totaled $1.7 million, of which $1.0 million, $0.4 million and $0.2 million is payable in 2019, 2020 and 2021, respectively, and less than $0.1 million in each of 2022, 2023 and 2024, and none thereafter.

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

13. Acquisition

On December 24, 2014, we expanded our participation in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides ALD systems used in high efficiency solar cells, for a total purchase price consideration of $1.9 million. On July 31, 2017, Tempress entered into an Exit Agreement (the “Agreement”) with the two minority owners of SoLayTec (“Minority Owners”) to acquire their remaining shares of SoLayTec, resulting in Tempress becoming the sole owner of SoLayTec. The terms of the Agreement, which was effective as of July 1, 2017, state that the Minority Owners will sell all of their SoLayTec shares to Tempress for a nominal fee and waive all right to future repayment of principal and interest on loans payable to the Minority Owners. As a result of the effectiveness of the Agreement, SoLayTec has no further liability under the loans. The amount of principal and interest forgiven was approximately $2.4 million, which was recorded as a capital contribution, with no impact on the Consolidated Statement of Operations. The carrying value of the non-controlling interest at the date of the Agreement was $2.7 million. Under the terms of the Agreement, if we sell SoLayTec within two years from the effective date, the Minority Owners are entitled to a pro-rated payment of the sale proceeds.

14. Sale of Investment

On September 16, 2015, we reduced our ownership to 15% in Kingstone Hong Kong. Our investment in Kingstone Hong Kong was accounted for using the equity method for periods subsequent to the deconsolidation due to our ability to exert significant influence over the financial and operating policies of Kingstone Hong Kong, primarily through our representation on the board of directors. We recognized our portion of net income or losses on a one-quarter lag. The resulting equity method investment was initially recorded at fair value at $2.7 million using the value the third party purchaser placed on their investment in Kingstone Shanghai, a Level 2 input in the fair value hierarchy. The carrying value of the equity method investment in Kingstone Hong Kong was $2.6 million as of September 30, 2017.

Effective June 29, 2018, we sold our remaining 15% ownership interest in Kingstone Hong Kong to the majority owner for approximately $5.7 million, which was received in August 2018. We recognized a pre-tax gain of approximately $2.9 million, which is reported as gain on sale of other assets in our Consolidated Statements of Operations for the year ended September 30, 2018. Kingstone Hong Kong and its owner are no longer related parties of Amtech.

15. Shareholder Rights Plan

On December 15, 2008, Amtech and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) which amended and restated the terms governing the previously authorized shareholder rights (each a “Right”) to purchase fractional shares of our Series A Participating Preferred Stock (“Series A Preferred”) currently attached to each of our outstanding shares of common stock. As amended, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $51.60 (the “Exercise Price”), subject to adjustment. The rights expire 10 years after issuance and are exercisable if (a) a person or group becomes the beneficial owner of 15% or more of our common stock or (b) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of our common stock.  The Final Expiration Date (as defined in the Restated Rights Agreement) is December 14, 2018.

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

As previously disclosed, on October 8, 2015, we entered into a Letter Agreement (the “Agreement”) by and between Amtech and certain shareholders of Amtech who jointly file (the “Joint Filers”) under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Agreement permits the Joint Filers, pursuant to the Restated Rights Agreement, to individually acquire shares of common stock of Amtech that would, in the aggregate, bring the Joint Filers’ collective ownership to no more than 19.9% of our issued and outstanding common stock at any time. In the event the Joint Filers’ collective ownership at any time exceeds 19.9% of our issued and outstanding shares of common stock, we are entitled to specific performance and all other remedies entitled to us at law or equity, among other remedies. The Board approved the Agreement and transactions contemplated thereunder, and has the sole authority to terminate the Agreement at any time.

16. Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

In 2015, we deconsolidated Kingstone, reducing our ownership to 15% of Kingstone Hong Kong. Upon the deconsolidation, Kingstone and its owners became related parties of Amtech. Based on the terms of the transaction agreements, in 2016, we received a payment of $4.9 million from Kingstone for its exclusive sale and service rights in the solar ion implant equipment. We recognized a pre-tax gain on the sale of $2.6 million for the year ended September 30, 2016. Effective June 29, 2018, we sold our remaining 15% ownership interest in Kingstone Hong Kong to the majority owner for approximately $5.7 million. We recognized a pre-tax gain on the sale of approximately $2.9 million. The 2016 and 2018 gains are each reported as a gain on sale of other assets in our Consolidated Statements of Operations for the respective fiscal years. Kingstone Hong Kong and its owners are no longer related parties of Amtech.

As of June 30, 2017, SoLayTec had borrowed approximately $2.4 million, including accrued interest, from its minority shareholders. These loans were forgiven as part of the Exit Agreement entered into in July 2017. See Note 13 for additional information.

17. Business Segments

Our three reportable segments are as follows:

Solar - We supply thermal processing systems, including diffusion, plasma-enhanced chemical vapor deposition (“PECVD”), atomic layer deposition (“ALD”), and related automation, parts and services, to the solar/photovoltaic industry.

Semiconductor - We supply thermal processing equipment, including solder reflow equipment and related controls and diffusion for use by leading semiconductor manufacturers, and in electronics assembly for automotive and other industries.

Polishing - We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire substrates for LED lighting and mobile devices, compound substrates, like silicon carbide wafers, for LED and power device applications, various glass and silica components for 3D image transmission, quartz and ceramic components for telecommunications devices, medical device components and optical and photonics applications.

Information concerning our business segments is as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Net revenue:
Solar*	$82,502	$87,031	$60,946
Semiconductor	80,163	67,237	50,637
Polishing	13,761	10,248	8,725
	$176,426	$164,516	$120,308
Operating income (loss):
Solar*	$(7,050)	$6,060	$(6,696)
Semiconductor	11,848	9,538	3,904
Polishing	3,672	2,617	1,588
Non-segment related	(6,551)	(7,790)	(6,704)
	$1,919	$10,425	$(7,908)
* The financial statement of business units included in the Solar segment include some sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising less than 25% of the Solar segment revenue.

	Years Ended September 30,
	2018	2017	2016
Capital expenditures:
Solar	$540	$1,008	$235
Semiconductor	352	236	692
Polishing	603	12	51
	$1,495	$1,256	$978
Depreciation and amortization expense:
Solar	$1,003	$1,544	$2,014
Semiconductor	715	876	870
Polishing	136	73	90
	$1,854	$2,493	$2,974

	September 30, 2018	September 30, 2017
Identifiable assets:
Solar	$48,898	$97,999
Semiconductor	59,744	57,177
Polishing	6,545	5,078
Non-segment related	34,219	31,369
	$149,406	$191,623

18. Major Customers and Foreign Sales

In 2018, one customer individually accounted for 25% of net revenues. In 2017, one customer accounted for 25% of net revenues. In 2016, one customer accounted for 11% of net revenues.

Our net revenues for 2018, 2017 and 2016 were to customers in the following geographic regions:

	Years Ended September 30,
	2018	2017	2016
United States	12%	11%	17%
Other	2%	1%	3%
Total Americas	14%	12%	20%
Taiwan	7%	12%	15%
Malaysia	6%	9%	18%
China	53%	47%	28%
Other	4%	7%	7%
Total Asia	70%	75%	68%
Germany	7%	5%	3%
Other	9%	8%	9%
Total Europe	16%	13%	12%
	100%	100%	100%

19. Geographic Regions

We have operations in the Netherlands, United States, France and China. Revenues, operating income (loss) and identifiable assets by geographic region are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
Net revenue:
The Netherlands	$76,373	$81,443	$52,189
United States	72,753	60,952	44,299
France	6,129	5,588	8,758
China	17,634	12,673	11,799
Other	3,537	3,860	3,263
	$176,426	$164,516	$120,308
Operating income (loss):
The Netherlands	$(5,269)	$5,206	$(7,773)
United States	3,871	1,527	(1,396)
France	(3,058)	(1,000)	(783)
China	5,445	3,647	1,530
Other	930	1,045	514
	$1,919	$10,425	$(7,908)

		As of September 30,
		2018	2017
Net property, plant and equipment:
The Netherlands		$5,943	$5,190
United States		10,039	9,924
France		177	289
China		293	389
		$16,452	$15,792

20. Supplementary Financial Information

The following is a summary of the activity in our allowance for doubtful accounts (in thousands):

	Years Ended September 30,
	2018	2017	2016
Balance at beginning of year	$866	$3,730	$5,009
Provision / (Reversal)	45	(720)	1,698
Write offs	(33)	(1,249)	(1,942)
Adjustment (1) (2) (3)	529	(895)	(1,035)
Balance at end of year	$1,407	$866	$3,730

(1) 2018 amount relates to unbilled accounts receivable that were deemed uncollectible.
(2) 2016 amount primarily relates to partial collection of cancellation fees that were legally owed to us but for which collectability was not assured.
(3) Includes foreign currency translation adjustments.

21. Selected Quarterly Data (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended September 30, 2018 and 2017 (in thousands, except percentages and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2018:
Revenue	$73,611	$32,783	$41,200	$28,832
Gross profit	$20,337	$11,725	$14,599	$8,496
Gross margin	27.6%	35.8%	35.4%	29.5%
Operating income (loss)	$7,766	$65	$2,936	$(8,848)
Income tax provision (benefit)	$1,240	$(2,780)	$1,390	$370
Net income (loss) attributable to Amtech Systems, Inc.	$6,452	$2,835	$4,971	$(8,953)
Net income (loss) per share attributable to Amtech Systems, Inc.:
Basic income (loss) per share	$0.44	$0.19	$0.33	$(0.61)
Shares used in calculation	14,781	14,891	14,925	14,730
Diluted income (loss) per share	$0.42	$0.19	$0.33	$(0.61)
Shares used in calculation	15,298	15,154	15,091	14,730

Fiscal Year 2017:
Revenue	$29,135	$32,944	$47,760	$54,677
Gross profit	$8,443	$8,395	$15,502	$19,592
Gross margin	29.0%	25.5%	32.5%	35.8%
Operating (loss) income	$(180)	$(1,400)	$3,971	$8,034
Income tax provision	$90	$194	$986	$474
Net (loss) income attributable to Amtech Systems, Inc.	$(53)	$(1,420)	$3,287	$7,317
Net (loss) income per share attributable to Amtech Systems, Inc.:
Basic (loss) income per share	$—	$(0.11)	$0.25	$0.53
Shares used in calculation	13,179	13,188	13,242	13,895
Diluted (loss) income per share	$—	$(0.11)	$0.25	$0.51
Shares used in calculation	13,179	13,188	13,398	14,294

22. Subsequent Events

Stock Repurchase Program

On November 27, 2018, the Board of Directors of the Company approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock over a one-year period, commencing immediately. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. We may, in the sole discretion of the Board of Directors, terminate the repurchase program at any time while it is in effect.

Chief Executive Officer Steps Down

The Company and its Chief Executive Officer and President, Fokko Pentinga, agreed on a transition of leadership, pursuant to which Mr. Pentinga stepped down as the Chief Executive Officer, President and a director of the Company effective December 6, 2018 (the “Effective Date”). In connection with his departure, Mr. Pentinga and the Company entered into a Separation Agreement and General Release of all Claims, dated November 28, 2018 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Pentinga will receive the following benefits:

•	a severance payment of $864,000 in gross, less all customary and appropriate income and employment taxes;

•	a payment of $458,500 for all other amounts due him;

•
all of his time-based stock options, consisting of 264,167 options (the “Options”), became fully vested and immediately exercisable. Mr. Pentinga has the right to exercise 122,500 of such Options with an exercise price of $7.01 or less until December 31, 2019. The remaining 141,667 of such Options are exercisable during the 90-day period following the Effective Date; and

•	certain other benefits as set forth in the Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by the full text of the Separation Agreement. The terms of the Separation Agreement are consistent with the treatment of Mr. Pentinga’s departure as a termination without cause under the terms of his Employment Agreement with the Company dated June 29, 2012, as amended from time to time.

Mr. J.S. Whang, the Company’s Executive Chairman, has agreed to serve as Chief Executive Officer of the Company effective December 6, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2018.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our evaluation we believe that, as of September 30, 2018, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a Report of Independent Registered Public Accounting Firm related to our internal control over financial reporting, which can be found in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K is incorporated by reference to Amtech’s Definitive Proxy Statement to be filed with the SEC in connection with its 2019 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days of September 30, 2018, our fiscal year end. In the event the Proxy Statement is not filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this Annual Report on Form 10-K within the 120 day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2018, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2018, our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2018, our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2018, our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2018, our fiscal year end.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	10-Q	000-11412	3.1	February 9, 2012
3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	8-K	000-11412	3.1	April 28, 2005
3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of January 4, 2008.	8-K	000-11412	3.1	January 8, 2008
3.4	First Amendment to the Company’s Amended and Restated Bylaws, dated January 30, 2015.	8-K	000-11412	3.1	February 2, 2015
4.1	Second Amended and Restated Rights Agreement, dated as of October 1, 2015, by and between Amtech Systems, Inc. and Computershare Trust Company, N.A.	8-K	000-11412	4.1	October 5, 2015
4.2	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	8-K	000-11412	4.1	April 28, 2005
10.1	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014.	8-K	000-11412	10.1	May 14, 2014
10.2	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended, effective April 9, 2015.	8-K	000-11412	10.4	April 10, 2015
10.3	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	10-Q	000-11412	10.1	February 9, 2012
10.4	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	10-Q	000-11412	10.2	August 9, 2012
10.5	Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated June 29, 2012.	8-K	000-11412	10.1	July 6, 2012
10.6	Amendment, dated as of July 1, 2012, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	10-Q	000-11412	10.3	August 9, 2012
10.7	Second Amendment, dated June 28, 2013, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	10-Q	000-11412	10.15	August 8, 2013
10.8	Second Amendment, dated June 28, 2013, to the Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated as of June 29, 2012.	10-Q	000-11412	10.16	August 8, 2013
10.9	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated April 9, 2015.	8-K	000-11412	10.1	April 10, 2015
10.10	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Fokko Pentinga, dated April 9, 2015.	8-K	000-11412	10.2	April 10, 2015
10.11	Fifth Amendment to Employment Agreement, dated November 19, 2015, by and between the Company and Jong S. Whang.	8-K	000-11412	10.1	November 19, 2015
10.12	Key Terms for Robert Hass Employment Agreement, dated February 22, 2016, by and between Amtech Systems, Inc. and Robert T. Hass.	10-Q	000-11412	10.2	May 5, 2016
10.13	Fifth Amendment to Employment Agreement, dated November 10, 2016, between Amtech Systems, Inc. and Fokko Pentinga.	8-K	000-11412	10.1	November 16, 2016

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH
10.14	Terms of Employment for Robert T. Hass, dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass.	8-K	000-11412	10.2	November 16, 2016
10.15	Change of Control and Severance Agreement dated November 10, 2016, between Amtech Systems, Inc. and Robert T. Hass.	8-K	000-11412	10.3	November 16, 2016
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.					X
24.1	Powers of Attorney					X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Letter Agreement, dated October 8, 2015, by and between the Company and the Joint Filers.	8-K	000-11412	99.1	October 8, 2015
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.PRE	Taxonomy Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

December 7, 2018	By:	/s/ Lisa D. Gibbs
Lisa D. Gibbs, Vice President - Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Executive Chairman and	December 7, 2018
Jong S. Whang	Chairman of the Board
(Principal Executive Officer)

/s/ Robert T. Hass	Executive Vice President – Finance and Chief Financial Officer	December 7, 2018
Robert T. Hass	(Principal Financial Officer)

/s/ Lisa D. Gibbs	Vice President – Chief Accounting Officer	December 7, 2018
Lisa D. Gibbs	(Principal Accounting Officer)

*	Director	December 7, 2018
Robert M. Averick

*	Director	December 7, 2018
Michael Garnreiter

*	Director	December 7, 2018
Robert F. King

*	Director	December 7, 2018
Sukesh Mohan

*By: /s/ Robert T. Hass
Robert T. Hass, Attorney-In-Fact**

**By authority of the power of attorney filed as Exhibit 24 hereto.