Form 10-Q
period 2018-12-31
AMTECH SYSTEMS INC
filed 2019-02-07
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2018
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [ X  ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Shares of Common Stock outstanding as of January 25, 2019: 14,227,580

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; difficulties in executing our Solar restructuring plan; changes in demand for our services and products; our ability to successfully complete and obtain additional turnkey orders and the associated costs and risks related thereto; difficulties in successfully executing our growth initiatives; the effects of semiconductor trends on our annual goodwill impairment analysis; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K that we filed with the SEC for the year-ended September 30, 2018 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in the Annual Report on Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC. As noted above, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of the Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	September 30, 2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$55,969	$58,331
Restricted cash	5,009	4,165
Accounts receivable
Trade (less allowance for doubtful accounts of $1,358 and $1,407 at December 31, 2018, and September 30, 2018, respectively)	23,137	20,475
Unbilled and other	—	12,749
Inventories	23,808	24,710
Contract assets	4,601	—
Other current assets	3,688	3,860
Total current assets	116,212	124,290
Property, Plant and Equipment - Net	16,148	16,452
Intangible Assets - Net	1,066	1,130
Goodwill - Net	6,633	6,633
Other Assets	864	901
Total Assets	$140,923	$149,406

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$11,828	$11,374
Accrued compensation and related taxes	7,041	7,394
Accrued warranty expense	944	1,040
Other accrued liabilities	3,876	4,239
Current maturities of long-term debt	378	374
Contract liabilities	12,236	18,369
Income taxes payable	2,913	2,353
Total current liabilities	39,216	45,143
Long-Term Debt	7,878	7,960
Income Taxes Payable	3,481	3,213
Total Liabilities	50,575	56,316
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,227,580 and 14,216,596 at December 31, 2018 and September 30, 2018, respectively	142	142
Additional paid-in capital	124,522	124,316
Accumulated other comprehensive loss	(10,550)	(9,974)
Retained deficit	(23,766)	(21,394)
Total shareholders’ equity	90,348	93,090
Total Liabilities and Shareholders’ Equity	$140,923	$149,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2018	2017
Revenues, net of returns and allowances	$29,453	$73,611
Cost of sales	20,328	53,274
Gross profit	9,125	20,337

Selling, general and administrative	8,221	10,580
Research, development and engineering	1,946	1,991
Restructuring charges	874	—
Operating (loss) income	(1,916)	7,766
Loss from equity method investment	—	(26)
Interest income (expense) and other income, net	144	(48)
(Loss) Income before income taxes	(1,772)	7,692
Income tax provision	600	1,240
Net (loss) income	$(2,372)	$6,452

(Loss) Income Per Share:

Basic (loss) income per share attributable to Amtech shareholders	$(0.17)	$0.44
Weighted average shares outstanding	14,220	14,781
Diluted (loss) income per share attributable to Amtech shareholders	$(0.17)	$0.42
Weighted average shares outstanding	14,220	15,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2018	2017
Net (loss) income	$(2,372)	$6,452
Foreign currency translation adjustment	(576)	541
Comprehensive (loss) income	$(2,948)	$6,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Par Value	Additional Paid- In Capital
Balance at September 30, 2017	14,711	$147	$125,564	$(8,529)	$(26,699)	$90,483
Net income	—	—	—	—	6,452	6,452
Translation adjustment	—	—	—	541	—	541
Stock compensation expense	—	—	253	—	—	253
Stock options exercised	165	2	1,198	—	—	1,200
Balance at December 31, 2017	14,876	$149	$127,015	$(7,988)	$(20,247)	$98,929

Balance at September 30, 2018	14,217	$142	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	(2,372)	(2,372)
Translation adjustment	—	—	—	(576)	—	(576)
Stock compensation expense	—	—	169	—	—	169
Stock options exercised	11	—	37	—	—	37
Balance at December 31, 2018	14,228	$142	$124,522	$(10,550)	$(23,766)	$90,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended December 31,
	2018	2017
Operating Activities
Net (loss) income	$(2,372)	$6,452
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	443	471
Write-down of inventory	557	41
Capitalized interest	106	143
Deferred income taxes	7	(7)
Non-cash share-based compensation expense	169	253
Loss from equity method investment	—	26
Provision for allowance for doubtful accounts, net	44	48
Changes in operating assets and liabilities:
Accounts receivable	(2,568)	(8,869)
Inventories	228	7,558
Contract and other assets	7,939	6,974
Accounts payable	520	(1,255)
Accrued income taxes	831	1,087
Accrued and other liabilities	(684)	731
Contract liabilities	(5,866)	(28,275)
Net cash used in operating activities	(646)	(14,622)
Investing Activities
Purchases of property, plant and equipment	(152)	(93)
Net cash used in investing activities	(152)	(93)
Financing Activities
Proceeds from the exercise of stock options	37	1,199
Payments on long-term debt	(95)	(89)
Net cash (used in) provided by financing activities	(58)	1,110
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(662)	453
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,518)	(13,152)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	62,496	75,761
Cash, Cash Equivalents and Restricted Cash, End of Period	$60,978	$62,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The consolidated results of operations for the three months ended December 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Shipping Expense – Shipping expenses of $0.5 million and $1.2 million for the three months ended December 31, 2018 and 2017, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended December 31,
	2018	2017
Research, development and engineering	$2,129	$2,290
Grants earned	(183)	(299)
Net research, development and engineering	$1,946	$1,991

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

As of December 31, 2018, one Semiconductor segment customer individually represented 16% of accounts receivable. As of September 30, 2018, one Solar segment customer individually represented 23% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 62% and 65% of total cash balances as of December 31, 2018 and September 30, 2018, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in The Netherlands, France, China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 10 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

See Note 2 for information on our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which amends the existing accounting standards for revenue recognition. The adoption of ASC 606 did not have a material effect on our results of operations.

In November 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard retrospectively effective October 1, 2018, and, accordingly, to conform to the current period presentation, we reclassified our restricted cash to be included in the total of cash and cash equivalents presented at the bottom of our consolidated statements of cash flows for both the beginning and ending periods for our three months ended December 31, 2018 and 2017. As a result, the amount of the change in our net cash provided by operating activities no longer separately shows the change in restricted cash for either period.

The following table summarizes the effects related to the adoption of ASU 2016-18 for the three months ended December 31, 2017:

	December 31, 2017
	As reported	As adjusted
Net cash provided by (used in) operating activities	$263	$(14,622)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$295	$453
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$1,575	$(13,152)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$51,121	$75,761
Cash, Cash Equivalents and Restricted Cash, End of Period	$52,696	$62,609

There have been no other material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2018 that affect or may affect our financial statements.

2. Contracts with Customers

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer handling automation, and related consumables used in fabricating semiconductor devices, light-emitting diodes, or LEDs, silicon carbide (“SiC”) and silicon power chips and solar cells. We sell these products to semiconductor and solar cell manufacturers worldwide, particularly in Asia, the United States and Europe. We operate in three reportable business segments, based primarily on the industry they serve: (i) Semiconductor, (ii) Solar and (iii) Polishing. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, diffusion furnaces, and customer high-temp belt furnaces for use by semiconductor and electronics assembly manufacturers. In our Polishing segment, we produce substrate consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, compound substrates, like silicon carbide wafers, for power device applications. In our Solar segment, we supply thermal processing systems, including diffusion furnace, plasma-enhanced chemical vapor deposition (“PECVD”) system, atomic layer deposition (“ALD”) system, and related automation, to the photovoltaic solar industry.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and is recognized as revenue upon satisfaction of the performance obligation.

We implemented ASC 606 as of October 1, 2018 using the modified retrospective approach with no cumulative effect adjustment recorded to the opening balance of accumulated deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, we changed our accounting policy for the installation performance obligation included in all Solar segment system sales. Previously under ASC 605, we deferred revenue for the fair value of the installation and recognized it when earned. Under ASC 606, we will no longer record a deferral but will continue to recognize the revenue when earned. This change in policy does not result in a change in the amount of revenue recorded; instead, it removes the installation liability from our balance sheet.

To achieve the core principle of the standard, we apply the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract to the customer. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Our equipment sales consist of multiple performance obligations, including the system itself and obligations that are not delivered simultaneously with the system, primarily installation services. Customers who purchase new systems are provided an assurance-type warranty, generally for periods of 12 to 24 months. In accordance with ASC 606, assurance-type warranties are not considered a performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. The transaction price for equipment sales is adjusted for estimated product returns that we expect to occur under our return policy based upon historical return rates, which have historically been immaterial. In rare cases when the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of our transactions.

The Company has determined that most contracts will be completed in less than one year. For those transactions where all performance obligations will be satisfied within one year or less, the Company is applying the practical expedient outlined in ASC 606-10-32-18. This practical expedient allows the Company not to adjust promised consideration for the effects of a significant financing component if the Company expects at contract inception the period between when the Company transfers the promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those transactions that are expected to be completed after one year, the Company has assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each distinct performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to each distinct performance obligation or to a distinct service that forms part of a single performance obligation.

Where required, the Company determines the standalone selling price (“SSP”) for each performance obligation based on consideration of both market and Company specific factors, including the selling price and profit margin for similar products.

For those contracts that contain multiple performance obligations (primarily system sales requiring installation services), the Company must determine the SSP. To determine the SSP for labor related performance obligations (such as the labor component of installation), the Company used directly observable inputs based on the standalone sale prices for these services. The Company used a cost plus margin approach in determining the SSP for any materials related performance obligations (e.g., system add-ons, spare parts, and systems).

5) Recognize revenue when or as the Company satisfied a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, settle liabilities, and holding or selling the asset. For over time recognition, ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g., surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

Equipment and related product revenues (e.g., furnace systems, system add-ons, machinery, consumables and spare parts) are recognized at a point in time, when they are shipped or delivered, depending on contractual terms.

For installation services, revenue is recognized at a point in time, once the installation of the tool is complete. The nature of the installation services are such that the customer does not simultaneously receive and consume the benefits provided by the entity’s performance, nor does performance of installation services create or enhance an asset that the customer controls. Installation services do not create an asset with an alternative use to the entity, and the entity does not have an enforceable right to payment for performance completed to date.

Maintenance and service contracts are recognized over time. Progress in the satisfaction of these performance obligations will be measured using an input method of either time elapsed in the case of fixed period contracts, or labor hours expended, in the case of project-based contracts.

Cost to Obtain and Fulfill a Contract with a Customer

The Company recognizes an asset related to incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The Company will recognize an asset from costs incurred to fulfill a contract only if such costs relate directly to a contract that the entity can specifically identify, the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Any assets recognized related to costs to obtain or fulfill a contract are amortized to selling, general and administrative expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

In substantially all of our business transactions, we incur incremental costs to obtain contracts with customers, in the form of sales commissions. We maintain a commission program which awards our sales representatives for system sales and our employees for system sales and other individual goals. Under ASC 606, an asset shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. However, ASC 606 provides a practical expedient to allow for the recognition of commission expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Based on the nature of the Company’s contracts with customers, we have elected this practical expedient and will expense all commissions as incurred based upon the expectation that the amortization period would be one year or less.

Revenue Categories used by Management

Management reviews disaggregated revenue at the operating segment level. Revenue-generating transactions vary between our operating segments due to several factors. For example, installation for our Solar systems is a longer process due to the complexities of the chemicals and equipment involved. Additionally, lead times are longer in our Solar operating segment than in our Semiconductor or Polishing segments. Most of the revenue for our Polishing segment results from the sale of consumables, rather than equipment sales. These consumables have a much shorter production period than equipment produced by our other operating segments. Due to these variations between operating segments, management determined that disaggregated revenue by segment sufficiently depicts how economic factors affect the nature, amount, timing and uncertainty of our revenue and cash flows.

Contract assets and liabilities

Contract assets consist of amounts the Company is not legally able to invoice but has completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., the Company has recognized revenue in an amount greater than the amount that is billable under the contract). Contract assets are reflected in current assets on the consolidated balance sheets.

Contract liabilities are reflected in current liabilities on the consolidated balance sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities include customer deposits and deferred profit. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. This amount relates primarily to prepayments for system sales and installation services.

Solar system transactions have payment terms that generally require a down payment (20%-30% of contract price), followed by a second payment due upon shipment of the system (40%-50% of contract price), with a final payment due upon acceptance of the installation (10%-20% of contract price). Semiconductor system transactions have payment terms that generally require a payment due upon shipment of the system (80%-90% of contract price) and a final payment due upon installation or acceptance.

The components of contract assets are as follows, in thousands:

December 31, 2018
Unbilled accounts receivable	$4,601
Contract assets	$4,601

The components of contract liabilities are as follows, in thousands:

	December 31, 2018	September 30, 2018
Customer deposits	$11,065	$15,298
Deferred revenues	3,547	5,616
Deferred costs	(2,376)	(2,545)
Contract liabilities	$12,236	$18,369

For the three months ended December 31, 2018, we recognized previously deferred gross profit of $0.5 million.

3. Restructuring

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our solar business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the notice periods and amount due to employees in the event of involuntary termination.

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

•
all of his time-based stock options (the “Options”), became fully vested and immediately exercisable. Mr. Pentinga has the right to exercise Options with an exercise price of $7.01 or less until December 31, 2019. The remaining Options are exercisable during the 90-day period following the Effective Date; and

•	certain other benefits as set forth in the Separation Agreement.

The table below details the activity for three months ended December 31, 2018 related to the above restructuring actions and the outstanding obligations as of December 31, 2018, in thousands:

Three Months Ended December 31, 2018
Balance at September 30, 2018	$865
Severance expense, net of adjustments	874
Cash payments	(275)
Balance at December 31, 2018	$1,464

4. Earnings Per Share

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

For the three months ended December 31, 2018 and December 31, 2017, options for 1,198,000 and 120,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Numerator:
Net (loss) income attributable to Amtech Systems, Inc.	$(2,372)	$6,452

Denominator:
Weighted-average shares used to compute basic EPS	14,220	14,781
Common stock equivalents (1)	—	517
Weighted-average shares used to compute diluted EPS	14,220	15,298

Basic (loss) income per share attributable to Amtech shareholders	$(0.17)	$0.44
Diluted (loss) income per share attributable to Amtech shareholders	$(0.17)	$0.42

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5. Inventory

The components of inventories are as follows, in thousands:

	December 31, 2018	September 30, 2018
Purchased parts and raw materials	$14,840	$15,896
Work-in-process	6,311	6,067
Finished goods	2,657	2,747
	$23,808	$24,710

6. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.3 million in the three months ended December 31, 2018 and 2017, respectively, and was included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2018:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,248,758	$7.69
Granted	154,850	5.52
Exercised	(10,984)	3.34
Forfeited	(66,940)	9.75
Outstanding at end of period	1,325,684	$7.37

Exercisable at end of period	1,095,001	$7.73
Weighted average fair value of options granted during the period	$3.18

As a result of the Separation Agreement (see Note 3), vesting of 12,500 options was accelerated in the first quarter of 2019. Additionally, 122,500 options are subject to potential modification, if they are unexercised at the end of the 90-day period following the Effective Date. The modification will allow for an additional nine-month exercise period.

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended December 31, 2018
Risk free interest rate	3%
Expected life	6 years
Dividend rate	0%
Volatility	60%

On November 29, 2018, we announced that the Board of Directors of Amtech Systems, Inc. (the “Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. Our Board may terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended December 31, 2018.

7. Income Taxes

For the three months ended December 31, 2018 and 2017, we recorded income tax expense of $0.6 million and $1.2 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

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

We classify all of our uncertain tax positions as income taxes payable long-term. At both December 31, 2018 and September 30, 2018, the total amount of unrecognized tax benefits was approximately $1.2 million. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of both December 31, 2018 and September 30, 2018, we had an accrual for potential interest and penalties of approximately $0.7 million classified with income taxes payable long-term.

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

8. Commitments and Contingencies

Purchase Obligations – As of December 31, 2018, we had unrecorded purchase obligations in the amount of $16.0 million compared to $15.0 million as of September 30, 2018. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

Legal Proceedings and Other Claims – From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

In December 2018, we were notified by our customer that the turnkey contract for Phase II has been terminated. As a result, we will not perform the final installation and integration of our equipment. Final settlement of the contract is under review. We have removed the value of this remaining work from our backlog with no material effect on financial condition and results of operations.

Employment Contracts – We have employment contracts with, and severance plans covering, certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If severance payments under the current employment contracts or severance plans were to become payable, the severance payments would generally range from twelve to thirty-six months of salary.

9.	Business Segment Information

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

Polishing – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components. We also refer to our Polishing segment as “SiC/LED.”

Information concerning our business segments is as follows, in thousands:

	Three Months Ended December 31,
	2018	2017
Net Revenues:
Solar *	$7,510	$49,197
Semiconductor	18,960	20,891
Polishing	2,983	3,523
	$29,453	$73,611
Operating (loss) income:
Solar *	$(2,804)	$5,352
Semiconductor	2,745	3,004
Polishing	769	1,104
Non-segment related	(2,626)	(1,694)
	$(1,916)	$7,766

* The financial statement of business units included in the Solar segment include sales of equipment and parts to the semiconductor, silicon wafer and microelectromechanical (“MEMS”) industries, comprising not more than half of the Solar segment revenue.

	December 31, 2018	September 30, 2018
Identifiable Assets:
Solar	$38,502	$48,898
Semiconductor	62,036	59,744
Polishing	7,178	6,545
Non-segment related*	33,207	34,219
	$140,923	$149,406

*Non-segment related assets include cash, property and other assets.

Goodwill and other long-lived assets

We review our long-lived assets, including goodwill, for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Notes 1 and 5 of our Annual Report on Form 10-K for the year ended September 30, 2018.

10. Major Customers and Foreign Sales

During the three months ended December 31, 2018, one Semiconductor segment customer individually represented 13% of our net revenues. No other customer represented greater than 10% of net revenues. During the three months ended December 31, 2017, one Solar segment customer individually represented 50% of our net revenues.

Our net revenues were to customers in the following geographic regions:

	Three Months Ended December 31,
	2018	2017
United States	20%	7%
Other	2%	2%
Total North America	22%	9%
China	30%	71%
Malaysia	3%	3%
Taiwan	8%	2%
Other	7%	3%
Total Asia	48%	79%
Germany	17%	6%
Other	13%	6%
Total Europe	30%	12%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Overview

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer handling automation, and related consumables used in fabricating semiconductor devices, light-emitting diodes, or LEDs, silicon carbide (“SiC”) and silicon power chips and solar cells. We sell these products to semiconductor and solar cell manufacturers worldwide, particularly in Asia, the United States and Europe. We operate in three reportable business segments, based primarily on the industry they serve: (i) Semiconductor, (ii) Polishing and (iii) Solar. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, diffusion furnaces, and customer high-temp belt furnaces for use by semiconductor and electronics assembly manufacturers. In our Polishing segment, we produce substrate consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, compound substrates, like silicon carbide wafers, for power device applications. In our Solar segment, we supply thermal processing systems, including diffusion furnace, plasma-enhanced chemical vapor deposition (“PECVD”) system, atomic layer deposition (“ALD”) system, and related automation, to the photovoltaic solar industry.

Our semiconductor customers are primarily manufacturers of integrated circuits, O-S-D (optoelectronic, sensors and discrete) components used in analog, power and radio frequency (RF) devices and photovoltaic solar cells. The semiconductor and solar cell industries are cyclical and historically have experienced significant fluctuations. Our revenue is impacted by these broad industry trends. Although semiconductor demand for our products may have reached its cyclical peak in our fiscal year ended September 30, 2018, we believe that continued technological advances and emerging industries, such as silicon carbide power devices, will sustain our long-term performance.

Since 2012, the solar cell industry has, at times, experienced significant structural imbalances between supply and demand. This imbalance has increased competitive pressure on selling prices and negatively impacted our results of operations. We secured a large order for two phases of a solar turnkey project and delivered the equipment for both phases in fiscal 2017 and 2018. We achieved final acceptance for the first phase and have been waiting for end-customer readiness to begin installation of the second phase. In December 2018, we were notified by our customer that the turnkey contract for Phase II has been terminated. As a result, we will not perform the final installation and integration of our equipment. Final settlement of the contract is under review. We have removed the value of this remaining work from our backlog and do not expect any future orders relating to this project or other turnkey projects. For equipment orders for other customer expansions, we compete with Chinese equipment manufacturers that offer lower prices, liberal payment terms and have a more substantial local presence. As a result, we are finding it increasingly difficult to participate in large capacity expansion opportunities in China. We believe we will need to continue to significantly restructure our Solar operations to achieve profitability. No assurance can be given as to the outcome or timing of any such further restructuring efforts, or that any such efforts will result in any specific action. We are intensely reviewing available options to improve the solar business.

In July 2018, we established a restructuring plan related to our operations in the Netherlands, which are part of our Solar operating segment (the “Plan”). The goal of the Plan is to reduce operating costs and better align our workforce with the current needs of our solar business and enhance our competitive position for long-term success. Once fully implemented, we expect the Plan to reduce operating costs by approximately $3.0 million on an annualized basis. Under the Plan, we will reduce our Solar workforce by approximately 35-40 employees (approximately 20%). The affected employees are covered by a collective bargaining agreement, which defines the notice period and amount due to employees in the event of involuntary termination. We recorded approximately $0.9 million of one-time termination costs in the fourth quarter of fiscal 2018. It is expected that these efforts will be completed by the end of our third quarter of fiscal 2019.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2018	2017
Net revenue	100%	100%
Cost of sales	69%	72%
Gross margin	31%	28%
Selling, general and administrative	28%	14%
Research, development and engineering	7%	3%
Restructuring charges	3%	0%
Operating (loss) income	(7)%	11%
Loss from equity method investment	0%	0%
Interest expense and other income, net	1%	0%
(Loss) Income before income taxes	(6)%	11%
Income tax provision	2%	2%
Net (loss) income	(8)%	9%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of equipment, with the exception of products using new technology, for which revenue is recognized upon customer acceptance. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity, which is generally ratable over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue and operating income can be significantly impacted by the timing of system shipments and system acceptances. The revenue of business units included in the Solar segment include sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising not more than half of the Solar segment revenue.

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2018	2017	Incr (Decr)	% Change
Solar	$7,510	$49,197	$(41,687)	(85)%
Semiconductor	18,960	20,891	(1,931)	(9)%
Polishing	2,983	3,523	(540)	(15)%
Total net revenue	$29,453	$73,611	$(44,158)	(60)%

Total net revenue for the quarters ended December 31, 2018 and 2017 was $29.5 million and $73.6 million, respectively, a decrease of approximately $44.2 million or 60%. Revenue from the Solar segment decreased 85% compared to the prior year quarter. This change is primarily a result of shipments of the equipment for Phase II of the turnkey order during the prior year quarter, compared to no turnkey revenue in the most recent quarter. We are operating in a challenging, competitive environment due to lower prices and liberal payment terms that are offered from Chinese equipment manufacturers. These competitive pricing pressures are making it increasingly difficult for us to participate in our customers’ solar expansions. The termination of the turnkey contract described in the Overview section above further reduces our confidence in the likelihood of a rebound of our Solar segment. Revenue from our Semiconductor segment decreased 9% compared to the prior year quarter due primarily to market demand peaking in fiscal 2018 and weakness in the China consumer market. Revenue from the Polishing segment decreased 15% compared to the prior year quarter due primarily to more machine sales and higher initial sales of a new template design in the first quarter of fiscal 2018.

Backlog and Orders

Our backlog, including deferred profit, as of December 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2018	2017	Incr (Decr)	% Change
Solar	$19,664	$39,267	$(19,603)	(50)%
Semiconductor	18,158	23,720	(5,562)	(23)%
Polishing	3,456	2,864	592	21%
Total backlog	$41,278	$65,851	$(24,573)	(37)%

The backlog of business units included in the Solar segment include sales of equipment and parts to the semiconductor, silicon wafer and MEMS industries, comprising not more than half of the Solar segment backlog.

New orders booked in the three months ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2018	2017	Incr (Decr)	% Change
Solar	$4,866	$7,332	$(2,466)	(34)%
Semiconductor	16,094	25,292	(9,198)	(36)%
Polishing	3,744	4,701	(957)	(20)%
Total new orders	$24,704	$37,325	$(12,621)	(34)%

As of December 31, 2018, one customer individually accounted for 17% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2018. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. Our backlog also includes revenue deferred pursuant to our revenue recognition policy.

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

	Three Months Ended December 31,
Segment	2018	Gross Margin	2017	Gross Margin	Incr (Decr)
Solar	$411	5%	$11,313	23%	$(10,902)
Semiconductor	7,490	40%	7,488	36%	2
Polishing	1,224	41%	1,536	44%	(312)
Total gross profit	$9,125	31%	$20,337	28%	$(11,212)

Gross profit for the three months ended December 31, 2018 and 2017 was $9.1 million (31% of net revenue) and $20.3 million (28% of net revenue), respectively, a decrease of $11.2 million. Gross margin on products from our Solar segment decreased compared to the three months ended December 31, 2017, due primarily to lower sales volumes and write-downs of inventory. Gross margin on products from our Semiconductor segment increased compared to the three months ended December 31, 2017, due primarily to a higher margin product mix. Gross margin on products from our Polishing segment decreased from the prior year period, primarily due to product mix. For the three months ended December 31, 2018, we recognized previously deferred gross profit of $0.5 million. For the three months ended December 31, 2017, we deferred gross profit of $2.1 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2018 and 2017 were $8.2 million and $10.6 million, respectively. SG&A decreased compared to the prior year quarter due primarily to decreased expenses in our Solar segment, including lower commissions and freight on lower sales, lower personnel and other employee-related expenses, and administrative expenses related to the turnkey project that were incurred in the first quarter of fiscal 2018.

Restructuring Charges

We recorded restructuring charges of $0.9 million in the first quarter of fiscal 2019. This amount is primarily severance expense related to the departure of our former Chief Executive Officer.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2018 and 2017 were $1.9 million and $2.0 million, respectively, a decrease of less than $100,000.

Income Taxes

For the three months ended December 31, 2018 and 2017, we recorded income tax expense of $0.6 million and $1.2 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, in the first quarter of fiscal 2019, cumulative losses in the Solar segment weighed heavily in the overall assessment. As a result of the review, it was determined that it was appropriate to maintain a full valuation allowance for all net deferred tax assets in the foreign jurisdictions in which the Solar segment has operations, and for the carryforwards of U.S. net operating losses and foreign tax credits, acquired in the merger with BTU International, for which there are limitations on their utilization. We continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Three Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(646)	$(14,622)
Net cash used in investing activities	(152)	(93)
Net cash (used in) provided by financing activities	(58)	1,110
Effect of exchange rate changes on cash	(662)	453
Net decrease in cash, cash equivalents and restricted cash	(1,518)	(13,152)
Cash, cash equivalents and restricted cash, beginning of period	62,496	75,761
Cash, cash equivalents and restricted cash, end of period	$60,978	$62,609

Cash and Cash Flow

The decrease in cash, cash equivalents and restricted cash during the first three months of fiscal 2019 of $1.5 million was primarily due to cash used in operations and the effect of exchange rates on our cash balances. We maintain a portion of our cash, cash equivalents and restricted cash in Euros at our Dutch and French operations and in RMB in our Chinese operations; therefore, changes in the exchange rate have an impact on our cash balances. Our working capital was $77.0 million as of December 31, 2018 and $79.1 million as of September 30, 2018. Our ratio of current assets to current liabilities was 3.0:1 as of December 31, 2018, and 2.8:1 as of September 30, 2018.

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

Cash Flows from Operating Activities

Cash used in our operating activities was $0.6 million for the three months ended December 31, 2018, compared to $14.6 million for the three months ended December 31, 2017, an increase of $14.0 million. During the three months ended December 31, 2018, $1.0 million was used in losses from operations adjusted for non-cash items, partially offset by $0.4 million of cash provided by changes in operating assets and liabilities. During the three months ended December 31, 2017, cash was primarily generated through net income adjusted for non-cash items of $7.4 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were more than offset by an increase in accounts receivable due to the high volumes of shipments during the quarter and advances made to vendors.

Cash Flows from Investing Activities

For the three months ended December 31, 2018, cash used in investing activities was $0.2 million compared to $0.1 million in the prior year period.

Cash Flows from Financing Activities

For the three months ended December 31, 2018, $0.1 million of cash used in financing activities was comprised of approximately $37,000 of proceeds received from the exercise of stock options, fully offset by payments on long-term debt of $0.1 million. For the three months ended December 31, 2017, $1.1 million of cash provided by financing activities was primarily comprised of $1.2 million of proceeds from the exercise of stock options, partially offset by payments on long-term debt of less than $0.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $16.0 million as of December 31, 2018, compared to $15.0 million as of September 30, 2018, an increase of $1.0 million due primarily to inventory builds related to expected shipments in the second quarter and a large capital expenditure in our Polishing segment.

There were no other material changes to the contractual obligations included in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2018.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. Other than the Revenue Recognition policy change disclosed in Note 2 hereto, there have been no significant changes in our critical accounting policies during the three months ended December 31, 2018.

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

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For discussion of legal proceedings, see Note 8 to our consolidated financial statements under “Part I, Item 1: Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the section entitled “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 29, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing immediately. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares.

During the three months ended December 31, 2018, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.        Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH
10.1	Separation Agreement and General Release of All Claims between Amtech Systems, Inc. and Fokko Pentinga dated November 28, 2018					X
10.2	Letter Agreement between Amtech Systems, Inc. and Fokko Pentinga dated December 28, 2018					X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.PRE	Taxonomy Presentation Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 7, 2019
Lisa D. Gibbs
Vice President – Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)