Form 10-Q
period 2019-06-30
AMTECH SYSTEMS INC
filed 2019-08-08
CIK 720500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________
FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None

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

Shares of Common Stock outstanding as of August 2, 2019: 14,267,107

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2019	September 30, 2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$49,109	$45,897
Restricted cash	603	18
Accounts receivable
Trade (less allowance for doubtful accounts of $270 and $454 at June 30, 2019, and September 30, 2018, respectively)	15,488	17,985
Unbilled and other	—	291
Inventories	18,885	17,835
Contract assets	55	—
Held-for-sale assets	22,965	45,322
Other current assets	1,688	2,884
Total current assets	108,793	130,232
Property, Plant and Equipment - Net	10,290	10,509
Intangible Assets - Net	935	1,131
Goodwill - Net	6,633	6,633
Other Assets	775	901
Total Assets	$127,426	$149,406

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,914	$6,867
Accrued compensation and related taxes	2,684	3,359
Accrued warranty expense	627	644
Other accrued liabilities	1,192	667
Current maturities of long-term debt	369	350
Contract liabilities	2,561	1,519
Income taxes payable	1,708	2,357
Held-for-sale liabilities	18,484	31,798
Total current liabilities	32,539	47,561
Long-Term Debt	5,270	5,542
Income Taxes Payable	3,041	3,213
Total Liabilities	40,850	56,316
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,258,307 and 14,216,596 at June 30, 2019 and September 30, 2018, respectively	143	142
Additional paid-in capital	124,964	124,316
Accumulated other comprehensive loss	(11,177)	(9,974)
Retained deficit	(27,354)	(21,394)
Total shareholders’ equity	86,576	93,090
Total Liabilities and Shareholders’ Equity	$127,426	$149,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues, net of returns and allowances	$21,003	$28,743	$64,861	$76,974
Cost of sales	13,153	18,560	40,064	48,249
Gross profit	7,850	10,183	24,797	28,725

Selling, general and administrative	5,718	6,775	18,137	19,518
Research, development and engineering	746	582	2,325	2,035
Restructuring charges	35	—	1,072	—
Operating income	1,351	2,826	3,263	7,172
Gain on sale of other assets	—	2,883	—	2,883
Income from equity method investment	—	232	—	234
Interest income and other, net	249	410	511	396
Income from continuing operations before income taxes	1,600	6,351	3,774	10,685
Income tax provision	707	1,372	1,621	2,944
Income from continuing operations, net of tax	893	4,979	2,153	7,741
Income (loss) from discontinued operations, net of tax	1,154	(8)	(8,113)	6,517
Net income (loss)	$2,047	$4,971	$(5,960)	$14,258

Income (Loss) Per Basic Share:
Basic income per share from continuing operations	$0.06	$0.33	$0.15	$0.52
Basic income (loss) per share from discontinued operations	$0.08	$0.00	$(0.57)	$0.44
Net income (loss) per basic share	$0.14	$0.33	$(0.42)	$0.96

Income (Loss) Per Diluted Share:
Diluted income per share from continuing operations	$0.06	$0.33	$0.15	$0.51
Diluted income (loss) per share from discontinued operations	$0.08	$0.00	$(0.57)	$0.43
Net income (loss) per diluted share	$0.14	$0.33	$(0.42)	$0.94

Weighted average shares outstanding - basic	14,245	14,925	14,231	14,867
Weighted average shares outstanding - diluted	14,316	15,091	14,267	15,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$2,047	$4,971	$(5,960)	$14,258
Foreign currency translation adjustment	(904)	(2,181)	(1,690)	(844)
Reclassification adjustment for net losses included in net income	487	—	487	—
Comprehensive income (loss)	$1,630	$2,790	$(7,163)	$13,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Par Value	Additional Paid- In Capital
Balance at September 30, 2017	14,711	$147	$125,564	$(8,529)	$(26,699)	$90,483
Net income	—	—	—	—	6,452	6,452
Translation adjustment	—	—	—	541	—	541
Stock compensation expense	—	—	253	—	—	253
Stock options exercised	165	2	1,198	—	—	1,200
Balance at December 31, 2017	14,876	149	127,015	(7,988)	(20,247)	98,929
Net income	—	—	—	—	2,835	2,835
Translation adjustment	—	—	—	796	—	796
Stock compensation expense	—	—	210	—	—	210
Stock options exercised	20	—	142	—	—	142
Balance at March 31, 2018	14,896	149	127,367	(7,192)	(17,412)	102,912
Net income	—	—	—	—	4,971	4,971
Translation adjustment	—	—	—	(2,181)	—	(2,181)
Stock compensation expense	—	—	169	—	—	169
Stock options exercised	91	1	547	—	—	548
Balance at June 30, 2018	14,987	$150	$128,083	$(9,373)	$(12,441)	$106,419

Balance at September 30, 2018	14,217	$142	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	(2,372)	(2,372)
Translation adjustment	—	—	—	(576)	—	(576)
Stock compensation expense	—	—	169	—	—	169
Stock options exercised	11	—	37	—	—	37
Balance at December 31, 2018	14,228	142	124,522	(10,550)	(23,766)	90,348
Net loss	—	—	—	—	(5,635)	(5,635)
Translation adjustment	—	—	—	(210)	—	(210)
Stock compensation expense	—	—	194	—	—	194
Stock options exercised	—	—	—	—	—	—
Balance at March 31, 2019	14,228	142	124,716	(10,760)	(29,401)	84,697
Net income	—	—	—	—	2,047	2,047
Translation adjustment	—	—	—	(417)	—	(417)
Stock compensation expense	—	—	111	—	—	111
Stock options exercised	30	1	137	—	—	138
Balance at June 30, 2019	14,258	$143	$124,964	$(11,177)	$(27,354)	$86,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2019	2018
Operating Activities
Net (loss) income	$(5,960)	$14,258
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,280	1,622
Write-down of inventory	2,991	195
Capitalized interest	106	143
Deferred income taxes	192	206
Non-cash share-based compensation expense	474	632
Loss (gain) on sale of property, plant and equipment	1	(53)
Gain on sale of subsidiary	(1,614)	—
Gain on sale of other assets	—	(2,883)
Income from equity method investment	—	(234)
Provision for allowance for doubtful accounts, net	1,104	64
Changes in operating assets and liabilities:
Accounts receivable	630	(5,877)
Inventories	284	6,565
Contract and other assets	12,675	10,034
Accounts payable	(3,843)	(9,022)
Accrued income taxes	(1,359)	(1,742)
Accrued and other liabilities	(5,726)	39
Contract liabilities	(814)	(34,550)
Net cash provided by (used in) operating activities	421	(20,603)
Investing Activities
Purchases of property, plant and equipment	(552)	(845)
Proceeds from sale of property, plant and equipment	—	64
Costs related to sale of equity method investment	—	(6)
Net cash disposed of in sale of subsidiary	(1,112)	—
Net cash used in investing activities	(1,664)	(787)
Financing Activities
Proceeds from the exercise of stock options	175	1,889
Payments on long-term debt	(280)	(275)
Borrowings on long-term debt	9	—
Net cash (used in) provided by financing activities	(96)	1,614
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1,450)	(380)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,789)	(20,156)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	62,496	75,761
Cash, Cash Equivalents and Restricted Cash, End of Period*	$59,707	$55,605

*Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018
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

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. For additional information on the divestiture, see Note 4. For additional information on our segments, see Note 10.

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

The consolidated results of operations for the three and nine months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Shipping Expense – Shipping expenses of $0.2 million in each of the three months ended June 30, 2019 and 2018, and $0.6 million for each of the nine months ended June 30, 2019 and 2018, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Research, development and engineering	$790	$582	$2,369	$2,035
Grants earned	(44)	—	(44)	—
Net research, development and engineering	$746	$582	$2,325	$2,035

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

As of June 30, 2019, one Semiconductor segment customer individually represented 10% of accounts receivable. As of September 30, 2018, one Semiconductor customer individually represented 16% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 77% and 88% of total cash balances at our continuing operations as of June 30, 2019 and September 30, 2018, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in the Netherlands, China, France, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

In November 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard retrospectively effective October 1, 2018, and, accordingly, to conform to the current period presentation, we reclassified our restricted cash to be included in the total of cash and cash equivalents presented at the bottom of our consolidated statements of cash flows for both the beginning and ending periods for our nine months ended June 30, 2019 and 2018. As a result, the amount of the change in our net cash provided by operating activities no longer separately shows the change in restricted cash for either period.

The following table summarizes the effects related to the adoption of ASU 2016-18 for the nine months ended June 30, 2018:

	June 30, 2018
	As reported	As adjusted
Net cash used in operating activities	$(2,647)	$(20,603)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(572)	$(380)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(2,392)	$(20,156)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$51,121	$75,761
Cash, Cash Equivalents and Restricted Cash, End of Period	$48,729	$55,605

There have been no other material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Condensed Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2018 that affect or may affect our financial statements.

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

We implemented ASC 606 as of October 1, 2018 using the modified retrospective approach with no cumulative effect adjustment recorded to the opening balance of retained deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods. Upon adoption of ASC 606, we changed our accounting policy for the installation performance obligation included in all solar system sales. Previously under ASC 605, we deferred revenue for the fair value of the installation and recognized it when earned. Under ASC 606, we will no longer record a deferral but will continue to recognize the revenue when earned. This change in policy does not result in a change in the amount of revenue recorded; instead, it removes the installation liability from our balance sheet.

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

The components of contract assets are as follows, in thousands:

June 30, 2019
Unbilled accounts receivable	$55
Contract assets	$55

The components of contract liabilities are as follows, in thousands:

	June 30, 2019	September 30, 2018
Customer deposits	$2,561	$1,519
Contract liabilities	$2,561	$1,519

3. Restructuring

The Company and its former Chief Executive Officer and President, Fokko Pentinga, agreed on a transition of leadership, pursuant to which Mr. Pentinga stepped down as the Chief Executive Officer, President and a director of the Company effective December 6, 2018 (the “Effective Date”). In connection with his departure, Mr. Pentinga and the Company entered into a Separation Agreement and General Release of all Claims, dated November 28, 2018 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Pentinga received the following benefits:

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

The table below details the activity for the nine months ended June 30, 2019 related to the above action as well as additional headcount reductions as we consolidated satellite offices in our Semiconductor segment and the outstanding obligations as of June 30, 2019, in thousands:

Nine Months Ended June 30, 2019
Balance at September 30, 2018	$—
Severance expense, net of adjustments	1,072
Cash payments	(1,041)
Balance at June 30, 2019	$31

4. Assets Held for Sale and Discontinued Operations

In April 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas.

The Board made its decision, effective March 28, 2019, after analyzing current market conditions and the strategic outlook for its solar segment, which operates in a highly competitive market among lower cost manufacturers, particularly in China. Historical fluctuations in the solar cell industry combined with downward pricing pressure has negatively affected the Company’s results of operations in recent years. In response, as previously disclosed in our periodic reports, we had been pursuing strategic alternatives for the continued operations of the Solar Segment, including the possibility of restructuring the Solar Segment to achieve profitability and compete more effectively. After further assessment, however (including input from management of the Solar segment and our external advisors), the Board determined that the investment required to return the solar business to profitability would be better utilized to pursue strategic opportunities in the Semiconductor and SiC/LED segments.

The anticipated divestiture of our solar business included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment. We adopted a plan to sell our Solar operations on or before March 31, 2020. As such, we classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. We expect to incur one-time costs to sell Tempress of approximately $750,000, which includes $500,000 in broker fees and $250,000 in legal fees, although the final amount could be greater if certain timing and/or price targets are met.

On June 7, 2019 (“Sale Date”), we completed the sale of our subsidiary, SoLayTec, to a third party located in the Netherlands. Upon the sale, we recognized a gain of approximately $1.6 million, which we reported as gain on sale of subsidiary in our Consolidated Statements of Operations for the three and nine months ended June 30, 2019. Effective on the Sale Date, SoLayTec will no longer be included in our consolidated financial statements. SoLayTec is not material to Amtech’s results of operations or financial position.

Operating results of our discontinued solar operations were as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues, net of returns and allowances	$5,268	$12,457	$19,649	$70,620
Cost of sales	4,374	8,041	19,726	52,684
Gross profit (loss)	894	4,416	(77)	17,936
Selling, general and administrative	1,735	2,766	7,412	10,081
Research, development and engineering	736	1,540	2,647	4,260
Restructuring charges	(3)	—	598	—
Operating (loss) income	(1,574)	110	(10,734)	3,595
Gain on sale of subsidiary	1,614	—	1,614	—
Interest expense and other, net	(143)	(100)	(213)	(172)
(Loss) income from discontinued operations before income taxes	(103)	10	(9,333)	3,423
Income tax (benefit) provision	(1,257)	18	(1,220)	(3,094)
Net income (loss)	$1,154	$(8)	$(8,113)	$6,517

The following table presents a summary of the solar assets and liabilities held for sale included in our Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2019	September 30, 2018
Assets	(Unaudited)
Total current assets	$17,468	$39,379
Property, plant and equipment - net	5,497	5,943
Total assets included in the disposal group	22,965	45,322

Total current liabilities	18,191	29,380
Long-term debt	293	2,418
Total liabilities included in the disposal group	18,484	31,798
Net assets included in the disposal group	$4,481	$13,524

Amtech’s Condensed Consolidated Statement of Cash flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes selected cash flow information for discontinued operations, in thousands:

	Nine Months Ended June 30,
	2019	2018
(Loss) income from discontinued operations, net of tax	$(8,113)	$6,517
Depreciation and amortization	$426	$561
Provision for (reversal of) allowance for doubtful accounts, net	$887	$(9)
Gain on sale of subsidiary	$1,614	$—
Purchases of property, plant and equipment	$118	$1,160

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

For the three and nine months ended June 30, 2019, options for 819,000 and 1,062,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2018, options for 679,000 and 428,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income from continuing operations	$893	$4,979	$2,153	$7,741
Net income (loss) from discontinued operations	$1,154	$(8)	$(8,113)	$6,517
Net income (loss)	$2,047	$4,971	$(5,960)	$14,258

Denominator:
Weighted-average shares used to compute basic EPS	14,245	14,925	14,231	14,867
Common stock equivalents (1)	71	166	36	314
Weighted-average shares used to compute diluted EPS	14,316	15,091	14,267	15,181

Basic income per share from continuing operations	$0.06	$0.33	$0.15	$0.52
Basic income (loss) per share from discontinued operations	$0.08	$0.00	$(0.57)	$0.44
Net income (loss) per basic share	$0.14	$0.33	$(0.42)	$0.96

Diluted income per share from continuing operations	$0.06	$0.33	$0.15	$0.51
Diluted income (loss) per share from discontinued operations	$0.08	$0.00	$(0.57)	$0.43
Net income (loss) per diluted share	$0.14	$0.33	$(0.42)	$0.94

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6. Inventory

The components of inventories are as follows, in thousands:

	June 30, 2019	September 30, 2018
Purchased parts and raw materials	$10,744	$10,989
Work-in-process	4,811	4,159
Finished goods	3,330	2,687
	$18,885	$17,835

7. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.1 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, and was $0.5 million and $0.6 million in the nine months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2019:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,248,758	$7.69
Granted	198,850	5.35
Exercised	(41,711)	4.28
Forfeited	(318,757)	9.02
Outstanding at end of period	1,087,140	$7.01

Exercisable at end of period	831,775	$7.49
Weighted average fair value of options granted during the period	$3.08

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

Nine Months Ended June 30, 2019
Risk free interest rate	3%
Expected life	6 years
Dividend rate	0%
Volatility	60%

On November 29, 2018, we announced that our Board of Directors approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. Our Board may terminate the repurchase program at any time while it is in effect. We intend to retire any repurchased shares. There were no shares repurchased during the quarter ended June 30, 2019.

8. Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded income tax expense at our continuing operations of $0.7 million and $1.4 million, respectively. For the nine months ended June 30, 2019 and 2018, we recorded income tax expense at our continuing operations of $1.6 million and $2.9 million, respectively. In the three months ended June 30, 2019, we realized an income tax benefit of $1.3 million in our discontinued operations. This tax benefit is due to the tax treatment relating to the sale of SoLayTec. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

For the nine months ended June 30, 2018, we realized an income tax benefit of $3.1 million related to our discontinued operations. This benefit was the result of the resolution of an uncertain tax position in specific tax jurisdictions. We worked with tax experts in the local jurisdictions and in the U.S. to review the transactions and tax laws that resulted in this uncertain tax position, as well as the related interest and penalties. At the conclusion of this review, we determined that the Company is not liable for withholding taxes nor the associated interest and penalties in one of the jurisdictions. Therefore, we reversed the accrued tax, interest and penalties relating to this jurisdiction.

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

We classify all of our uncertain tax positions as income taxes payable long-term. At June 30, 2019 and September 30, 2018, the total amount of unrecognized tax benefits was approximately $1.3 million and $1.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of both June 30, 2019 and September 30, 2018, we had an accrual for potential interest and penalties of approximately $0.7 million classified with income taxes payable long-term.

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

9. Commitments and Contingencies

Purchase Obligations – As of June 30, 2019, we had unrecorded purchase obligations at our continuing operations in the amount of $4.9 million compared to $7.3 million as of September 30, 2018. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

In December 2018, we were notified by our customer that the turnkey contract for Phase II has been terminated. As a result, we will not perform the final installation and integration of our equipment under such contract. Negotiations did not result in a final settlement, and the customer has notified us of their intention to pursue arbitration. We have removed the value of this remaining work from our backlog with no material effect on financial condition and results of operations.

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

Information concerning our business segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:
Semiconductor	$16,254	$23,472	$51,267	$60,945
SiC/LED	3,074	3,594	9,330	10,720
Automation	1,675	1,677	4,264	5,309
	$21,003	$28,743	$64,861	$76,974
Operating income (loss):
Semiconductor	$1,951	$3,861	$6,428	$9,122
SiC/LED	607	938	2,253	3,153
Automation	(52)	(195)	(392)	(231)
Non-segment related	(1,155)	(1,778)	(5,026)	(4,872)
	$1,351	$2,826	$3,263	$7,172

	June 30, 2019	September 30, 2018
Identifiable Assets:
Semiconductor	$60,086	$59,744
SiC/LED	7,635	6,545
Automation	2,753	3,586
Non-segment related*	33,987	34,209
Held-for-sale assets**	22,965	45,322
	$127,426	$149,406

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

11. Major Customers and Foreign Sales

During the nine months ended June 30, 2019, one Semiconductor segment customer individually represented 11% of our net revenues. No other customer represented greater than 10% of net revenues. During the nine months ended June 30, 2018, one Semiconductor segment customer individually represented 16% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2019	2018
United States	36%	21%
Other	5%	3%
Total North America	41%	24%
China	18%	28%
Malaysia	5%	7%
Taiwan	10%	9%
Other	6%	4%
Total Asia	39%	48%
Germany	9%	12%
Other	11%	16%
Total Europe	20%	28%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Solar Developments

On April 3, 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the Solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas. The anticipated divestiture included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.

The Board made its decision after analyzing current market conditions and the strategic outlook for its solar segment, which operates in a highly competitive market among lower cost manufacturers, particularly in China. Historical fluctuations in the solar cell industry combined with downward pricing pressure has negatively affected the Company’s results of operations in recent years. This pricing pressure has contributed to the losses incurred by our Solar segment and overshadowed the revenue growth and profitability of our semiconductor and silicon carbide/polishing segments. While we have and are taking actions to reduce headcount and lower our cost structure, the process involved in the Netherlands to accomplish these actions takes significant time, during which losses and cash burn are likely to continue. As previously disclosed in our periodic reports, we had been pursuing strategic alternatives for the continued operations of the Solar segment. After further assessment, however (including input from management of the Solar segment and our advisors), the Board determined that the investment required to return our Solar business to profitability would be better utilized to pursue strategic opportunities in the Semiconductor and SiC/LED segments.

On June 7, 2019 (“Sale Date”), we completed the sale of our subsidiary, SoLayTec, to a third party located in the Netherlands. Upon the sale, we recognized a gain of approximately $1.6 million, which we reported as gain on sale of subsidiary in our Consolidated Statements of Operations for the three and nine months ended June 30, 2019. Effective on the Sale Date, SoLayTec will no longer be included in our consolidated financial statements. SoLayTec is not material to Amtech’s results of operations or financial position.

We have engaged an investment advisory firm located in the Netherlands to provide advice with respect to and assist us with our efforts to divest of Tempress. The advisory firm is actively engaged in conversations with both private equity and strategic buyers. No assurance can be given as to whether we will be able to secure a buyer for Tempress or, if we do so, it will be at a price that is favorable to us, and we may incur a loss on disposal. This division carries a significant balance of Accumulated Other Comprehensive Loss, which will also affect any potential loss realized on disposal. We currently do not intend to further invest in or fund Tempress beyond that reflected in the assets held for sale on the balance sheet at June 30, 2019.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenue	100%	100%	100%	100%
Cost of sales	63%	65%	62%	63%
Gross margin	37%	35%	38%	37%
Selling, general and administrative	27%	23%	28%	25%
Research, development and engineering	4%	2%	4%	3%
Restructuring charges	0%	0%	1%	0%
Operating income	6%	10%	5%	9%
Gain on sale of other assets	0%	10%	0%	4%
Income from equity method investment	0%	1%	0%	0%
Interest income and other, net	2%	1%	1%	1%
Income from continuing operations before income taxes	8%	22%	6%	14%
Income tax provision	4%	5%	3%	4%
Income from continuing operations, net of tax	4%	17%	3%	10%
Income (loss) from discontinued operations, net of tax	6%	0%	(12)%	8%
Net income (loss)	10%	17%	(9)%	18%

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2019	2018	Incr (Decr)	% Change	2019	2018	Incr (Decr)	% Change
Semiconductor	$16,254	$23,472	$(7,218)	(31)%	$51,267	$60,945	$(9,678)	(16)%
SiC/LED	3,074	3,594	(520)	(14)%	9,330	10,720	(1,390)	(13)%
Automation	1,675	1,677	(2)	—%	4,264	5,309	(1,045)	(20)%
Total net revenue	$21,003	$28,743	$(7,740)	(27)%	$64,861	$76,974	$(12,113)	(16)%

Total net revenue for the quarters ended June 30, 2019 and 2018 was $21.0 million and $28.7 million, respectively, a decrease of approximately $7.7 million or 27%. Revenue from the Semiconductor segment decreased 31% compared to the prior year quarter due primarily to market demand peaking in fiscal 2018 and weakness in the China market, partially offset by strong demand in North America. Revenue from our SiC/LED segment decreased 14% compared to the prior year quarter due primarily to the timing of machine shipments.

Total net revenue for the nine months ended June 30, 2019 and 2018 was $64.9 million and $77.0 million, respectively, a decrease of approximately $12.1 million or 16%. Revenue from the Semiconductor segment decreased 16% compared to the prior year period. This change is primarily a result of market demand peaking in fiscal 2018 and weakness in the China market, partially offset by strong demand in North America. Revenue from our SiC/LED segment decreased 13% compared to the prior year period due primarily to more machine sales and higher initial sales of a new template design in the first three quarters of fiscal 2018. Revenue from the Automation segment decreased 20% compared to the prior year period due primarily to less solar automation shipments in fiscal 2019.

Backlog and Orders

Our backlog as of June 30, 2019 and 2018 was as follows (dollars in thousands):

	June 30,
Segment	2019	2018	Incr (Decr)	% Change
Semiconductor	$13,931	$20,764	$(6,833)	(33)%
SiC/LED	2,934	1,507	1,427	95%
Automation	372	955	(583)	(61)%
Total backlog	$17,237	$23,226	$(5,989)	(26)%

New orders booked in the three and nine months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2019	2018	Incr (Decr)	% Change	2019	2018	Incr (Decr)	% Change
Semiconductor	$12,899	$17,871	$(4,972)	(28)%	$44,462	$62,390	$(17,928)	(29)%
SiC/LED	2,697	3,307	(610)	(18)%	9,574	10,540	(966)	(9)%
Automation	682	852	(170)	(20)%	2,180	2,828	(648)	(23)%
Total new orders	$16,278	$22,030	$(5,752)	(26)%	$56,216	$75,758	$(19,542)	(26)%

As of June 30, 2019, one Semiconductor customer individually accounted for 12% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2019. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2019	Gross Margin	2018	Gross Margin	Incr (Decr)	2019	Gross Margin	2018	Gross Margin	Incr (Decr)
Semiconductor	$6,566	40%	$8,721	37%	$(2,155)	$20,499	40%	$23,284	38%	$(2,785)
SiC/LED	1,038	34%	1,294	36%	(256)	3,524	38%	4,370	41%	(846)
Automation	246	15%	168	10%	78	774	18%	1,071	20%	(297)
Total gross profit	$7,850	37%	$10,183	35%	$(2,333)	$24,797	38%	$28,725	37%	$(3,928)

Gross profit for the three months ended June 30, 2019 and 2018 was $7.9 million (37% of net revenue) and $10.2 million (35% of net revenue), respectively, a decrease of $2.3 million. Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment increased compared to the three months ended June 30, 2018, due primarily to increased sales of our higher margin Pyramax equipment compared to the prior year. Gross margin on products from our SiC/LED segment decreased compared to the three months ended June 30, 2018, due primarily to sales of lower margin machines.

Gross profit for the nine months ended June 30, 2019 and 2018 was $24.8 million (38% of net revenue) and $28.7 million (37% of net revenue), respectively, a decrease of $3.9 million. Gross margin on products from our Semiconductor segment increased compared to the nine months ended June 30, 2018, due primarily to product mix. Gross margin on products from our SiC/LED segment decreased compared to the nine months ended June 30, 2018, due primarily to more machine sales and higher initial sales of a new template design in the first three quarters of fiscal 2018.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2019 and 2018 were $5.7 million and $6.8 million, respectively. SG&A expenses for the nine months ended June 30, 2019 and 2018 were $18.1 million and $19.5 million, respectively. SG&A decreased compared to the prior year periods due primarily to lower headcount, lower employee-related expenses and lower commissions on lower revenue.

Restructuring Charges

We recorded restructuring charges of $35,000 and $1.1 million in the three and nine months ended June 30, 2019, respectively. The amount in the third quarter of 2019 relates to the consolidation of our satellite offices in Asia. For the nine months ended June 30, 2019, the amount is primarily severance expense related to the departure of our former Chief Executive Officer. There were no restructuring charges in the corresponding prior-year periods.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2019 and 2018 were $0.7 million and $0.6 million, respectively, and $2.3 million and $2.0 million in the nine months ended June 30, 2019 and 2018, respectively. The nine-month increase is due to additional spending related to a new grant received in fiscal 2019 and the development of a new product at our Semiconductor segment.

Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded income tax expense at our continuing operations of $0.7 million and $1.4 million, respectively. For the nine months ended June 30, 2019 and 2018, we recorded income tax expense at our continuing operations of $1.6 million and $2.9 million, respectively. In the three months ended June 30, 2019, we realized an income tax benefit of $1.3 million in our discontinued operations. This tax benefit is due to the sale of SoLayTec. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Therefore, in the first three months of fiscal 2019, cumulative losses in the Solar segment weighed heavily in the overall assessment. As a result of the review, it was determined that it was appropriate to maintain a full valuation allowance for all net deferred tax assets in the foreign jurisdictions in which the Solar segment has operations, and for the carryforwards of U.S. net operating losses and foreign tax credits, acquired in the merger with BTU International, for which there are limitations on their utilization. We continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Discontinued Operations

As discussed previously in the “Solar Developments” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas. The anticipated divestiture included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment. As such, we classified portions of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. SoLayTec was sold effective June 7, 2019 (see Note 4 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Nine Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$421	$(20,603)
Net cash used in investing activities	(1,664)	(787)
Net cash (used in) provided by financing activities	(96)	1,614
Effect of exchange rate changes on cash	(1,450)	(380)
Net decrease in cash, cash equivalents and restricted cash	(2,789)	(20,156)
Cash, cash equivalents and restricted cash, beginning of period*	62,496	75,761
Cash, cash equivalents and restricted cash, end of period*	$59,707	$55,605

*Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets.

Cash and Cash Flow

The decrease in cash, cash equivalents and restricted cash during the first nine months of fiscal 2019 of $2.8 million was primarily due to cash used in Solar operations and the effect of exchange rates on our cash balances. We maintain a portion of our cash, cash equivalents and restricted cash in Euros at our Dutch and French operations and in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $76.3 million as of June 30, 2019 and $82.7 million as of September 30, 2018. The decrease in our working capital occurred primarily at our Solar divisions as a result of cash used to fund operations as well as decreases in accounts receivable and inventory due to declining orders. Our ratio of current assets to current liabilities was 3.3:1 as of June 30, 2019, and 2.7:1 as of September 30, 2018. Excluding our held-for-sale assets and liabilities, our ratio of current assets to current liabilities was 6.1:1 as of June 30, 2019, and 5.4:1 as of September 30, 2018.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which includes common stock sold in private transactions and public offerings, long-term debt and customer deposits. There can be no assurance that we can raise such additional capital resources when needed or on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months. We have never paid dividends on our common stock.

Cash Flows from Operating Activities

Cash provided by our operating activities was approximately $0.4 million for the nine months ended June 30, 2019, compared to cash used in operations of $20.6 million for the nine months ended June 30, 2018, an improvement of $21.0 million. During the nine months ended June 30, 2019, $1.4 million was used in losses from operations adjusted for non-cash items, with an additional $1.8 million of cash provided by operations as a result of changes in operating assets and liabilities. During the nine months ended June 30, 2018, cash was primarily generated through net income adjusted for non-cash items of $13.9 million and increases in current liabilities, such as customer deposits and accounts payable. These increases were more than offset by an increase in accounts receivable due to the high volumes of shipments during the quarter and advances made to vendors.

Cash Flows from Investing Activities

For the nine months ended June 30, 2019, cash used in investing activities was $1.7 million compared to $0.8 million in the prior year period. In the nine months ended June 30, 2019, cash was reduced by $1.1 million as a result of the sale of SoLayTec, net of proceeds received.

Cash Flows from Financing Activities

For the nine months ended June 30, 2019, $0.1 million of cash used in financing activities was comprised of approximately $0.2 million of proceeds received from the exercise of stock options, which was more than offset by payments on long-term debt of $0.3 million. For the nine months ended June 30, 2018, $1.6 million of cash provided by financing activities was primarily comprised of $1.9 million of proceeds from the exercise of stock options, partially offset by payments on long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $4.9 million as of June 30, 2019, compared to $7.3 million as of September 30, 2018, a decrease of $2.4 million due primarily to the timing of inventory builds related to expected shipments in the fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. Other than the Revenue Recognition policy change disclosed in Note 2 hereto, there have been no significant changes in our critical accounting policies during the nine months ended June 30, 2019.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1: Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

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

During the three months ended June 30, 2019, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

     AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 8, 2019
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)