Form 10-Q
period 2019-12-31
AMTECH SYSTEMS INC
filed 2020-02-06
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-11412

AMTECH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Arizona	86-0411215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 South Clark Drive, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASYS	NASDAQ.Global Select Market

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock outstanding as of January 31, 2020: 14,394,072

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; whether continued technological advances and emerging industries will sustain on our long-term performance; difficulties arising out of our divestiture of our solar operations; difficulties in successfully executing our growth initiatives; our ability to take part in the growth of the SiC industry through investments in capacity, product development and people; our ability to expand our customer base and realize future revenue growth from our 300 mm silicon horizontal thermal reaction product solution; our ability to realize further growth within BTU by making investments in product innovation; our ability to identify strong acquisition targets in the semi and SiC growth environment and successfully execute transactions and integrate such targets; the effects of semiconductor trends on our annual goodwill impairment analysis; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K that we filed with the SEC for the year ended September 30, 2019 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in the Annual Report on Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2019	September 30, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$52,742	$52,982
Restricted cash	—	101
Accounts receivable (less allowance for doubtful accounts of $134 and $172 at December 31, 2019, and September 30, 2019, respectively)	14,205	12,873
Inventories	15,580	17,532
Income taxes receivable	662	—
Held-for-sale assets	18,752	22,755
Other current assets	2,156	2,027
Total current assets	104,097	108,270
Property, Plant and Equipment - Net	10,100	10,217
Intangible Assets - Net	804	870
Goodwill - Net	6,633	6,633
Other Assets	651	487
Total Assets	$122,285	$126,477

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,097	$4,371
Accrued compensation and related taxes	1,743	2,717
Accrued warranty expense	461	556
Other accrued liabilities	1,148	1,274
Current maturities of long-term debt	368	371
Contract liabilities	565	1,378
Income taxes payable	—	1,434
Held-for-sale liabilities	15,168	18,547
Total current liabilities	24,550	30,648
Long-Term Debt	5,085	5,178
Long-Term Lease Liability	34	—
Income Taxes Payable	3,654	3,199
Total Liabilities	33,323	39,025
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,386,422 and 14,268,797 at December 31, 2019 and September 30, 2019, respectively	144	143
Additional paid-in capital	125,866	125,098
Accumulated other comprehensive loss	(8,560)	(11,233)
Retained deficit	(28,488)	(26,556)
Total shareholders’ equity	88,962	87,452
Total Liabilities and Shareholders’ Equity	$122,285	$126,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2019	2018
Revenues, net of returns and allowances	$20,692	$23,225
Cost of sales	12,518	14,205
Gross profit	8,174	9,020

Selling, general and administrative	5,915	6,626
Research, development and engineering	622	866
Restructuring charges	—	864
Operating income	1,637	664
Loss on sale of subsidiary	(2,793)	—
Interest income and other, net	(70)	166
(Loss) income from continuing operations before income taxes	(1,226)	830
Income tax provision	41	582
(Loss) income from continuing operations, net of tax	(1,267)	248
Loss from discontinued operations, net of tax	(665)	(2,620)
Net loss	$(1,932)	$(2,372)

(Loss) Income Per Basic Share:
Basic (loss) income per share from continuing operations	$(0.09)	$0.02
Basic loss per share from discontinued operations	$(0.05)	$(0.18)
Net loss per basic share	$(0.14)	$(0.16)

(Loss) Income Per Diluted Share:
Diluted (loss) income per share from continuing operations	$(0.09)	$0.02
Diluted loss per share from discontinued operations	$(0.05)	$(0.18)
Net loss per diluted share	$(0.14)	$(0.16)

Weighted average shares outstanding - basic	14,290	14,220
Weighted average shares outstanding - diluted	14,290	14,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2019	2018
Net loss	$(1,932)	$(2,372)
Foreign currency translation adjustment	1,081	(576)
Reclassification adjustment for net foreign currency translation losses included in net income	1,592	—
Comprehensive income (loss)	$741	$(2,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2018	14,217	$142	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	(2,372)	(2,372)
Translation adjustment	—	—	—	(576)	—	(576)
Stock compensation expense	—	—	169	—	—	169
Stock options exercised	11	—	37	—	—	37
Balance at December 31, 2018	14,228	$142	$124,522	$(10,550)	$(23,766)	$90,348

Balance at September 30, 2019	14,269	$143	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	68	—	—	68
Stock options exercised	117	1	700	—	—	701
Balance at December 31, 2019	14,386	$144	$125,866	$(8,560)	$(28,488)	$88,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2019	2018
Operating Activities
Net loss	$(1,932)	$(2,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	406	443
Write-down of inventory	311	557
Deferred income taxes	784	7
Non-cash share-based compensation expense	68	169
Loss on sale of subsidiary	2,793	—
(Reversal of) provision for allowance for doubtful accounts, net	(59)	44
Other, net	13	106
Changes in operating assets and liabilities:
Accounts receivable	3,296	(2,568)
Inventories	1,025	228
Other assets	(1,458)	7,939
Accounts payable	(1,983)	520
Accrued income taxes	(1,616)	831
Accrued and other liabilities	(486)	(684)
Contract liabilities	(1,330)	(5,866)
Net cash used in operating activities	(168)	(646)
Investing Activities
Purchases of property, plant and equipment	(173)	(152)
Net cash disposed of in sale of subsidiary	(647)	—
Net cash used in investing activities	(820)	(152)
Financing Activities
Proceeds from the exercise of stock options	701	37
Payments on long-term debt	(103)	(95)
Net cash provided by (used in) financing activities	598	(58)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1,141	(662)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	751	(1,518)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	59,134	62,496
Cash, Cash Equivalents and Restricted Cash, End of Period*	$59,885	$60,978

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

We serve niche markets in industries that are experiencing technological advances and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. For additional information on the divestiture, see Note 4 and Note 12. For additional information on our segments, see Note 10.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed balance sheet at September 30, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2020 and 2019 relate to the fiscal years ended September 30, 2020 and 2019, respectively.

The consolidated results of operations for the three months ended December 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Divestitures – Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations – A business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results and meets the criteria to be classified as held for sale or is disposed of by sale or otherwise. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met. If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the Condensed Consolidated Statements of Operations. Interest on debt directly attributable to the discontinued operation is allocated to discontinued operations.

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

Shipping Expense – Shipping expenses of $0.1 million and $0.2 million in each of the three months ended December 31, 2019 and 2018, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended December 31,
	2019	2018
Research, development and engineering	$763	$866
Grants earned	(141)	—
Net research, development and engineering	$622	$866

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

As of December 31, 2019, one Semiconductor segment customer individually represented 11% of accounts receivable.  As of September 30, 2019, one Semiconductor customer individually represented 15% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 84% and 79% of total cash balances at our continuing operations as of December 31, 2019 and September 30, 2019, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in the Netherlands, China, France, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 11 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

Effective October 1, 2019, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2016-02—Leases (Topic 842), using the retrospective cumulative effect adjustment transition method. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  In addition, we made an accounting policy election not to separate non-lease components from lease components for all existing classes of underlying assets with the exception of land and buildings.  We also made an accounting policy election to not record right of use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on our condensed consolidated balance sheet.

Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $195,000 and $163,000, respectively, as of October 1, 2019. The standard did not materially impact our consolidated results from operations and had no impact on our cash flows.  However, within the second quarter of fiscal 2020, we expect to record an additional $5.0 million of ROU assets and lease liabilities upon the commencement of our new SiC/LED building lease. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information regarding Topic 842.

There have been no other material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Condensed Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2019 that affect or may affect our consolidated financial statements.

2.  Contracts with Customers

The components of contract assets, which are included in other current assets in our condensed consolidated balance sheets, are as follows, in thousands:

	December 31, 2019	September 30, 2019
Unbilled accounts receivable	$—	$36
Contract assets	$—	$36

The components of contract liabilities are as follows, in thousands:

	December 31, 2019	September 30, 2019
Customer deposits	$565	$1,378
Contract liabilities	$565	$1,378

3.  Leases

We lease office space, buildings, land, vehicles and equipment. Lease agreements with an initial term of 12 months or less are not recorded on the balance sheet.  Instead, we recognize the lease expense as incurred over the lease term.

Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options is at our sole discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Significant Accounting Policy

We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in other assets in our condensed consolidated balance sheet.  Balances related to financing leases are immaterial and are included in property and equipment, other current liabilities, and long-term lease liability in our condensed consolidated balance sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The ROU asset includes any prepaid lease payments and additional direct costs and excludes lease incentives.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The following table provides information about the financial statement classification of our lease balances reported within the condensed consolidated balances sheets as of December 31, 2019 and October 1, 2019, in thousands:

	December 31, 2019	October 1, 2019
Assets
Operating lease assets	$70	$146
Finance lease assets	42	49
Total lease assets	$112	$195
Liabilities
Current
Operating lease liabilities	$27	$99
Finance lease liabilities	20	22
Non-current
Operating lease liabilities	11	15
Finance lease liabilities	23	27
Total lease liabilities	$81	$163

The following table provides information about the financial statement classification of our lease expenses reported in the condensed consolidated statement of operations for the three months ended December 31, 2019, in thousands:

Lease cost	Classification	Three Months Ended December 31, 2019
Operating lease cost	Selling, general and administrative expenses	$76
Finance lease cost	Selling, general and administrative expenses	7
Total lease cost		$83

Future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2020	$162	$18	$180
2021	282	12	294
2022	281	7	288
2023	280	7	287
2024	280	2	282
Thereafter	7,160	—	7,160
Total lease payments	8,445	46	8,491
Less: Interest	3,404	3	3,407
Present value of lease liabilities	5,041	43	$5,084

Operating lease payments include $0 related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	24.83
Finance leases	2.89
Weighted average discount rate (%)
Operating leases	4.17
Finance leases	4.17

4.  Assets Held for Sale, Discontinued Operations and Disposals

In April 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas.

The anticipated divestitures of our solar business included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment. We adopted a plan to sell our Solar operations on or before March 31, 2020.  As such, we classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.

On June 7, 2019 (“SoLayTec Sale Date”), we completed the sale of our subsidiary, SoLayTec, to a third party located in the Netherlands.  Upon the sale, we recognized a gain of approximately $1.6 million, which we reported as gain on sale of subsidiary in our Consolidated Statements of Operations for the three months ended June 30, 2019.  Effective on the SoLayTec Sale Date, SoLayTec is no longer included in our consolidated financial statements.  SoLayTec was not material to Amtech’s results of operations or financial position.

On December 13, 2019 (“R2D Sale Date”), we finalized the sale of our subsidiary, R2D Automation SAS (“R2D”), to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2019.  Effective on the R2D Sale Date, R2D will no longer be included in our consolidated financial statements.  R2D does not meet the discontinued operations or held-for-sale criteria and is not material to Amtech’s results of operations or financial position.

See Note 12 for subsequent event disclosure related to the sale of Tempress.

Operating results of our discontinued solar operations were as follows, in thousands:

	Three Months Ended December 31,
	2019	2018
Revenues, net of returns and allowances	$5,287	$6,228
Cost of sales	4,139	6,123
Gross profit	1,148	105
Selling, general and administrative	1,338	1,595
Research, development and engineering	449	1,080
Restructuring charges	—	10
Operating loss	(639)	(2,580)
Interest expense and other, net	(7)	(22)
Loss from discontinued operations before income taxes	(646)	(2,602)
Income tax provision	19	18
Net loss	$(665)	$(2,620)

The following table presents a summary of the solar assets and liabilities held for sale included in our Condensed Consolidated Balance Sheets, in thousands:

	December 31, 2019	September 30, 2019
Assets	(Unaudited)
Total current assets	$13,583	$17,591
Property, plant and equipment - net	5,169	5,164
Total assets included in the disposal group	18,752	22,755
Total current liabilities	14,891	18,272
Long-term debt	277	275
Total liabilities included in the disposal group	15,168	18,547
Net assets included in the disposal group	$3,584	$4,208

Amtech’s Condensed Consolidated Statements of Cash flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.  The following table summarizes selected cash flow information for discontinued operations, in thousands:

	Three Months Ended December 31,
	2019	2018
Loss from discontinued operations, net of tax	$(665)	$(2,620)
Depreciation and amortization	$135	$146
Reversal of allowance for doubtful accounts, net	$(66)	$(46)
Purchases of property, plant and equipment	$1	$98

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

For the three months ended December 31, 2019, options for 703,000 weighted average shares were excluded from the diluted EPS calculations because they were anti-dilutive. For the three months ended December 31, 2018, options for 1,198,000 weighted average shares were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Numerator:
Net (loss) income from continuing operations	$(1,267)	$248
Net loss from discontinued operations	$(665)	$(2,620)
Net loss	$(1,932)	$(2,372)
Denominator:
Weighted-average shares used to compute basic EPS	14,290	14,220
Common stock equivalents (1)	—	32
Weighted-average shares used to compute diluted EPS	14,290	14,252
Basic (loss) income per share from continuing operations	$(0.09)	$0.02
Basic loss per share from discontinued operations	$(0.05)	$(0.18)
Net loss per basic share	$(0.14)	$(0.16)
Diluted (loss) income per share from continuing operations	$(0.09)	$0.02
Diluted loss per share from discontinued operations	$(0.05)	$(0.18)
Net loss per diluted share	$(0.14)	$(0.16)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6.  Inventory

The components of inventories are as follows, in thousands:

	December 31, 2019	September 30, 2019
Purchased parts and raw materials	$13,144	$15,192
Work-in-process	3,471	4,215
Finished goods	3,411	3,183
	20,026	22,590
Excess and obsolete reserves	(4,446)	(5,058)
	$15,580	$17,532

7.  Equity and Stock-Based Compensation

Stock-based compensation expense was $0.1 million and $0.2 million in the three months ended December 31, 2019 and 2018, respectively.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2019:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,068,665	$7.04
Granted	8,500	6.60
Exercised	(117,625)	5.96
Forfeited	(51,931)	7.16
Outstanding at end of period	907,609	$7.16
Exercisable at end of period	770,927	$7.44
Weighted average fair value of options granted during the period	$3.62

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended December 31, 2019
Risk free interest rate	2%
Expected life	6 years
Dividend rate	—%
Volatility	58%

On November 29, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on the Company’s stock price and other market conditions. Our Board could have terminated the repurchase program at any time while it was in effect.  We intended to retire any repurchased shares.  The term of our repurchase program expired as of the quarter ended December 31, 2019.  There were no shares repurchased during the quarter ended December 31, 2019.

8.  Income Taxes

For the three months ended December 31, 2019 and 2018, we recorded income tax expense at our continuing operations of $41,000 and $0.6 million, respectively.  In the three months ended December 31, 2019 and 2018, we recorded income tax expense of $19,000 and $18,000, respectively, in our discontinued operations.  The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

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

We classify all of our uncertain tax positions as income taxes payable long-term.  At both December 31, 2019 and September 30, 2019, the total amount of unrecognized tax benefits was approximately $1.3 million. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of both December 31, 2019 and September 30, 2019, we had an accrual for potential interest and penalties of approximately $0.8 million classified with income taxes payable long-term.

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

9.  Commitments and Contingencies

Purchase Obligations – As of December 31, 2019, we had unrecorded purchase obligations at our continuing operations in the amount of $4.5 million compared to $4.4 million as of September 30, 2019.  These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

In December 2018, we were notified by our customer that the Solar turnkey contract for Phase II had been terminated. As a result, we will not perform the final installation and integration of our equipment under such contract. Negotiations did not result in a final settlement, and the customer has notified us of their intention to pursue arbitration. We have removed the value of this remaining work from our backlog with no material effect on financial condition and results of operations.

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

10.  Business Segment Information

After announcing the planned divestiture of our Solar segment (see Note 4), we conducted an evaluation of our organizational structure.  Beginning with the second quarter of fiscal 2019, we made changes to our reportable segments.  With the divesture of our Automation segment in the first quarter of fiscal 2020, we further evaluated our organizational structure and concluded that we have two reportable business segments following the divestiture.  Prior period amounts have been revised to conform to the current period segment reporting structure.  Our two reportable segments are as follows:

Semiconductor – We design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

SiC/LED – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon and silicon carbide substrates, sapphire substrates, optical components, numerous types of crystalline materials, ceramics and metal components.  We formerly referred to our SiC/LED segment as “Polishing.”

Information concerning our business segments is as follows, in thousands:

	Three Months Ended December 31,
	2019	2018
Net Revenues:
Semiconductor	$17,232	$18,960
SiC/LED	2,817	2,983
Non-segment related	643	1,282
	$20,692	$23,225
Operating income (loss):
Semiconductor	$2,722	$2,745
SiC/LED	534	769
Non-segment related	(1,619)	(2,850)
	$1,637	$664

	December 31, 2019	September 30, 2019
Identifiable Assets:
Semiconductor	$56,055	$56,855
SiC/LED	7,499	7,779
Non-segment related*	39,979	39,088
Held-for-sale assets**	18,752	22,755
	$122,285	$126,477

*	Non-segment related assets include cash, property and other assets.
**	See Note 4 for additional information on held-for-sale assets.

Goodwill and other long-lived assets

We review our long-lived assets, including goodwill, for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Notes 1 and 10 of our Annual Report on Form 10-K for the year ended September 30, 2019.

11.  Major Customers and Foreign Sales

During the three months ended December 31, 2019, one Semiconductor segment customer individually represented 11% of our net revenues.  No other customer represented greater than 10% of net revenues.  During the three months ended December 31, 2018, one Semiconductor segment customer individually represented 17% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2019	2018
United States	33%	26%
Other	9%	1%
Total North America	42%	27%
China	23%	23%
Malaysia	2%	3%
Taiwan	13%	8%
Other	6%	8%
Total Asia	44%	42%
Germany	3%	20%
Other	11%	11%
Total Europe	14%	31%
	100%	100%

12. Subsequent Events

Sale of Tempress

Effective January 22, 2020, Amtech completed the sale of Tempress for nominal consideration to a third party located in the Netherlands. In connection with this sale transaction, Amtech agreed to provide an unsecured term loan to Tempress in the principal sum of $2.25 million, to be used to fund Tempress’ working capital requirements and to facilitate the restructuring of Tempress’ operations.  The loan contains repayment provisions specifying amounts due and payable upon future events, including the sale of the equity or a material portion of the assets of Tempress in a future transaction.  To date, we have received repayment of $0.5 million of the loan balance.  Amtech expects to record a pre-tax loss on deconsolidation of approximately $12.5 million to $13.0 million, of which approximately $7.3 million is the recognition of previously recorded accumulated foreign currency translation losses.  The total pre-tax loss is not expected to have a material effect on our cash balances at our continuing operations.  We also expect to recognize a significant tax benefit relating to this loss, which can be carried over to future years.

Executive Officer Updates

On January 28, 2020, we announced the promotion of Mr. Michael Whang to Chief Executive Officer, effective immediately.  We also announced the retirement of Mr. Robert Hass, 70, Executive Vice President, effective February 17, 2020.  Mr. J.S. Whang, our former Chief Executive Officer, will continue in his capacity as Executive Chairman.

In connection with Mr. Michael Whang’s promotion to Chief Executive Officer, he received an increase in his base salary to $280,000, effective immediately.  Mr. Michael Whang does not currently have an employment agreement with the Company.

In connection with the foregoing, the terms of Mr. J.S. Whang’s employment agreement were amended to reflect the elimination of the unilateral right to restore his base salary to $400,000 and the elimination of his annual car allowance of $18,000.  As a result, Mr. J.S. Whang’s salary will remain at $250,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

We operate in two reportable business segments, based primarily on the industry they serve: (i) Semiconductor, and (ii) SiC/LED. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, diffusion furnaces, and custom high-temp belt furnaces for use by semiconductor and electronics assembly manufacturers. In our SiC/LED segment, we produce substrate consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, and compound substrates, like silicon carbide wafers, for power device applications.

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

Strategy

As we pivot from our Solar business and refocus on our Semiconductor and SiC/LED businesses, we have focused on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our strategic growth plan calls for profitable growth as the semi industry recovers, with the following areas of focus:

•

Emerging opportunities in the SiC industry – We believe we are well-positioned to take part in this significant growth area. We are working closely with our customers to understand their SiC growth plans and opportunities. We are investing in our capacity, next generation product development, and investing in our people. We believe these investments will help fuel our growth in the SiC industry.

•

300 mm Silicon Horizontal Thermal Reactor – We have a highly successful and proven 300 mm solution for growing power semiconductor applications. Moreover, we have a strong foundation with a key customer, and, in the second half of fiscal 2019, we announced an order to another industry-leading manufacturer. We believe we have a strong opportunity to expand our customer base and future revenue growth.

•

As a major revenue contributor, our subsidiary, BTU International, Inc. (BTU), tracks semi industry growth for our semi-packaging and SMT products, and we expect this trend to continue. We believe that through investments in product innovation, BTU is also positioned for future growth.

We project that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as IT systems and capacity expansions at our existing facilities.  Additionally, as a capital equipment manufacturer, we will need working capital to support and fuel our future growth.

In addition to these investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the skillset and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and integrations to provide for accretive, profitable growth in both the short-term and long-term.  As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have an agreement to acquire any acquisition target.

Solar Developments

On April 3, 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the Solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas.  The anticipated divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.

On June 7, 2019 (“Sale Date”), we completed the sale of our SoLayTec to a third party located in the Netherlands.   Upon the sale, we recognized a gain of approximately $1.6 million, which we reported as gain on sale of subsidiary in our Consolidated Statements of Operations for the year ended September 30, 2019.  Effective on the Sale Date, SoLayTec is no longer included in our consolidated financial statements.  SoLayTec was not material to Amtech’s results of operations or financial position.

We engaged an investment advisory firm located in the Netherlands to provide advice with respect to and assist us with our efforts to divest of Tempress. The advisory firm was actively engaged in conversations with both private equity and strategic buyers for nearly a year. The offers that emerged from this process included terms that were not favorable to us and, in most cases, required a cash infusion from us. On January 22, 2020, we sold our shares of Tempress Group Holding B.V. for nominal consideration to a third party located in the Netherlands. In connection with the sale, we agreed to provide an unsecured term loan to Tempress in the amount of $2,250,000.

The portion of our Solar segment not included in discontinued operations was our Automation division, R2D Automation SAS (“R2D”), which historically sold automation products to both solar and semiconductor customers. R2D experienced a significant decline in sales of automation to other divisions in our Solar segment and was also negatively impacted by the slowdown in the broader semiconductor industry. We evaluated how and whether R2D could fit into our current semiconductor and silicon carbide/polishing strategy and determined that the disposition of R2D was in the best interests of our Company and our shareholders. Therefore, on December 13, 2019, we completed the sale of R2D to certain members of R2D’s management team.

Segment Reporting Changes

After announcing the planned divestiture of our Solar segment, we conducted an evaluation of our organizational structure.  Beginning with the second quarter of fiscal 2019, we made changes to our reportable segments.  With the divestiture of our Automation segment in the first quarter of fiscal 2020, we further evaluated our organization structure and concluded that we have two reportable business segments following the divestiture. Prior period amounts have been revised to conform to the current period segment reporting structure.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2019	2018
Net revenue	100%	100%
Cost of sales	60%	61%
Gross margin	40%	39%
Selling, general and administrative	29%	28%
Research, development and engineering	3%	4%
Restructuring charges	—%	4%
Operating income	8%	3%
Loss on sale of subsidiary	(14)%	—%
Interest income and other, net	—%	1%
(Loss) income from continuing operations before income taxes	(6)%	4%
Income tax provision	—%	3%
(Loss) income from continuing operations, net of tax	(6)%	1%
Loss from discontinued operations, net of tax	(3)%	(11)%
Net loss	(9)%	(10)%

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2019	2018	Incr (Decr)	% Change
Semiconductor	$17,232	$18,960	$(1,728)	(9)%
SiC/LED	2,817	2,983	$(166)	(6)%
Non-segment related	643	1,282	(639)	(50)%
Total net revenue	$20,692	$23,225	$(2,533)	(11)%

Total net revenue for the quarters ended December 31, 2019 and 2018 was $20.7 million and $23.2 million, respectively, a decrease of approximately $2.5 million or 11%. Revenue from the Semiconductor segment decreased 9% compared to the prior year quarter due primarily to lower sales of diffusion furnaces.  This decline in sales is attributable to market demand peaking in fiscal 2018. Revenue from our SiC/LED segment was relatively flat compared to the prior year quarter as the market remains soft and customers continue to be cautious.  We believe this is a temporary trend and that significant potential in the SiC industry remains.

Backlog and Orders

For comparison purposes, we have removed the Automation segment, which was sold effective December 13, 2019, from the tables below.

Our backlog as of December 31, 2019 and 2018 was as follows (dollars in thousands):

	December 31,
Segment	2019	2018	Incr (Decr)	% Change
Semiconductor	$12,764	$18,158	$(5,394)	(30)%
SiC/LED	680	3,456	(2,776)	(80)%
Total backlog	$13,444	$21,614	$(8,170)	(38)%

New orders booked in the three months ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	.	2018	Incr (Decr)	% Change
Semiconductor	$15,094	$16,094	$(1,000)	(6)%
SiC/LED	2,531	3,744	(1,213)	(32)%
Total new orders	$17,625	$19,838	$(2,213)	(11)%

As of December 31, 2019, one Semiconductor customer individually accounted for 10% of our backlog. No other customer accounted for 10% or more of our backlog as of December 31, 2019.  The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended December 31,
Segment	2019	Gross Margin	2018	Gross Margin	Incr (Decr)
Semiconductor	$7,186	42%	$7,490	40%	$(304)
SiC/LED	979	35%	1,224	41%	(245)
Non-segment related	9	1%	306	24%	(297)
Total gross profit	$8,174	40%	$9,020	39%	$(846)

Gross profit for the three months ended December 31, 2019 and 2018 was $8.2 million (40% of net revenue) and $9.0 million (39% of net revenue), respectively, a decrease of $0.8 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment increased compared to the three months ended December 31, 2018, due primarily to a mix of higher margin machine and furnace sales. Gross margin on products from our SiC/LED segment decreased compared to the three months ended December 31, 2018, due primarily to product mix and sales of lower margin machines.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2019 and 2018 were $5.9 million and $6.6 million, respectively. SG&A decreased compared to the prior year quarter due primarily to lower employee-related expenses, with prior year expenses consisting of legal and other costs related to the departure of our former CEO and lower commissions on lower diffusion furnace sales, partially offset by increased legal expenses in the current period relating to our Solar and Automation divestitures.

Restructuring Charges

We recorded restructuring charges of $0.9 million in the three months ended December 31, 2018, which primarily related to the departure of our former Chief Executive Officer.  There were no restructuring charges recorded in the current period.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2019 and 2018 were $0.6 million and $0.9 million, respectively. The decrease is due to increased reimbursements in fiscal 2020.

Income Taxes

For the three months ended December 31, 2019 and 2018, we recorded income tax expense at our continuing operations of $41,000 and $0.6 million, respectively.  In the three months ended December 31, 2019 and 2018, we realized an income tax expense of $19,000 and $18,000 in our discontinued operations.  The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. We have concluded that we will maintain a full valuation allowance for all net deferred tax assets in the foreign jurisdictions in which we operate and for the carryforwards of U.S. net operating losses and foreign tax credits, acquired in the merger with BTU International, for which there are limitations on their utilization. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions and will conduct an additional evaluation in conjunction with the sale of Tempress in our second quarter of fiscal 2020, to determine whether full valuation allowances on net deferred tax assets are appropriate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Discontinued Operations

As disclosed previously in the “Solar Developments” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we classified portions of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019 (see Note 4 for additional information) and Tempress was sold effective January 22, 2020 (see Note 12 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Three Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(168)	$(646)
Net cash used in investing activities	(820)	(152)
Net cash provided by (used in) financing activities	598	(58)
Effect of exchange rate changes on cash	1,141	(662)
Net increase (decrease) in cash, cash equivalents and restricted cash	751	(1,518)
Cash, cash equivalents and restricted cash, beginning of period*	59,134	62,496
Cash, cash equivalents and restricted cash, end of period*	$59,885	$60,978

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets.

Cash and Cash Flow

The increase in cash, cash equivalents and restricted cash during the first three months of fiscal 2020 of $0.8 million was primarily due to cash received from stock option exercises.  We maintain a portion of our cash, cash equivalents and restricted cash in RMB at our Chinese operations and in Euros at our Dutch operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $79.5 million as of December 31, 2019 and $77.6 million as of September 30, 2019.  The increase in our working capital occurred primarily due to increases in accounts receivable due to shipments late in the quarter.  Our ratio of current assets to current liabilities was 4.2:1 as of December 31, 2019, and 3.5:1 as of September 30, 2019.  Excluding our held-for-sale assets and liabilities, our ratio of current assets to current liabilities was 9.1:1 as of December 31, 2019, and 7.1:1 as of September 30, 2019.

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

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $0.2 million for the three months ended December 31, 2019, compared to $0.6 million for the three months ended December 31, 2018, an improvement of approximately $0.5 million.  During the three months ended December 31, 2019, net loss adjusted for non-cash items provided cash of $2.4 million, which was offset by $2.6 million of cash used in operations as a result of changes in operating assets and liabilities. During the three months ended December 31, 2018, $1.0 million was used in losses from operations adjusted for non-cash items, partially offset by $0.4 million of cash provided by changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended December 31, 2019, cash used in investing activities was $0.8 million compared to $0.2 million in the prior year period.

Cash Flows from Financing Activities

For the three months ended December 31, 2019, $0.6 million of cash provided by financing activities was comprised of approximately $0.7 million of proceeds received from the exercise of stock options, which was partially offset by payments on long-term debt of $0.1 million. For the three months ended December 31, 2018, $0.1 million of cash used in financing activities was comprised of $37,000 of proceeds received from the exercise of stock options, fully offset by payments on long-term debt of $0.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $4.5 million as of December 31, 2019, compared to $4.4 million as of September 30, 2019, an increase of $0.1 million.

There were no other material changes to the contractual obligations included in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2019.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. Other than the Leases policy change disclosed in Note 2 hereto, there have been no significant changes in our critical accounting policies during the three months ended December 31, 2019.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2019, other than as follows:

Our business, financial condition and results of operations may be adversely affected by the coronavirus outbreak in China.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Several of our customers and suppliers are located in Wuhan and other locations throughout China. We also maintain an office, manufacturing and warehouse facility in Shanghai. A significant portion of our net revenue and a portion of our workforce is concentrated in China. Consequently, we are susceptible to factors adversely affecting the locations where we, or our customers and suppliers, are located in China. Our results of operations could be adversely affected to the extent that the coronavirus or any other epidemic harms the Chinese economy in general. We may also experience impacts to certain of our customers or suppliers as a result of a health epidemic or other outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operations may experience disruptions, such as temporary closure of our offices or those of our customers and suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations.

In late January 2020, in response to intensifying efforts to contain the spread of this coronavirus, we continue to monitor or modify our hours of operation. While the modified operating hours are expected to be temporary, the duration of the business disruption, reduction in customer engagement and related financial impact cannot be reasonably estimated at this time but may materially affect our Semiconductor segment and consolidated results for our second quarter and fiscal 2020. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The extent to which this outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of this outbreak and the actions to contain this outbreak or treat its impact, among others.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 29, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period, commencing immediately. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased were subject to management’s discretion and depended on the Company’s stock price and other market conditions. We could have, in the sole discretion of the Board, terminated the repurchase program at any time while it was in effect.  We intended to retire any repurchased shares. The term of our repurchase program expired as of the quarter ended December 31, 2019.

During the quarter ended December 31, 2019, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.PRE	Inline Taxonomy Presentation Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 6, 2020
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)