Form 10-Q
period 2020-03-31
AMTECH SYSTEMS INC
filed 2020-05-07
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

At May 1, 2020, there were outstanding 14,047,172 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; whether continued technological advances and emerging industries will sustain our long-term performance; business interruptions, including those related to the novel strain of coronavirus (COVID-19); the potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses; difficulties in successfully executing our growth initiatives; our ability to take part in the growth of the SiC industry through investments in capacity, product development and people; our ability to expand our customer base and realize future revenue growth from our 300 mm silicon horizontal thermal reaction product solution; our ability to realize further growth within BTU by making investments in product innovation; our ability to identify strong acquisition targets in the semi and SiC growth environment and successfully execute transactions and integrate such targets; the effects of semiconductor trends on our annual goodwill impairment analysis; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2020	September 30, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$49,268	$52,982
Restricted cash	—	101
Accounts receivable (less allowance for doubtful accounts of $151 and $172 at March 31, 2020, and September 30, 2019, respectively)	11,285	12,873
Inventories	17,332	17,532
Notes and other receivables	1,250	—
Income taxes receivable	240	—
Held-for-sale assets	—	22,755
Other current assets	2,192	2,027
Total current assets	81,567	108,270
Property, Plant and Equipment - Net	10,100	10,217
Intangible Assets - Net	739	870
Goodwill - Net	6,633	6,633
Other Assets	559	487
Total Assets	$99,598	$126,477

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,447	$4,371
Accrued compensation and related taxes	1,525	2,717
Accrued warranty expense	398	556
Other accrued liabilities	1,423	1,274
Current maturities of long-term debt	372	371
Contract liabilities	1,532	1,378
Income taxes payable	—	1,434
Held-for-sale liabilities	—	18,547
Total current liabilities	9,697	30,648
Long-Term Debt	4,989	5,178
Long-Term Lease Liability	29	—
Income Taxes Payable	2,726	3,199
Total Liabilities	17,441	39,025
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,041,322 and 14,268,797 at March 31, 2020 and September 30, 2019, respectively	140	143
Additional paid-in capital	124,145	125,098
Accumulated other comprehensive loss	(1,814)	(11,233)
Retained deficit	(40,314)	(26,556)
Total shareholders’ equity	82,157	87,452
Total Liabilities and Shareholders’ Equity	$99,598	$126,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues, net of returns and allowances	$14,460	$20,633	$35,152	$43,858
Cost of sales	9,102	12,706	21,620	26,911
Gross profit	5,358	7,927	13,532	16,947

Selling, general and administrative	5,415	5,793	11,330	12,419
Research, development and engineering	915	713	1,537	1,579
Restructuring charges	—	173	—	1,037
Operating (loss) income	(972)	1,248	665	1,912
Loss on sale of subsidiary	—	—	(2,793)	—
Interest income and other, net	595	96	525	262
(Loss) income from continuing operations before income taxes	(377)	1,344	(1,603)	2,174
Income tax provision	166	332	207	914
(Loss) income from continuing operations, net of tax	(543)	1,012	(1,810)	1,260
Loss from discontinued operations, net of tax	(11,151)	(6,647)	(11,816)	(9,267)
Net loss	$(11,694)	$(5,635)	$(13,626)	$(8,007)

(Loss) Income Per Basic Share:
Basic (loss) income per share from continuing operations	$(0.04)	$0.07	$(0.13)	$0.09
Basic loss per share from discontinued operations	$(0.79)	$(0.47)	$(0.83)	$(0.65)
Net loss per basic share	$(0.83)	$(0.40)	$(0.96)	$(0.56)

(Loss) Income Per Diluted Share:
Diluted (loss) income per share from continuing operations	$(0.04)	$0.07	$(0.13)	$0.09
Diluted loss per share from discontinued operations	$(0.79)	$(0.47)	$(0.83)	$(0.65)
Net loss per diluted share	$(0.83)	$(0.40)	$(0.96)	$(0.56)

Weighted average shares outstanding - basic	14,150	14,228	14,193	14,224
Weighted average shares outstanding - diluted	14,150	14,258	14,193	14,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(11,694)	$(5,635)	$(13,626)	$(8,007)
Foreign currency translation adjustment	(459)	(210)	622	(786)
Reclassification adjustment for net foreign currency translation losses included in net loss	7,205	—	8,797	—
Comprehensive loss	$(4,948)	$(5,845)	$(4,207)	$(8,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2018	14,217	$142	—	$—	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	—	—	(2,372)	(2,372)
Translation adjustment	—	—	—	—	—	(576)	—	(576)
Stock compensation expense	—	—	—	—	169	—	—	169
Stock options exercised	11	—	—	—	37	—	—	37
Balance at December 31, 2018	14,228	142	—	—	124,522	(10,550)	(23,766)	90,348
Net loss	—	—	—	—	—	—	(5,635)	(5,635)
Translation adjustment	—	—	—	—	—	(210)	—	(210)
Stock compensation expense	—	—	—	—	194	—	—	194
Stock options exercised	—	—	—	—	—	—	—	—
Balance at March 31, 2019	14,228	$142	—	$—	$124,716	$(10,760)	$(29,401)	$84,697

Balance at September 30, 2019	14,269	$143	—	$—	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	—	—	68	—	—	68
Stock options exercised	117	1	—	—	700	—	—	701
Balance at December 31, 2019	14,386	144	—	—	125,866	(8,560)	(28,488)	88,962
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Translation adjustment	—	—	—	—	—	6,746	—	6,746
Stock compensation expense	—	—	—	—	65	—	—	65
Stock repurchases	—	—	(366)	(2,000)	—	—	—	(2,000)
Retirement of stock repurchases	(366)	(4)	366	2,000	(1,864)	—	(132)	—
Stock options exercised	21	—	—	—	78	—	—	78
Balance at March 31, 2020	14,041	$140	—	$—	$124,145	$(1,814)	$(40,314)	$82,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(13,626)	$(8,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	694	888
Write-down of inventory	330	2,794
Deferred income taxes	784	7
Non-cash share-based compensation expense	133	363
Loss on sales of subsidiaries	13,709	—
(Reversal of) provision for allowance for doubtful accounts, net	(32)	1,141
Other, net	4	115
Changes in operating assets and liabilities:
Accounts receivable	1,374	(1,533)
Inventories	(527)	(650)
Other assets	3,667	10,143
Accounts payable	(1,849)	(650)
Accrued income taxes	(2,094)	216
Accrued and other liabilities	(228)	(378)
Contract liabilities	(1,063)	(7,516)
Net cash provided by (used in) operating activities	1,276	(3,067)
Investing Activities
Purchases of property, plant and equipment	(345)	(238)
Net cash disposed of in sales of subsidiaries	(9,940)	—
Net cash used in investing activities	(10,285)	(238)
Financing Activities
Proceeds from the exercise of stock options	779	37
Repurchase of common stock	(2,000)	—
Payments on long-term debt	(194)	(186)
Net cash used in financing activities	(1,415)	(149)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	558	(903)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,866)	(4,357)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	59,134	62,496
Cash, Cash Equivalents and Restricted Cash, End of Period*	$49,268	$58,139

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. These divestitures were completed in the second quarter of fiscal 2020. For additional information on the divestitures, see Note 4. For additional information on our segments, see Note 10.

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

The consolidated results of operations for the three and six months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Results for all periods presented in this report have been reclassified for changes to our reportable segments (Note 10).  These reclassifications had no effect on the previously reported consolidated financial statements for any period.

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

Shipping Expense – Shipping expenses of $0.1 million and $0.2 million in each of the three months ended March 31, 2020 and 2019, respectively, and $0.3 million and $0.5 million for the six months ended March 31, 2020 and 2019, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Research, development and engineering	$1,017	$713	$1,780	$1,579
Grants earned	(102)	—	(243)	—
Net research, development and engineering	$915	$713	$1,537	$1,579

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

As of March 31, 2020, one Semiconductor segment customer individually represented 10% of accounts receivable.  As of September 30, 2019, one Semiconductor customer individually represented 15% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 86% and 79% of total cash balances at our continuing operations as of March 31, 2020 and September 30, 2019, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in China, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $195,000 and $163,000, respectively, as of October 1, 2019. The standard did not materially impact our consolidated results from operations and had no impact on our cash flows upon adoption.  However, within the third quarter of fiscal 2020, we expect to record an additional $5.0 million of ROU assets and lease liabilities upon the commencement of our new SiC/LED building lease. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information regarding Topic 842.

There have been no other material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2019 that affect or may affect our consolidated financial statements.

Recent Developments – COVID-19

On January 30, 2020 the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”.  Amtech determined as a key supplier to essential businesses we were allowed to remain open and continue to supply our products and services in the geographic areas in U.S. in which we operate; however, federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business.  See additional information in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1a. Risk Factors”.

2.  Contracts with Customers

The components of contract assets, which are included in other current assets in our condensed consolidated balance sheets, are as follows, in thousands:

	March 31, 2020	September 30, 2019
Unbilled accounts receivable	$—	$36
Contract assets	$—	$36

The components of contract liabilities are as follows, in thousands:

	March 31, 2020	September 30, 2019
Customer deposits	$1,532	$1,378
Contract liabilities	$1,532	$1,378

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

The following table provides information about the financial statement classification of our lease balances reported within the condensed consolidated balance sheets as of March 31, 2020 and October 1, 2019, in thousands:

	March 31, 2020	October 1, 2019
Assets
Operating lease assets	$32	$146
Finance lease assets	36	49
Total lease assets	$68	$195
Liabilities
Current
Operating lease liabilities	$14	$99
Finance lease liabilities	19	22
Non-current
Operating lease liabilities	11	15
Finance lease liabilities	18	27
Total lease liabilities	$62	$163

The following table provides information about the financial statement classification of our lease expenses reported in the condensed consolidated statements of operations for the three and six months ended March 31, 2020, in thousands:

Lease cost	Classification	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	Selling, general and administrative expenses	$39	$115
Finance lease cost	Selling, general and administrative expenses	8	15
Total lease cost		$47	$130

Future minimum lease payments under non-cancelable leases, including leases that are executed but not yet effective, as of March 31, 2020 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2020	$73	$11	$84
2021	314	12	326
2022	313	7	320
2023	313	7	320
2024	311	2	313
Thereafter	7,264	—	7,264
Total lease payments	8,588	39	8,627
Less: Interest	3,442	2	3,444
Present value of lease liabilities	5,146	37	$5,183

Operating lease payments include $0 related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2020:

March 31, 2020
Weighted average remaining lease term (years)
Operating leases	24.52
Finance leases	2.84
Weighted average discount rate (%)
Operating leases	4.17
Finance leases	4.17

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

On December 13, 2019 (“R2D Sale Date”), we finalized the sale of our subsidiary, R2D Automation SAS (“R2D”), to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Condensed Consolidated Statements of Operations for the six months ended March 31, 2020.  Effective on the R2D Sale Date, R2D is no longer included in our consolidated financial statements.  R2D does not meet the discontinued operations or held-for-sale criteria and is not material to Amtech’s results of operations or financial position.

Effective January 22, 2020 (“Tempress Sale Date”), we completed the sale of our subsidiary, Tempress Group Holding B.V. (“Tempress”) for nominal consideration to a third party located in the Netherlands. In connection with this sale transaction, we provided an unsecured term loan to Tempress in the principal sum of $2.25 million, to be used to fund Tempress’ working capital requirements and to facilitate the restructuring of Tempress’ operations.  To date, we have received repayment of $0.5 million of the loan balance.  We have forgiven $0.5 million of the loan in accordance with the terms of the loan agreement and expect the remaining $1.25 million to be paid in the next 12 months.  Therefore, we have recorded the note receivable within current assets on our Condensed Consolidated Balance Sheet as of March 31, 2020.  We recorded a pre-tax loss on deconsolidation of approximately $10.9 million, of which approximately $7.2 million was the recognition of previously recorded accumulated foreign currency translation losses.  The total pre-tax loss does not have a material effect on our cash balances at our continuing operations.  We also recognized a significant tax benefit relating to this loss, which can be carried over to future years. Effective on the Tempress Sale Date, Tempress is no longer included in our consolidated financial statements.

Operating results of our discontinued solar operations were as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues, net of returns and allowances	$2,155	$8,153	$7,442	$14,381
Cost of sales	1,830	9,229	5,969	15,352
Gross profit (loss)	325	(1,076)	1,473	(971)
Selling, general and administrative	476	4,082	1,814	5,677
Research, development and engineering	91	831	540	1,911
Restructuring charges	37	591	37	601
Operating loss	(279)	(6,580)	(918)	(9,160)
Loss on sale of subsidiary	(10,916)	—	(10,916)	—
Interest expense and other, net	(22)	(48)	(29)	(70)
Loss from discontinued operations before income taxes	(11,217)	(6,628)	(11,863)	(9,230)
Income tax (benefit) provision	(66)	19	(47)	37
Net loss from discontinued operations, net of tax	$(11,151)	$(6,647)	$(11,816)	$(9,267)

The following table presents a summary of the solar assets and liabilities held for sale included in our Condensed Consolidated Balance Sheets, in thousands:

Assets	September 30, 2019
Total current assets	$17,591
Property, plant and equipment - net	5,164
Total assets included in the disposal group	22,755
Total current liabilities	18,272
Long-term debt	275
Total liabilities included in the disposal group	18,547
Net assets included in the disposal group	$4,208

Amtech’s Condensed Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.  The following table summarizes selected cash flow information for discontinued operations, in thousands:

	Six Months Ended March 31,
	2020	2019
Loss from discontinued operations, net of tax	$(11,816)	$(9,267)
Depreciation and amortization	$180	$287
(Reversal of) provision for allowance for doubtful accounts, net	$(66)	$981
Purchases of property, plant and equipment	$1	$96

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

For the three and six months ended March 31, 2020, options for 641,000 and 690,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2019, options for 1,248,000 and 1,220,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net (loss) income from continuing operations	$(543)	$1,012	$(1,810)	$1,260
Net loss from discontinued operations	$(11,151)	$(6,647)	$(11,816)	$(9,267)
Net loss	$(11,694)	$(5,635)	$(13,626)	$(8,007)

Denominator:
Weighted-average shares used to compute basic EPS	14,150	14,228	14,193	14,224
Common stock equivalents (1)	—	30	—	31
Weighted-average shares used to compute diluted EPS	14,150	14,258	14,193	14,255

Basic (loss) income per share from continuing operations	$(0.04)	$0.07	$(0.13)	$0.09
Basic loss per share from discontinued operations	$(0.79)	$(0.47)	$(0.83)	$(0.65)
Net loss per basic share	$(0.83)	$(0.40)	$(0.96)	$(0.56)

Diluted (loss) income per share from continuing operations	$(0.04)	$0.07	$(0.13)	$0.09
Diluted loss per share from discontinued operations	$(0.79)	$(0.47)	$(0.83)	$(0.65)
Net loss per diluted share	$(0.83)	$(0.40)	$(0.96)	$(0.56)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6.  Inventory

The components of inventories are as follows, in thousands:

	March 31, 2020	September 30, 2019
Purchased parts and raw materials	$14,200	$15,192
Work-in-process	4,215	4,215
Finished goods	3,361	3,183
	21,776	22,590
Excess and obsolete reserves	(4,444)	(5,058)
	$17,332	$17,532

7.  Equity and Stock-Based Compensation

Stock-based compensation expense was less than $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, and was $0.1 million and $0.4 million in the six months ended March 31, 2020 and 2019, respectively.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,068,665	$7.04
Granted	32,500	5.34
Exercised	(138,525)	5.63
Forfeited	(87,431)	6.67
Outstanding at end of period	875,209	$7.23
Exercisable at end of period	759,420	$7.48
Weighted average fair value of options granted during the period	$2.89

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended March 31, 2020
Risk free interest rate	1%
Expected life	6 years
Dividend rate	—%
Volatility	58%

On November 29, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share (“Common Stock”), over a one-year period. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on the Company’s stock price and other market conditions. Our Board could have terminated the repurchase program at any time while it was in effect.  We intended to retire any repurchased shares.  The term of our repurchase program expired as of the quarter ended December 31, 2019.  There were no shares repurchased under this plan.

On February 4, 2020, the Board approved a new stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). The remaining $2 million available for repurchases was placed on hold in the second quarter of fiscal 2020.

8.  Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.2 million and $0.3 million, respectively. For the six months ended March 31, 2020 and 2019, we recorded income tax expense of $0.2 million and $0.9 million, respectively. In the three months ended March 31, 2020 and 2019, we recorded income tax benefit of $0.1 million and income tax expense of $19,000, respectively, in our discontinued operations.  In the six months ended March 31, 2020 and 2019, we recorded income tax benefit of $47,000 and income tax expense of $37,000, respectively, in our discontinued operations. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

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

We classify all of our uncertain tax positions as income taxes payable long-term.  At March 31, 2020 and September 30, 2019, the total amount of unrecognized tax benefits was approximately $1.2 million and $1.3 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of both March 31, 2020 and September 30, 2019, we had an accrual for potential interest and penalties of approximately $0.8 million classified with income taxes payable long-term.

Amtech and one or more of our subsidiaries file income tax returns in China and other foreign jurisdictions, as well as in the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year.  As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, which generally is from 3 to 5 years.

9.  Commitments and Contingencies

Purchase Obligations – As of March 31, 2020, we had unrecorded purchase obligations at our continuing operations in the amount of $8.8 million compared to $4.4 million as of September 30, 2019. This increase was primarily the result of COVID-19 related closures throughout the second quarter of 2020. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Employment Contracts and Change in Control Agreements – We have employment contracts and change in control agreements with, and severance plans covering, certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If severance payments under the current employment contracts or severance plans were to become payable, the severance payments would generally range from twelve to thirty-six months of salary.

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

Information concerning our business segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Revenues:
Semiconductor	$11,992	$16,053	$29,224	$35,013
SiC/LED	2,468	3,273	5,285	6,256
Non-segment related	—	1,307	643	2,589
	$14,460	$20,633	$35,152	$43,858
Operating income (loss):
Semiconductor	$(18)	$1,732	$2,704	$4,477
SiC/LED	421	877	955	1,646
Non-segment related	(1,375)	(1,361)	(2,994)	(4,211)
	$(972)	$1,248	$665	$1,912

	March 31, 2020	September 30, 2019
Identifiable Assets:
Semiconductor	$55,337	$56,855
SiC/LED	8,253	7,779
Non-segment related*	36,008	39,088
Held-for-sale assets**	—	22,755
	$99,598	$126,477

*	Non-segment related assets include cash, property and other assets.
**	See Note 4 for additional information on held-for-sale assets.

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

11.  Major Customers and Foreign Sales

During the six months ended March 31, 2020, no customer represented greater than 10% of net revenues.  During the six months ended March 31, 2019, one Semiconductor segment customer individually represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2020	2019
United States	34%	40%
Other	6%	2%
Total North America	40%	42%
China	24%	19%
Malaysia	4%	3%
Taiwan	11%	6%
Other	7%	7%
Total Asia	46%	35%
Germany	3%	11%
Other	11%	12%
Total Europe	14%	23%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our semiconductor customers are primarily manufacturers of integrated circuits, optoelectronics, sensors and discrete (O-S-D) components used in analog, power and radio frequency (RF) devices and photovoltaic solar cells. The semiconductor industry is cyclical and historically has experienced fluctuations. Our revenue is impacted by these broad industry trends. Although semiconductor demand for our products may have reached its cyclical peak in our fiscal year ended September 30, 2018, we believe that continued technological advances and emerging industries, such as silicon carbide power devices, will sustain our long-term performance.

COVID-19

On January 30, 2020 the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”.  In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced spending due to both job losses and other effects attributable to COVID-19. As noted below, as a key supplier to essential businesses, we have continued to supply our products and services to those business deemed essential businesses in the states in which we operate. However, our business is subject to the general health of the economy and federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business.

As we navigate the challenges presented by COVID-19, our first priority is the safety and well-being of our employees. We began experiencing challenges relating to the COVID-19 virus early-on in calendar year 2020, when our Shanghai facility remained closed beyond the normal Chinese New Year holiday. This facility reopened in early March and, in a safe and phased approach, we ramped up production while following the Chinese government’s requirements for personal protective equipment (PPE), cleaning of the facility, and social distancing, among other measures. As of the date of this Quarterly Report, our Shanghai production levels have returned to near-capacity. Additionally, we continue to closely monitor our supply chain and have increased our safety stock for certain key parts.

Our domestic manufacturing facilities are located in Billerica, Massachusetts and Carlisle, Pennsylvania. In early March, we began implementing work-from-home options for office personnel in all of the United States, including our corporate staff in Tempe, Arizona. Later in the month, the governors of Massachusetts, Pennsylvania and Arizona issued stay-at-home orders for employers that do not provide essential services. With the assistance of legal counsel, we determined that as key suppliers to essential businesses, we could stay open, however we balanced this with the health and safety of our employees.  In Massachusetts, which has a high number of COVID-19 infections, we are continuing to work on a very limited basis, and in Pennsylvania, our direct laborers are working in multiple shifts to decrease the number of employees in the building at any given time. In both facilities, we are providing masks, extra facility cleanings and practicing social distancing. We continue to closely monitor our supply chain for our U.S. operations.

Although we do not yet know the full duration and extent the impact of COVID-19 will have on our operations, we currently expect the negative impact to be a temporary trend. We have implemented procedures to maximize our ability to continue to provide products and services to our customers and to mitigate the effect of the downturn on our results of operations, including minimizing costs where appropriate. There remain many unknowns and we continue to monitor the expected trends and related demand for our products and services and have and will continue to adjust our operations accordingly.  Please see additional information in “Item 1a. Risk Factors”.

Amtech has a strong financial position with $49.3 million in cash and cash equivalents as of March 31, 2020 and $5.4 million of mortgage-related debt. In addition, while we don’t intend to utilize the Paycheck Protection Program (PPP) loan provision of the recently passed Coronavirus Aid, Relief, and Economic Security (CARES) Act, we are pursuing other relief options available to us, such as deferring social security tax payments, payroll tax credits, and utilizing certain changes in tax loss carryback rules to receive refunds for prior tax year. We are reviewing and implementing actions to reduce cash outlays and expenses, including the deferment of further stock buybacks for the foreseeable future.  As a result of these efforts and our solid balance sheet, we believe we have enough cash to sustain us for at least the next twelve months. However, if the recovery takes longer than expected, we have the ability to make additional adjustments as needed.

Solar and Automation Divestitures

On April 3, 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas. We completed the sale of our solar subsidiaries, SoLayTec and Tempress, on June 7, 2019, and January 22, 2020, respectively. Additionally, on December 13, 2019, we completed the sale of our automation division, R2D, to certain members of R2D’s management team.

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

•

300 mm Silicon Horizontal Thermal Reactor – We have a highly successful and proven 300 mm solution for growing power semiconductor applications. Moreover, we have a strong foundation with a key customer, and, in the second half of fiscal 2019, we announced an order to another industry-leading manufacturer. In February 2020, we announced an order for our fully automated SEMI compliant 300mm clustered HTR diffusion furnace from top-tier global power semiconductor customer in Asia. We believe we have a strong opportunity to expand our customer base and future revenue growth.

•

As a major revenue contributor, our subsidiary, BTU International, Inc. (BTU), tracks semi industry growth for our semi-packaging and SMT products, and we expect this trend to continue. We believe that through investments in product innovation, BTU is also positioned for future growth.

We project that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as IT systems and capacity expansions at our existing facilities.  Additionally, as a capital equipment manufacturer, we will need working capital to support and fuel our future growth. We are and will continue to closely scrutinize these planned investments, in light of the COVID-19 challenges, and we may defer some of our projects. However, we will continue to invest in our business to support and fuel our future growth.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue	100%	100%	100%	100%
Cost of sales	63%	62%	62%	61%
Gross margin	37%	38%	38%	39%
Selling, general and administrative	38%	28%	32%	28%
Research, development and engineering	6%	3%	4%	4%
Restructuring charges	—%	1%	—%	2%
Operating (loss) income	(7)%	6%	2%	5%
Loss on sale of subsidiary	—%	—%	(8)%	—%
Interest income and other, net	4%	1%	1%	—%
(Loss) income from continuing operations before income taxes	(3)%	7%	(5)%	5%
Income tax provision	1%	2%	—%	2%
(Loss) income from continuing operations, net of tax	(4)%	5%	(5)%	3%
Loss from discontinued operations, net of tax	(77)%	(32)%	(34)%	(21)%
Net loss	(81)%	(27)%	(39)%	(18)%

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2020	2019	Incr (Decr)	% Change	2020	2019	Incr (Decr)	% Change
Semiconductor	$11,992	$16,053	$(4,061)	(25)%	$29,224	$35,013	$(5,789)	(17)%
SiC/LED	2,468	3,273	$(805)	(25)%	5,285	6,256	(971)	(16)%
Non-segment related	—	1,307	(1,307)	(100)%	643	2,589	(1,946)	(75)%
Total net revenue	$14,460	$20,633	$(6,173)	(30)%	$35,152	$43,858	$(8,706)	(20)%

Total net revenue for the quarters ended March 31, 2020 and 2019 was $14.5 million and $20.6 million, respectively, a decrease of approximately $6.2 million or 30%. Our Pyramax product is manufactured in Shanghai, China, and our factory experienced an extended Chinese New Year and government-mandated closure due to the COVID-19 virus in China. This closure was the primary driver of the decrease in revenues in our Semiconductor segment compared to the prior year quarter. Lingering trade tensions between China and the U.S., as well as slow-downs in late March in our U.S. operations due to the COVID-19 virus in the U.S. were also contributors to the decrease in revenue in our Semiconductor segment and was the primary driver of the decrease in revenue in our SiC/LED segment compared to the prior year quarter.  We believe the impact from the COVID-19 virus in both our China and U.S. locations are temporary trends, as we are already seeing a return to near-capacity in our China factory. We believe that significant potential in the SiC industry remains. Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Total net revenue for the six months ended March 31, 2020 and 2019 was $35.2 million and $43.9 million, respectively, a decrease of approximately $8.7 million or 20%. Revenue from the Semiconductor segment decreased $5.8 million compared to the prior year period. This change is primarily due to COVID-19 effects on our operations, as discussed above, as well as lower shipments of our diffusion furnaces. Revenue from our SiC/LED segment decreased $1.0 million due primarily to lingering trade tensions between China and the U.S. causing uncertainty in the market.

Backlog and Orders

For comparison purposes, we have removed the Automation segment, which was sold effective December 13, 2019, from the tables below.

Our backlog as of March 31, 2020 and 2019 was as follows (dollars in thousands):

	March 31,
Segment	2020	2019	Incr (Decr)	% Change
Semiconductor	$17,799	$17,286	$513	3%
SiC/LED	1,819	3,311	(1,492)	(45)%
Total backlog	$19,618	$20,597	$(979)	(5)%

New orders booked in the three and six months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2020	2019	Incr (Decr)	% Change	2020	2019	Incr (Decr)	% Change
Semiconductor	$17,019	$15,469	$1,550	10%	$32,113	$31,563	$550	2%
SiC/LED	3,607	3,133	474	15%	6,138	6,877	(739)	(11)%
Total new orders	$20,626	$18,602	$2,024	11%	$38,251	$38,440	$(189)	(0)%

As of March 31, 2020, two Semiconductor customers individually accounted for 21% and 14% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2020.  The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2020	Gross Margin	2019	Gross Margin	Incr (Decr)	2020	Gross Margin	2019	Gross Margin	Incr (Decr)
Semiconductor	$4,413	37%	$6,443	40%	$(2,030)	$11,599	40%	$13,933	40%	$(2,334)
SiC/LED	945	38%	1,262	39%	(317)	1,924	36%	2,486	40%	(562)
Non-segment related	—	—%	222	17%	(222)	9	1%	528	20%	(519)
Total gross profit	$5,358	37%	$7,927	38%	$(2,569)	$13,532	38%	$16,947	39%	$(3,415)

Gross profit for the three months ended March 31, 2020 and 2019 was $5.4 million (37% of net revenue) and $7.9 million (38% of net revenue), respectively, a decrease of $2.6 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment decreased compared to the three months ended March 31, 2019, due primarily to product mix. Gross margin on products from our SiC/LED segment decreased slightly on less revenue compared to the three months ended March 31, 2019, due primarily to a mix of higher margin consumable sales and less machine sales.

Gross profit for the six months ended March 31, 2020 and 2019 was $13.5 million (38% of net revenue) and $16.9 million (39% of net revenue), respectively, a decrease of $3.4 million. Gross margin on products from our Semiconductor segment decreased compared to the six months ended March 31, 2019, due primarily to lower capacity utilization resulting from lower diffusion furnace sales. Gross margin on products from our SiC/LED segment decreased slightly compared to the six months ended March 31, 2019, due primarily to lower capacity utilization resulting from lower machine and consumable sales.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2020 and 2019 were $5.4 million and $5.8 million, respectively. SG&A decreased compared to the prior year quarter due primarily to no longer having R2D SG&A included in our results, lower selling expenses due to lower commissions on lower revenue and savings resulting from our Singapore office closure, partially offset by higher legal expenses relating to our Solar and Automation divestitures.

SG&A expenses for the six months ended March 31, 2020 and 2019 were $11.3 million and $12.4 million, respectively. SG&A decreased compared to the prior year period due primarily to no longer having R2D SG&A included in our results, lower selling expenses due to lower commissions on lower revenue, savings resulting from our Singapore office closure, and lower stock option expense, partially offset by higher legal expenses relating to our Solar and Automation divestitures.

Restructuring Charges

We recorded restructuring charges of $0.2 million and $1.0 million in the three and six months ended March 31, 2019, respectively. The amount in the second quarter of 2019 relates to the consolidation of satellite offices in Asia. For the six months ended March 31, 2019, the amount is primarily severance expense related to the departure of our former Chief Executive Officer. There were no restructuring charges recorded in the corresponding current-year periods.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2020 and 2019 were $0.9 million and $0.7 million, respectively, and $1.5 million and $1.6 million in the six months ended March 31, 2020 and 2019, respectively. The six-month decrease is due to increased reimbursements received in fiscal 2020.

Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.2 million and $0.3 million, respectively.  For the six months ended March 31, 2020 and 2019, we recorded income tax expense of $0.2 million and $0.9 million, respectively. In the three months ended March 31, 2020 and 2019, we recorded an income tax benefit of $0.1 million and income tax expense of $19,000, respectively, in our discontinued operations.  In the six months ended March 31, 2020 and 2019, we recorded an income tax benefit of $47,000 and income tax expense of $37,000, respectively, in our discontinued operations. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Discontinued Operations

As disclosed previously in the “Solar Developments” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we classified portions of the Solar segment as held for sale in our Condensed Consolidated Balance Sheet as of September 30, 2019 and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019, and Tempress was sold effective January 22, 2020 (see Note 4 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Six Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,276	$(3,067)
Net cash used in investing activities	(10,285)	(238)
Net cash used in financing activities	(1,415)	(149)
Effect of exchange rate changes on cash	558	(903)
Net decrease in cash, cash equivalents and restricted cash	(9,866)	(4,357)
Cash, cash equivalents and restricted cash, beginning of period*	59,134	62,496
Cash, cash equivalents and restricted cash, end of period*	$49,268	$58,139

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

Cash and Cash Flow

The decrease in cash, cash equivalents and restricted cash during the first six months of fiscal 2020 of $9.9 million was primarily due to net cash disposed of in divestitures and cash used for stock repurchases.  We maintain a portion of our cash, cash equivalents and restricted cash in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $71.9 million as of March 31, 2020 and $77.6 million as of September 30, 2019.  The decrease in our working capital occurred primarily due to the divesture of our held-for-sale assets and liabilities.  Our ratio of current assets to current liabilities was 8.4:1 as of March 31, 2020, and 3.5:1 as of September 30, 2019.  Excluding our held-for-sale assets and liabilities, our ratio of current assets to current liabilities was 7.1:1 as of September 30, 2019.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was approximately $1.3 million for the six months ended March 31, 2020, compared to $3.1 million of cash used in operating activities for the six months ended March 31, 2019, an improvement of approximately $4.3 million.  During the six months ended March 31, 2020, net loss adjusted for non-cash items of $2.0 million was partially offset by $0.7 million of cash used in operations as a result of changes in operating assets and liabilities. During the six months ended March 31, 2019, $2.7 million was used in losses from operations adjusted for non-cash items, with an additional $0.4 million of cash used as a result of changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended March 31, 2020 and 2019, cash used in investing activities was $10.3 million compared to $0.2 million in the prior year period. This increase was due to the divestiture of our solar business.

Cash Flows from Financing Activities

For the six months ended March 31, 2020, $1.4 million of cash used in financing activities was comprised of approximately $0.8 million of proceeds received from the exercise of stock options, which was fully offset by $2.0 million used for stock repurchases and payments on long-term debt of $0.2 million. For the six months ended March 31, 2019, $0.1 million of cash used in financing activities was comprised of $37,000 of proceeds received from the exercise of stock options, which was fully offset by payments on long-term debt of $0.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $8.8 million as of March 31, 2020, compared to $4.4 million as of September 30, 2019, an increase of $4.4 million. This increase was primarily the result of COVID-19 related closures throughout the second quarter of 2020.

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

We believe the critical accounting policies discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. Other than the Leases policy change disclosed in Note 3 hereto, there have been no significant changes in our critical accounting policies during the six months ended March 31, 2020.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1: Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A.	Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated our existing risk factors to add the following risk factors related to recent developments.  Except for the update set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Business interruptions, including those related to the novel strain of coronavirus (COVID-19), could adversely impact our operations, including among others, our manufacturing and supply chain, sales and product development and could have an adverse impact on our business, financial condition and results of operations.

In our quarterly report on Form 10-Q for the quarterly period ended December 31, 2019, we included a risk factor discussing the advent of the novel strain of coronavirus, COVID-19, identified in Wuhan, China in December 2019.  This discussion focused primarily on the possible impact of COVID-19 on our operations in China, where this outbreak was initially centered.  As of the date of this Quarterly Report on Form 10-Q, this virus continues to spread globally, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, “shelter-in-place” and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending generally and have significantly contributed to deteriorating macroeconomic conditions.  While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

While we are still assessing the effect on our business, from the spread of COVID-19 and the ever evolving actions implemented by the governments across the globe, our operations in China are gradually returning to normal and we are now experiencing an adverse impact on our operations in the United States. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could result in a widespread health crisis and/or change in consumer behavior that could adversely affect the global economy and financial markets, resulting in an economic downturn, and could also adversely impact our operations, including, without limitation, our manufacturing and supply chain, sales and product development operations, particularly our prospective sales if the Semiconductor and SiC/LED business segments we seek to serve suffer long-term damage.  Such an economic downturn could have an adverse impact on the successful implementation of our strategic growth plan and on our business, financial condition results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 29, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding common stock, par value $0.01 per share (“Common Stock”), over a one-year period, commencing immediately. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased were subject to management’s discretion and depended on the Company’s stock price and other market conditions. We could have, in the sole discretion of the Board, terminated the repurchase program at any time while it was in effect.  We intended to retire any repurchased shares. The term of our repurchase program expired as of the quarter ended December 31, 2019. There were no shares repurchased under this program.

On February 4, 2020, the Board approved a new stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. The remaining $2 million available for repurchases was placed on hold in the second quarter of fiscal 2020.

During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market, and those repurchases are reflected in the table below.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	$—	$—	$—	$—
February 1, 2020 through February 29, 2020	295,000	5.57	295,000	2,356,419
March 1, 2020 through March 31, 2020	71,000	5.02	71,000	2,000,003
Total	366,000	5.46	366,000
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.PRE	Inline Taxonomy Presentation Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	May 7, 2020
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)