Form 10-Q
period 2020-06-30
AMTECH SYSTEMS INC
filed 2020-08-06
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

At July 31, 2020, there were outstanding 14,048,172 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; whether continued technological advances and emerging industries will sustain our long-term performance; business interruptions, including those related to the novel strain of coronavirus (COVID-19); the potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses; difficulties in successfully executing our growth initiatives; our ability to take part in the growth of the SiC industry through investments in capacity, product development and people; our ability to expand our customer base and realize future revenue growth from our 300 mm silicon horizontal thermal reaction product solution; our ability to realize further growth within BTU by making investments in product innovation; our ability to identify strong acquisition targets in the semiconductor and SiC growth environment and successfully execute transactions and integrate such targets; the effects of semiconductor trends on our annual goodwill impairment analysis; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC. As noted above, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of our Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2020	September 30, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$46,436	$52,982
Restricted cash	—	101
Accounts receivable (less allowance for doubtful accounts of $138 and $172 at June 30, 2020, and September 30, 2019, respectively)	10,297	12,873
Inventories	19,385	17,532
Notes and other receivables	1,250	—
Income taxes receivable	150	—
Held-for-sale assets	—	22,755
Other current assets	3,066	2,027
Total current assets	80,584	108,270
Property, Plant and Equipment - Net	10,438	10,217
Right-of-Use Assets - Net	5,162	—
Intangible Assets - Net	674	870
Goodwill - Net	6,633	6,633
Other Assets	565	487
Total Assets	$104,056	$126,477

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,933	$4,371
Accrued compensation and related taxes	1,983	2,717
Accrued warranty expense	401	556
Other accrued liabilities	1,478	1,274
Current maturities of long-term debt	376	371
Contract liabilities	1,645	1,378
Income taxes payable	—	1,434
Held-for-sale liabilities	—	18,547
Total current liabilities	9,816	30,648
Long-Term Debt	4,894	5,178
Long-Term Lease Liability	5,088	—
Income Taxes Payable	2,007	3,199
Total Liabilities	21,805	39,025
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,048,172 and 14,268,797 at June 30, 2020 and September 30, 2019, respectively	140	143
Additional paid-in capital	124,289	125,098
Accumulated other comprehensive loss	(1,792)	(11,233)
Retained deficit	(40,386)	(26,556)
Total shareholders’ equity	82,251	87,452
Total Liabilities and Shareholders’ Equity	$104,056	$126,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues, net of returns and allowances	$15,227	$21,003	$50,379	$64,861
Cost of sales	9,276	13,153	30,896	40,064
Gross profit	5,951	7,850	19,483	24,797

Selling, general and administrative	4,804	5,718	16,134	18,137
Research, development and engineering	899	746	2,436	2,325
Restructuring charges	217	35	217	1,072
Operating income	31	1,351	696	3,263
Loss on sale of subsidiary	—	—	(2,793)	—
Interest (expense) income and other, net	(13)	249	512	511
Income (loss) from continuing operations before income taxes	18	1,600	(1,585)	3,774
Income tax provision	90	707	297	1,621
(Loss) income from continuing operations, net of tax	(72)	893	(1,882)	2,153
Income (loss) from discontinued operations, net of tax	—	1,154	(11,816)	(8,113)
Net (loss) income	$(72)	$2,047	$(13,698)	$(5,960)

(Loss) Income Per Basic Share:
Basic (loss) income per share from continuing operations	$(0.01)	$0.06	$(0.13)	$0.15
Basic income (loss) per share from discontinued operations	$—	$0.08	$(0.83)	$(0.57)
Net (loss) income per basic share	$(0.01)	$0.14	$(0.96)	$(0.42)

(Loss) Income Per Diluted Share:
Diluted (loss) income per share from continuing operations	$(0.01)	$0.06	$(0.13)	$0.15
Diluted income (loss) per share from discontinued operations	$—	$0.08	$(0.83)	$(0.57)
Net (loss) income per diluted share	$(0.01)	$0.14	$(0.96)	$(0.42)

Weighted average shares outstanding - basic	14,155	14,245	14,195	14,231
Weighted average shares outstanding - diluted	14,155	14,316	14,195	14,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(72)	$2,047	$(13,698)	$(5,960)
Foreign currency translation adjustment	22	(904)	644	(1,690)
Reclassification adjustment for net foreign currency translation losses included in net (loss) income	—	487	8,797	487
Comprehensive (loss) income	$(50)	$1,630	$(4,257)	$(7,163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2018	14,217	$142	—	$—	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	—	—	(2,372)	(2,372)
Translation adjustment	—	—	—	—	—	(576)	—	(576)
Stock compensation expense	—	—	—	—	169	—	—	169
Stock options exercised	11	—	—	—	37	—	—	37
Balance at December 31, 2018	14,228	142	—	—	124,522	(10,550)	(23,766)	90,348
Net loss	—	—	—	—	—	—	(5,635)	(5,635)
Translation adjustment	—	—	—	—	—	(210)	—	(210)
Stock compensation expense	—	—	—	—	194	—	—	194
Stock options exercised	—	—	—	—	—	—	—	—
Balance at March 31, 2019	14,228	142	—	—	124,716	(10,760)	(29,401)	84,697
Net income	—	—	—	—	—	—	2,047	2,047
Translation adjustment	—	—	—	—	—	(417)	—	(417)
Stock compensation expense	—	—	—	—	111	—	—	111
Stock options exercised	30	1	—	—	137	—	—	138
Balance at June 30, 2019	14,258	$143	—	$—	$124,964	$(11,177)	$(27,354)	$86,576

Balance at September 30, 2019	14,269	$143	—	$—	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	—	—	68	—	—	68
Stock options exercised	117	1	—	—	700	—	—	701
Balance at December 31, 2019	14,386	144	—	—	125,866	(8,560)	(28,488)	88,962
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Translation adjustment	—	—	—	—	—	6,746	—	6,746
Stock compensation expense	—	—	—	—	65	—	—	65
Stock repurchases	—	—	(366)	(2,000)	—	—	—	(2,000)
Retirement of stock repurchases	(366)	(4)	366	2,000	(1,864)	—	(132)	—
Stock options exercised	21	—	—	—	78	—	—	78
Balance at March 31, 2020	14,041	140	—	—	124,145	(1,814)	(40,314)	82,157
Net loss	—	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	22	—	22
Stock compensation expense	—	—	—	—	124	—	—	124
Stock options exercised	7	—	—	—	20	—	—	20
Balance at June 30, 2020	14,048	$140	—	$—	$124,289	$(1,792)	$(40,386)	$82,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(13,698)	$(5,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	932	1,280
Write-down of inventory	540	2,991
Deferred income taxes	784	192
Non-cash share-based compensation expense	257	474
Loss (gain) on sales of subsidiaries	13,708	(1,614)
(Reversal of) provision for allowance for doubtful accounts, net	(26)	1,104
Other, net	13	107
Changes in operating assets and liabilities:
Accounts receivable	2,356	630
Inventories	(2,791)	284
Other assets	(2,376)	12,675
Accounts payable	(2,363)	(3,843)
Accrued income taxes	(2,722)	(1,359)
Accrued and other liabilities	5,346	(5,726)
Contract liabilities	(950)	(814)
Net cash (used in) provided by operating activities	(990)	421
Investing Activities
Purchases of property, plant and equipment	(860)	(552)
Net cash disposed of in sales of subsidiaries	(9,940)	(1,112)
Net cash used in investing activities	(10,800)	(1,664)
Financing Activities
Proceeds from the exercise of stock options	799	175
Repurchase of common stock	(2,000)	—
Payments on long-term debt	(285)	(280)
Borrowings on long-term debt	—	9
Net cash used in financing activities	(1,486)	(96)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	578	(1,450)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(12,698)	(2,789)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	59,134	62,496
Cash, Cash Equivalents and Restricted Cash, End of Period*	$46,436	$59,707

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

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

The consolidated results of operations for the three and nine months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Shipping Expense – Shipping expenses of $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.6 million for the nine months ended June 30, 2020 and 2019, respectively, are included in selling, general and administrative expenses.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Research, development and engineering	$982	$790	$2,762	$2,369
Grants earned	(83)	(44)	(326)	(44)
Net research, development and engineering	$899	$746	$2,436	$2,325

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

As of June 30, 2020, one Semiconductor segment customer individually represented 12% of accounts receivable.  As of September 30, 2019, one Semiconductor customer individually represented 15% of accounts receivable.

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 89% and 79% of total cash balances at our continuing operations as of June 30, 2020 and September 30, 2019, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit ratings in China, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $195,000 and $163,000, respectively, as of October 1, 2019. The standard did not materially impact our consolidated results from operations and had no impact on our cash flows upon adoption.  However, during the third quarter of fiscal 2020, we recorded an additional $5.0 million of ROU assets and lease liabilities upon the commencement of our new SiC/LED building lease. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information regarding Topic 842.

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

2.  Contracts with Customers

The components of contract assets, which are included in other current assets in our condensed consolidated balance sheets, are as follows, in thousands:

	June 30, 2020	September 30, 2019
Unbilled accounts receivable	$—	$36
Contract assets	$—	$36

The components of contract liabilities are as follows, in thousands:

	June 30, 2020	September 30, 2019
Customer deposits	$1,645	$1,378
Contract liabilities	$1,645	$1,378

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

Significant Accounting Policy

We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in Right-of-Use assets in our condensed consolidated balance sheet.  Balances related to financing leases are immaterial and are included in property and equipment, other current liabilities, and long-term lease liability in our condensed consolidated balance sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

The following table provides information about the financial statement classification of our lease balances reported within the condensed consolidated balance sheets as of June 30, 2020 and October 1, 2019, in thousands:

	June 30, 2020	October 1, 2019
Assets
Operating lease assets	$5,162	$146
Finance lease assets	29	49
Total lease assets	$5,191	$195
Liabilities
Current
Operating lease liabilities	$115	$99
Finance lease liabilities	12	22
Non-current
Operating lease liabilities	5,069	15
Finance lease liabilities	19	27
Total lease liabilities	$5,215	$163

The following table provides information about the financial statement classification of our lease expenses reported in the condensed consolidated statements of operations for the three and nine months ended June 30, 2020, in thousands:

Lease cost	Classification	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	Selling, general and administrative expenses	$72	$187
Finance lease cost	Selling, general and administrative expenses	5	20
Total lease cost		$77	$207

Future minimum lease payments under non-cancelable leases as of June 30, 2020 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2020	$85	$4	$89
2021	323	12	335
2022	317	8	325
2023	312	7	319
2024	311	2	313
2025	297	—	297
Thereafter	6,944	—	6,944
Total lease payments	8,589	33	8,622
Less: Interest	3,405	2	3,407
Present value of lease liabilities	5,184	31	$5,215

Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2020:

June 30, 2020
Weighted average remaining lease term
Operating leases	24.33 years
Finance leases	2.89 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

4.  Assets Held for Sale, Discontinued Operations and Disposals

In April 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas. The divestitures of our solar business included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment. We classified substantially all of the Solar segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations for periods reported subsequent to the announcement.

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

On December 13, 2019 (“R2D Sale Date”), we finalized the sale of our subsidiary, R2D Automation SAS (“R2D”), to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Condensed Consolidated Statements of Operations for the nine months ended June 30, 2020.  Effective on the R2D Sale Date, R2D is no longer included in our consolidated financial statements.  R2D does not meet the discontinued operations or held-for-sale criteria and is not material to Amtech’s results of operations or financial position.

Effective January 22, 2020 (“Tempress Sale Date”), we completed the sale of our subsidiary, Tempress Group Holding B.V. (“Tempress”) for nominal consideration to a third party located in the Netherlands. In connection with this sale transaction, we provided an unsecured term loan to Tempress in the principal sum of $2.25 million, to be used to fund Tempress’ working capital requirements and to facilitate the restructuring of Tempress’ operations.  In July 2020, we received the final loan payment of $1.25 million.  We forgave $0.5 million of the loan in accordance with the terms of the loan agreement.  We recorded a pre-tax loss on deconsolidation of approximately $10.9 million, of which approximately $7.2 million was the recognition of previously recorded accumulated foreign currency translation losses.  The total pre-tax loss does not have a material effect on our cash balances at our continuing operations.  We also recognized a significant tax benefit relating to this loss, which can be carried over to future years. Effective on the Tempress Sale Date, Tempress is no longer included in our consolidated financial statements.

Operating results of our discontinued solar operations were as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues, net of returns and allowances	$—	$5,268	$7,442	$19,649
Cost of sales	—	4,374	5,969	19,726
Gross profit (loss)	—	894	1,473	(77)
Selling, general and administrative	—	1,735	1,814	7,412
Research, development and engineering	—	736	540	2,647
Restructuring charges	—	(3)	37	598
Operating loss	—	(1,574)	(918)	(10,734)
Gain (loss) on sale of subsidiary	—	1,614	(10,916)	1,614
Interest expense and other, net	—	(143)	(29)	(213)
Loss from discontinued operations before income taxes	—	(103)	(11,863)	(9,333)
Income tax benefit	—	(1,257)	(47)	(1,220)
Net income (loss) from discontinued operations, net of tax	$—	$1,154	$(11,816)	$(8,113)

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

Amtech’s Condensed Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.  The following table summarizes selected cash flow information for discontinued operations, in thousands:

	Nine Months Ended June 30,
	2020	2019
Loss from discontinued operations, net of tax	$(11,816)	$(8,113)
Depreciation and amortization	$180	$426
(Reversal of) provision for allowance for doubtful accounts, net	$(66)	$887
(Loss) gain on sale of subsidiary	$(10,916)	$1,614
Purchases of property, plant and equipment	$1	$118

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

For the three and nine months ended June 30, 2020, options for 695,000 and 652,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2019, options for 819,000 and 1,062,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income from continuing operations	$(72)	$893	$(1,882)	$2,153
Net income (loss) from discontinued operations	$—	$1,154	$(11,816)	$(8,113)
Net (loss) income	$(72)	$2,047	$(13,698)	$(5,960)

Denominator:
Weighted-average shares used to compute basic EPS	14,155	14,245	14,195	14,231
Common stock equivalents (1)	—	71	—	36
Weighted-average shares used to compute diluted EPS	14,155	14,316	14,195	14,267

Basic (loss) income per share from continuing operations	$(0.01)	$0.06	$(0.13)	$0.15
Basic income (loss) per share from discontinued operations	$—	$0.08	$(0.83)	$(0.57)
Net (loss) income per basic share	$(0.01)	$0.14	$(0.96)	$(0.42)

Diluted (loss) income per share from continuing operations	$(0.01)	$0.06	$(0.13)	$0.15
Diluted income (loss) per share from discontinued operations	$—	$0.08	$(0.83)	$(0.57)
Net (loss) income per diluted share	$(0.01)	$0.14	$(0.96)	$(0.42)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6.  Inventory

The components of inventories are as follows, in thousands:

	June 30, 2020	September 30, 2019
Purchased parts and raw materials	$15,908	$15,192
Work-in-process	4,004	4,215
Finished goods	4,107	3,183
	24,019	22,590
Excess and obsolete reserves	(4,634)	(5,058)
	$19,385	$17,532

7.  Equity and Stock-Based Compensation

Stock-based compensation expense was $0.1 million in each of the three months ended June 30, 2020 and 2019, and was $0.3 million and $0.5 million in the nine months ended June 30, 2020 and 2019, respectively.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2020:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,068,665	$7.04
Granted	32,500	5.34
Exercised	(145,375)	5.50
Forfeited	(215,894)	7.65
Outstanding at end of period	739,896	$7.08
Exercisable at end of period	630,773	$7.36
Weighted average fair value of options granted during the period	$2.89

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended June 30, 2020
Risk free interest rate	1%
Expected life	6 years
Dividend rate	—%
Volatility	58%

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

8.  Income Taxes

For the three months ended June 30, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.1 million and $0.7 million, respectively. For the nine months ended June 30, 2020 and 2019, we recorded income tax expense of $0.3 million and $1.6 million, respectively. In the three months ended June 30, 2019, we recorded income tax benefit of $1.3 million in our discontinued operations. In the nine months ended June 30, 2020 and 2019, we recorded income tax benefit of $47,000 and $1.2 million, respectively, in our discontinued operations. The tax benefit in the prior year is due to the tax treatment relating to the sale of SoLayTec. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

We are assessing the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020, on our income tax positions. As the Company is still gathering information necessary to make decisions to apply the provisions in the CARES Act, including five-year carryback of net operating losses, the income tax provision as of and for the three months and nine months ended June 30, 2020, does not reflect such impact.

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

We classify all of our uncertain tax positions as income taxes payable long-term.  At June 30, 2020 and September 30, 2019, the total amount of unrecognized tax benefits was approximately $1.2 million and $1.3 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of both June 30, 2020 and September 30, 2019, we had an accrual for potential interest and penalties of approximately $0.8 million classified with income taxes payable long-term.

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

9.  Commitments and Contingencies

Purchase Obligations – As of June 30, 2020, we had unrecorded purchase obligations at our continuing operations in the amount of $4.8 million compared to $4.4 million as of September 30, 2019. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our business segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Revenues:
Semiconductor	$12,357	$16,254	$41,581	$51,267
SiC/LED	2,870	3,074	8,155	9,330
Non-segment related	—	1,675	643	4,264
	$15,227	$21,003	$50,379	$64,861
Operating income (loss):
Semiconductor	$1,058	$1,951	$3,762	$6,428
SiC/LED	241	607	1,196	2,253
Non-segment related	(1,268)	(1,207)	(4,262)	(5,418)
	$31	$1,351	$696	$3,263

	June 30, 2020	September 30, 2019
Identifiable Assets:
Semiconductor	$55,374	$56,855
SiC/LED	13,337	7,779
Non-segment related*	35,345	39,088
Held-for-sale assets**	—	22,755
	$104,056	$126,477

*	Non-segment related assets include cash, property and other assets.
**	See Note 4 for additional information on held-for-sale assets.

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

11.  Major Customers and Foreign Sales

During the nine months ended June 30, 2020, no customer represented greater than 10% of net revenues.  During the nine months ended June 30, 2019, one Semiconductor segment customer individually represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2020	2019
United States	31%	36%
Other	6%	5%
Total North America	37%	41%
China	25%	18%
Malaysia	4%	5%
Taiwan	15%	10%
Other	7%	6%
Total Asia	51%	39%
Germany	3%	9%
Other	9%	11%
Total Europe	12%	20%
	100%	100%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COVID-19

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”.  In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced spending due to both job losses and other effects attributable to COVID-19. As noted below, as a key supplier to essential businesses, we have continued to supply our products and services to those businesses deemed essential businesses in the states in which we operate. However, our business is subject to the general health of the economy and federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business.

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

Our domestic manufacturing facilities are located in Billerica, Massachusetts and Carlisle, Pennsylvania. In early March, we began implementing work-from-home options for all of our U.S. office personnel, including our corporate staff in Tempe, Arizona. Later in March, the governors of Massachusetts, Pennsylvania and Arizona issued stay-at-home orders for employers that do not provide essential services. With the assistance of legal counsel, we determined that as key suppliers to essential businesses, we could stay open, however we balanced this result with the health and safety of our employees.  In Massachusetts, which had a high number of COVID-19 infections, we continued to work on a very limited basis and have gradually increased factory personnel in a safe and phased approach.  In Pennsylvania, our direct laborers are working in multiple shifts to decrease the number of employees in the building at any given time. In both facilities, we are providing masks, extra facility cleanings and practicing social distancing. We continue to closely monitor our supply chain for our U.S. operations.

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

Amtech has a strong financial position with $46.4 million in cash and cash equivalents as of June 30, 2020 and $5.3 million of mortgage-related debt. In addition, while we did not utilize the Paycheck Protection Program (PPP) loan provision of the recently passed Coronavirus Aid, Relief, and Economic Security (CARES) Act, we are pursuing other relief options available to us, such as deferring social security tax payments, payroll tax credits, and utilizing certain changes in tax loss carryback rules to receive refunds for prior tax years. We are reviewing and implementing actions to reduce cash outlays and expenses.  As a result of these efforts and our strong balance sheet, we believe we have enough cash to sustain us for at least the next twelve months. However, if the recovery takes longer than expected, we believe we have the ability to make additional adjustments as needed.

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

We project that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as IT systems and capacity expansions at our existing facilities.  Additionally, as a capital equipment manufacturer, we will need working capital to support and fuel our future growth. We are and will continue to closely scrutinize these planned investments, in light of the COVID-19 challenges, and we may defer some of our projects. However, we intend to continue to invest in our business to support and fuel our future growth.

In addition to these investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the skillset and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and effectively integrate acquired businesses to provide for accretive, profitable growth in both the short-term and long-term.  As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have an agreement to acquire any acquisition target.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue	100%	100%	100%	100%
Cost of sales	61%	63%	61%	62%
Gross margin	39%	37%	39%	38%
Selling, general and administrative	32%	27%	32%	28%
Research, development and engineering	6%	4%	5%	4%
Restructuring charges	1%	—%	1%	1%
Operating income	—%	6%	1%	5%
Loss on sale of subsidiary	—%	—%	(5)%	—%
Interest income and other, net	—%	2%	1%	1%
Income (loss) from continuing operations before income taxes	—%	8%	(3)%	6%
Income tax provision	1%	4%	1%	3%
(Loss) income from continuing operations, net of tax	(1)%	4%	(4)%	3%
Income (loss) from discontinued operations, net of tax	—%	6%	(23)%	(12)%
Net (loss) income	(1)%	10%	(27)%	(9)%

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2020	2019	Incr (Decr)	% Change	2020	2019	Incr (Decr)	% Change
Semiconductor	$12,357	$16,254	$(3,897)	(24)%	$41,581	$51,267	$(9,686)	(19)%
SiC/LED	2,870	3,074	$(204)	(7)%	8,155	9,330	(1,175)	(13)%
Non-segment related	—	1,675	(1,675)	(100)%	643	4,264	(3,621)	(85)%
Total net revenue	$15,227	$21,003	$(5,776)	(28)%	$50,379	$64,861	$(14,482)	(22)%

Total net revenue for the quarters ended June 30, 2020 and 2019 was $15.2 million and $21.0 million, respectively, a decrease of approximately $5.8 million or 28%. Our semiconductor segment revenues are dependent on our customers’ expansions, and our results have been negatively impacted by the uncertainty in the global economy due primarily to the impact of the COVID-19 virus, as well as lingering trade tensions between the U.S. and China. Our SiC/LED revenues were less impacted in this fiscal quarter compared to the prior year quarter, as our consumable sales remained stable. We believe the impact from the COVID-19 virus in both our China and U.S. locations are temporary trends, as we have experienced a return to near-capacity in our China factory during the third fiscal quarter of 2020, however we also believe that we will continue to experience some level of volatility in our bookings and shipments as various states and countries experience resurgences of the virus. We also believe that there remains significant potential in the SiC industry and long-term growth in power semiconductor. Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Total net revenue for the nine months ended June 30, 2020 and 2019 was $50.4 million and $64.9 million, respectively, a decrease of approximately $14.5 million or 22%. Revenue from the Semiconductor segment decreased $9.7 million compared to the prior year period. This change is primarily due to COVID-19 effects on our customers and the global economy, as discussed above. Revenue from our SiC/LED segment decreased $1.2 million compared to the prior year period due primarily to lower machine shipments resulting from COVID-19 effects discussed above and lingering trade tensions between the U.S. and China causing uncertainty in the market.

Backlog and Orders

For comparison purposes, we have removed the Automation segment, which was sold effective December 13, 2019, from the tables below.

Our backlog as of June 30, 2020 and 2019 was as follows (dollars in thousands):

	June 30,
Segment	2020	2019	Incr (Decr)	% Change
Semiconductor	$13,798	$13,931	$(133)	(1)%
SiC/LED	1,423	2,934	(1,511)	(51)%
Total backlog	$15,221	$16,865	$(1,644)	(10)%

New orders booked in the three and nine months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2020	2019	Incr (Decr)	% Change	2020	2019	Incr (Decr)	% Change
Semiconductor	$8,356	$12,899	$(4,543)	(35)%	$40,469	$44,462	$(3,993)	(9)%
SiC/LED	2,474	2,697	(223)	(8)%	8,612	9,574	(962)	(10)%
Total new orders	$10,830	$15,596	$(4,766)	(31)%	$49,081	$54,036	$(4,955)	(9)%

As of June 30, 2020, one Semiconductor customer individually accounted for 19% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2020.  The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2020	Gross Margin	2019	Gross Margin	Incr (Decr)	2020	Gross Margin	2019	Gross Margin	Incr (Decr)
Semiconductor	$4,953	40%	$6,566	40%	$(1,613)	$16,552	40%	$20,499	40%	$(3,947)
SiC/LED	998	35%	1,038	34%	(40)	2,922	36%	3,524	38%	(602)
Non-segment related	—	—%	246	15%	(246)	9	1%	774	18%	(765)
Total gross profit	$5,951	39%	$7,850	37%	$(1,899)	$19,483	39%	$24,797	38%	$(5,314)

Gross profit for the three months ended June 30, 2020 and 2019 was $6.0 million (39% of net revenue) and $7.9 million (37% of net revenue), respectively, a decrease of $1.9 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment was flat on lower revenues compared to the three months ended June 30, 2019, due primarily to favorable product mix. Gross margin on products from our SiC/LED segment increased slightly on less revenue compared to the three months ended June 30, 2019, due primarily to a mix of higher margin consumable sales and less machine sales.

Gross profit for the nine months ended June 30, 2020 and 2019 was $19.5 million (39% of net revenue) and $24.8 million (38% of net revenue), respectively, a decrease of $5.3 million. Gross margin on products from our Semiconductor segment was flat on lower revenue compared to the nine months ended June 30, 2019, due primarily to increased sales of our higher margin products. Gross margin on products from our SiC/LED segment decreased slightly compared to the nine months ended June 30, 2019, due primarily to lower capacity utilization resulting from lower machine sales.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2020 and 2019 were $4.8 million and $5.7 million, respectively. SG&A decreased compared to the prior year quarter due primarily to payroll tax credits that were part of the CARES Act, no longer having R2D SG&A included in our results, and lower travel due to the COVID-19 pandemic.

SG&A expenses for the nine months ended June 30, 2020 and 2019 were $16.1 million and $18.1 million, respectively. SG&A decreased compared to the prior year period due primarily to lower commissions and freight on lower sales, no longer having R2D SG&A included in our results, lower commissions and freight on lower sales, payroll tax credits that were part of the CARES Act, and lower travel due to the COVID-19 pandemic.

Restructuring Charges

We recorded restructuring charges of $217,000 in the three months ended June 30, 2020.  These one-time charges were the result of staff reductions at our Massachusetts operations as we evaluated staffing across our Semiconductor operations.  We recorded restructuring charges of $35,000 and $1.1 million in the three and nine months ended June 30, 2019, respectively. The amount in the third quarter of 2019 relates to the consolidation of satellite offices in Asia. For the nine months ended June 30, 2019, the amount is primarily severance expense related to the departure of our former Chief Executive Officer.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2020 and 2019 were $0.9 million and $0.7 million, respectively, and $2.4 million and $2.3 million in the nine months ended June 30, 2020 and 2019, respectively. These increases are due to increased spending in fiscal 2020 related to the development of new products at our SiC/LED segment and product improvement projects at our Semiconductor segment.

Income Taxes

For the three months ended June 30, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.1 million and $0.7 million, respectively.  For the nine months ended June 30, 2020 and 2019, we recorded income tax expense of $0.3 million and $1.6 million, respectively. In the three months ended June 30, 2019, we recorded an income tax benefit of $1.3 million in our discontinued operations. In the nine months ended June 30, 2020 and 2019, we recorded an income tax benefit of $47,000 and $1.2 million, respectively, in our discontinued operations. The tax benefit in the prior year is due to the tax treatment relating to the sale of SoLayTec. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Discontinued Operations

As disclosed previously in the “Solar and Automation Divestitures” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we classified portions of the Solar segment as held for sale in our Condensed Consolidated Balance Sheet as of September 30, 2019 and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019, and Tempress was sold effective January 22, 2020 (see Note 4 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Nine Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(990)	$421
Net cash used in investing activities	(10,800)	(1,664)
Net cash used in financing activities	(1,486)	(96)
Effect of exchange rate changes on cash	578	(1,450)
Net decrease in cash, cash equivalents and restricted cash	(12,698)	(2,789)
Cash, cash equivalents and restricted cash, beginning of period*	59,134	62,496
Cash, cash equivalents and restricted cash, end of period*	$46,436	$59,707

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

Cash and Cash Flow

The decrease in cash, cash equivalents and restricted cash during the first nine months of fiscal 2020 of $12.7 million was primarily due to net cash disposed of in divestitures and cash used for stock repurchases.  We maintain a portion of our cash, cash equivalents and restricted cash in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $70.8 million as of June 30, 2020 and $77.6 million as of September 30, 2019.  The decrease in our working capital occurred primarily due to the divesture of our held-for-sale assets and liabilities.  Our ratio of current assets to current liabilities was 8.2:1 as of June 30, 2020, and 3.5:1 as of September 30, 2019.  Excluding our held-for-sale assets and liabilities, our ratio of current assets to current liabilities was 7.1:1 as of September 30, 2019.

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

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $1.0 million for the nine months ended June 30, 2020, compared to cash provided by operating activities of $0.4 million for the nine months ended June 30, 2019, a decline of approximately $1.4 million.  During the nine months ended June 30, 2020, net loss adjusted for non-cash items of $2.5 million was offset by $3.5 million of cash used in operations as a result of changes in operating assets and liabilities. During the nine months ended June 30, 2020, we increased our inventory balances to mitigate risks in our supply chain resulting from the COVID-19 pandemic, as well as in preparation for a large shipment expected in the first quarter of fiscal year 2021.  During the nine months ended June 30, 2019, $1.4 million was used in losses from operations adjusted for non-cash items, with an additional $1.8 million of cash provided by operations as a result of changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended June 30, 2020 and 2019, cash used in investing activities was $10.8 million compared to $1.7 million in the prior year period. The fiscal 2020 amount reflects the divestiture of our solar business as well as approximately $0.9 million of capital expenditures.  We expect capital expenditures to increase in the fourth quarter of fiscal 2020 as we complete the relocation of our SiC/LED business.

Cash Flows from Financing Activities

For the nine months ended June 30, 2020, $1.5 million of cash used in financing activities was comprised of approximately $0.8 million of proceeds received from the exercise of stock options, which was fully offset by $2.0 million used for stock repurchases and payments on long-term debt of $0.3 million. For the nine months ended June 30, 2019, $0.1 million of cash used in financing activities was comprised of $0.2 of proceeds received from the exercise of stock options, which was fully offset by payments on long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $4.8 million as of June 30, 2020, compared to $4.4 million as of September 30, 2019, an increase of $0.4 million.

There were no other material changes to the contractual obligations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2019.

Critical Accounting Policies

Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

We believe the critical accounting policies discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. Other than the Leases policy change disclosed in Note 3 hereto, there have been no significant changes in our critical accounting policies during the nine months ended June 30, 2020.

Impact of Recently Issued Accounting Pronouncements

For discussion of the impact of recently issued accounting pronouncements, see “Part I, Item 1. Financial Information” under “Impact of Recently Issued Accounting Pronouncements.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and, therefore, are not required to provide the information requested by this Item.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A.	Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”), as updated by the information disclosed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Second Quarter Form 10-Q”), each of which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2019 Form 10-K, the Second Quarter Form 10-Q and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated our existing risk factors to add the following risk factors related to recent developments.  Except for the update set forth below, there have been no material changes in our risk factors from those disclosed in our 2019 Form 10-K, as updated in our Second Quarter Form 10-Q.

Business interruptions, including those related to the novel strain of coronavirus (COVID-19), have had and continue to have an adverse impact on our operations, including among others, our manufacturing and supply chain, sales and product development and could have an adverse impact on our business, financial condition and results of operations in future quarterly periods.

In our Form 10-Q for the quarterly period ended December 31, 2019, we included a risk factor discussing the advent of the novel strain of coronavirus, COVID-19, identified in Wuhan, China in December 2019.  This discussion focused primarily on the possible impact of COVID-19 on our operations in China, where this outbreak was initially centered.  The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, “shelter-in-place” and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending generally and have significantly contributed to deteriorating macroeconomic conditions.  While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

While we continue to monitor and assess the impact on our business from the spread of COVID-19 and the ever evolving actions implemented by the governments across the globe, our operations in China have returned to near-capacity and we continue to experience an adverse impact of COVID-19 on our operations in the United States. The extent to which the coronavirus continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread and/or resurgence of the coronavirus globally could result in a widespread health crisis and/or change in consumer behavior that could adversely affect the global economy and financial markets, resulting in an economic downturn, and could also adversely impact our operations, including, without limitation, our manufacturing and supply chain, sales and product development operations, particularly our prospective sales if the Semiconductor and SiC/LED business segments we seek to serve suffer long-term damage.  Such an economic downturn could have an adverse impact on the successful implementation of our strategic growth plan and on our business, financial condition results of operations.

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

During the three months ended June 30, 2020, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 6, 2020
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)