Form 10-K
period 2020-09-30
AMTECH SYSTEMS INC
filed 2020-11-19
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $50,061,718, based upon the closing sales price reported by the NASDAQ Global Market on that date.

As of November 13, 2020, the registrant had outstanding 14,063,172 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement related to the registrant’s 2021 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2020, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2007 Plan 5G	The 2007 Employee Stock Incentive Plan Fifth generation of mobile communications
A.I.	Artificial intelligence
ALD Amtech	Atomic layer deposition Amtech Systems, Inc. and Subsidiaries
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
Big Data	An accumulation of data that is too large and complex for Processing by traditional database management tools
Board	The Board of Directors of Amtech Systems, Inc.
Bruce Technologies	Bruce Technologies, Inc.
BTU	BTU International, Inc.
CAPM	Capital Asset Pricing Model
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	Our common stock, par value $0.01 per share
Company	Amtech Systems, Inc. and Subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	A novel coronavirus strain commonly referred to as “coronavirus”
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBIT EBITDA	Earnings Before Interest and Taxes Earnings Before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings (loss) per share
ERISA	Employee Retirement Income Security Act of 1974
ERP	Enterprise resource planning
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FIFO	First-in, first-out
IBAL	Individual boats with automated loading
IoT	Internet of things
Kingstone	Kingstone Hong Kong, together with Shanghai Kingstone
Kingstone Hong Kong	Kingstone Technology Hong Kong Limited
LED	Light-emitting diode
LPCVD	Low-pressure chemical vapor deposition
MEMS	Microelectromechanical systems
mm	Millimeter

Term	Meaning
NIGPP	National Integrated Group Pension Plan and Trust Fund
Note __	Note __ to the consolidated financial statements
O-S-D	Optoelectronic Sensors & Discrete
our	Amtech Systems, Inc. and Subsidiaries
PCAOB	Public Company Accounting Oversight Board
PECVD	Plasma-enhanced chemical vapor deposition
PR Hoffman	P.R. Hoffman Machine Products, Inc.
Proxy Statement	Amtech’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Shareholders
R2D	R2D Automation SAS
RD&E	Research, development and engineering
Registrant	Amtech Systems, Inc.
RF	Radio Frequency
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Semi	Semiconductor
SG&A	Selling, general and administrative expenses
SiC	Silicon carbide
SiC/LED	Our SiC/LED operating segment
SMT	Surface-mount technology
SoLayTec	SoLayTec B.V.
SSP	Standalone selling price
Subsidiaries	Subsidiaries of Amtech Systems, Inc. listed on Exhibit 21 hereto
The TCJA	The Tax Cuts and Jobs Act
Tempress	Tempress Systems, Inc.
TTV	Total thickness variation
us	Amtech Systems, Inc. and Subsidiaries
U.S.	The United States of America
USA PATRIOT act	The Uniting and Strengthening America by Providing Appropriate Tools to Restrict, Intercept, and Obstruct Terrorism Act of 2001
USTR	United States Trade Representative
we	Amtech Systems, Inc. and Subsidiaries
xEV	Hybrid and electric vehicles

Cautionary Statement about Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2020 Annual Report to Shareholders, our other reports that we file with the SEC, our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A. Risk Factors.”  Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic efforts with respect to our silicon carbide/polishing business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; risks associated with our dispositions, including our ability to realize the anticipated benefits of our dispositions; the risk of unexpected costs, charges or expenses resulting from any dispositions; business interruptions, including those related to the COVID-19 pandemic; the potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel; and other circumstances and risks identified in this Annual Report on Form 10-K or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I

ITEM 1.  BUSINESS

OUR COMPANY

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing, and related consumables used in fabricating semiconductor devices, such as silicon carbide (SiC) and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes (LEDs). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.  Our strategic focus is on semiconductor growth opportunities in power electronics, sensors and analog devices leveraging our strength in our core competencies in thermal and substrate processing. We are a market leader in the high-end power chip market (SiC substrates, 300mm horizontal thermal reactor, and electronic assemblies used in power, RF, and other advanced applications), developing and supplying essential equipment and consumables used in the semiconductor industry.

We categorize each of our subsidiaries into one of two operating segments, based primarily on the industry they serve:

Operating Segment	% of 2020 Consolidated Net Revenue
Semiconductor	83%
SiC/LED	16%
Other	1%

These operating segments are comprised of the following three wholly-owned subsidiaries:

Semiconductor:

•	Bruce Technologies, a Massachusetts corporation based in North Billerica, Massachusetts, acquired in July 2004; and

•	BTU, a Delaware corporation based in North Billerica, Massachusetts, with operations in China, Malaysia and the United Kingdom, acquired in January 2015.

SiC/LED:

•	PR Hoffman, an Arizona corporation based in Carlisle, Pennsylvania, acquired in July 1997.

Our strategic focus in the semiconductor industry is the development of equipment for thermal processing and deposition for semiconductor manufacturing, specifically focusing on substrate, fabrication, packaging and surface-mount technology (“SMT”). The markets we serve are experiencing technological advances and are, historically, cyclical.  Therefore, future profitability and growth depend on our ability to invest in, develop and/or acquire and market new technology products and on our ability to adapt to cyclical trends.

Integrated circuits, optoelectronic, sensor, and discrete (O-S-D) components, such as power chips, LEDs, and some MEMS, are semiconductor devices fabricated on silicon and compound semiconductor, such as silicon carbide, wafer substrates.  Semiconductor chips are part of the circuitry of many products including inverters, onboard charging, computers, telecommunications devices, automotive electronics and sensors, consumer electronics, and industrial automation and control systems. LEDs manufactured using our equipment are used in industrial, commercial and residential lighting.  Our thermal processing and consumable products currently address the diffusion and deposition steps used in the fabrication of semiconductors, LEDs, MEMS and the polishing of newly sliced silicon and compound semiconductor wafers, as well as the packaging and assembly of the electronic components and assemblies.  Our reflow ovens provide key thermal processing steps for both semiconductor packaging and electronics assembly. Key end-markets for these packages and assemblies include: communications, automotive electronics and sensors, computing and networking, and consumer and industrial electronics.

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

We believe our product portfolio, developed through a track record of technological innovation as well as the successful integration of key acquisitions, provides exceptional value to semiconductor manufacturing by increasing yields, efficiency and throughput. We have been providing manufacturing solutions to the semiconductor industry for over 30 years and have leveraged our semiconductor technology and industry presence to capitalize on growth opportunities. Our customers use our equipment to manufacture semiconductor chips, silicon and compound semiconductor wafers and MEMS, which are used in end markets such as telecommunications (5G), consumer and industrial electronics (IoT and embedded devices), computing (data centers), automotive electronics and sensors (xEV), and mobile devices (smart devices). To complement our research and development efforts, we also sell our equipment to, and coordinate certain development efforts with, research institutes, universities and customers.

The semiconductor industry is cyclical and historically has experienced significant fluctuations. Our revenue is impacted by these broad industry trends.

The COVID-19 world-wide pandemic and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to continue to have, an impact on various aspects of our business. While we and many of our semiconductor customers continue to operate as essential businesses, in accordance with the government regulations in place at each of our facilities, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with any level of certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the United States and abroad will be on our future financial operating results.

For information regarding net revenue, operating income and identifiable assets attributable to each of our two operating segments, see Note 18 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.  For information on the products of each operating segment, see “Semiconductor Products” and “SiC/LED Products” within this “Item 1. Business” section.  For information regarding risks to our business, see “Item 1A. Risk Factors.”

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2020, 2019 and 2018 relate to the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

GROWTH AND INVESTMENT STRATEGY

Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two operating segments in the Semiconductor and Sic/LED industries – Bruce Technologies, BTU and PR Hoffman, as well as the Solar businesses we divested of in 2019 and 2020.  The businesses we own today have provided substantial returns on our original investments. Our acquisition of BTU demonstrates our ability to unlock value in a company, to grow revenue and improve the performance of acquired assets. While we continue to believe this inorganic growth strategy is the backbone of who Amtech is as a company, we have also employed the complimentary strategy of pursuing organic growth, particularly during times when we lacked sufficient capital resources to pursue growth through acquisitions.  In 2017 and 2018, the divestiture of our interest in Kingstone Hong Kong and the completion of a secondary offering, respectively, provided us with the capital foundation to renew our acquisition efforts; however, these efforts were temporarily interrupted by our focus on divesting of our Solar business beginning in 2019 and the impact of the COVID-19 pandemic in 2020.  With these events behind us, we have a renewed objective to grow our revenue and expand our operations through strategic acquisitions, while at the same time pursuing organic growth. We intend to accomplish these parallel objectives through the pursuit of the following strategies:

Capitalize on Growth Opportunities in the Semiconductor Industry by Leveraging Our Thermal and Material Processing Expertise, Top-Tier Customer Relationships, Track Record of Technological Innovation and Exceptional Customer Service.  We believe that long-term growth in the semiconductor industry will be driven by emerging growth in new compound substrates, such as silicon carbide and gallium nitride, and the growing demand for 5G and mobility, consumer and industrial Internet-of-Things (IoT), increased adoption of sensors and electronics in the automotive industry, electric vehicles (EV) and charging infrastructure, and China’s investment in their domestic semiconductor production capacity.  As the semiconductor market continues to develop and evolve, advances in process technology will be vital to remaining competitive. We intend to continue leveraging our market position, relationships with leading global semiconductor customers and demonstrated track record of technical innovation and exceptional customer service to maximize sales of our current and next-generation technology solutions.

Develop Multi-Product Solutions to Expand Our Addressable Market. We are focused on acquiring, developing and licensing new products across our business in response to customer needs in the markets we serve. As we add to our product portfolio organically or through acquisitions, we plan to continue expanding our offerings within the semiconductor and silicon carbide production processes, thus capturing a greater percentage of capital spent on increasing semiconductor and silicon carbide production.  We have successfully developed products to expand our addressable market and continue to make evolutionary upgrades to our existing equipment and service offerings across our operating segments.  In addition to developing new products, we plan to invest in upgrades to our existing product offerings to stay competitive in the markets we serve.  As a result, we saw increased research and development expenses in 2020 and expect to continue to increase our capital expenditures and research and development expenses in fiscal 2021 and beyond for these evolutionary upgrades as well as for the development of specific new products.

Pursue Strategic Acquisitions That Complement Our Strong Platform. As discussed above, we have historically pursued an acquisition strategy consistent with our focus of maintaining market leadership and technology innovation that addresses the continued growth in the semiconductor industry. In conjunction with the divestiture of our solar business and the promotion of Michael Whang to Chief Executive Officer, our Executive Chairman’s focus has shifted to the pursuit of inorganic growth opportunities. As part of this strategy, we continually evaluate potential technology, product and business acquisitions or joint ventures that we believe will increase our existing market share in the semiconductor and SiC industries and expand our addressable market. In evaluating these opportunities, our objectives include enhancing our earnings and cash flows, adding complementary product offerings, expanding our geographic footprint, improving our production efficiency and expanding our customer base.  As a result, we continue to manage our balance sheet to maintain adequate liquidity in order to react quickly as these opportunities arise.

Invest in Our Infrastructure and Capacity. In the fourth quarter of 2020, we finished the move of our SiC/LED segment to a new location.  This new location allows us to sufficiently increase our manufacturing footprint and position our business to meet the expected longer-term increase in demand for our SiC, optics, and silicon substrate product solutions.  We are also assessing the manufacturing space used by our Semiconductor segment for capacity expansion, added efficiencies and cost savings.  This assessment could result in a future relocation of a manufacturing facility and/or investments in upgrades to existing facilities.  In addition, we are evaluating our management information systems and needs in order to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans.

SEMICONDUCTOR AND SiC/LED OPERATIONS

We provide diffusion and reflow equipment as well as wafer polishing equipment and related services to leading semiconductor manufacturers. Our products include horizontal diffusion furnaces used to produce semiconductors, such as analog, sensors, and discrete devices, and MEMS, as well as double-sided lapping and polishing equipment, double-sided lapping and polishing carriers, and single side polishing templates.

As demand for increasingly sophisticated electronic devices continues, new technologies such as electric vehicles, artificial intelligence, advanced power management, advances in consumer electronics, 5G communications, and IoT will help to drive future growth. Electronic equipment continues to become more complex, yet end users are still demanding smaller, lighter and less expensive devices. This, in turn, requires increased performance and reduced cost, size, weight and power requirements of electronic assemblies, printed circuit boards and semiconductors. In response to these developments, manufacturers are increasingly employing more sophisticated production and assembly techniques requiring more advanced manufacturing equipment, such as that supplied by our subsidiary, BTU.

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

SEMICONDUCTOR PRODUCTS

Our furnace and automation equipment are manufactured in our facilities in Massachusetts and China. The following paragraphs describe the products that comprise our semiconductor business:

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

High-Temperature Belt Furnace.  We also produce and sell custom, high-temperature belt furnaces, which we have manufactured in Massachusetts for over six decades with ISO 9001:2015 quality certification safe-guarding that each unit is subject to exacting build and test criteria.

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

MANUFACTURING, RAW MATERIALS AND SUPPLIES

Our semiconductor manufacturing activities consist primarily of engineering design to meet specific and evolving customer needs and procurement and assembly of various commercial and proprietary components into finished thermal processing systems and related automation in North Billerica, Massachusetts and Shanghai, China.

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

Beginning in 2019 and throughout 2020, we experienced increased lead times for various parts and services across both our operating segments.  As a result of the increases in lead-times for these parts, we have increased the amount of on-hand inventory related to long-lead time items. We have also increased on-hand inventory of certain parts as part of a strategy to mitigate supply chain risk, primarily at our operations in China, due to the trade and tariff environment between China and the United States.  Despite these strategic increases, there can be no assurance that we will have enough inventory on-hand at the time we receive orders and that we will not incur delays in production time.

CUSTOMERS AND SEASONALITY

Our customers are primarily manufacturers of semiconductor substrates and devices and electronic assemblies.  During 2020, 65% of our net revenue from continuing operations came from customers outside of North America. This group represented 59% of revenues in 2019.  In 2020, net revenue from continuing operations was distributed among customers in different geographic regions as follows: North/South America 35% (28% of which is in the United States), Asia 52% (including 25% in China, 15% in Taiwan and 5% in Malaysia) and 13% in Europe.  One Semiconductor customer accounted for 11% of our net revenues from our continuing operations in 2020.  In 2019, no individual customer accounted for 10% or more of our net revenues. In 2018, one Semiconductor customer accounted for 14% of our net revenues.  A turnkey customer accounted for 58% of our net revenues at our discontinued operations in 2018.

Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions.

SALES AND MARKETING

Due to the highly technical nature of our products, we market our products primarily by direct customer contact through our sales personnel and through a network of domestic and international independent sales representatives and distributors that specialize in semiconductor equipment and supplies. Our promotional activities include direct sales contacts, participation in trade shows, advertising in trade magazines and the distribution of product brochures.

We use a mix of representatives and distributors globally.  Manufacturer representatives provide sales coverage in specific geographic regions and are paid a commission when equipment is sold.  Sales to distributors are generally on terms comparable to sales to end-user customers, as our distributors generally quote their customers after first obtaining a quote from us and have an order from the end-user before placing an order with us. Our sales to distributors are not contingent on their future sales and do not include a general right of return. Historically, returns have been rare. Distributors of our semiconductor equipment do not stock a significant amount of our products, as the inventory they hold is generally limited to parts needed to provide timely repairs to customers.  Our manufacturer representatives and distributors are closely managed by our global sales team.

Historically, each of our segments have been responsible for their own sales and marketing activities, including managing sales personnel and representative and distributor relationships, however, as we continue to refocus our organization, we are developing opportunities for increased collaboration and teamwork across our divisions.  These cross-segment collaboration opportunities will continue to be a focus at all levels and departments of the organization, as we believe they can lead to greater efficiencies while reducing operating costs.  These efforts are further coordinated by our Vice President of Sales and Customer Service, who oversees all sales and marketing activities at each division.

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

From time to time we add functionality to our products or develop new products during engineering and manufacturing to fulfill specifications in a customer’s order, in which case the cost of development, along with other costs of the order, are charged to cost of sales. We periodically receive research grants for research and development of products, which are netted against our research, development and engineering costs.  In 2020, 2019 and 2018, we recorded RD&E expense of $3.3 million, $3.1 million and $2.9 million, respectively.  We plan to continue to develop new products and also to invest in upgrades to existing product offerings to stay competitive in the markets we serve.  As a result, we saw increased RD&E expenses in 2020 and expect to continue to increase our capital expenditures and RD&E expenses in fiscal 2021 and beyond for these upgrades as well as for the development of specific new products.

COMPETITION

We compete in several distinct equipment markets for semiconductor devices, semiconductor substrates, MEMS, semiconductor packaging, and electronics assembly, as well as the markets for supplies used in power semiconductor applications. Each of these markets is highly competitive. Our ability to compete depends on our ability to continually improve our products, processes and services, as well as our ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in these markets include the product’s technical capability, productivity, cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control and the level of technical service and support.

The Semiconductor and MEMS Markets. Equipment and automation produced by our Semiconductor operating segment primarily competes with those produced by other original equipment manufacturers, some of which are well-established firms that are much larger and have substantially greater financial and other resources than we have with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. Competitors of our horizontal diffusion furnaces include Centrotherm GmbH, Sandvik Thermal Process, Inc., a subsidiary of Sandvik AB, and CVD Equipment, Inc.

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

General Industrial Lapping and Polishing Machines, Supplies and Semiconductor Substrate Markets. Our SiC/LED operating segment experiences price competition for wafer carriers from foreign manufacturers for which there is very little publicly available information. As a result, we are intensifying our efforts to reduce the cost of our carriers and will continue to compete with other manufacturers of carriers by continuing to update our product line to keep pace with the rapid changes in our customers’ requirements and by providing a high level of quality and customer service. We produce steel carriers, including insert carriers, on advanced laser-cutting tools, which reduces our costs and lead times and increases our control over quality.  Competitors of our lapping and polishing machines and supplies include Lapmaster Wolters, Speedfam Co. Ltd., Hamai Co., Ltd., Onse, Inc. and Eminess Technologies, Inc.  Our strategy to enhance our sales of wafer carriers and templates includes developing new applications in close collaboration with our customers, continuous improvement in our products and providing a high level of customer support and products that deliver greater value to our customers.

EMPLOYEES

As of September 30, 2020, we employed 296 people. Of these employees, 8 were based at our corporate offices in Tempe, Arizona, 43 at our manufacturing plant in Carlisle, Pennsylvania, 96 at our manufacturing plant in N. Billerica, Massachusetts, 132 at our facilities in China, 10 at other Asia-Pacific offices and 7 at our office in the United Kingdom. Of the 43 people employed at our Carlisle, Pennsylvania facility, 18 were represented by the United Auto Workers Union - Local 1443. We have never experienced a work stoppage or strike, and other than employees at the Carlisle facility, no other employees are represented by a union. We consider our employee relations to be good.

PATENTS

The following table shows our material patents, the patents licensed by us, and the expiration date of each patent and license:

Product	Countries	Expiration Date or Pending Approval
IBAL (Individual Boats with Automated Loading) Model S-300	United States	Various
Ultrafast gas bearing-based reactive ion etching	Europe	2030
Modular furnace system	United States	2021
Convection furnace thermal profile enhancement	United States	2023
Lapping machine adjustable mechanism	Various	2027
RFID-containing carriers used for silicon wafer quality	United States	2027
Polishing machine wafer holder	Taiwan	2037
Wafer Boat Elevator System and Method	United States	2021

To our knowledge, there are currently no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material unresolved claims made by third parties that allege we are infringing the intellectual property rights of such third parties.

DISCONTINUED SOLAR OPERATIONS AND PRODUCTS

Our previously reported, Solar segment included Tempress (a Texas Corporation based in the Netherlands), SoLayTec (a Netherlands Corporation), and R2D (a French Corporation).  Tempress was sold in 2020, SoLayTec was sold in 2019, and R2D was sold in 2020 (see Note 2).  Our discontinued operation results consist of Tempress and SoLayTec. R2D was also previously reported as the Automation segment prior to its disposal.

On April 3, 2019, we announced that the Board determined that it was in the long-term best interest of the Company to exit the Solar business segment and to focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those markets. The divestiture included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  The portion of our Solar segment not included in discontinued operations was our Automation division, R2D, which historically sold automation products to both solar and semiconductor customers. R2D experienced a significant decline in sales of automation to other divisions in our Solar segment and was also negatively impacted by the slowdown in the broader semiconductor industry. We evaluated how and whether R2D could fit into our current semiconductor and silicon carbide/polishing strategy and determined that the disposition of R2D was in the best interests of our Company and our shareholders. See “Acquisitions and Dispositions” within this “Item 1. Business” section for information related to the disposal of our former Solar subsidiaries.

Our Solar discontinued operations provided process equipment and related cell manufacturing equipment to many of the world’s leading solar cell manufacturers.  Our primary process equipment focus was our existing solar diffusion furnace and the development of next-generation diffusion furnaces, including our proprietary N-type systems and our PECVD systems.  Additionally, through SoLayTec, we produced, developed, delivered and serviced ultrafast ALD machines used in high efficiency solar cells.

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

In December 2014, we expanded our presence in the solar market by acquiring a 51% controlling interest in SoLayTec, which provides ALD systems used in high efficiency solar cells.  In July 2017, we acquired the remaining 49% interest in SoLayTec.  On June 7, 2019, we completed the sale of SoLayTec to a third party located in the Netherlands.  Upon the sale, we recognized a gain of approximately $1.6 million, which we included in loss from discontinued operations reported in our Consolidated Statements of Operations for the year ended September 30, 2019.

Effective January 22, 2020 (“Tempress Sale Date”), we completed the sale of Tempress for nominal consideration to a third party located in the Netherlands. We recorded a pre-tax loss on sale of approximately $10.9 million, of which approximately $7.2 million was the recognition of previously recorded accumulated foreign currency translation losses.  The loss was included in loss from discontinued operations reported in our Consolidated Statements of Operations for the year ended September 30, 2020.  The total pre-tax loss does not have a material effect on our cash balances at our continuing operations.  Effective on the Tempress Sale Date, Tempress is no longer included in our consolidated financial statements.

On December 13, 2019 (“R2D Sale Date”), we finalized the sale of R2D to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Consolidated Statements of Operations for the year ended September 30, 2020.  Effective on the R2D Sale Date, R2D is no longer included in our consolidated financial statements.  R2D did not meet the discontinued operations or held-for-sale criteria.

AVAILABLE INFORMATION

Our corporate website, www.amtechsystems.com, provides materials for investors and information about our products. Through our website, we make available, without charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed, or furnished to, the SEC.  The Company intends to disclose any amendment to its Code of Ethics on the above-referenced corporate website.  The information found on our website, or information that may be accessed through links on our website, are not part of this or any other report we file with, or furnish to, the SEC. In addition, our SEC filings are available at the SEC’s website at www.sec.gov.

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

The purchasing decisions of our customers are highly dependent on their capacity utilization, which changes when new facilities are put into production and with the level of demand for our products, as well as our customers’ capital expenditure budgets.  Purchasing decisions are also impacted by changes in the economies of the countries served by our customers, as well as the state of the worldwide industries in which we operate or expect to operate in the future. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. Additionally, we generally experience a one-to-two quarter lag between upturns/downturns experienced by larger equipment manufacturers.  The cyclical nature of the markets we serve affects our ability to accurately budget our expense levels, which are based in part on our projections of future revenue.

When cyclical fluctuations result in lower than expected revenue levels, our operating results are adversely affected.  Cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, our operating results may be adversely affected if we are unable to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions; effectively manage the supply chain; and motivate and retain key employees. In addition, during periods of rapid growth, our operating results may be adversely affected if we are unable to increase manufacturing capacity and personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that we can timely and effectively respond to the industry cycles, and our failure to do so could have a material adverse effect on our business.

The semiconductor equipment industry is highly competitive and, because we are relatively small in size and have fewer financial and other resources compared to our competitors, we may not be able to compete successfully with them.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully in these markets. Some of our competitors are diversified companies with extensive financial resources and research, engineering, manufacturing, marketing and customer service and support capabilities that are greater than ours. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services we offer. These competitors may bundle their products in a manner that discourages customers from purchasing our products. In addition, we face competition from emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer often at a lower price than ours and use innovative technology to sell products into specialized markets. We also face competition from Chinese equipment manufacturers that may receive greater support than we do from Chinese customers and governmental agencies because they are locally based. In addition, our local Chinese competitors may offer lower prices and more liberal payment terms than ours.  Loss of our competitive position due to any of these factors could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our business, financial position and results of operations.

Risks Related to Our Business and Our Operations

Business interruptions, including those related to the novel strain of the coronavirus (COVID-19), have had and continue to have an adverse impact on our operations, including among others, our manufacturing and supply chain, sales and product development and could have an adverse impact on our business, financial condition and results of operations in future quarterly periods.

The World Health Organization declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel bans and restrictions, quarantines, “shelter-in-place” and lock-down orders, and business limitations and shutdowns. These measures have negatively impacted consumer and business spending generally and have significantly contributed to deteriorating macroeconomic conditions.  While governments around the world have taken steps to attempt to mitigate some of the more severe anticipated economic effects of COVID-19, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

While we continue to monitor and assess the impact on our business from the spread of COVID-19 and the ever evolving actions implemented by governments across the globe, our operations in China have returned to near-capacity and we continue to experience an adverse impact of COVID-19 on our operations in the United States. The degree to which the coronavirus impacts our future business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread and/or resurgence of the coronavirus globally could result in a widespread health crisis and/or change in consumer behavior that could adversely affect the global economy and financial markets, resulting in an economic downturn, and could also adversely impact our operations, including, without limitation, our manufacturing and supply chain, sales and product development operations, particularly our prospective sales if the Semiconductor and SiC/LED business segments we seek to serve suffer long-term damage.  Such an economic downturn could have an adverse impact on the successful and timely implementation of our strategic growth plan and on our business, financial condition results of operations.

We are similarly unable to predict the extent to which the pandemic impacts our customers, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.

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

We may not be able to manage our business successfully through severe business cycles.

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

No assurance can be given that we will be able to successfully complete future strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons.  We may have to incur debt, issue equity securities or a combination of the foregoing to pay for any future acquisitions, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing shareholders.

Our reliance on sales to a few major customers, often on credit terms, places us at financial risk.

We currently sell to a relatively small number of customers and expect to do so for the foreseeable future.  Therefore, our operating results depend on the ability of these customers to sell products that require our equipment in their manufacture. Many of our customer relationships have developed over a short period of time and certain ones are in the early stages of development. The loss of sales to any of these customers would have a significant negative impact on our business. Additionally, our customers may cancel their agreements with us if we fail to meet certain product specifications, materially breach agreements or encounter insolvency or bankruptcy.  They also may seek to renegotiate the terms of current agreements or renewals. We cannot be certain our existing customers will generate significant revenue for us in the future or that these new customer relationships will continue to develop. If we are unable to expand our customer base, we may not be able to maintain or increase our revenue.

In addition to having a relatively limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers (as we have in the past from time to time), experience a significant reduction in sales to any such customers or no longer manufacture a particular product line for one of our largest customers, we would experience a significant reduction in our revenue.

As of September 30, 2020, two Semiconductor customers individually represented 11% and 10% of our accounts receivable.  As of September 30, 2019, one Semiconductor customer individually represented 15% of our accounts receivable. A concentration of our receivables from one or a small number of customers places us at risk. In such a scenario, a significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. We attempt to manage this credit risk by requiring significant partial payments prior to shipment, where appropriate, and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek and, on occasion, may receive pricing, payment or other commercial terms that are less favorable to us than the current terms we customarily obtain.  If any one or more of our major customers were to seek to re-negotiate their agreements on more favorable terms, or not pay us or continue business with us, it could adversely affect our business, financial position and results of operations.

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

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead times and/or are obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, file for bankruptcy protection or possibly cease operations. We also may experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of any of the following:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective and timely basis;
•	volatility in the availability and cost of materials, including rare earth elements;
•	difficulties or delays in obtaining required import or export approvals;
•	information technology or infrastructure failures; and
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

In 2019, 59% of our net revenue came from customers outside of North America. In 2020, 65% of our net revenue came from customers outside of North America as follows:

•	Asia - 52% (including China - 25%, Taiwan - 15% and Malaysia - 5%); and
•	Europe - 13%

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

Uncertain global economic conditions and slowing growth in China, Europe and the United States, along with difficulties in the financial markets, national debt concerns and government austerity measures in certain regions, pose challenges to the industries in which we operate. Related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause our customers to delay, cancel, or refrain from placing orders for equipment or services.  These actions may, in turn, reduce our net sales, reduce backlog, and negatively affect our ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability also may cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can result in lower sales and/or additional inventory or bad debt expense for us. These conditions may similarly affect key suppliers, impairing their ability to deliver parts and potentially causing delays or added costs for delivery of our products. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect our ability to compete effectively. Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify our business model, which may adversely affect our ability to capitalize on opportunities in a market recovery. If we do not timely and appropriately adapt to changes resulting from these uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, our business, financial condition and results of operations may be materially and adversely affected.

Our inability to attract, train and retain effective employees and management could harm our business.

Our success depends upon the continued contributions of our executive officers and certain other employees, many of whom have many years of experience with us and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people. If we lost the services of our executive officers or our other highly qualified and experienced employees or cannot attract and retain other qualified personnel, our business could suffer through less effective management due to loss of accumulated knowledge of our business or through less successful products due to a reduced ability to design, manufacture and market our products.

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

We use numerous materials suppliers covering a wide range of materials and services in the production of our products including custom electronic and mechanical components.  Key vendors include suppliers of controllers, quartz and silicon carbide for our diffusion systems, two steel mills capable of producing the types of steel to the tolerances needed for our wafer carriers, an injection molder that molds plastic inserts into our steel carriers, an adhesive manufacturer that supplies the critical glue and a pad supplier that produces a unique material used in the manufacture of our polishing templates. We also rely on third parties for certain machined parts, steel frames and metal panels and other components used particularly in the assembly of our production equipment.  Although we strive to ensure that parts are available from multiple suppliers, we procure some key parts from a single supplier or a limited number of suppliers.  Thus, at times, certain parts may not be available in sufficient quantities, or on a timely and cost-efficient basis, to adequately meet our needs and the needs of our customers.

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

As of September 30, 2020 and 2019, our accrued warranty costs at our continuing operations amounted to $0.4 million and $0.6 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate in light of the actual performance of our products. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates represent a significant portion of our common stock held as of September 30, 2020, and, therefore, have significant influence over our management and corporate policies. These shareholders have significant influence over all matters submitted to our shareholders, including the election of our directors and approval of business combinations, and could potentially initiate or delay, deter or prevent a change of control. Circumstances may occur in which the interests of these shareholders may conflict with the interests of Amtech or those of our other shareholders, and these shareholders may cause us to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these shareholders would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders. In addition, involvement of certain activist shareholders may impact our ability to recruit and retain talent or otherwise distract management or make decisions that we believe are in the long-term interest of all shareholders.

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

Natural disasters such as earthquakes, floods, severe weather conditions, outbreaks of infectious diseases in addition to COVID-19 or other catastrophic events may severely affect our operations or those of our suppliers and customers.  Such catastrophic events may have a material adverse effect on our business.

Acts of terrorism, as well as events occurring in response or connection to them, including potential future terrorist attacks, rumors or threats of war, actual military conflicts or trade disruptions impacting our domestic or foreign customers or suppliers, may negatively impact our operations by causing, among other things, delays or losses in the delivery of supplies or finished goods and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease and/or result in increased volatility in the worldwide financial markets and economy. They also could result in economic recession either globally or in the markets in which we operate. Any of these occurrences could have a significant adverse impact on our business, financial position and results of operations.

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

Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements.  We could be subject to legal or regulatory action in the event of our failure to comply with any of the foregoing requirements, which could be expensive to defend and resolve and be disruptive to our business.  Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects us may increase the complexity of the legal and regulatory environment in which we operate and the related costs of compliance.

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

A portion of our business activities are conducted in foreign countries, including China, Malaysia and Taiwan. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. The current U.S. presidential administration, with support of some members in Congress, has announced trade policy changes, including an intention to impose new tariffs on imported goods, which have created significant uncertainty about the future relationship between the United States and other countries with respect to trade, treaties and tariffs. For example, on

June 15, 2018, the Office of the USTR published a list of products covering 818 separate U.S. tariff lines valued at approximately $34 billion in 2018 trade values, imposing an additional duty of 25% on the listed product lines. The list generally focuses on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. The USTR also announced a second set of 284 proposed tariff lines, which cover approximately $16 billion worth of imports from China, which will undergo further review in a public notice and comment process, including a public hearing. After completion of this process, USTR stated that it will issue a final determination on the products from this list that would be subject to the additional duties. We are continuing to evaluate the impact of the announced and other proposed tariffs on products that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors.

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

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices. This and other evolving customer needs require us to continually respond with new product developments.

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products, that successfully address changing customer needs and win market acceptance.  We also must manufacture these new products in a timely and cost-effective manner.  To realize future growth through technical innovations in the semiconductor industry, we must acquire the technology through product development, merger and acquisition activity or through the licensing of products from our technology partners.  Potential disruptive technologies could have a material adverse effect on our business if we do not successfully develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways of reducing the cost to produce them in response to changing market conditions or customer requirements.

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

Furthermore, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the two-year period ended September 30, 2020, the price of our common stock has ranged from $7.96 to $3.55. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the industries in which we operate, our significant customer concentration, intense competition, our fluctuating backlog and our relatively low daily stock trading volume.  As a result, the market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

Location	Use	Own or Lease	Size
Corporate
Tempe, Arizona	Corporate Headquarters	Own	15,000 sf
Semiconductor Segment
North Billerica, Massachusetts	Office, Mfg. & Warehouse	Own	150,000 sf
Ashvale, Surrey, United Kingdom	Office	Lease	1,900 sf
Shanghai, China	Office, Mfg. & Warehouse	Lease	49,000 sf
Penang, Malaysia	Office	Lease	1,570 sf
SiC/LED Segment
Carlisle, Pennsylvania	Office & Mfg.	Lease	40,500 sf

Our building in North Billerica, Massachusetts secures a mortgage note with a remaining balance of $5.2 million as of September 30, 2020 and a maturity date of September 26, 2023. The debt was refinanced in September 2016 with an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Program

On February 4, 2020, the Board approved a new stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the year ended September 30, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. Approximately $2 million remain under the repurchase program as of September 30, 2020.

During the three months ended September 30, 2020, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

HOLDERS

As of November 13, 2020, there were 374 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 5,124 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

DIVIDENDS

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investment in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities in fiscal 2020.

COMPARISON OF STOCK PERFORMANCE

The following line graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporated by reference it into such filing.

The following line graph compares cumulative total shareholder return, assuming reinvestment of dividends, for our Common Stock, the NASDAQ Composite Index and the NASDAQ Industrial Index. Because we did not pay dividends on our Common Stock during the measurement period, the calculation of the cumulative total shareholder return on our Common Stock did not include dividends. The following graph assumes that $100 was invested on October 1, 2015.

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

	Years Ended September 30,
	2020	2019	2018	2017	2016
Operating Data - Continuing Operations:
Net revenue	$65,463	$85,035	$100,053	$83,073	$68,120
Gross profit	$24,441	$33,357	$36,918	$31,106	$23,992
Gross margin	37%	39%	37%	37%	35%
Operating (loss) income (1)	$(485)	$4,916	$6,072	$3,641	$(1,692)
(Loss) income attributable to continuing operations, net of tax (2)	$(3,907)	$3,135	$6,631	$2,194	$(1,686)

(Loss) income per share attributable to continuing operations
Basic (loss) income per share	$(0.28)	$0.22	$0.45	$0.16	$(0.13)
Diluted (loss) income per share	$(0.28)	$0.22	$0.44	$0.16	$(0.13)

Backlog:	$13,905	$17,326	$26,291	$24,742	$16,552

Balance Sheet Data - Continuing Operations:
Cash, cash equivalents and restricted cash	$45,070	$53,083	$45,915	$41,005	$25,062
Total assets (3)	$102,098	$103,722	$104,084	$99,788	$81,404
Total current liabilities (4)	$7,477	$12,101	$15,763	$15,605	$15,577
Current maturities of long-term debt	$380	$371	$350	$336	$414
Long-term debt	$4,798	$5,178	$5,542	$5,892	$6,135

(1)	Includes $2.2 million related to long-lived asset impairment charges in 2018.
(2)

Includes a pre-tax loss of $2.8 million on the sale of R2D in 2020, a pre-tax gain of $2.9 million on the sale of our remaining ownership interest in Kingstone Hong Kong in 2018 and a pre-tax gain of $2.6 million on the sale of Kingstone service rights in 2016.

(3)	Excludes $22.8 million, $45.3 million, $91.8 million and $37.0 million in 2019, 2018, 2017 and 2016, respectively, of Held-For-Sale Assets.
(4)	Excludes $18.5 million, $31.8 million, $72.6 million and $25.4 million in 2019, 2018, 2017 and 2016, respectively, of Held-For-Sale Liabilities.

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

Overview

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing and related consumables used in fabricating semiconductor devices, such as silicon carbide (SiC) and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes (LEDs). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We operate in two reportable business segments, based primarily on the industry they serve: (i) Semiconductor and (ii) SiC/LED. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, diffusion furnaces, and customer high-temp belt furnaces for use by semiconductor and electronics assembly manufacturers. In our SiC/LED segment, we produce substrate consumables and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, and compound substrates, like silicon carbide wafers, for power device applications.

Our semiconductor customers are primarily manufacturers of integrated circuits and optoelectronic sensors and discrete (O-S-D) components used in analog, power and radio frequency (RF). The semiconductor industry is cyclical and historically has experienced fluctuations. Our revenue is impacted by these broad industry trends. Although semiconductor demand for our products may have reached its cyclical peak in our fiscal year ended September 30, 2018, we believe that continued technological advances and emerging industries, such as silicon carbide power devices, will sustain our long-term performance.

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that support our growth objectives. Our strategic growth plan calls for profitable growth as the semi industry recovers, with the following areas of focus:

•

Emerging opportunities in the SiC industry – We believe we are well-positioned to take part in this significant growth area. We are working closely with our customers to understand their SiC growth plans and opportunities. We are investing in our capacity, next generation product development, and in our people. We believe these investments will help fuel our growth in the SiC industry.

•

300mm Silicon Horizontal Thermal Reactor – We have a highly successful and proven 300mm solution for growing power semiconductor applications. We have a strong foundation with a key customer, and, in fiscal 2019, we announced an order to another industry-leading manufacturer. In February 2020, we announced another order from a top-tier global power semiconductor customer in Asia, and in August 2020, we announced a repeat order for our 300mm solution. We believe we have a strong opportunity to continue expanding our customer base and grow revenue with our 300mm solution.

•

As a major revenue contributor to our organization, BTU will continue to track semi industry growth cycles for our advanced semi-packaging and SMT products, in addition to specialized custom belt furnaces used in automotive and other specialized industrial applications. We believe that through investments in product innovation, BTU has an opportunity to grow further, especially in high growth applications of electric vehicles (EV) and 5G communications.

We anticipate that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as management information systems and capacity expansions at other existing manufacturing facilities.  Additionally, as a capital equipment manufacturer, we will need working capital to support and fuel our future growth. We are and will continue to closely scrutinize these planned investments, in light of the COVID-19 challenges, and we may defer some of our projects. However, we intend to continue to invest in our business to support and fuel our future growth.

In addition to these investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and integrations to provide for accretive, profitable growth in both the short-term and long-term. As of the date of the filing of this Annual Report on Form 10-K, we do not have an agreement to acquire any acquisition target.

COVID-19

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19.  In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; “shelter in place” and other governmental regulations; and reduced spending due to both job losses and other effects attributable to COVID-19. As noted below, as a key supplier to essential businesses, we have continued to supply our products and services to those businesses deemed essential businesses in the states in which we operate. However, our business is subject to the general health of the economy and federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business.

As we continue to navigate the challenges presented by COVID-19, our first priority is the safety and well-being of our employees. We began experiencing challenges relating to the COVID-19 virus early-on in calendar year 2020 when our Shanghai facility remained closed beyond the normal Chinese New Year holiday. This facility reopened in early March and, in a safe and phased approach, we ramped up production while following the Chinese government’s requirements for personal protective equipment, cleaning of the facility, and social distancing, among other measures. As of the date of this Annual Report, our Shanghai production levels have returned to near-capacity. Additionally, we continue to closely monitor our supply chain and have increased our safety stock for certain key parts.

Our domestic manufacturing facilities are located in Billerica, Massachusetts and Carlisle, Pennsylvania. In early March, we began implementing work-from-home options for all of our U.S. office personnel, including our corporate staff in Tempe, Arizona. Later in March, the governors of Massachusetts, Pennsylvania and Arizona issued stay-at-home orders for employers that do not provide essential services. With the assistance of legal counsel, we determined that as key suppliers to essential businesses, we could stay open, however we balanced the right to stay open with the health and safety of our employees.  In Massachusetts, which had a high number of COVID-19 infections, we continued to work on a very limited basis and over time gradually increased factory personnel in a safe and phased approach.  As of the date of this Annual Report on Form 10-K, all domestic manufacturing facilities have returned to normal operations.

Although we do not yet know the full duration and extent the impact of COVID-19 will have on our operations, we currently expect the negative impact to be a temporary trend. We have implemented procedures to maximize our ability to continue to provide products and services to our customers and to mitigate the effect of the downturn on our results of operations, including minimizing costs where appropriate. There remain many unknowns and we continue to monitor the expected trends and related demand for our products and services and have and will continue to adjust our operations accordingly.  Please see additional information in “Item 1a. Risk Factors.”

Amtech is in a strong financial position with $45.1 million in cash and cash equivalents as of September 30, 2020 and $5.2 million of mortgage-related debt. In addition, while we did not utilize the Paycheck Protection Program loan provision of the CARES Act, we are pursuing other relief options available to us, such as deferring social security tax payments, payroll tax credits, and utilizing certain changes in tax loss carryback rules to receive refunds for prior tax years. We are reviewing and implementing actions to reduce cash outlays and expenses.  As a result of these efforts and our strong balance sheet, we believe we have enough cash to sustain us for at least the next twelve months. However, if the recovery takes longer than expected, we believe we have the ability to make additional adjustments as needed.

Solar and Automation Divestitures

On April 3, 2019, we announced that the Board determined that it was in the long-term best interest of the Company to exit the Solar business segment and to focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas. The divestiture included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.

The Board made its decision after analyzing our past performance, current market conditions and the strategic outlook for our Solar segment, which operated in a highly competitive market among lower cost manufacturers, particularly in China. Historical fluctuations in the solar cell industry combined with downward pricing pressure had negatively affected the Company’s results of operations in recent years. This pricing pressure had contributed to the losses incurred by our Solar segment and overshadowed the revenue growth and profitability of our semiconductor and silicon carbide/polishing segments. As previously disclosed in our periodic reports, we had been pursuing strategic alternatives for the continued operations of the Solar segment. After further assessment, however (including input from management of the Solar segment and our professional advisors), the Board determined that the investment required to return our Solar business to profitability would be better utilized to pursue strategic opportunities in the Semiconductor and SiC/LED segments.

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

Effective January 22, 2020 (“Tempress Sale Date”), we completed the sale of Tempress for nominal consideration to a third party located in the Netherlands. In connection with this sale transaction, we provided an unsecured term loan to Tempress in the principal sum of $2.25 million, to be used to fund Tempress’ working capital requirements and to facilitate the restructuring of Tempress’ operations.  We forgave $0.5 million of the loan in accordance with the terms of the loan agreement.  The balance of the loan was paid in full during fiscal 2020.  We recorded a pre-tax loss on sale of approximately $10.9 million, of which approximately $7.2 million was the recognition of previously recorded accumulated foreign currency translation losses.  The total pre-tax loss did not have a material effect on our cash balances at our continuing operations.  We also recognized a significant tax benefit relating to this loss, which can be carried over to future years. Effective on the Tempress Sale Date, Tempress is no longer included in our consolidated financial statements.

The portion of our Solar segment not included in discontinued operations is our previously reported Automation division, R2D. R2D had historically sold automation products to both solar and semiconductor customers. On December 13, 2019 (“R2D Sale Date”), we finalized the sale of R2D to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Consolidated Statements of Operations for year ended September 30, 2020.  Effective on the R2D Sale Date, R2D is no longer included in our consolidated financial statements.

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

Industry Fluctuations

Our quarterly and annual operating results have been and will continue to be impacted by the timing of large system orders.  Further, the semiconductor equipment industry is highly cyclical, and the conditions of this industry remain volatile.  Therefore, our order flow fluctuates quarter to quarter.  For additional information regarding the risks related to our business and industry, please refer to Item 1A. Risk Factors within this Form 10-K.

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2020, 2019 and 2018 relate to the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Smaller Reporting Company

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations for this Item, and, therefore, are providing a two-year comparison rather than a three-year comparison.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2020	2019
Net revenue	100%	100%
Cost of sales	63%	61%
Gross margin	37%	39%
Selling, general and administrative	33%	28%
Research, development and engineering	5%	4%
Restructuring charges	0%	1%
Operating (loss) income	(1%)	6%
Loss on sale of subsidiary	(4%)	—%
Interest income and other, net	—%	1%
(Loss) income from continuing operations before income taxes	(5%)	7%
Income tax provision	1%	3%
(Loss) income from continuing operations, net of tax	(6%)	4%
Loss from discontinued operations, net of tax	(18)%	(10)%
Net loss	(24)%	(6%)

Fiscal 2020 compared to Fiscal 2019

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

Our net revenue by operating segment for the years ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Years Ended September 30,		Increase
Segment	2020	2019	(Decrease)	% Change
Semiconductor	$54,516	$66,455	$(11,939)	(18)%
SiC/LED	10,304	13,682	(3,378)	(25)%
Non-segment related	643	4,898	(4,255)	(87)%
Total net revenue	$65,463	$85,035	$(19,572)	(23)%

Net revenue for the years ended September 30, 2020 and 2019 were $65.5 million and $85.0 million, respectively, a decrease of $19.6 million or 23%. Revenue from the Semiconductor segment decreased $11.9 million, or 18%.  Our semiconductor and SiC/LED revenues are dependent on our customers’ expansions, and our results have been negatively impacted by the uncertainty in the global economy due primarily to the impact of the COVID-19 virus, as well as lingering trade tensions between the U.S. and China. We believe the impact from the COVID-19 virus in both our China and U.S. operations are temporary trends, as we experienced a return to near-capacity in our China factory during the third fiscal quarter of 2020. However, we also believe that we will continue to experience some level of volatility in our bookings and shipments as various states and countries experience resurgences of the virus. Despite the uncertainty caused by the COVID-19 virus, we believe there remains significant potential in the SiC industry and long-term growth in power semiconductor. Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Backlog and Orders

For comparison purposes, we have removed the Automation segment, which was sold effective December 13, 2019, from the tables below.

Our backlog, including deferred revenue, as of September 30, 2020 and 2019 were as follows (dollars in thousands):

Segment	September 30, 2020	September 30, 2019	Increase (Decrease)	% Change
Semiconductor	$12,842	$14,902	$(2,060)	(14)%
SiC/LED	1,063	966	97	10%
Total backlog	$13,905	$15,868	$(1,963)	(12)%

New orders booked in the years ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Years Ended September 30,		Increase
Segment	2020	2019	(Decrease)	% Change
Semiconductor	$52,448	$60,625	$(8,177)	(13)%
SiC/LED	10,400	11,973	(1,573)	(13)%
Total new orders	$62,848	$72,598	$(9,750)	(13)%

At the end of 2020, two customers individually accounted for 20% and 11% of our total backlog. Four customers accounted for 50% of our backlog as of September 30, 2020. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue.  Our gross profit and gross margin by operating segment for the years ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Years Ended September 30,
Segment	2020	Gross Margin	2019	Gross Margin	Incr (Decr)	% Change
Semiconductor	$21,199	39%	$27,365	41%	$(6,166)	(23)%
SiC/LED	3,233	31%	5,338	39%	(2,105)	(39)%
Non-segment related	9	1%	654	13%	(645)	(99)%
Total gross profit	$24,441	37%	$33,357	39%	$(8,916)	(27)%

Gross profit for the years ended September 30, 2020 and 2019 was $24.4 million and $33.4 million, respectively, representing a decrease of $8.9 million or 27%. Gross margin for 2020 and 2019 was 37% and 39%, respectively. Gross margin for the Semiconductor segment decreased to 39% in 2020, compared to 41% in 2019, due primarily to product mix, with 2019 bringing in an increased mix of higher margin parts and upgrades. In the SiC/LED segment, gross margin decreased to 31% in 2020, compared to 39% in 2019 primarily due to additional overhead costs related to the move to a new facility and increased inventory reserve costs.

Selling, General and Administrative Expenses

SG&A expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

Total SG&A expenses for the years ended September 30, 2020 and 2019 were $21.4 million and $24.3 million, respectively.  In 2020, SG&A decreased by $2.9 million compared to the prior year due primarily to payroll tax credits that were part of the CARES Act, no longer having R2D SG&A included for the full year in our results, and lower travel due to the COVID-19 pandemic. SG&A expense includes $0.3 million and $0.6 million of stock-based compensation expense for 2020 and 2019, respectively.

Research, Development and Engineering

RD&E expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials and supplies used in producing prototypes.  We receive reimbursements through governmental research and development grants which are netted against these expenses when certain conditions have been met.

RD&E expense, net of grants earned, for the years ended September 30, 2020 and 2019 were $3.3 million and $3.1 million, respectively, an increase of $0.2 million. This increase is due to increased spending in fiscal 2020 related to the development of new products at our SiC/LED segment and product improvement projects at our Semiconductor segment.

Restructuring Charges

We recorded restructuring charges of $0.2 million in 2020.  These one-time charges were the result of staff reductions at our Massachusetts operations as we evaluated staffing across our Semiconductor operations.  We recorded restructuring charges of $1.1 million in 2019 related to the departure of our former Chief Executive Officer and the consolidation of our satellite offices in Asia.

Income Taxes

Our effective tax rate at our continuing operations was (25.4)% and 45.6% in fiscal 2020 and 2019, respectively.  The effective tax rate is the ratio of total income tax expense to pre-tax income.  The effective tax rates for 2020 and 2019 were lower and higher than the U.S. statutory rate, respectively, due primarily to higher taxes on income in foreign jurisdictions as well as state income taxes in 2020 and 2019.

In 2020 and 2019, we recorded income tax expense at our continuing operations of $0.8 million and $2.6 million, respectively.  In 2020 and 2019, we recorded income tax benefit of $47,000 and $1.2 million, respectively, in our discontinued operations. The tax benefit in the prior year is due to the tax treatment relating to the sale of SoLayTec. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

Generally accepted accounting principles require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. We have concluded that we will maintain a full valuation allowance for all net deferred tax assets related to the carryforwards of U.S. net operating losses and foreign tax credits. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Liquidity and Capital Allocation

We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations through our industry cycles, under both normal and stressed conditions. We manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles. We operate in the semiconductor capital equipment industry, which is cyclical, and we must ensure we have sufficient liquidity during the down cycles and varying macroeconomic conditions. Our liquidity plans are established within the context of our financial and strategic planning processes and consider the liquidity necessary to fund our operating commitments, which include purchase obligations for inventory and equipment, payroll and general expenses. We also take into consideration our capital allocation and growth objectives, including investing in research and development, capital expenditures (including capacity assessments and IT systems) and debt payments.

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

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Fiscal Years Ended September 30,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(1,664)	$173	$(13,768)
Net cash (used in) provided by investing activities	$(12,616)	$(1,826)	$4,351
Net cash used in financing activities	$(1,502)	$(157)	$(2,476)
Effect of exchange rate changes on cash	$1,718	$(1,552)	$(1,372)
Net decrease in cash, cash equivalents and restricted cash	$(14,064)	$(3,362)	$(13,265)
Cash, cash equivalents and restricted cash, beginning of year*	$59,134	$62,496	$75,761
Cash, cash equivalents and restricted cash, end of year*	$45,070	$59,134	$62,496

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Consolidated Balance Sheets for periods prior to January 22, 2020.

As of September 30, 2020 and 2019, cash and cash equivalents at our continuing operations were $45.1 million and $53.0 million, respectively. We had $0.1 million of restricted cash as of September 30, 2019.  We had no restricted cash as of September 30, 2020. Our working capital was $69.1 million as of September 30, 2020 and $77.6 million as of September 30, 2019. Our ratio of current assets to current liabilities was 10.2:1 as of September 30, 2020, and 3.5:1 as of September 30, 2019. Excluding our held-for-sale assets and liabilities, our ratio of current assets to current liabilities was 7.1:1 as of September 30, 2019.

The $14.1 million decrease in consolidated cash during 2020 was primarily due to a $9.9 million decrease as a result of the sales of R2D and Tempress, $2.7 million used for capital expenditures and $2.0 million used for stock repurchases.  We maintain cash accounts denominated in currencies other than our reporting currency, which expose us to foreign exchange rate fluctuations.

Cash Flows from Operating Activities

Cash used in operating activities was $1.7 million in 2020 compared to cash provided by operating activities of $0.2 million in 2019 and cash used in operations of $13.8 million in fiscal year 2018. During 2020, cash was used in operations primarily as a result of changes in operating assets and liabilities. During 2020, we increased our inventory balances to mitigate risks in our supply chain resulting from the COVID-19 pandemic, as well as in preparation for a large shipment expected in the first quarter of fiscal year 2021.  During 2019, cash was primarily generated through net income adjusted for non-cash items of $0.1 million. During 2018, cash was primarily generated through net income adjusted for non-cash items of $12.8 million and increases in current liabilities, such as customer deposits for our solar customers and accounts payable. These increases were partially offset by a decrease in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $12.6 million in 2020, primarily related to divestiture of our solar business and capital expenditures for our new SiC/LED building in Pennsylvania.  Cash used in investing activities was $1.8 million in 2019, primarily related to the sale of SoLayTec.  Cash provided by investing activities was $4.4 million in 2018, primarily related to the sale of our ownership interest in Kingstone Hong Kong of $5.7 million.  Investing activities in 2020, 2019 and 2018 included capital expenditures of $2.7 million, $0.7 million and $1.5 million, respectively.

Cash Flows from Financing Activities

In 2020, cash used in financing activities was $1.5 million, primarily consisting of $0.9 million of proceeds received from the exercise of stock options, which was fully offset by $2.0 million used for stock repurchases and payments on long-term debt of $0.4 million.  In 2019, cash used in financing activities was $0.2 million, primarily consisting of $0.2 million in proceeds from the exercise of stock options offset by payments on long-term debt of $0.4 million.  In 2018, cash used in financing activities was $2.5 million, primarily consisting of $4.0 million used for stock repurchases, partially offset by $1.9 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2020, in thousands:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$5,178	$380	$4,798	$—	$—
Lease obligations:
Buildings	8,478	309	618	607	6,944
Office equipment	46	17	24	5	—
Vehicles	16	11	5	—	—
Total operating lease obligations	8,540	337	647	612	6,944
Purchase obligations	4,619	4,619	—	—	—
Total	$18,337	$5,336	$5,445	$612	$6,944

Acquisitions

Our business strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations.  The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the foregoing.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation and inventory purchase commitments, accounts receivable collectability, income taxes and impairment of long-lived assets. We base our estimates and judgments on historical experience, expectations regarding the future and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our equipment sales consist of multiple performance obligations, including the system itself and obligations that are not delivered simultaneously with the system, such as installation services and training. Customers who purchase new systems are provided an assurance-type warranty, generally for periods of 12 to 24 months.  In accordance with ASC 606, assurance-type warranties are not considered a performance obligation.

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

For installation services, revenue is recognized at a point in time, when the equipment is shipped or delivered, depending on contractual terms. The nature of the installation services requires minimal effort and are perfunctory in nature. Therefore, equipment and any related installation are treated as one performance obligation.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance.  If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made.  Likewise, if we later determine that it is more likely than not that all or part of the net deferred tax assets would be realized, then all or part of the previously provided valuation allowance would be reversed.

Inventory Valuation and Inventory Purchase Commitments. We value our inventory at the lower of cost or net realizable value. Costs for over 90% of inventory at our continuing operations as of September 30, 2020 and 2019 are determined on a FIFO basis, with the remainder determined on an average cost basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of:

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2020 expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective October 1, 2019, under the retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of:

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Opinion on Internal Control over Financial Reporting

We have audited Amtech Systems, Inc. and Subsidiaries’ (“Company”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2020 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated November 19, 2020 expressed an unqualified opinion that included an explanatory paragraph regarding the Company’s change in method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective October 1, 2019.

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

November 19, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

Assets	September 30, 2020	September 30, 2019
Current Assets
Cash and cash equivalents	$45,070	$52,982
Restricted cash	—	101
Accounts receivable (less allowance for doubtful accounts of $159 and $172 at September 30, 2020 and September 30, 2019, respectively)	11,243	12,873
Inventory	17,277	17,532
Contract assets	—	36
Income taxes receivable	1,362	—
Held-for-sale assets	—	22,755
Other current assets	1,617	1,991
Total current assets	76,569	108,270
Property, Plant and Equipment - Net	11,995	10,217
Right-of-Use Assets - Net	5,124	—
Intangible Assets - Net	609	870
Goodwill - Net	6,633	6,633
Deferred Income Taxes - Net	566	—
Other Assets	602	487
Total Assets	$102,098	$126,477
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,676	$4,371
Accrued compensation and related taxes	2,066	2,717
Accrued warranty expense	380	556
Other accrued liabilities	751	1,274
Current maturities of long-term debt	380	371
Contract liabilities	1,224	1,378
Income taxes payable	—	1,434
Held-for-sale liabilities	—	18,547
Total current liabilities	7,477	30,648
Long-Term Debt	4,798	5,178
Long-Term Lease Liability	5,064	—
Income Taxes Payable	3,240	3,199
Total Liabilities	20,579	39,025
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,063,172 and 14,268,797 at September 30, 2020 and September 30, 2019, respectively	141	143
Additional paid-in capital	124,435	125,098
Accumulated other comprehensive loss	(646)	(11,233)
Retained deficit	(42,411)	(26,556)
Total Shareholders’ Equity	81,519	87,452
Total Liabilities and Shareholders’ Equity	$102,098	$126,477

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended September 30,
	2020	2019	2018
Revenue, net of returns and allowances	$65,463	$85,035	$100,053
Cost of sales	41,022	51,678	63,135
Gross profit	24,441	33,357	36,918
Selling, general and administrative	21,397	24,263	25,743
Research, development and engineering	3,312	3,068	2,856
Impairment charges	—	—	2,247
Restructuring charges	217	1,110	—
Operating (loss) income	(485)	4,916	6,072
Loss on sale of subsidiary	(2,793)	—	—
Gain on sale of other assets	—	—	2,883
Income from equity method investment	—	—	234
Interest income and other, net	162	852	738
(Loss) income from continuing operations before income taxes	(3,116)	5,768	9,927
Income tax provision	791	2,633	3,296
(Loss) income from continuing operations, net of tax	(3,907)	3,135	6,631
Loss from discontinued operations, net of tax	(11,816)	(8,297)	(1,326)
Net (loss) income	$(15,723)	$(5,162)	$5,305
(Loss) Income Per Basic Share:
Basic (loss) income per share from continuing operations	$(0.28)	$0.22	$0.45
Basic loss per share from discontinued operations	$(0.83)	$(0.58)	$(0.09)
Net (loss) income per basic share	$(1.11)	$(0.36)	$0.36
(Loss) Income Per Diluted Share:
Diluted (loss) income per share from continuing operations	$(0.28)	$0.22	$0.44
Diluted loss per share from discontinued operations	$(0.83)	$(0.58)	$(0.09)
Net (loss) income per diluted share	$(1.11)	$(0.36)	$0.35

Weighted average shares outstanding - basic	14,159	14,240	14,833
Weighted average shares outstanding - diluted	14,159	14,275	15,065

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Net (loss) income	$(15,723)	$(5,162)	$5,305
Foreign currency translation adjustment	1,790	(1,746)	(1,445)
Reclassification adjustment for net foreign currency translation losses included in net (loss) income	8,797	487	—
Comprehensive (loss) income	$(5,136)	$(6,421)	$3,860

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Treasury Stock			Accumulated
					Additional	Other		Total
		Par			Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Value	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances at September 30, 2017	14,711	$147	—	$—	$125,564	$(8,529)	$(26,699)	$90,483
Net income	—	—	—	—	—	—	5,305	5,305
Translation adjustment	—	—	—	—	—	(1,445)	—	(1,445)
Repurchase of treasury stock	—	—	(771)	(4,000)	—	—	—	(4,000)
Retirement of treasury stock	(771)	(8)	771	4,000	(3,992)	—	—	—
Stock compensation expense	—	—	—	—	855	—	—	855
Stock options exercised	277	3	—	—	1,889	—	—	1,892
Balances at September 30, 2018	14,217	$142	—	$—	$124,316	$(9,974)	$(21,394)	$93,090
Net loss	—	—	—	—	—	—	(5,162)	(5,162)
Translation adjustment	—	—	—	—	—	(1,259)	—	(1,259)
Stock compensation expense	—	—	—	—	573	—	—	573
Stock options exercised	52	1	—	—	209	—	—	210
Balances at September 30, 2019	14,269	$143	—	$—	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	—	—	(15,723)	(15,723)
Translation adjustment	—	—	—	—	—	10,587	—	10,587
Stock compensation expense	—	—	—	—	326	—	—	326
Repurchase of treasury stock	—	—	(366)	(2,000)	—	—	—	(2,000)
Retirement of treasury stock	(366)	(4)	366	2,000	(1,864)	—	(132)	—
Stock options exercised	160	2	—	—	875	—	—	877
Balances at September 30, 2020	14,063	$141	—	$—	$124,435	$(646)	$(42,411)	$81,519

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Operating Activities
Net (loss) income	$(15,723)	$(5,162)	$5,305
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,258	1,690	1,854
Non-cash impairment charges	—	—	7,006
Write-down of inventory	733	3,193	542
Provision for allowance for doubtful accounts	24	1,074	45
Deferred income taxes	218	220	209
Non-cash share based compensation expense	326	573	855
Loss (gain) on sales of subsidiaries	13,709	(1,614)	—
Gain on sale of other assets	—	—	(2,883)
Other, net	55	95	(183)
Changes in operating assets and liabilities:
Accounts receivable	1,359	299	3,274
Inventory	(913)	(435)	3,965
Contract and other assets	324	12,847	10,649
Accounts payable	(3,620)	(1,787)	(10,164)
Accrued income taxes	(2,701)	(3,011)	(1,749)
Accrued and other liabilities	4,658	(6,876)	1,960
Contract liabilities	(1,371)	(933)	(34,453)
Net cash (used in) provided by operating activities	(1,664)	173	(13,768)
Investing Activities
Purchases of property, plant and equipment	(2,676)	(714)	(1,495)
Proceeds from sale of property, plant and equipment	—	—	114
Net cash disposed of in sales of subsidiaries	(9,940)	(1,112)	—
Proceeds from sale of other assets	—	—	5,732
Net cash (used in) provided by investing activities	(12,616)	(1,826)	4,351
Financing Activities
Proceeds from the exercise of stock options	877	210	1,892
Repurchase of common stock	(2,000)	—	(4,000)
Payments on long-term debt	(379)	(376)	(368)
Borrowings on long-term debt	—	9	—
Net cash used in financing activities	(1,502)	(157)	(2,476)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1,718	(1,552)	(1,372)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14,064)	(3,362)	(13,265)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year*	59,134	62,496	75,761
Cash, Cash Equivalents and Restricted Cash, End of Year*	$45,070	$59,134	$62,496
Supplemental Cash Flow Information:
Income tax (payments) refunds, net	$(2,116)	$993	$(980)
Interest paid, net of capitalized interest	265	262	304
Supplemental Non-cash Financing and Investing Activities:
Transfer of inventory to property, plant, and equipment	$37	$—	$902
Leased assets obtained in exchange for new operating lease liabilities	$5,262	$—	$—

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2020, 2019 and 2018

1.  Summary of Operations and Significant Accounting Policies

Description of Business – Amtech is a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing, and related consumables used in fabricating semiconductor devices, such as silicon carbide (SiC) and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes (LEDs). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we classified substantially all of the Solar segment as held for sale in our Consolidated Balance Sheets and reported its results as discontinued operations in our Consolidated Statements of Operations. These divestitures were completed in the second quarter of fiscal 2020. For additional information on the divestiture, see Note 2. For additional information on our segments, see Note 18.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2020, 2019 and 2018 relate to the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

The COVID-19 world-wide pandemic and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to continue to have, an impact on various aspects of our business. While we and many of our semiconductor customers continue to operate as essential businesses, in accordance with the government regulations in place at each of our facilities, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with any level of certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the United States and abroad will be on our future financial operating results.

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

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Results for all periods presented in this report have been reclassified for changes to our reportable segments (Note 18). These reclassifications had no effect on the previously reported Consolidated Financial Statements for any period.

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

We maintain our cash, cash equivalents and restricted cash in multiple financial institutions. Balances in the United States, which account for approximately 89% and 79% of total cash balances at our continuing operations as of September 30, 2020 and 2019, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the FDIC. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

Inventory – We value our inventory at the lower of cost or net realizable value. Costs for over 90% of inventory at our continuing operations as of September 30, 2020 and 2019 are determined on a FIFO basis, with the remainder determined on an average cost basis. We regularly review inventory quantities and record a write-down to net realizable value for excess and obsolete inventory. The write-down is primarily based on historical inventory usage adjusted for expected changes in product demand and production requirements. Our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments and rapid product obsolescence. Changes in demand for our products and product mix could result in further write-downs.

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

Property, Plant and Equipment – Property plant, and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation and amortization are removed from the applicable accounts when disposition occurs and any gain or loss is recognized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset. Useful lives for equipment and machinery range from three to seven years; for leasehold improvements from three to fifteen years; for furniture and fixtures from five to ten years; and for buildings from 20 to 30 years.

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

In 2018, we recorded a charge for impairment of intangible assets in our former Solar segment.  See Note 9 for a description of the facts and circumstances leading to the intangible asset impairment charge.

Goodwill - Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired.  Goodwill is not subject to amortization but is tested for impairment when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, typically at the end of the fiscal year, or more frequently if circumstances dictate. If it is concluded that there is a potential impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit).  Impairment tests include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

In 2018, we recorded a charge for impairment of goodwill in our former Solar segment.  See Note 10 for a description of the facts and circumstances leading to the goodwill impairment charge.

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

Our equipment sales consist of multiple performance obligations, including the system itself and obligations that are not delivered simultaneously with the system, such as installation services and training. Customers who purchase new systems are provided an assurance-type warranty, generally for periods of 12 to 36 months.  In accordance with ASC 606, assurance-type warranties are not considered a performance obligation.

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

The Company has determined that most contracts will be completed in less than one year.  The Company will not adjust promised consideration for the effects of a significant financing component if the Company expects at contract inception the period between when the Company transfers the promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those transactions that are expected to be completed after one year, the Company has assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing.

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

For installation services, revenue is recognized at a point in time, when the equipment is shipped or delivered, depending on contractual terms. The nature of the installation services requires minimal effort and are perfunctory in nature. Therefore, equipment and any related installation are treated as one performance obligation.

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

In substantially all of our business transactions, we incur incremental costs to obtain contracts with customers, in the form of sales commissions. We maintain a commission program which rewards our sales representatives for system sales and our employees for system sales and other individual goals. Under ASC 606, an asset shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. However, ASC 606 provides a practical expedient to allow for the recognition of commission expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Based on the nature of the Company’s contracts with customers, we expense all commissions as incurred based upon the expectation that the amortization period would be one year or less.

The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

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

Contract Assets – Contract assets consist of amounts the Company is not legally able to invoice but has completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., the Company has recognized revenue in an amount greater than the amount that is billable under the contract). Contract assets are reflected in other current assets on the Consolidated Balance Sheets.

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

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized, generally upon shipment or acceptance, as determined under the revenue recognition policy above. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2020, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense at our continuing operations (in thousands):

	Years Ended September 30,
	2020	2019	2018
Beginning balance	$556	$644	$710
Additions for warranties issued during the period	393	785	966
Reductions in the liability for payments made under the warranty	(433)	(693)	(782)
Changes related to pre-existing warranties	(121)	(179)	(250)
Currency translation adjustment	(15)	(1)	—
Ending balance	$380	$556	$644

Shipping Expense – Shipping expenses at our continuing operations of $0.5 million in 2020 and $0.7 million in each of the years 2019 and 2018 are included in selling, general and administrative expenses.

Advertising Expense – Advertising costs are expensed as incurred.  Advertising expenses at our continuing operations of $0.3 million, $0.4 million and $0.5 million for 2020, 2019 and 2018, respectively, are included in selling, general and administrative expenses.

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

	Years Ended September 30,
	2020	2019	2018
Research, development and engineering	$3,689	$3,112	$2,868
Grants earned	(377)	(44)	(12)
Net research, development and engineering	$3,312	$3,068	$2,856

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

Income Taxes – We file consolidated federal income tax returns in the United States for all subsidiaries except those in China and the United Kingdom, where separate returns are filed.  We compute deferred income tax assets and liabilities based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax laws.  We also accrue a liability for uncertain tax positions when it is more likely than not that such tax will be incurred.

Deferred tax assets reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management and based on the weight of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Each quarter, the valuation allowance is re-evaluated. In 2020, we reversed a portion of the valuation allowance related to foreign deferred tax assets which we have determined will be utilized against net operating income in future years. In 2019 and 2018, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we had determined would be utilized against net operating income in the respective years. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full or partial valuation allowances on net deferred tax assets are appropriate

Concentrations of Credit Risk – Our customers consist of semiconductor manufacturers worldwide, as well as the lapping and polishing marketplace. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and country of domicile.

As of September 30, 2020, two Semiconductor customers individually represented 11% and 10% of accounts receivable.  As of September 30, 2019, one Semiconductor customer individually represented 15% of accounts receivable.

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

Recently Issued Accounting Pronouncements

Effective October 1, 2019, we adopted the FASB ASU No. 2016-02—Leases (Topic 842), using the retrospective cumulative effect adjustment transition method. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  In addition, we made an accounting policy election not to separate non-lease components from lease components for all existing classes of underlying assets with the exception of land and buildings.  We also made an accounting policy election to not record right of use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on our Consolidated Balance Sheet.

Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $195,000 and $163,000, respectively, as of October 1, 2019. The standard did not materially impact our consolidated results from operations and had no impact on our cash flows upon adoption.  However, during the third quarter of fiscal 2020, we recorded an additional $5.0 million of ROU assets and lease liabilities upon the commencement of our new SiC/LED building lease. Refer to Note 5 for further information regarding Topic 842.

2.  Assets Held for Sale, Discontinued Operations and Disposals

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

The divestiture of our solar business included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment. We adopted a plan to sell our Solar operations on or before March 31, 2020.  As such, we classified substantially all of the Solar segment as held for sale in our Consolidated Balance Sheets and reported its results as discontinued operations in our Consolidated Statements of Operations.

On June 7, 2019 (“SoLayTec Sale Date”), we completed the sale of SoLayTec to a third party located in the Netherlands.  Upon the SoLayTec Sale Date, we recognized a gain of approximately $1.6 million, which we included in loss from discontinued operations reported in our Consolidated Statements of Operations for the year ended September 30, 2019.  We recognized a tax benefit relating to this sale, which can be carried over to future years.  Effective on the SoLayTec Sale Date, SoLayTec is no longer included in our consolidated financial statements.

Effective January 22, 2020 (“Tempress Sale Date”), we completed the sale of Tempress for nominal consideration to a third party located in the Netherlands. In connection with this sale transaction, we provided an unsecured term loan to Tempress in the principal sum of $2.25 million, to be used to fund Tempress’ working capital requirements and to facilitate the restructuring of Tempress’ operations.  We forgave $0.5 million of the loan in accordance with the terms of the loan agreement.  The balance of the loan was paid in full during fiscal 2020.  We recorded a pre-tax loss on sale of approximately $10.9 million, of which approximately $7.2 million was the recognition of previously recorded accumulated foreign currency translation losses.  The total pre-tax loss did not have a material effect on our cash balances at our continuing operations.  We also recognized a significant tax benefit relating to this loss, which can be carried over to future years. Effective on the Tempress Sale Date, Tempress is no longer included in our consolidated financial statements.

Operating results of our discontinued solar operations were as follows, in thousands:

	Years Ended September 30,
	2020	2019	2018
Revenues, net of returns and allowances	$7,442	$25,139	$76,395
Cost of sales	5,969	23,669	58,156
Gross profit	1,473	1,470	18,239
Selling, general and administrative	1,814	8,857	11,792
Research, development and engineering	540	3,039	4,944
Restructuring charges	37	567	897
Impairment charges	—	—	4,759
Operating loss	(918)	(10,993)	(4,153)
(Loss) gain on sale of subsidiary	(10,916)	1,614	—
Interest expense and other, net	(29)	(121)	(249)
Loss from discontinued operations before income taxes	(11,863)	(9,500)	(4,402)
Income benefit	(47)	(1,203)	(3,076)
Net loss	$(11,816)	$(8,297)	$(1,326)

The following table presents a summary of the solar assets and liabilities held for sale included in our Consolidated Balance Sheets, in thousands:

September 30, 2019
Assets
Total current assets	$17,591
Property, plant and equipment - net	5,164
Total assets included in the disposal group	22,755
Total current liabilities	18,272
Long-term debt	275
Total liabilities included in the disposal group	18,547
Net assets included in the disposal group	$4,208

Amtech’s Consolidated Statement of Cash flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.  The following table summarizes selected cash flow information for discontinued operations, in thousands:

	Years Ended September 30,
	2020	2019	2018
Loss from discontinued operations, net of tax	$(11,816)	$(8,297)	$(1,326)
Non-cash impairment charges	$—	$—	$4,759
Depreciation and amortization	$180	$562	$801
(Reversal of) provision for allowance for doubtful accounts, net	$(62)	$874	$(56)
(Loss) gain on sale of subsidiary	$(10,916)	$1,614	$—
Purchases of property, plant and equipment	$1	$131	$1,403

Other Disposals

R2D – On December 13, 2019 (“R2D Sale Date”), we finalized the sale of R2D to certain members of R2D’s management team.  Upon the sale, we recognized a loss of approximately $2.8 million, which we reported as loss on sale of subsidiary in our Consolidated Statements of Operations for the year ended September 30, 2020.  Effective on the R2D Sale Date, R2D is no longer included in our consolidated financial statements. R2D does not meet the discontinued operations or held-for-sale criteria.

Kingstone – On September 16, 2015, we reduced our ownership to 15% in Kingstone Hong Kong. Our investment in Kingstone Hong Kong was accounted for using the equity method for periods subsequent to the deconsolidation due to our ability to exert significant influence over the financial and operating policies of Kingstone Hong Kong, primarily through our representation on the board of directors. The resulting equity method investment was initially recorded at fair value at $2.7 million using the value the third-party purchaser placed on their investment in Kingstone Shanghai. The carrying value of the equity method investment in Kingstone Hong Kong was $2.6 million as of September 30, 2017.

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

For the years 2020, 2019 and 2018, options for 642,000, 978,000 and 434,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive.  These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Years Ended September 30,
	2020	2019	2018
Numerator:
Net (loss) income from continuing operations	$(3,907)	$3,135	$6,631
Net loss from discontinued operations	$(11,816)	$(8,297)	$(1,326)
Net (loss) income	$(15,723)	$(5,162)	$5,305
Denominator:
Weighted-average shares used to compute basic EPS	14,159	14,240	14,833
Common stock equivalents (1)	—	35	232
Weighted-average shares used to compute diluted EPS	14,159	14,275	15,065
Basic (loss) income per share from continuing operations	$(0.28)	$0.22	$0.45
Basic loss per share from discontinued operations	$(0.83)	$(0.58)	$(0.09)
Net (loss) income per basic share	$(1.11)	$(0.36)	$0.36
Diluted (loss) income per share from continuing operations	$(0.28)	$0.22	$0.44
Diluted loss per share from discontinued operations	$(0.83)	$(0.58)	$(0.09)
Net (loss) income per diluted share	$(1.11)	$(0.36)	$0.35

(1)	The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

4. Contracts with Customers

The components of contract assets, which are included in other current assets in our Consolidated Balance Sheets, are as follows, in thousands:

	September 30, 2020	September 30, 2019
Unbilled accounts receivable	$—	$36
Contract assets	$—	$36

The components of contract liabilities are as follows, in thousands:

	September 30, 2020	September 30, 2019
Customer deposits	$1,224	$1,378
Contract liabilities	$1,224	$1,378

5.  Leases

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

Significant Accounting Policy

We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in right-of-use assets in our Consolidated Balance Sheet.  Balances related to financing leases are immaterial and are included in property and equipment, other current liabilities, and long-term lease liability in our Consolidated Balance Sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of September 30, 2020 and October 1, 2019, in thousands:

	September 30, 2020	October 1, 2019
Assets
Operating lease assets	$5,124	$146
Finance lease assets	26	49
Total lease assets	$5,150	$195
Liabilities
Current
Operating lease liabilities	$113	$99
Finance lease liabilities	11	22
Non-current
Operating lease liabilities	5,048	15
Finance lease liabilities	16	27
Total lease liabilities	$5,188	$163

The following table provides information about the financial statement classification of our lease expenses reported in the Consolidated Statements of Operations for the year ended September 30, 2020, in thousands:

Lease cost	Classification	Year Ended September 30, 2020
Operating lease cost	Cost of sales	$208
Operating lease cost	Selling, general and administrative expenses	84
Finance lease cost	Cost of sales	16
Finance lease cost	Selling, general and administrative expenses	8
Short-term lease cost	Cost of sales	164
Total lease cost		$480

Future minimum lease payments under non-cancelable leases as of September 30, 2020 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
2021	$325	$12	$337
2022	318	8	326
2023	314	7	321
2024	312	2	314
2025	298	—	298
Thereafter	6,944	—	6,944
Total lease payments	8,511	29	8,540
Less: Interest	3,350	2	3,352
Present value of lease liabilities	$5,161	$27	$5,188

Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2020:

September 30, 2020
Weighted average remaining lease term
Operating leases	23.49 years
Finance leases	2.79 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

6.  Restructuring Plans

During 2019, the Company and its former Chief Executive Officer and President, Fokko Pentinga, agreed on a transition of leadership, pursuant to which Mr. Pentinga stepped down as the Chief Executive Officer, President and a director of the Company effective December 6, 2018 (the “Effective Date”). In connection with his departure, Mr. Pentinga and the Company entered into a Separation Agreement and General Release of all Claims, dated November 28, 2018 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Pentinga received the following benefits:

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

The table below details the restructuring activity for the years ended September 30, 2020 and 2019.  The activity during 2019 is primarily related to the departure of our former CEO as well as additional headcount reductions as we consolidated satellite offices in our Semiconductor segment.  The activity during 2020 is the result of staff reductions at our Massachusetts operations as we evaluated staffing across our Semiconductor operations.  The outstanding obligations as of September 30, 2020 and September 30, 2019, are as follows, in thousands:

	Years Ended September 30,
	2020	2019
Balance at beginning of the year	$40	$—
Severance expense, net of adjustments	217	1,110
Cash payments	(155)	(1,070)
Balance at the end of the year	$102	$40

7. Inventory

The components of inventory are as follows (in thousands):

	September 30, 2020	September 30, 2019
Purchased parts and raw materials	$14,530	$15,192
Work-in-process	3,074	4,215
Finished goods	3,942	3,183
	21,546	22,590
Excess and obsolete reserves	(4,269)	(5,058)
	$17,277	$17,532

8. Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2020	September 30, 2019
Land	$3,240	$3,240
Buildings	5,396	5,396
Building and leasehold improvements	2,900	2,930
Equipment and machinery	6,231	5,488
Furniture and fixtures	1,344	1,312
	19,111	18,366
Accumulated depreciation and amortization	(7,116)	(8,149)
	$11,995	$10,217

Depreciation was $0.8 million, $0.9 million and $1.1 million in 2020, 2019 and 2018, respectively.

9.  Intangible Assets

Intangible assets consist of the following (in thousands):

		September 30, 2020			September 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	6 years	$1,219	$(1,151)	$68	$1,219	$(948)	$271
Trade names	15 years	869	(328)	541	869	(270)	599
		$2,088	$(1,479)	$609	$2,088	$(1,218)	$870

In 2018, we conducted our periodic assessment of long-lived assets and identified the need for an intangible asset impairment charge in our Solar segment of $1.3 million due primarily to the decline in our expected performance of that segment.  All remaining intangible assets are included in our Semiconductor segment.  During 2020, we periodically assessed whether any indicators of impairment existed related to our intangible assets.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of intangible assets below their carrying value.

Amortization expense related to intangible assets at our continuing operations was $0.3 million, $0.3 million and $(20,000) in 2020, 2019 and 2018, respectively.  The credit in 2018 was due to a one-time correction of previously recorded amortization expense.  Future amortization expense for the remaining unamortized balance as of September 30, 2020, is estimated as follows:

Years Ending September 30,	Amortization Expense
2021	$126
2022	58
2023	58
2024	58
2025	58
Thereafter	251
Total	$609

10.  Goodwill

The changes in the carrying amount of goodwill for the year ended September 30, 2020 are as follows (in thousands):

	Semiconductor	SiC/LED	Non-Segment Related	Net Goodwill - Continuing Operations	Discontinued Operations	Net Goodwill
Goodwill	$5,905	$728	$3,595	$10,228	$3,367	$13,595
Accumulated impairment losses	—	—	(3,595)	(3,595)	(3,367)	(6,962)
Balance at September 30, 2019	5,905	728	—	6,633	—	6,633
Impairment of goodwill	—	—	—	—	—	—
Balance at September 30, 2020	$5,905	$728	$—	$6,633	$—	$6,633
Goodwill	$5,905	$728	$—	$6,633	$—	$6,633
Accumulated impairment losses	—	—	—	—	—	—
Balance at September 30, 2020	$5,905	$728	$—	$6,633	$—	$6,633

During 2020, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values.  We performed our annual test of goodwill for impairment during the fourth quarter of 2020.  The results of the first step of the goodwill impairment test indicated that the fair values of our Semiconductor and SiC/LED reporting units were in excess of the carrying values, and, thus, we did not require an impairment charge.  While the quantitative analysis indicated no impairment of Semiconductor and SiC/LED segment goodwill existed as of September 30, 2020, if the future performance of these reporting units fall short of our expectations or if there are significant changes in operations due to changes in market conditions, we could be required to recognize material impairment charges in future periods.

In 2018, we identified the need for a goodwill impairment charge in our former Solar segment of $5.7 million, due primarily to the decline in our expected performance of that segment.  In 2019 and in 2020, we realigned our segments (see Note 18).

11. Income Taxes

The following note related to income taxes includes both continuing and discontinued operations. The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Domestic	$(18,652)	$916	$7,845
Foreign	3,673	(4,648)	(2,320)
	$(14,979)	$(3,732)	$5,525

The components of the provision for income taxes are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Current:
Domestic federal	$(239)	$—	$1,167
Foreign	1,407	1,278	(1,404)
Foreign withholding taxes	201	94	356
Domestic state	(59)	58	101
Total current	1,310	1,430	220
Deferred:
Foreign	(566)	—	—
Total deferred	(566)	—	—
Total provision	$744	$1,430	$220

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, included a provision for a five-year carryback of net operating losses. The company has assessed the benefit of the provision and utilized a portion of the 2019 net operating loss carryback to offset income from 2018. The income tax provision as of and for the year ended September 30, 2020 reflects such impact.

Due to the tax treatment relating to the sales of SoLayTec and Tempress, we realized income tax benefits of $1.3 million and $11.1 million.  We realized income tax expense of $0.2 million for the sale of R2D. The income tax benefits for SoLayTec and Tempress are reflected in our discontinued operations in 2019 and 2020, respectively.  The income tax expense for R2D is reflected in our continuing operations in 2020.  The income tax expense (benefit) is fully offset by a valuation allowance.

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

The TCJA includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of our foreign subsidiaries. We have analyzed the earnings and profits of our foreign subsidiaries and determined that no transition taxes are due or expected.  The other provisions of TCJA are either immaterial or not applicable.

A reconciliation of actual income taxes to income taxes at the expected United States federal corporate income tax rate is as follows (in thousands, except percentages):

	Years Ended September 30,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	24.3%
Tax (benefit) expense at the federal statutory rate	$(3,146)	$(784)	$1,342
Effect of permanent book-tax differences	145	272	75
State tax provision	34	31	76
Valuation allowance for net deferred tax assets	3,775	1,682	617
Uncertain tax items	(47)	74	(3,013)
Tax rate differential	222	150	1,107
Other items	(239)	5	16
	$744	$1,430	$220

Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30, 2020	September 30, 2019
Deferred tax assets (liabilities):
Capitalized inventory costs	$204	$168
Inventory write-downs	991	2,856
Accrued warranty	53	161
Deferred profits	1	346
Accruals and reserves not currently deductible	2,913	3,531
Stock option expense	806	849
Federal net operating loss carryforwards	18,445	6,979
Foreign and state net operating losses	231	10,481
Book vs. tax depreciation and amortization	(1,465)	(1,546)
Other deferred tax assets	120	75
Total deferred tax assets	22,299	23,900
Valuation allowance	(21,733)	(23,900)
Deferred tax assets, net of valuation allowance	$566	$—

Changes in the deferred tax valuation allowance are as follows (in thousands):

	Years Ended September 30,
	2020	2019
Balance at the beginning of the year	$23,900	$23,769
(Reductions) additions to valuation allowance	(2,167)	131
Balance at the end of the year	$21,733	$23,900

The deferred tax valuation allowance decreased by $2.2 million and increased by $0.1 million for the years ended September 30, 2020 and 2019, respectively.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in making this assessment. We have established valuation allowances on substantially all net U.S. deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized.  In 2020, we reversed a portion of the valuation allowance related to foreign deferred tax assets which we have determined will be utilized against net operating income in future years. In 2019 and 2018, we reversed a portion of the valuation allowance related to net operating loss carryforwards which we had determined would be utilized against net operating income in the respective years. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full or partial valuation allowances on net deferred tax assets are appropriate.

As of September 30, 2020, we have federal net operating loss carryforwards of approximately $13.8 million that expire at various times between 2028 and 2035. The utilization of those federal net operating losses are limited to approximately $0.8 million per year. Additionally, we have federal net operating loss carryforwards of approximately $74.1 million that have an indefinite carryforward period. The utilization of those federal net operating losses are limited to 80% of taxable income after 2021. We have no foreign net operating loss carryforwards as of September 30, 2020.  We have approximately $21.6 million of state net operating loss carryforwards.

We apply the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. Approximately $0.5 million of this total represents the amount that, if recognized, would favorably affect our effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Balance at beginning of the year	$1,272	$1,198	$4,210
Additions related to tax positions taken in prior years	—	74	155
Reductions due to resolution of uncertain tax position	(47)	—	(3,167)
Balance at the end of the year	$1,225	$1,272	$1,198

We have classified all of our liabilities for uncertain tax positions as income taxes payable long-term.  Income taxes long-term also includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized a net expense (benefit) for interest and penalties of $4,000, $0.1 million and $(2.0) million for 2020, 2019 and 2018, respectively.  Income taxes payable long-term on the Consolidated Balance Sheets includes a cumulative accrual for potential interest and penalties of $0.8 million as of September 30, 2020 and 2019.

We do not expect that the amount of our tax reserves for uncertain tax positions will materially change in the next 12 months other than the continued accrual of interest and penalties.

Amtech and one or more of our subsidiaries file income tax returns in China and other foreign jurisdictions, as well as the U.S. and various states in the U.S.  We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year.  As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, but generally is from 3 to 5 years.

These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of Amtech and our subsidiaries.

12.  Long-Term Debt

We have a mortgage note secured by BTU’s real property in Billerica, Massachusetts.  The note has a remaining balance of $5.2 million as of September 30, 2020 and a maturity date of September 26, 2023. The debt was refinanced in September 2016 with an interest rate of 4.11% through September 26, 2021, at which time the interest rate will be adjusted to a per annum fixed rate equal to the aggregate of the Federal Home Loan Board Five Year Classic Advance Rate plus two hundred forty basis points.

Annual maturities relating to our long-term debt as of September 30, 2020 are as follows (in thousands):

Annual Maturities
2021	$380
2022	396
2023	4,402
2024	—
2025	—
Thereafter	—
Total	$5,178

13.  Equity and Stock-Based Compensation

2018 Stock Repurchase Plan

On March 28, 2018, we announced that our Board approved a stock repurchase program, pursuant to which we were authorized to repurchase up to $4 million of our outstanding common stock, par value $0.01, over a one-year period, commencing on April 2, 2018.  During the year ended September 30, 2018, we completed our repurchase program and repurchased 771,149 shares of our common stock on the open market at a total cost of approximately $4.0 million (an average price of $5.19 per share).  All shares repurchased during the year ended September 30, 2018 have been retired.

2019 Stock Repurchase Plan

On November 29, 2018, we announced that our Board of Directors approved a stock repurchase program, pursuant to which we were authorized to repurchase up to $4 million of our outstanding common stock, par value $0.01 per share, over a one-year period. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and depended on our stock price and other market conditions. Our Board could have terminated the repurchase program at any time while it was in effect. The term of our repurchase program expired as of the quarter ended December 31, 2019.  There were no shares repurchased under this plan.

2020 Stock Repurchase Plan

On February 4, 2020, the Board approved a new stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our common stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. Approximately $2 million remain under the repurchase program as of September 30, 2020.

Stock-Based Compensation Expense

Stock-based compensation expenses of $0.3 million, $0.6 million and $0.9 million for 2020, 2019 and 2018, respectively, are included in selling, general and administrative expenses. As of September 30, 2020, total compensation cost related to non-vested stock options not yet recognized is $0.1 million, which is expected to be recognized over the next 1.05 years on a weighted-average basis.

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

The Non-Employee Directors Stock Option Plan was approved by the shareholders in 1996 for issuance of up to 100,000 shares of common stock to directors. The Non-Employee Directors Stock Option Plan was amended in 2005, 2009 and 2014 to add 400,000 shares.  The plan was also amended in 2020 to extend the term of the plan.

Equity compensation plans as of September 30, 2020 are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Plan Expiration
2007 Employee Stock Incentive Plan	3,000,000	1,083,744	491,648	Mar. 2024
Non-Employee Directors Stock Option Plan	500,000	83,934	205,017	Mar. 2024
		1,167,678	696,665

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

	Years Ended September 30,
	2020	2019	2018
Risk free interest rate	1%	3%	3%
Expected life	6 years	6 years	6 years
Dividend rate	0%	0%	0%
Volatility	58%	60%	59%

Stock option transactions and the options outstanding are summarized as follows:

	Years Ended September 30,
	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,068,665	$7.04	1,248,758	$7.69	1,560,441	$7.95
Granted	32,500	5.34	198,850	5.35	44,000	7.40
Exercised	(160,375)	5.47	(52,201)	4.02	(277,154)	6.71
Forfeited/expired	(244,125)	7.94	(326,742)	9.00	(78,529)	16.12
Outstanding at end of period	696,665	$7.00	1,068,665	$7.04	1,248,758	$7.69
Exercisable at end of period	611,542	$7.19	842,083	$7.45	1,014,300	$7.93
Weighted average grant-date fair value of options granted during the period	$2.89		$3.08		$4.20

The following table summarizes information for stock options outstanding and exercisable as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
2.95-4.77	83,500	5.01	$4.12	70,168	$4.00
4.85-5.07	59,350	7.43	4.95	53,100	4.93
5.25-5.25	85,912	4.81	5.25	85,912	5.25
5.40-5.40	6,000	5.29	5.40	6,000	5.40
5.52-5.52	100,000	6.80	5.52	49,625	5.52
5.75-6.60	30,500	7.23	5.99	22,000	5.75
7.01-7.01	70,000	3.00	7.01	70,000	7.01
7.40-7.98	123,767	3.45	7.76	117,101	7.78
8.20-9.94	17,935	1.63	9.31	17,935	9.31
9.98-22.26	119,701	3.21	11.72	119,701	11.72
	696,665	4.67	$7.00	611,542	$7.19

The aggregate intrinsic values of options outstanding and options exercisable as of September 30, 2020 were $65,000 and $63,000, respectively, which represents the total pretax intrinsic value, based on our closing stock price of $4.89 per share as of September 30, 2020, the last business day of our fiscal year, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2020, 2019 and 2018 was $0.1 million, $0.1 million and $1.2 million, respectively.

14.  Benefit Plans

We have retirement plans covering substantially all our employees. The principal plans are our defined contribution plan that covers substantially all of our employees in the United States and the multi-employer plan for hourly union employees in Pennsylvania.  Both plans are insignificant.

Defined Contribution Plan – Domestic employees of Amtech and its subsidiaries who meet certain eligibility requirements may participate, at the employee’s option, in the Amtech Systems, Inc. 401(k) Plan (the “401(k) Plan”).  The 401(k) Plan is a defined contribution plan subject to the provisions of ERISA.  We match employee contributions to the 401(k) Plan equal to 60% of the employees’ elective deferrals, up to 3.6% of the participants’ eligible compensation each payroll period.  The match expense was $0.3 million, $0.3 million and $0.4 million in 2020, 2019 and 2018, respectively.

Pension Plan – Our hourly union employees in Pennsylvania participate in a multi-employer pension plan, the NIGPP, determined in accordance with the union agreement between PR Hoffman and the United Automobile, Aerospace and Agriculture Implement Workers of America. The agreement was renewed in 2019 for a three-year term that expires September 30, 2022. Every company participating in the plan pays a contribution per hour worked for each employee of the company that is eligible to participate in the NIGPP. Our contribution rate is $2.48 per hour, per employee.  Our contributions to the NIGPP were $44,000, $53,000 and $64,000 in 2020, 2019 and 2018, respectively.

15.  Commitments and Contingencies

Purchase Obligations – As of September 30, 2020, we had unrecorded purchase obligations at our continuing operations in the amount of $4.6 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Employment Contracts – We have employment contracts and change in control agreements with, and severance plans covering, certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If severance payments under the current employment contracts or severance plans were to become payable, the severance payments would generally range from twelve to thirty-six months of salary.

16.  Related Party Transaction

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

17. Cash Flows

Non-cash investing activities for 2020 included $80,000 of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash. Non-cash capital expenditures in accounts payable for the years ended September 30, 2019 and 2018 were immaterial.

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

Information concerning our business segments is as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Net revenue:
Semiconductor	$54,516	$66,455	$80,163
SiC/LED	10,304	13,682	13,761
Non-segment related	643	4,898	6,129
	$65,463	$85,035	$100,053
Operating income (loss):
Semiconductor	$4,168	$8,744	$11,848
SiC/LED	684	3,641	3,672
Non-segment related	(5,337)	(7,469)	(9,448)
	$(485)	$4,916	$6,072

	Years Ended September 30,
	2020	2019	2018
Capital expenditures:
Semiconductor	$912	$379	$352
SiC/LED	1,724	171	603
Non-segment related	39	33	39
	$2,675	$583	$994
Depreciation and amortization expense:
Semiconductor	$821	$828	$715
SiC/LED	197	136	136
Non-segment related	60	161	202
	$1,078	$1,125	$1,053

	September 30, 2020	September 30, 2019
Identifiable assets:
Semiconductor	$51,648	$56,855
SiC/LED	12,717	7,779
Non-segment related*	37,733	39,088
Held-for-sale assets**	—	22,755
	$102,098	$126,477

*	Non-segment related assets include cash, accounts receivable, inventory, property and other assets.
**	See Note 2 for additional information on held-for-sale assets.

19. Major Customers and Sales by Country

In 2020, one Semiconductor customer accounted for 11% of net revenues.  In 2019, no individual customer accounted for 10% or more of net revenues. In 2018, one Semiconductor customer accounted for 14% of net revenues.

Our net revenues for 2020, 2019 and 2018 were to customers in the following geographic regions:

	Years Ended September 30,
	2020	2019	2018
United States	28%	35%	21%
Other	7%	6%	3%
Total Americas	35%	41%	24%
China	25%	18%	30%
Malaysia	5%	5%	8%
Taiwan	15%	10%	9%
Other	7%	8%	5%
Total Asia	52%	41%	52%
Germany	3%	8%	10%
Other	10%	10%	14%
Total Europe	13%	18%	24%
	100%	100%	100%

20.  Geographic Regions

We have continuing operations in the United States and China, as well as satellite offices in Europe and Asia. Revenues, operating income (loss) and identifiable assets by geographic region are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Net revenue:
United States	$48,089	$65,942	$72,753
China	13,510	9,500	17,634
Other	3,864	9,593	9,666
	$65,463	$85,035	$100,053
Operating income (loss):
United States	$(5,814)	$726	$2,755
China	4,744	3,686	5,445
Other	585	504	(2,128)
	$(485)	$4,916	$6,072

	As of September 30,
	2020	2019
Net property, plant and equipment:
United States	$11,804	$9,893
China	191	236
Other	—	88
	$11,995	$10,217

21.  Supplementary Financial Information

The following is a summary of the activity in our allowance for doubtful accounts (in thousands):

	Years Ended September 30,
	2020	2019	2018
Balance at beginning of year	$172	$454	$356
Provision	86	200	102
Write offs	(26)	(402)	(9)
Adjustment (1)	(73)	(80)	5
Balance at end of year	$159	$172	$454

(1)	Primarily foreign currency translation adjustments.

22. Selected Quarterly Data (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended September 30, 2020 and 2019 (in thousands, except percentages and per share amounts):

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net of returns and allowances	$20,692	$14,460	$15,227	$15,084
Cost of sales	12,518	9,102	9,276	10,126
Gross profit	8,174	5,358	5,951	4,958
Selling, general and administrative	5,915	5,415	4,804	5,263
Research, development and engineering	622	915	899	876
Restructuring charges	—	—	217	—
Operating income (loss)	1,637	(972)	31	(1,181)
Loss on sale of subsidiary	(2,793)	—	—	—
Interest (expense) income and other, net	(70)	595	(13)	(350)
(Loss) income from continuing operations before income taxes	(1,226)	(377)	18	(1,531)
Income tax provision	41	166	90	494
Loss from continuing operations, net of tax	(1,267)	(543)	(72)	(2,025)
Loss from discontinued operations, net of tax	(665)	(11,151)	—	—
Net loss	$(1,932)	$(11,694)	$(72)	$(2,025)
Gross margin	39.5%	37.1%	39.1%	32.9%
Operating margin	7.9%	(6.7)%	0.2%	(7.8)%
Loss Per Basic Share:
Basic loss per share from continuing operations	$(0.09)	$(0.04)	$(0.01)	$(0.14)
Basic loss per share from discontinued operations	$(0.05)	$(0.79)	$—	$—
Net loss per basic share	$(0.14)	$(0.83)	$(0.01)	$(0.14)
Loss Per Diluted Share:
Diluted loss per share from continuing operations	$(0.09)	$(0.04)	$(0.01)	$(0.14)
Diluted loss per share from discontinued operations	$(0.05)	$(0.79)	$—	$—
Net loss per diluted share	$(0.14)	$(0.83)	$(0.01)	$(0.14)
Weighted average shares outstanding - basic	14,290	14,150	14,155	14,052
Weighted average shares outstanding - diluted	14,290	14,150	14,155	14,052

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net of returns and allowances	$23,225	$20,633	$21,003	$20,174
Cost of sales	14,205	12,706	13,153	11,614
Gross profit	9,020	7,927	7,850	8,560
Selling, general and administrative	6,626	5,793	5,718	6,126
Research, development and engineering	866	713	746	743
Restructuring charges	864	173	35	38
Operating income	664	1,248	1,351	1,653
Interest income and other, net	166	96	249	341
Income from continuing operations before income taxes	830	1,344	1,600	1,994
Income tax provision	582	332	707	1,012
Income from continuing operations, net of tax	248	1,012	893	982
(Loss) income from discontinued operations, net of tax	(2,620)	(6,647)	1,154	(184)
Net (loss) income	$(2,372)	$(5,635)	$2,047	$798
Gross margin	38.8%	38.4%	37.4%	42.4%
Operating margin	2.9%	6.0%	6.4%	8.2%
Income (Loss) Per Basic Share:
Basic income per share from continuing operations	$0.02	$0.07	$0.06	$0.07
Basic (loss) income per share from discontinued operations	$(0.18)	$(0.47)	$0.08	$(0.01)
Net (loss) income per basic share	$(0.16)	$(0.40)	$0.14	$0.06
Income (Loss) Per Diluted Share:
Diluted income per share from continuing operations	$0.02	$0.07	$0.06	$0.07
Diluted (loss) income per share from discontinued operations	$(0.18)	$(0.47)	$0.08	$(0.01)
Net (loss) income per diluted share	$(0.16)	$(0.40)	$0.14	$0.06
Weighted average shares outstanding - basic	14,220	14,228	14,245	14,266
Weighted average shares outstanding - diluted	14,252	14,258	14,316	14,304

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2020.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our evaluation we believe that, as of September 30, 2020, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a Report of Independent Registered Public Accounting Firm related to our internal control over financial reporting, which can be found in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K is incorporated by reference to the Proxy Statement to be filed within 120 days of September 30, 2020, our fiscal year end. In the event the Proxy Statement is not filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this Annual Report on Form 10-K within the 120-day period.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2020, our fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2020, our fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2020, our fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2020, our fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2020, our fiscal year end.

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

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012.	10-Q	000-11412	3.1	February 9, 2012

3.2	Certificate of Designations, Preferences and Privileges of the Series A Convertible Preferred Stock (Par Value $.01 Per Share) of Amtech Systems, Inc., dated as of April 21, 2005.	8-K	000-11412	3.1	April 28, 2005

3.3	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of September 23, 2020.	8-K	000-11412	3.1	September 25, 2020

3.4	First Amendment to the Company’s Amended and Restated Bylaws, dated January 30, 2015.	8-K	000-11412	3.1	February 2, 2015

4.1	Form of Accredited Investor Subscription Agreement for the Series A Convertible Preferred Stock.	8-K	000-11412	4.1	April 28, 2005

4.2	Description of Capital Stock					X

10.1	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014.	8-K	000-11412	10.1	May 14, 2014

10.1a	Amendment to the Non-Employee Directors Stock Option Plan, effective March 4, 2020	DEF14A	000-11412	Appendix A	January 24, 2020

10.2	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended, effective April 9, 2015.	8-K	000-11412	10.4	April 10, 2015

10.2a	Amendment to 2007 Employee Stock Incentive Plan of Amtech Systems, Inc., effective March 6, 2019	DEF14A	000-11412	Appendix A	January 25, 2019

10.3	Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated February 9, 2012.	10-Q	000-11412	10.1	February 9, 2012

10.4	Amendment, dated as of July 1, 2012, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	10-Q	000-11412	10.2	August 9, 2012

10.5	Second Amendment, dated June 28, 2013, to the Second Amended and Restated Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated as of February 9, 2012.	10-Q	000-11412	10.15	August 8, 2013

10.6	Fourth Amendment to Employment Agreement between Amtech Systems, Inc. and Jong S. Whang, dated April 9, 2015.	8-K	000-11412	10.1	April 10, 2015

10.7	Fifth Amendment to Employment Agreement, dated November 19, 2015, by and between the Company and Jong S. Whang.	8-K	000-11412	10.1	November 19, 2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.					X

24	Powers of Attorney					X

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.PRE	Inline Taxonomy Presentation Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTECH SYSTEMS, INC.

November 19, 2020	By:	/s/ Lisa D. Gibbs
Lisa D. Gibbs, Vice President - Chief Financial Officer and Director
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Chief Executive Officer and Director	November 19, 2020
Michael Whang	(Principal Executive Officer)

/s/ Lisa D. Gibbs	Vice President – Chief Financial Officer and Director	November 19, 2020
Lisa D. Gibbs	(Principal Financial Officer and Principal Accounting Officer)

*	Executive Chairman and	November 19, 2020
Jong S. Whang	Chairman of the Board
*	Director	November 19, 2020
Robert M. Averick

*	Director	November 19, 2020
Michael Garnreiter

*	Director	November 19, 2020
Robert F. King

*	Director	November 19, 2020
Sukesh Mohan

*By: /s/ Lisa D. Gibbs
Lisa D. Gibbs, Attorney-In-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.