Form 10-Q
period 2020-12-31
AMTECH SYSTEMS INC
filed 2021-02-11
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

At February 5, 2021, there were outstanding 14,141,122 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our 2020 Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to uncertainty of future events or outcomes. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic efforts with respect to our silicon carbide/polishing business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, including those related to the COVID-19 pandemic; the potential impacts of the COVID-19 pandemic and any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K that we filed with the SEC for the year ended September 30, 2020 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in the Annual Report on Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	September 30, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$45,614	$45,070
Accounts receivable (less allowance for doubtful accounts of $169 and $159 at December 31, 2020, and September 30, 2020, respectively)	13,940	11,243
Inventories	16,616	17,277
Income taxes receivable	1,362	1,362
Other current assets	1,501	1,617
Total current assets	79,033	76,569
Property, Plant and Equipment - Net	11,952	11,995
Right-of-Use Assets - Net	5,155	5,124
Intangible Assets - Net	543	609
Goodwill - Net	6,633	6,633
Deferred Income Taxes - Net	566	566
Other Assets	645	602
Total Assets	$104,527	$102,098

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,414	$2,676
Accrued compensation and related taxes	2,406	2,066
Accrued warranty expense	350	380
Other accrued liabilities	719	751
Current maturities of long-term debt	384	380
Contract liabilities	1,156	1,224
Total current liabilities	8,429	7,477
Long-Term Debt	4,701	4,798
Long-Term Lease Liability	5,090	5,064
Income Taxes Payable	3,274	3,240
Total Liabilities	21,494	20,579
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,091,422 and 14,063,172 at December 31, 2020 and September 30, 2020, respectively	141	141
Additional paid-in capital	124,635	124,435
Accumulated other comprehensive loss	(51)	(646)
Retained deficit	(41,692)	(42,411)
Total shareholders’ equity	83,033	81,519
Total Liabilities and Shareholders’ Equity	$104,527	$102,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2020	2019
Revenues, net of returns and allowances	$17,975	$20,692
Cost of sales	10,463	12,518
Gross profit	7,512	8,174

Selling, general and administrative	5,213	5,915
Research, development and engineering	1,245	622
Operating income	1,054	1,637
Loss on sale of subsidiary	—	(2,793)
Interest expense and other, net	(255)	(70)
Income (loss) from continuing operations before income taxes	799	(1,226)
Income tax provision	80	41
Income (loss) from continuing operations, net of tax	719	(1,267)
Loss from discontinued operations, net of tax	—	(665)
Net income (loss)	$719	$(1,932)

Income (Loss) Per Basic Share:
Basic income (loss) per share from continuing operations	$0.05	$(0.09)
Basic loss per share from discontinued operations	$—	$(0.05)
Net income (loss) per basic share	$0.05	$(0.14)

Income (Loss) Per Diluted Share:
Diluted income (loss) per share from continuing operations	$0.05	$(0.09)
Diluted loss per share from discontinued operations	$—	$(0.05)
Net income (loss) per diluted share	$0.05	$(0.14)

Weighted average shares outstanding - basic	14,072	14,290
Weighted average shares outstanding - diluted	14,117	14,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$719	$(1,932)
Foreign currency translation adjustment	595	1,081
Reclassification adjustment for net foreign currency translation losses included in net loss	—	1,592
Comprehensive income	$1,314	$741

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2019	14,269	$143	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	68	—	—	68
Stock options exercised	117	1	700	—	—	701
Balance at December 31, 2019	14,386	$144	$125,866	$(8,560)	$(28,488)	$88,962

Balance at September 30, 2020	14,063	$141	$124,435	$(646)	$(42,411)	$81,519
Net income	—	—	—	—	719	719
Translation adjustment	—	—	—	595	—	595
Stock compensation expense	—	—	65	—	—	65
Stock options exercised	28	—	135	—	—	135
Balance at December 31, 2020	14,091	$141	$124,635	$(51)	$(41,692)	$83,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Operating Activities
Net income (loss)	$719	$(1,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	325	406
Write-down of inventory	48	311
Deferred income taxes	—	784
Non-cash share-based compensation expense	65	68
Loss on sale of subsidiary	—	2,793
Provision for (reversal of) allowance for doubtful accounts, net	5	(59)
Other, net	3	13
Changes in operating assets and liabilities:
Accounts receivable	(2,702)	3,296
Inventories	613	1,025
Other assets	20	(1,458)
Accounts payable	738	(1,983)
Accrued income taxes	34	(1,616)
Accrued and other liabilities	304	(486)
Contract liabilities	(68)	(1,330)
Net cash provided by (used in) operating activities	104	(168)
Investing Activities
Purchases of property, plant and equipment	(198)	(173)
Net cash disposed of in sale of subsidiary	—	(647)
Net cash used in investing activities	(198)	(820)
Financing Activities
Proceeds from the exercise of stock options	135	701
Payments on long-term debt	(93)	(103)
Net cash provided by financing activities	42	598
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	596	1,141
Net Increase in Cash, Cash Equivalents and Restricted Cash	544	751
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	45,070	59,134
Cash, Cash Equivalents and Restricted Cash, End of Period*	$45,614	$59,885

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations. These divestitures were completed in the second quarter of fiscal 2020. For additional information on the divestitures, see Note 11. For additional information on our segments, see Note 9.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed balance sheet at September 30, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2021 and 2020 relate to the fiscal year ending September 30, 2021 and the fiscal year ended September 30, 2020, respectively.

The consolidated results of operations for the three months ended December 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Shipping Expense – Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense is immaterial in all periods presented.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended December 31,
	2020	2019
Research, development and engineering	$1,245	$763
Grants earned	—	(141)
Net research, development and engineering	$1,245	$622

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

As of December 31, 2020, three Semiconductor segment customers individually represented 16%, 14% and 13% of accounts receivable.  As of September 30, 2020, two Semiconductor customers individually represented 11% and 10% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 88% and 89% of total cash balances as of December 31, 2020 and September 30, 2020, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 10 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

There have been no material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2020 that affect or may affect our consolidated financial statements.

2.  Contracts with Customers

The components of contract liabilities are as follows, in thousands:

	December 31, 2020	September 30, 2020
Customer deposits	$1,156	$1,224
Contract liabilities	$1,156	$1,224

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

Significant Accounting Policy

We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in right-of-use (“ROU”) assets in our Condensed Consolidated Balance Sheets.  Balances related to financing leases are immaterial and are included in property and equipment, other current liabilities, and long-term lease liability in our Condensed Consolidated Balance Sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020, in thousands:

	December 31, 2020	September 30, 2020
Assets
Operating lease assets	$5,155	$5,124
Finance lease assets	23	26
Total lease assets	$5,178	$5,150
Liabilities
Current
Operating lease liabilities	$131	$113
Finance lease liabilities	10	11
Non-current
Operating lease liabilities	5,077	5,048
Finance lease liabilities	13	16
Total lease liabilities	$5,231	$5,188

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019, in thousands:

		Three Months Ended December 31,
Lease cost	Classification	2020	2019
Operating lease cost	Cost of sales	$71	$63
Operating lease cost	Selling, general and administrative expenses	48	13
Finance lease cost	Cost of sales	2	5
Finance lease cost	Selling, general and administrative expenses	2	2
Short-term lease cost	Cost of sales	27	—
Total lease cost		$150	$83

Future minimum lease payments under non-cancelable leases as of December 31, 2020 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2021	$265	$8	$273
2022	349	8	357
2023	336	6	342
2024	315	2	317
2025	298	—	298
Thereafter	6,944	—	6,944
Total lease payments	8,507	24	8,531
Less: Interest	3,299	1	3,300
Present value of lease liabilities	5,208	23	$5,231

Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2020:

December 31, 2020
Weighted average remaining lease term
Operating leases	23.60 years
Finance leases	2.69 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

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

For the three months ended December 31, 2020 and 2019, options for 471,000 and 703,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$719	$(1,267)
Net loss from discontinued operations	$—	$(665)
Net income (loss)	$719	$(1,932)

Denominator:
Weighted-average shares used to compute basic EPS	14,072	14,290
Common stock equivalents (1)	45	—
Weighted-average shares used to compute diluted EPS	14,117	14,290

Basic income (loss) per share from continuing operations	$0.05	$(0.09)
Basic loss per share from discontinued operations	$—	$(0.05)
Net income (loss) per basic share	$0.05	$(0.14)

Diluted income (loss) per share from continuing operations	$0.05	$(0.09)
Diluted loss per share from discontinued operations	$—	$(0.05)
Net income (loss) per diluted share	$0.05	$(0.14)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5.  Inventory

The components of inventories are as follows, in thousands:

	December 31, 2020	September 30, 2020
Purchased parts and raw materials	$12,824	$14,530
Work-in-process	3,593	3,074
Finished goods	4,046	3,942
	20,463	21,546
Excess and obsolete reserves	(3,847)	(4,269)
	$16,616	$17,277

6.  Equity and Stock-Based Compensation

Stock-based compensation expense was $0.1 million in each of the three months ended December 31, 2020 and 2019.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,665	$7.00
Granted	180,000	5.60
Exercised	(28,250)	4.79
Forfeited	(30,665)	14.07
Outstanding at end of period	817,750	$6.50
Exercisable at end of period	596,002	$6.83
Weighted average fair value of options granted during the period	$2.97

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended December 31, 2020
Risk free interest rate	1%
Expected life	6 years
Dividend rate	—%
Volatility	58%

On November 29, 2018, we announced that our Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which we were authorized to repurchase up to $4 million of our outstanding common stock, par value $0.01 per share (“Common Stock”), over a one-year period. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on the Company’s stock price and other market conditions. Our Board could have terminated the repurchase program at any time while it was in effect.  The term of our repurchase program expired as of the quarter ended December 31, 2019.  There were no shares repurchased under this repurchase program.

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

however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. There were no repurchases during the quarter ended December 31, 2020. Approximately $2 million remain available under the repurchase program as of December 31, 2020.

7.  Income Taxes

For the three months ended December 31, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.1 million and $41,000, respectively. Tax expense for the three months ended December 31, 2020, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the three months ended December 31, 2019, we recorded income tax expense of $19,000 in our discontinued operations. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, included a provision for a five-year carryback of net operating losses. We have assessed the benefit of the provision and utilized a portion of the 2019 net operating loss carryback to offset income from 2018. The impacts of this provision were recognized during fiscal 2020.

Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our expectations regarding realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history, expected future taxable income and available tax planning strategies.  We established valuation allowances on substantially all net U.S. deferred tax assets, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, and determined it is not more likely than not that these assets will be realized. In 2020, we reversed a portion of the valuation allowance related to foreign deferred tax assets which we have determined will be utilized against net operating income in future years. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

We classify all of our uncertain tax positions as income taxes payable long-term.  At December 31, 2020 and September 30, 2020, the total amount of unrecognized tax benefits was approximately $0.9 million and $1.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and September 30, 2020, we had an accrual for potential interest and penalties of approximately $0.6 million and $0.8 million, respectively, classified with income taxes payable long-term.

Amtech and one or more of its subsidiaries file income tax returns in China and other foreign jurisdictions, as well as in the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year.  As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions, which generally is from 3 to 5 years.

8.  Commitments and Contingencies

Purchase Obligations – As of December 31, 2020, we had unrecorded purchase obligations in the amount of $4.7 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

9.  Business Segment Information

With the divesture of our Automation segment in the first quarter of fiscal 2020, we evaluated our organizational structure and concluded that we have two reportable business segments following the divestiture. Our two reportable segments are as follows:

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

Information concerning our business segments is as follows, in thousands:

	Three Months Ended December 31,
	2020	2019
Net Revenues:
Semiconductor	$15,575	$17,232
SiC/LED	2,400	2,817
Non-segment related	—	643
	$17,975	$20,692
Operating income (loss):
Semiconductor	$2,197	$2,722
SiC/LED	(66)	534
Non-segment related	(1,077)	(1,619)
	$1,054	$1,637

	December 31, 2020	September 30, 2020
Identifiable Assets:
Semiconductor	$55,007	$51,648
SiC/LED	12,934	12,717
Non-segment related*	36,586	37,733
	$104,527	$102,098

*	Non-segment related assets include cash, property, income tax assets and other assets.

Goodwill and other long-lived assets

We review our long-lived assets, including goodwill, for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Notes 1 and 10 of our Annual Report on Form 10-K for the year ended September 30, 2020.

10.  Major Customers and Foreign Sales

During the three months ended December 31, 2020, three customers individually represented 16%, 15% and 13% of our net revenues.  During the three months ended December 31, 2019, one Semiconductor segment customer individually represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2020	2019
United States	19%	33%
Other	1%	9%
Total North America	20%	42%
China	24%	23%
Malaysia	3%	2%
Taiwan	32%	13%
Other	9%	6%
Total Asia	68%	44%
Germany	2%	3%
Other	10%	11%
Total Europe	12%	14%
	100%	100%

11.  Assets Held for Sale, Discontinued Operations and Disposals

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

Operating results of our discontinued solar operations were as follows, in thousands:

Three Months Ended December 31, 2019
Revenues, net of returns and allowances	$5,287
Cost of sales	4,139
Gross profit	1,148
Selling, general and administrative	1,338
Research, development and engineering	449
Operating loss	(639)
Interest expense and other, net	(7)
Loss from discontinued operations before income taxes	(646)
Income tax provision	19
Net loss from discontinued operations, net of tax	$(665)

Amtech’s Condensed Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes selected cash flow information for discontinued operations, in thousands:

Three Months Ended December 31, 2019
Loss from discontinued operations, net of tax	$(665)
Depreciation and amortization	$135
Reversal of allowance for doubtful accounts, net	$(66)
Purchases of property, plant and equipment	$1

Other Disposal

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Our semiconductor customers are primarily manufacturers of integrated circuits and optoelectronics sensors and discrete (O-S-D) components used in analog, power and radio frequency (RF). The semiconductor industry is cyclical and historically has experienced fluctuations. Our revenue is impacted by these broad industry trends. Although semiconductor demand for our products may have reached its cyclical peak in our fiscal year ended September 30, 2018, we believe that continued technological advances and emerging industries, such as silicon carbide power devices, will sustain our long-term performance.

Strategy

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our strategic growth plan calls for profitable growth as the semi industry recovers, with the following areas of focus:

•

Emerging opportunities in the SiC industry – We believe we are well-positioned to take part in this significant growth area, specifically as it relates to silicon carbide wafer capacity expansion. We are working closely with our customers to understand their SiC growth plans and opportunities. We are investing in our capacity, next generation product development, and in our people. We believe these investments will help fuel our growth in the SiC industry.

•

300mm Horizontal Thermal Reactor – We have a highly successful and proven 300mm horizontal diffusion solution for growing power semiconductor applications. We have a strong foundation with the leading 300mm power chip manufacturer, and, in fiscal 2019, we announced an order to another industry-leading manufacturer. In February 2020, we announced another order from a top-tier global power semiconductor customer in Asia, and in August 2020, we announced a repeat order for our 300mm solution. We believe we have a strong opportunity to continue expanding our customer base and grow revenue with our 300mm solution.

•

As a major revenue contributor to our organization, BTU International, Inc. (BTU) will continue to track semi industry growth cycles for our advanced semi-packaging and SMT products, in addition to specialized custom belt furnaces used in automotive and other specialized industrial applications. We believe that through investments in product innovation, BTU has an opportunity to grow further, especially in high growth applications of electric vehicles (EV) and 5G communications.

We anticipate that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as management information systems and capacity expansions at other existing manufacturing facilities.  Our current capacity expansion plans include the relocation of our Shanghai, China manufacturing facility upon the expiration of the current lease in the third quarter of 2021.  The new facility will increase capacity in support of our Pyramax product line, serving our Advanced Packaging, other semiconductor packaging and SMT customers. Additionally, as a capital equipment manufacturer, we will need working capital to support and fuel our future growth. We are and will continue to closely scrutinize these planned investments, in light of the COVID-19 challenges, and we may defer some of our projects. However, we intend to continue to invest in our business to support and fuel our future growth.

In addition to these investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and integrations to provide for value creating, profitable growth in both the short-term and long-term. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have a definitive agreement to acquire any acquisition target.

COVID-19

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19.  In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; “shelter in place” and other governmental regulations; and reduced spending due to both job losses and other effects attributable to COVID-19. As a key supplier to essential businesses, we have continued to supply our products and services to those businesses deemed essential businesses in the states in which we operate. However, our business is subject to the general health of the economy and federal and local guidelines and restrictions have significantly curtailed the level of economic activity in affected areas, which include the areas in which we conduct our business. Despite this backdrop, and the natural volatility of the capital equipment markets we serve, we have been successful in mitigating disruptions to our business while limiting operating losses to nominal levels.

Although we still do not yet know the full duration and extent the impact of COVID-19 will have on our operations, we currently expect the negative impact to be a temporary trend. We have implemented procedures to maximize our ability to continue to provide products and services to our customers and to mitigate the effect of the downturn on our results of operations, including minimizing costs where appropriate. There remain many unknowns and we continue to monitor the expected trends and related demand for our products and services and have and will continue to adjust our operations accordingly.  Please see additional information in “Item 1a. Risk Factors.”

Amtech has a strong financial position with $45.6 million in cash and cash equivalents as of December 31, 2020 and $5.1 million of mortgage-related debt. In addition, we are pursuing relief options available to us, such as deferring social security tax payments, payroll tax credits, and utilizing certain changes in tax loss carryback rules to receive refunds for prior tax years. We are reviewing and implementing actions on an ongoing basis to reduce cash outlays and expenses.  As a result of these efforts and our strong balance sheet, we believe we have enough cash to sustain us for at least the next twelve months. However, if the recovery takes longer than expected, we believe we have the ability to make additional adjustments as needed.

Solar and Automation Divestitures

On April 3, 2019, we announced that our Board of Directors (the “Board”) determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities the Company believes are presented in those areas. We completed the sale of our solar subsidiaries, SoLayTec and Tempress, on June 7, 2019 and January 22, 2020, respectively. Additionally, on December 13, 2019, we completed the sale of our automation division, R2D, to certain members of R2D’s management team.

Segment Reporting Changes

With the divestiture of our Automation segment in the first quarter of fiscal 2020, we evaluated our organization structure and concluded that we have two reportable business segments following the divestiture.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2020	2019
Net revenue	100%	100%
Cost of sales	58%	60%
Gross margin	42%	40%
Selling, general and administrative	29%	29%
Research, development and engineering	7%	3%
Operating income	6%	8%
Loss on sale of subsidiary	—%	(14)%
Interest expense and other, net	(1)%	—%
Income (loss) from continuing operations before income taxes	5%	(6)%
Income tax provision	1%	—%
Income (loss) from continuing operations, net of tax	4%	(6)%
Loss from discontinued operations, net of tax	—%	(3)%
Net income (loss)	4%	(9)%

In the second quarter of 2019, we began the process to divest our solar business.  As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented.

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2020	2019	Incr (Decr)	% Change
Semiconductor	$15,575	$17,232	$(1,657)	(10)%
SiC/LED	2,400	2,817	(417)	(15)%
Non-segment related	—	643	(643)	(100)%
Total net revenue	$17,975	$20,692	$(2,717)	(13)%

Total net revenue for the quarters ended December 31, 2020 and 2019 was $18.0 million and $20.7 million, respectively, a decrease of approximately $2.7 million or 13%. Our semiconductor segment revenues are dependent on our customers’ expansions, and our results have been negatively impacted by the uncertainty in the global economy due primarily to the impact of the COVID-19 virus, as well as lingering trade tensions between the U.S. and China. We believe the impact from the COVID-19 virus on both our China and U.S. operations are temporary trends, as we experienced a return to near-capacity in our China factory during the third fiscal quarter of 2020.

However, we also believe that we will continue to experience some level of volatility in our bookings and shipments as various states and countries experience resurgences of the virus as well as the possible emergence of new strains of the virus. Despite the uncertainty caused by the COVID-19 virus, we believe there remains significant potential in the SiC industry and long-term growth in power semiconductor. SiC/LED revenue decreased due to lower machine sales between periods.  Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Backlog and Orders

Our backlog as of December 31, 2020 and 2019 was as follows (dollars in thousands):

	December 31,
Segment	2020	2019	Incr (Decr)	% Change
Semiconductor	$12,750	$12,764	$(14)	(0)%
SiC/LED	1,049	680	369	54%
Total backlog	$13,799	$13,444	$355	3%

New orders booked in the three months ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended December 31,
Segment	2020	2019	Incr (Decr)	% Change
Semiconductor	$15,483	$15,094	$389	3%
SiC/LED	2,386	2,531	(145)	(6)%
Total new orders	$17,869	$17,625	$244	1%

As of December 31, 2020, two Semiconductor customers individually accounted for 18% and 11% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2020.  Four customers accounted for 48% of our backlog as of December 31, 2020. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended December 31,
Segment	2020	Gross Margin	2019	Gross Margin	Incr (Decr)
Semiconductor	$6,912	44%	$7,186	42%	$(274)
SiC/LED	600	25%	979	35%	(379)
Non-segment related	—	—%	9	1%	(9)
Total gross profit	$7,512	42%	$8,174	40%	$(662)

Gross profit for the three months ended December 31, 2020 and 2019 was $7.5 million (42% of net revenue) and $8.2 million (40% of net revenue), respectively, a decrease of $0.7 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment increased compared to the three months ended December 31, 2019, due primarily to favorable product mix. Gross margin on products from our SiC/LED segment decreased compared to the three months ended December 31, 2019, due primarily to lower revenue spread over higher fixed costs as a result of our capacity expansion in fiscal 2020.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2020 and 2019 were $5.2 million and $5.9 million, respectively. SG&A decreased compared to the prior year quarter due primarily to reduced legal fees related to the Solar divestiture, no longer having R2D SG&A included in our results and lower travel due to the COVID-19 pandemic.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2020 and 2019 were $1.2 million and $0.6 million, respectively. The increase in RD&E expense is due to increased spending related to product improvement projects at our Semiconductor segment and the development of new products at our SiC/LED segment.

Income Taxes

For the three months ended December 31, 2020 and 2019, we recorded income tax expense at our continuing operations of $0.1 million and $41,000, respectively. Tax expense for the three months ended December 31, 2020, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the three months ended December 31, 2019, we recorded income tax expense of $19,000 in our discontinued operations. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Discontinued Operations

As disclosed previously in the “Solar and Automation Divestitures” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019, and Tempress was sold effective January 22, 2020 (see Note 11 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Three Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$104	$(168)
Net cash used in investing activities	(198)	(820)
Net cash provided by financing activities	42	598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	596	1,141
Net increase in cash, cash equivalents and restricted cash	544	751
Cash, cash equivalents and restricted cash, beginning of period*	45,070	59,134
Cash, cash equivalents and restricted cash, end of period*	$45,614	$59,885

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

Cash and Cash Flow

The increase in cash and cash equivalents from September 30, 2020 of $0.5 million was primarily due to proceeds from the exercise of stock options and the favorable effect of exchange rate changes on our cash balances.  We maintain a portion of our cash and cash equivalents in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $70.6 million as of December 31, 2020 and $69.1 million as of September 30, 2020.  The increase in our working capital occurred primarily due to increases in our accounts receivable and cash balances, which were partially offset by increases in accounts payable and accrued compensation.  Our ratio of current assets to current liabilities was 9.4:1 as of December 31, 2020, and 10.2:1 as of September 30, 2020.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was approximately $0.1 million for the three months ended December 31, 2020, compared to cash used in operating activities of $0.2 million for the three months ended December 31, 2019, an increase of approximately $0.3 million.  During the three months ended December 31, 2020, net income adjusted for non-cash items of $1.2 million was mostly offset by $1.1 million of cash used in operations as a result of changes in operating assets and liabilities. During the three months ended December 31, 2019, net loss adjusted for non-cash items provided cash of $2.4 million, which was offset by $2.6 million of cash used in operations as a result of changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended December 31, 2020 and 2019, cash used in investing activities was $0.2 million compared to $0.8 million in the prior year period. The amount for the first quarter of fiscal 2021 relates solely to capital expenditures.  The amount for the first quarter of fiscal 2020 reflects the divestiture of our automation business as well as approximately $0.2 million of capital expenditures.  We expect capital expenditures to increase throughout 2021 as we initiate and complete the relocation of our Semiconductor manufacturing facility in Shanghai, China after the current lease expires in the third quarter of 2021.

Cash Flows from Financing Activities

For the three months ended December 31, 2020, $42,000 of cash provided by financing activities was comprised of approximately $135,000 of proceeds received from the exercise of stock options, which was mostly offset by payments on long-term debt of $93,000. For the three months ended December 31, 2019, $0.6 million of cash provided by financing activities was comprised of $0.7 million of proceeds received from the exercise of stock options, which was partially offset by payments on long-term debt of $0.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $4.7 million as of December 31, 2020, compared to $4.6 million as of September 30, 2020, an increase of $0.1 million.

There were no other material changes to the contractual obligations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2020.

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

A critical accounting policy is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020. We believe our critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting policies discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2020.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

For discussion of legal proceedings, see Note 8 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A.	Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”), which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2020 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2020, the Board approved a new stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. Approximately $2 million remain available under the repurchase program as of December 31, 2020.

During the three months ended December 31, 2020, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 11, 2021
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)