Form 10-Q
period 2021-03-31
AMTECH SYSTEMS INC
filed 2021-05-05
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

At April 30, 2021, there were outstanding 14,245,764 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our 2020 Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic efforts with respect to our silicon carbide/polishing business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, including those related to the COVID-19 pandemic and the cybersecurity incident; the potential impacts of the COVID-19 pandemic and any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel; the resolution of our cybersecurity incident and related costs; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K that we filed with the SEC for the year ended September 30, 2020 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2021	September 30, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$40,399	$45,070
Accounts receivable (less allowance for doubtful accounts of $194 and $159 at March 31, 2021, and September 30, 2020, respectively)	16,980	11,243
Inventories	16,389	17,277
Income taxes receivable	1,057	1,362
Other current assets	1,735	1,617
Total current assets	76,560	76,569
Property, Plant and Equipment - Net	12,025	11,995
Right-of-Use Assets - Net	6,016	5,124
Intangible Assets - Net	912	609
Goodwill - Net	11,150	6,633
Deferred Income Taxes - Net	566	566
Other Assets	707	602
Total Assets	$107,936	$102,098

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,878	$2,676
Accrued compensation and related taxes	2,157	2,066
Accrued warranty expense	414	380
Other accrued liabilities	1,421	751
Current maturities of long-term debt	388	380
Contract liabilities	295	1,224
Total current liabilities	10,553	7,477
Long-Term Debt	4,601	4,798
Long-Term Lease Liability	5,803	5,064
Income Taxes Payable	3,471	3,240
Other Long-Term Liabilities	67	—
Total Liabilities	24,495	20,579
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,221,865 and 14,063,172 at March 31, 2021 and September 30, 2020, respectively	142	141
Additional paid-in capital	125,513	124,435
Accumulated other comprehensive loss	(276)	(646)
Retained deficit	(41,938)	(42,411)
Total shareholders’ equity	83,441	81,519
Total Liabilities and Shareholders’ Equity	$107,936	$102,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues, net of returns and allowances	$19,790	$14,460	$37,765	$35,152
Cost of sales	12,062	9,102	22,525	21,620
Gross profit	7,728	5,358	15,240	13,532

Selling, general and administrative	5,688	5,415	10,901	11,330
Research, development and engineering	1,869	915	3,114	1,537
Operating income (loss)	171	(972)	1,225	665
Loss on sale of subsidiary	—	—	—	(2,793)
Interest income (expense) and other, net	73	595	(182)	525
Income (loss) from continuing operations before income taxes	244	(377)	1,043	(1,603)
Income tax provision	490	166	570	207
(Loss) income from continuing operations, net of tax	(246)	(543)	473	(1,810)
Loss from discontinued operations, net of tax	—	(11,151)	—	(11,816)
Net (loss) income	$(246)	$(11,694)	$473	$(13,626)

(Loss) Income Per Basic Share:
Basic (loss) income per share from continuing operations	$(0.02)	$(0.04)	$0.03	$(0.13)
Basic loss per share from discontinued operations	$—	$(0.79)	$—	$(0.83)
Net (loss) income per basic share	$(0.02)	$(0.83)	$0.03	$(0.96)

(Loss) Income Per Diluted Share:
Diluted (loss) income per share from continuing operations	$(0.02)	$(0.04)	$0.03	$(0.13)
Diluted loss per share from discontinued operations	$—	$(0.79)	$—	$(0.83)
Net (loss) income per diluted share	$(0.02)	$(0.83)	$0.03	$(0.96)

Weighted average shares outstanding - basic	14,151	14,150	14,121	14,193
Weighted average shares outstanding - diluted	14,151	14,150	14,217	14,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(246)	$(11,694)	$473	$(13,626)
Foreign currency translation adjustment	(225)	(459)	370	622
Reclassification adjustment for net foreign currency translation losses included in net loss	—	7,205	—	8,797
Comprehensive (loss) income	$(471)	$(4,948)	$843	$(4,207)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2019	14,269	$143	—	$—	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	—	—	68	—	—	68
Stock options exercised	117	1	—	—	700	—	—	701
Balance at December 31, 2019	14,386	144	—	—	125,866	(8,560)	(28,488)	88,962
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Translation adjustment	—	—	—	—	—	6,746	—	6,746
Stock compensation expense	—	—	—	—	65	—	—	65
Stock repurchases	—	—	(366)	(2,000)	—	—	—	(2,000)
Retirement of stock repurchases	(366)	(4)	366	2,000	(1,864)	—	(132)	—
Stock options exercised	21	—	—	—	78	—	—	78
Balance at March 31, 2020	14,041	$140	—	$—	$124,145	$(1,814)	$(40,314)	$82,157

Balance at September 30, 2020	14,063	$141	—	$—	$124,435	$(646)	$(42,411)	$81,519
Net income	—	—	—	—	—	—	719	719
Translation adjustment	—	—	—	—	—	595	—	595
Stock compensation expense	—	—	—	—	65	—	—	65
Stock options exercised	28	—	—	—	135	—	—	135
Balance at December 31, 2020	14,091	141	—	—	124,635	(51)	(41,692)	83,033
Net loss	—	—	—	—	—	—	(246)	(246)
Translation adjustment	—	—	—	—	—	(225)	—	(225)
Stock compensation expense	—	—	—	—	84	—	—	84
Stock options exercised	131	1	—	—	794	—	—	795
Balance at March 31, 2021	14,222	$142	—	$—	$125,513	$(276)	$(41,938)	$83,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$473	$(13,626)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	644	694
Write-down of inventory	230	330
Deferred income taxes	—	784
Non-cash share-based compensation expense	149	133
Loss on sales of subsidiaries	—	13,709
Provision for (reversal of) allowance for doubtful accounts, net	28	(32)
Other, net	8	4
Changes in operating assets and liabilities:
Accounts receivable	(5,485)	1,374
Inventories	859	(527)
Other assets	(1,132)	3,667
Accounts payable	3,122	(1,849)
Accrued income taxes	536	(2,094)
Accrued and other liabilities	1,232	(228)
Contract liabilities	(929)	(1,063)
Net cash (used in) provided by operating activities	(265)	1,276
Investing Activities
Purchases of property, plant and equipment	(433)	(345)
Acquisition, net of cash and cash equivalents acquired	(5,082)	—
Net cash disposed of in sales of subsidiaries	—	(9,940)
Net cash used in investing activities	(5,515)	(10,285)
Financing Activities
Proceeds from the exercise of stock options	930	779
Repurchase of common stock	—	(2,000)
Payments on long-term debt	(189)	(194)
Net cash provided by (used in) financing activities	741	(1,415)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	368	558
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,671)	(9,866)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	45,070	59,134
Cash, Cash Equivalents and Restricted Cash, End of Period	$40,399	$49,268

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

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

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations. These divestitures were completed in the second quarter of fiscal 2020. For additional information on the divestitures, see Note 12. For additional information on our segments, see Note 10.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2021 and 2020 relate to the fiscal year ending September 30, 2021 and the fiscal year ended September 30, 2020, respectively.

The consolidated results of operations for the three and six months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Shipping Expense – Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, and $0.3 million in each of the six months ended March 31, 2021 and 2020, respectively.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Research, development and engineering	$1,869	$1,017	$3,114	$1,780
Grants earned	—	(102)	—	(243)
Net research, development and engineering	$1,869	$915	$3,114	$1,537

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

As of March 31, 2021, two Semiconductor segment customers individually represented 20% and 12% of accounts receivable.  As of September 30, 2020, two Semiconductor customers individually represented 11% and 10% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 86% and 89% of total cash balances as of March 31, 2021 and September 30, 2020, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

2. Acquisition

On March 3, 2021, we acquired 100% of the issued and outstanding shares of capital stock of Intersurface Dynamics, Inc. (“IDI”), a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics, for a cash purchase price of $5,250,000. The purchase price allocation is not yet finalized; however, a substantial portion of the total purchase price was allocated to goodwill. IDI’s results of operations are included in our Material and Substrate segment from the date of acquisition.

3.  Contracts with Customers

The components of contract liabilities are as follows, in thousands:

	March 31, 2021	September 30, 2020
Customer deposits	$295	$1,224
Contract liabilities	$295	$1,224

4.  Leases

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

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020, in thousands:

	March 31, 2021	September 30, 2020
Assets
Operating lease assets	$6,016	$5,124
Finance lease assets	20	26
Total lease assets	$6,036	$5,150
Liabilities
Current
Operating lease liabilities	$295	$113
Finance lease liabilities	9	11
Non-current
Operating lease liabilities	5,791	5,048
Finance lease liabilities	12	16
Total lease liabilities	$6,107	$5,188

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020, in thousands:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2021	2020	2021	2020
Operating lease cost	Cost of sales	$13	$24	$84	$87
Operating lease cost	Selling, general and administrative expenses	96	15	144	28
Finance lease cost	Cost of sales	2	6	4	11
Finance lease cost	Selling, general and administrative expenses	1	2	3	4
Short-term lease cost	Cost of sales	49	—	76	—
Total lease cost		$161	$47	$311	$130

Future minimum lease payments under non-cancelable leases, including leases that are executed but not yet effective, as of March 31, 2021 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2021	$402	$6	$408
2022	1,055	8	1,063
2023	1,048	6	1,054
2024	1,028	2	1,030
2025	1,015	—	1,015
Thereafter	9,695	—	9,695
Total lease payments	14,243	22	14,265
Less: Interest	5,432	1	5,433
Present value of lease liabilities	8,811	21	$8,832

Operating lease payments include $6.4 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2021:

March 31, 2021
Weighted average remaining lease term
Operating leases	17.35 years
Finance leases	2.50 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

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

For the three and six months ended March 31, 2021, options for 98,000 and 349,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2020, options for 641,000 and 690,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net (loss) income from continuing operations	$(246)	$(543)	$473	$(1,810)
Net loss from discontinued operations	$—	$(11,151)	$—	$(11,816)
Net (loss) income	$(246)	$(11,694)	$473	$(13,626)

Denominator:
Weighted-average shares used to compute basic EPS	14,151	14,150	14,121	14,193
Common stock equivalents (1)	—	—	96	—
Weighted-average shares used to compute diluted EPS	14,151	14,150	14,217	14,193

Basic (loss) income per share from continuing operations	$(0.02)	$(0.04)	$0.03	$(0.13)
Basic loss per share from discontinued operations	$—	$(0.79)	$—	$(0.83)
Net (loss) income per basic share	$(0.02)	$(0.83)	$0.03	$(0.96)

Diluted (loss) income per share from continuing operations	$(0.02)	$(0.04)	$0.03	$(0.13)
Diluted loss per share from discontinued operations	$—	$(0.79)	$—	$(0.83)
Net (loss) income per diluted share	$(0.02)	$(0.83)	$0.03	$(0.96)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6.  Inventory

The components of inventories are as follows, in thousands:

	March 31, 2021	September 30, 2020
Purchased parts and raw materials	$12,519	$14,530
Work-in-process	3,694	3,074
Finished goods	3,997	3,942
	20,210	21,546
Excess and obsolete reserves	(3,821)	(4,269)
	$16,389	$17,277

7.  Equity and Stock-Based Compensation

Stock-based compensation expense was immaterial in all periods presented.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2021:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,665	$7.00
Granted	198,000	6.14
Exercised	(158,693)	5.86
Forfeited	(31,076)	13.99
Outstanding at end of period	704,896	$6.71
Exercisable at end of period	471,814	$7.01
Weighted average fair value of options granted during the period	$3.27

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended March 31, 2021
Risk free interest rate	1%
Expected life	6 years
Dividend rate	—%
Volatility	59%

On February 4, 2020, the Board approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on our stock price and other market conditions. We could have, in the sole discretion of the Board, terminated the repurchase program at any time while it was in effect. Repurchased shares were to be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. The term of our repurchase program expired as of the quarter ended March 31, 2021. There were no repurchases during the quarter ended March 31, 2021.

On February 9, 2021, the Board approved a new stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 16, 2021. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended March 31, 2021.

8.  Income Taxes

For the three months ended March 31, 2021 and 2020, we recorded income tax expense at our continuing operations of $0.5 million and $0.2 million, respectively. For the six months ended March 31, 2021 and 2020, we recorded income tax expense of $0.6 million and $0.2 million, respectively. Tax expense for the six months ended March 31, 2021, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the three months ended March 31, 2020, we recorded income tax benefit of $0.1 million in our discontinued operations. In the six months ended March 31, 2020, we recorded income tax benefit of $47,000 in our discontinued operations. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

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

We classify all of our uncertain tax positions as income taxes payable long-term.  At March 31, 2021 and September 30, 2020, the total amount of unrecognized tax benefits was approximately $0.9 million and $1.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and September 30, 2020, we had an accrual for potential interest and penalties of approximately $0.6 million and $0.8 million, respectively, classified with income taxes payable long-term.

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

9.  Commitments and Contingencies

Purchase Obligations – As of March 31, 2021, we had unrecorded purchase obligations in the amount of $11.8 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

10.  Business Segment Information

Upon the acquisition of IDI in the second quarter of 2021, we evaluated our organizational structure and concluded that we have two reportable business segments following the acquisition. Our two reportable segments are as follows:

Semiconductor – We design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Material and Substrate – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components. Our Material and Substrate segment includes our former SiC/LED segment in addition to IDI (see Note 2).

Information concerning our business segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Revenues:
Semiconductor	$17,119	$11,992	$32,694	$29,224
Material and Substrate	2,671	2,468	5,071	5,285
Non-segment related	—	—	—	643
	$19,790	$14,460	$37,765	$35,152
Operating income (loss):
Semiconductor	$1,665	$(18)	$3,862	$2,704
Material and Substrate	(253)	421	(319)	955
Non-segment related	(1,241)	(1,375)	(2,318)	(2,994)
	$171	$(972)	$1,225	$665

	March 31, 2021	September 30, 2020
Identifiable Assets:
Semiconductor	$56,079	$51,648
Material and Substrate	19,714	12,717
Non-segment related*	32,143	37,733
	$107,936	$102,098

*	Non-segment related assets include cash, property, income tax assets and other assets.

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

11.  Major Customers and Foreign Sales

During the six months ended March 31, 2021, two customers individually represented 17% and 10% of our net revenues.  During the six months ended March 31, 2020, no customer individually represented greater than 10% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2021	2020
United States	24%	34%
Other	3%	6%
Total North America	27%	40%
China	28%	24%
Malaysia	5%	4%
Taiwan	20%	11%
Other	8%	7%
Total Asia	61%	46%
Germany	3%	3%
Other	9%	11%
Total Europe	12%	14%
	100%	100%

12.  Assets Held for Sale, Discontinued Operations and Disposals

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

On June 7, 2019 (“SoLayTec Sale Date”), we completed the sale of our subsidiary, SoLayTec, to a third party located in the Netherlands.  Upon the sale, we recognized a gain of approximately $1.6 million, which we reported as gain on sale of subsidiary in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2019.  Effective on the SoLayTec Sale Date, SoLayTec is no longer included in our consolidated financial statements.

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

Operating results of our discontinued solar operations were as follows, in thousands:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Revenues, net of returns and allowances	$2,155	$7,442
Cost of sales	1,830	5,969
Gross profit	325	1,473
Selling, general and administrative	476	1,814
Research, development and engineering	91	540
Restructuring charges	37	37
Operating loss	(279)	(918)
Loss on sale of subsidiary	(10,916)	(10,916)
Interest expense and other, net	(22)	(29)
Loss from discontinued operations before income taxes	(11,217)	(11,863)
Income tax benefit	(66)	(47)
Net loss from discontinued operations, net of tax	$(11,151)	$(11,816)

Amtech’s Condensed Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes selected cash flow information for discontinued operations, in thousands:

Six Months Ended March 31, 2020
Loss from discontinued operations, net of tax	$(11,816)
Depreciation and amortization	$180
Reversal of allowance for doubtful accounts, net	$(66)
Purchases of property, plant and equipment	$1

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

13.  Subsequent Events

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  Our investigation of the data incident is ongoing with the assistance from our outside professionals, and we are in the process of determining what data was affected and what customers or individuals require notice.  We have notified law enforcement officials and confirmed that the incident is covered by our insurance.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we have been safely bringing our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.

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

We operate in two reportable business segments, based primarily on the industry they serve: (i) Semiconductor, and (ii) Material and Substrate. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, horizontal diffusion furnaces, and custom high-temp belt furnaces for use by semiconductor, electronics, and electro/mechanical assembly manufacturers. In our Material and Substrate segment, we produce substrate consumables, chemicals, and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, and compound substrates, like silicon carbide wafers, for power device applications.

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

In addition to these investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and integrations to provide for value creating, profitable growth in both the short-term and long-term. On March 3, 2021, we acquired Intersurface Dynamics, Inc. (“IDI”), a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have a definitive agreement to acquire any additional acquisition target.

Cybersecurity Incident

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  Our investigation of the data incident is ongoing with the assistance from our outside professionals, and we are in the process of determining what data was affected and what customers or individuals require notice.  We have notified law enforcement officials and confirmed that the incident is covered by our insurance.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we have been safely bringing our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.  We remain committed to protecting the security of the personal information entrusted to us and providing high-quality products and service to our customers.

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

Segment Reporting Changes

Upon the acquisition of IDI in the second quarter of 2021, we evaluated our organizational structure and concluded that we have two reportable business segments following the acquisition. Our Material and Substrate segment includes our former SiC/LED segment in addition to IDI.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of sales	61%	63%	60%	62%
Gross margin	39%	37%	40%	38%
Selling, general and administrative	29%	38%	29%	32%
Research, development and engineering	9%	6%	8%	4%
Operating income (loss)	1%	(7)%	3%	2%
Loss on sale of subsidiary	—%	—%	—%	(8)%
Interest income and other, net	—%	4%	—%	1%
Income (loss) from continuing operations before income taxes	1%	(3)%	3%	(5)%
Income tax provision	2%	1%	2%	—%
(Loss) income from continuing operations, net of tax	(1)%	(4)%	1%	(5)%
Loss from discontinued operations, net of tax	—%	(77)%	—%	(34)%
Net (loss) income	(1)%	(81)%	1%	(39)%

In the second quarter of 2019, we began the process to divest our solar business, which we completed on January 22, 2020 with the sale of our Tempress subsidiary.  As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations for 2020.

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2021	2020	Incr (Decr)	% Change	2021	2020	Incr (Decr)	% Change
Semiconductor	$17,119	$11,992	$5,127	43%	$32,694	$29,224	$3,470	12%
Material and Substrate	2,671	2,468	203	8%	5,071	5,285	(214)	(4)%
Non-segment related	—	—	—	—%	—	643	(643)	(100)%
Total net revenue	$19,790	$14,460	$5,330	37%	$37,765	$35,152	$2,613	7%

Total net revenue for the quarters ended March 31, 2021 and 2020 was $19.8 million and $14.5 million, respectively, an increase of approximately $5.3 million or 37%. Our semiconductor segment revenues are dependent on our customers’ expansions, and our 2020 results were negatively impacted by the uncertainty in the global economy due primarily to the impact of the COVID-19 virus, as well as lingering trade tensions between the U.S. and China.  Beginning in the third quarter of 2020, we experienced a return to near-capacity in our China factory. This trend has continued into fiscal 2021. Material and Substrate revenue increased due to higher machine and machine parts sales between periods. Despite the uncertainty caused by the COVID-19 virus, we believe there remains significant potential in the SiC industry and long-term growth in power semiconductor.

Total net revenue for the six months ended March 31, 2021 and 2020 was $37.8 million and $35.2 million, respectively, an increase of approximately $2.6 million or 7%. Revenue from the Semiconductor segment increased $3.5 million compared to the prior year period. This change is primarily attributable to higher shipments of our diffusion furnaces in the 2021 period. Revenue from our Material and Substrate segment decreased $0.2 million due primarily to lower machine sales in the 2021 period, partially offset by an increase in consumable sales.  Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Backlog and Orders

Our backlog as of March 31, 2021 and 2020 was as follows (dollars in thousands):

	March 31,
Segment	2021	2020	Incr (Decr)	% Change
Semiconductor	$25,281	$17,799	$7,482	42%
Material and Substrate	1,253	1,819	(566)	(31)%
Total backlog	$26,534	$19,618	$6,916	35%

New orders booked in the three and six months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2021	2020	Incr (Decr)	% Change	2021	2020	Incr (Decr)	% Change
Semiconductor	$29,651	$17,019	$12,632	74%	$45,134	$32,113	$13,021	41%
Material and Substrate	2,875	3,607	(732)	(20)%	5,261	6,138	(877)	(14)%
Total new orders	$32,526	$20,626	$11,900	58%	$50,395	$38,251	$12,144	32%

As of March 31, 2021, three Semiconductor customers individually accounted for 22%, 22% and 11% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2021.  Four customers accounted for 64% of our backlog as of March 31, 2021. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2021	Gross Margin	2020	Gross Margin	Incr (Decr)	2021	Gross Margin	2020	Gross Margin	Incr (Decr)
Semiconductor	$7,093	41%	$4,413	37%	$2,680	$14,005	43%	$11,599	40%	$2,406
Material and Substrate	635	24%	945	38%	(310)	1,235	24%	1,924	36%	(689)
Non-segment related	—	—%	—	—%	—	—	—%	9	1%	(9)
Total gross profit	$7,728	39%	$5,358	37%	$2,370	$15,240	40%	$13,532	38%	$1,708

Gross profit for the three months ended March 31, 2021 and 2020 was $7.7 million (39% of net revenue) and $5.4 million (37% of net revenue), respectively, an increase of $2.4 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment increased compared to the three months ended March 31, 2020, due primarily to increased capacity utilization and favorable product mix, partially offset by an increase in discounts offered in the 2021 period for multi-unit orders. Gross margin on products from our Material and Substrate segment decreased compared to the three months ended March 31, 2020, due primarily to increased raw material costs which were not passed on to customers, as well as increased inventory obsolescence charges. We are experiencing increased material costs across all our segments and expect this to continue through at least the end of fiscal 2021.  We are reviewing our pricing plans and supplier agreements; however, we continue to feel pricing pressure from our customers, so we are unable to determine how long we will continue to absorb these additional costs.

Gross profit for the six months ended March 31, 2021 and 2020 was $15.2 million (40% of net revenue) and $13.5 million (38% of net revenue), respectively, an increase of $1.7 million. Gross margin on products from our Semiconductor segment increased compared to the six months ended March 31, 2020, due primarily to favorable product mix and lower labor costs as a portion of our engineers finished customer-specific design projects and began work on strategic-development projects. Gross margin on products from our Material and Substrate segment decreased compared to the six months ended March 31, 2020, due primarily to lower capacity utilization resulting from lower machine and consumable sales.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2021 and 2020 were $5.7 million and $5.4 million, respectively. SG&A increased compared to the prior year quarter due primarily to increased commissions on higher sales and increased legal fees related to the acquisition of IDI, partially offset by lower travel and trade show expense due to the COVID-19 pandemic.

SG&A expenses for the six months ended March 31, 2021 and 2020 were $10.9 million and $11.3 million, respectively. SG&A decreased compared to the prior year period due primarily to no longer having R2D SG&A included in our results and lower travel and trade show expense due to the COVID-19 pandemic.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2021 and 2020 were $1.9 million and $0.9 million, respectively, and $3.1 million and $1.5 million in the six months ended March 31, 2021 and 2020. The increase in RD&E expenses is due to increased labor expense related to a portion of our engineers as they completed customer-specific design projects and began work on strategic-development projects. Grants earned are immaterial in all periods presented.

Income Taxes

Our effective tax rate continues to be higher than the statutory rate as a result of higher income in foreign jurisdictions. We expect this trend to continue throughout 2021. For the three months ended March 31, 2021 and 2020, we recorded income tax expense at our continuing operations of $0.5 million and $0.2 million, respectively. For the six months ended March 31, 2021 and 2020, we recorded income tax expense of $0.6 million and $0.2 million, respectively. Tax expense for the six months ended March 31, 2021, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the three months ended March 31, 2020, we recorded income tax benefit of $0.1 million in our discontinued operations. In the six months ended March 31, 2020, we recorded an income tax benefit of $47,000 in our discontinued operations. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Discontinued Operations

As disclosed previously in the “Solar and Automation Divestitures” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019, and Tempress was sold effective January 22, 2020 (see Note 12 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Six Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(265)	$1,276
Net cash used in investing activities	(5,515)	(10,285)
Net cash provided by (used in) financing activities	741	(1,415)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	368	558
Net decrease in cash, cash equivalents and restricted cash	(4,671)	(9,866)
Cash, cash equivalents and restricted cash, beginning of period*	45,070	59,134
Cash, cash equivalents and restricted cash, end of period	$40,399	$49,268

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

Cash and Cash Flow

The decrease in cash and cash equivalents from September 30, 2020 of $4.7 million was primarily due to cash paid for the acquisition of IDI, partially offset by proceeds received from the exercise of stock options.  We maintain a portion of our cash and cash equivalents in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $66.0 million as of March 31, 2021 and $69.1 million as of September 30, 2020.  The decrease in our working capital occurred primarily due to decreases in cash and inventory balances and an increase in accounts payable, which were partially offset by an increase in accounts receivable. Our ratio of current assets to current liabilities was 7.3:1 as of March 31, 2021, and 10.2:1 as of September 30, 2020.

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

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $0.3 million for the six months ended March 31, 2021, compared to cash provided by operating activities of $1.3 million for the six months ended March 31, 2020, a decrease of approximately $1.5 million.  During the six months ended March 31, 2021, net income adjusted for non-cash items of $1.5 million was offset by $1.8 million of cash used in operations as a result of changes in operating assets and liabilities. During the six months ended March 31, 2020, net loss adjusted for non-cash items provided cash of $2.0 million, which was partially offset by $0.7 million of cash used in operations as a result of changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended March 31, 2021 and 2020, cash used in investing activities was $5.5 million compared to $10.3 million in the prior year period. The amount for the first half of fiscal 2021 includes $5.1 million net cash paid for the acquisition of IDI in addition to $0.4 million of cash used for capital expenditures.  The amount for the second quarter of fiscal 2020 reflects the divestiture of our solar business.  We expect capital expenditures to increase throughout 2021 as we initiate and complete the relocation of our Semiconductor manufacturing facility in Shanghai, China after the current lease expires in the third quarter of 2021.

Cash Flows from Financing Activities

For the six months ended March 31, 2021, $0.7 million of cash provided by financing activities was comprised of approximately $0.9 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.2 million. For the six months ended March 31, 2020, $1.4 million of cash used in financing activities was comprised of $0.8 million of proceeds received from the exercise of stock options, which was fully offset by $2.0 million used for stock repurchases and payments on long-term debt of $0.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $11.8 million as of March 31, 2021, compared to $4.6 million as of September 30, 2020, an increase of $7.2 million. This increase primarily reflects the inventory required due to the increase in orders for our diffusion furnaces as well as increased orders for products sold by our Shanghai, China location.

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

We believe the critical accounting policies discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2021.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  Our investigation of the data incident is ongoing with the assistance from our outside professionals, and we are in the process of determining what data was affected and what customers or individuals require notice.  We have notified law enforcement officials and confirmed that the incident is covered by our insurance.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we have been safely bringing our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.

While our investigation of the April 2021 data incident remains ongoing, this incident could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant judgements against us, penalties and fines.

The cost of investigating, mitigating and responding to data incidents and complying with any applicable breach notification obligations to individuals, regulators, customers and others, including the April 2021 data incident, could be significant. Our insurance policy has a specific payout limit.  Based on information available to us, we expect that our claim will not exceed this limit, but that will depend on the ultimate amount of costs and other losses arising from such disruptions, failures, attempted attacks or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2020, the Board approved a stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, the Company had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on the Company’s stock price and other market conditions. The Company could have, in the sole discretion of the Board, terminated the repurchase program at any time while it was in effect. Repurchased shares were to be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. The term of our repurchase program expired as of the quarter ended March 31, 2021.

On February 9, 2021, the Board approved a new stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 16, 2021. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance.

During the three months ended March 31, 2021, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	May 5, 2021
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)