Form 10-Q
period 2021-06-30
AMTECH SYSTEMS INC
filed 2021-08-04
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

At July 30, 2021, there were outstanding 14,253,478 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q, our 2020 Annual Report on Form 10-K, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic efforts with respect to our silicon carbide/polishing business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, including those related to the COVID-19 pandemic and the cybersecurity incident that occurred in April 2021; the potential impacts of the COVID-19 pandemic and any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel; the resolution of our cybersecurity incident and related costs; risks of future cybersecurity incidents; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The Annual Report on Form 10-K that we filed with the SEC for the year ended September 30, 2020 listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2021	September 30, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$37,040	$45,070
Accounts receivable (less allowance for doubtful accounts of $138 and $159 at June 30, 2021, and September 30, 2020, respectively)	20,893	11,243
Inventories	20,528	17,277
Income taxes receivable	1,057	1,362
Other current assets	1,894	1,617
Total current assets	81,412	76,569
Property, Plant and Equipment - Net	12,007	11,995
Right-of-Use Assets - Net	8,789	5,124
Intangible Assets - Net	883	609
Goodwill - Net	11,168	6,633
Deferred Income Taxes - Net	566	566
Other Assets	744	602
Total Assets	$115,569	$102,098

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$8,571	$2,676
Accrued compensation and related taxes	2,427	2,066
Accrued warranty expense	485	380
Other accrued liabilities	1,825	751
Current maturities of long-term debt	392	380
Contract liabilities	1,870	1,224
Total current liabilities	15,570	7,477
Long-Term Debt	4,502	4,798
Long-Term Lease Liability	8,419	5,064
Income Taxes Payable	3,471	3,240
Other Long-Term Liabilities	67	—
Total Liabilities	32,029	20,579
Commitments and Contingencies
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,252,978 and 14,063,172 at June 30, 2021 and September 30, 2020, respectively	143	141
Additional paid-in capital	125,858	124,435
Accumulated other comprehensive loss	(892)	(646)
Retained deficit	(41,569)	(42,411)
Total shareholders’ equity	83,540	81,519
Total Liabilities and Shareholders’ Equity	$115,569	$102,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues, net of returns and allowances	$23,100	$15,227	$60,865	$50,379
Cost of sales	13,021	9,276	35,546	30,896
Gross profit	10,079	5,951	25,319	19,483

Selling, general and administrative	7,281	4,804	18,182	16,134
Research, development and engineering	1,523	899	4,637	2,436
Restructuring charges	71	217	71	217
Operating income	1,204	31	2,429	696
Loss on sale of subsidiary	—	—	—	(2,793)
Interest (expense) income and other, net	(155)	(13)	(337)	512
Income (loss) from continuing operations before income taxes	1,049	18	2,092	(1,585)
Income tax provision	680	90	1,250	297
Income (loss) from continuing operations, net of tax	369	(72)	842	(1,882)
Loss from discontinued operations, net of tax	—	—	—	(11,816)
Net income (loss)	$369	$(72)	$842	$(13,698)

Income (Loss) Per Basic Share:
Basic income (loss) per share from continuing operations	$0.03	$(0.01)	$0.06	$(0.13)
Basic loss per share from discontinued operations	$—	$—	$—	$(0.83)
Net income (loss) per basic share	$0.03	$(0.01)	$0.06	$(0.96)

Income (Loss) Per Diluted Share:
Diluted income (loss) per share from continuing operations	$0.03	$(0.01)	$0.06	$(0.13)
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.83)
Net income (loss) per diluted share	$0.03	$(0.01)	$0.06	$(0.96)

Weighted average shares outstanding - basic	14,176	14,155	14,163	14,195
Weighted average shares outstanding - diluted	14,373	14,155	14,292	14,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$369	$(72)	$842	$(13,698)
Foreign currency translation adjustment	(616)	22	(246)	644
Reclassification adjustment for net foreign currency translation losses included in net loss	—	—	—	8,797
Comprehensive (loss) income	$(247)	$(50)	$596	$(4,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings	Total
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Shareholders' Equity
Balance at September 30, 2019	14,269	$143	—	$—	$125,098	$(11,233)	$(26,556)	$87,452
Net loss	—	—	—	—	—	—	(1,932)	(1,932)
Translation adjustment	—	—	—	—	—	2,673	—	2,673
Stock compensation expense	—	—	—	—	68	—	—	68
Stock options exercised	117	1	—	—	700	—	—	701
Balance at December 31, 2019	14,386	144	—	—	125,866	(8,560)	(28,488)	88,962
Net loss	—	—	—	—	—	—	(11,694)	(11,694)
Translation adjustment	—	—	—	—	—	6,746	—	6,746
Stock compensation expense	—	—	—	—	65	—	—	65
Stock repurchases	—	—	(366)	(2,000)	—	—	—	(2,000)
Retirement of stock repurchases	(366)	(4)	366	2,000	(1,864)	—	(132)	—
Stock options exercised	21	—	—	—	78	—	—	78
Balance at March 31, 2020	14,041	140	—	—	124,145	(1,814)	(40,314)	82,157
Net loss	—	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	22	—	22
Stock compensation expense	—	—	—	—	124	—	—	124
Stock options exercised	7	—	—	—	20	—	—	20
Balance at June 30, 2020	14,048	$140	—	$—	$124,289	$(1,792)	$(40,386)	$82,251

Balance at September 30, 2020	14,063	$141	—	$—	$124,435	$(646)	$(42,411)	$81,519
Net income	—	—	—	—	—	—	719	719
Translation adjustment	—	—	—	—	—	595	—	595
Stock compensation expense	—	—	—	—	65	—	—	65
Stock options exercised	28	—	—	—	135	—	—	135
Balance at December 31, 2020	14,091	141	—	—	124,635	(51)	(41,692)	83,033
Net loss	—	—	—	—	—	—	(246)	(246)
Translation adjustment	—	—	—	—	—	(225)	—	(225)
Stock compensation expense	—	—	—	—	84	—	—	84
Stock options exercised	131	1	—	—	794	—	—	795
Balance at March 31, 2021	14,222	142	—	—	125,513	(276)	(41,938)	83,441
Net income	—	—	—	—	—	—	369	369
Translation adjustment	—	—	—	—	—	(616)	—	(616)
Stock compensation expense	—	—	—	—	128	—	—	128
Stock options exercised	31	1	—	—	217	—	—	218
Balance at June 30, 2021	14,253	$143	—	$—	$125,858	$(892)	$(41,569)	$83,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$842	$(13,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,038	932
Write-down of inventory	278	540
Deferred income taxes	—	784
Non-cash share-based compensation expense	277	257
Loss on sales of subsidiaries	—	13,708
Provision for (reversal of) allowance for doubtful accounts, net	16	(26)
Other, net	8	13
Changes in operating assets and liabilities:
Accounts receivable	(9,385)	2,356
Inventories	(3,328)	(2,791)
Other assets	(324)	(2,376)
Accounts payable	5,815	(2,363)
Accrued income taxes	536	(2,722)
Accrued and other liabilities	809	5,346
Contract liabilities	646	(950)
Net cash used in operating activities	(2,772)	(990)
Investing Activities
Purchases of property, plant and equipment	(790)	(860)
Acquisition, net of cash and cash equivalents acquired	(5,082)	—
Net cash disposed of in sales of subsidiaries	—	(9,940)
Net cash used in investing activities	(5,872)	(10,800)
Financing Activities
Proceeds from the exercise of stock options	1,148	799
Repurchase of common stock	—	(2,000)
Payments on long-term debt	(284)	(285)
Net cash provided by (used in) financing activities	864	(1,486)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(250)	578
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,030)	(12,698)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period*	45,070	59,134
Cash, Cash Equivalents and Restricted Cash, End of Period	$37,040	$46,436

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

1.  Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company,” “Amtech,” “we,” “our” or “us”) is a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing, and related consumables used in fabricating semiconductor devices, such as silicon carbide (“SiC”) and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes (“LEDs”). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

In the second quarter of fiscal 2019, we began the process to divest our solar business. As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations. These divestitures were completed in the second quarter of fiscal 2020. For additional information on the divestitures, see Note 13. For additional information on our segments, see Note 11.

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

The consolidated results of operations for the three and nine months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Shipping Expense – Shipping and handling fees associated with inbound and outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.1 million in each of the three months ended June 30, 2021 and 2020, and $0.4 million in each of the nine months ended June 30, 2021 and 2020.

Research, Development and Engineering Expense – The table below shows gross research and development expenses and grants earned, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Research, development and engineering	$1,523	$982	$4,637	$2,762
Grants earned	—	(83)	—	(326)
Net research, development and engineering	$1,523	$899	$4,637	$2,436

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

As of June 30, 2021, two Semiconductor segment customers individually represented 19% and 16% of accounts receivable.  As of September 30, 2020, two Semiconductor customers individually represented 11% and 10% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 82% and 89% of total cash balances as of June 30, 2021 and September 30, 2020, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom and Malaysia.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 12 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

There have been no material changes or additions to the recently issued accounting standards other than those previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2020 that affect or may affect our consolidated financial statements.

2. Acquisition

On March 3, 2021, we acquired 100% of the issued and outstanding shares of capital stock of Intersurface Dynamics, Inc. (“IDI”), a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics, for a cash purchase price of $5.3 million. The total fair value of net assets acquired was approximately $0.7 million, including $0.4 million of identifiable intangible assets consisting of customer relationships and brand name, which are amortized using the straight-line method over their estimated useful lives of ten and three years, respectively. Goodwill acquired approximated $4.5 million, which was recorded in our Material and Substrate segment. IDI’s results of operations are included in our Material and Substrate segment from the date of acquisition. Our historical results would not have been materially affected by the acquisition of IDI.

3.  Cybersecurity Incident

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  We also notified law enforcement officials and confirmed that the incident is covered by our insurance.  We are wrapping up the investigation of the data incident with assistance from our outside professionals, and indications are that the unauthorized third-party gained access to certain personal information relating to employees and their beneficiaries for some of our operations.  There is currently no indication of any misuse of this information.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we were able to bring our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.  We remain committed to protecting the security of the personal information entrusted to us and providing high-quality products and service to our customers.

We recorded approximately $1.1 million of expense related to this incident, which is included in selling, general and administrative expenses, during the third quarter of fiscal 2021.  The expense is primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cyber security. We expect to file an insurance claim during the fourth quarter of fiscal 2021 related to the incident. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.  There is no guarantee that we will be fully reimbursed for all expenses incurred.

4.  Contracts with Customers

The components of contract liabilities are as follows, in thousands:

	June 30, 2021	September 30, 2020
Customer deposits	$1,870	$1,224
Contract liabilities	$1,870	$1,224

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

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2021	September 30, 2020
Assets
Operating lease assets	$8,789	$5,124
Finance lease assets	18	26
Total lease assets	$8,807	$5,150
Liabilities
Current
Operating lease liabilities	$465	$113
Finance lease liabilities	8	11
Non-current
Operating lease liabilities	8,409	5,048
Finance lease liabilities	10	16
Total lease liabilities	$8,892	$5,188

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2021	2020	2021	2020
Operating lease cost	Cost of sales	$196	$56	$340	$143
Operating lease cost	Selling, general and administrative expenses	86	16	170	44
Finance lease cost	Cost of sales	1	3	4	14
Finance lease cost	Selling, general and administrative expenses	2	2	6	6
Short-term lease cost	Cost of sales	107	—	183	—
Total lease cost		$392	$77	$703	$207

Future minimum lease payments under non-cancelable leases, including leases that are executed but not yet effective, as of June 30, 2021 are as follows, in thousands:

	Operating leases	Finance Leases	Total
Remainder of 2021	$266	$3	$269
2022	1,064	8	1,072
2023	1,057	6	1,063
2024	1,037	2	1,039
2025	1,024	—	1,024
Thereafter	9,741	—	9,741
Total lease payments	14,189	19	14,208
Less: Interest	5,315	1	5,316
Present value of lease liabilities	8,874	18	$8,892

Operating lease payments include $6.4 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

June 30, 2021
Weighted average remaining lease term
Operating leases	17.05 years
Finance leases	2.33 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

6.  Earnings Per Share

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

For the three and nine months ended June 30, 2021, options for 25,000 and 103,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2020, options for 695,000 and 652,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	$369	$(72)	$842	$(1,882)
Net loss from discontinued operations	$—	$—	$—	$(11,816)
Net income (loss)	$369	$(72)	$842	$(13,698)

Denominator:
Weighted-average shares used to compute basic EPS	14,176	14,155	14,163	14,195
Common stock equivalents (1)	197	—	129	—
Weighted-average shares used to compute diluted EPS	14,373	14,155	14,292	14,195

Basic income (loss) per share from continuing operations	$0.03	$(0.01)	$0.06	$(0.13)
Basic loss per share from discontinued operations	$—	$—	$—	$(0.83)
Net income (loss) per basic share	$0.03	$(0.01)	$0.06	$(0.96)

Diluted income (loss) per share from continuing operations	$0.03	$(0.01)	$0.06	$(0.13)
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.83)
Net income (loss) per diluted share	$0.03	$(0.01)	$0.06	$(0.96)

(1)	The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

7.  Inventory

The components of inventories are as follows, in thousands:

	June 30, 2021	September 30, 2020
Purchased parts and raw materials	$13,833	$14,530
Work-in-process	5,761	3,074
Finished goods	4,816	3,942
	24,410	21,546
Excess and obsolete reserves	(3,882)	(4,269)
	$20,528	$17,277

8.  Income Taxes

For the three months ended June 30, 2021 and 2020, we recorded income tax expense at our continuing operations of $0.7 million and $0.1 million, respectively. For the nine months ended June 30, 2021 and 2020, we recorded income tax expense of $1.3 million and $0.3 million, respectively. Tax expense for the nine months ended June 30, 2021, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the nine months ended June 30, 2020, we recorded an income tax benefit of $47,000 in our discontinued operations. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are treated separately.

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

We classify all of our uncertain tax positions as income taxes payable long-term.  At June 30, 2021 and September 30, 2020, the total amount of unrecognized tax benefits was approximately $0.9 million and $1.2 million, respectively. Income taxes payable long-term includes other items, primarily withholding taxes that are not due until the related intercompany service fees are paid.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and September 30, 2020, we had an accrual for potential interest and penalties of approximately $0.6 million and $0.8 million, respectively, classified with income taxes payable long-term.

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

9.  Equity and Stock-Based Compensation

Stock-based compensation expense was $0.1 million in each of the three months ended June 30, 2021 and 2020, and was $0.3 million in each of the nine months ended June 30, 2021 and 2020.  Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2021:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,665	$7.00
Granted	198,000	6.14
Exercised	(189,806)	6.05
Forfeited	(44,326)	14.14
Outstanding at end of period	660,533	$6.54
Exercisable at end of period	437,367	$6.78
Weighted average fair value of options granted during the period	$3.27

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended June 30, 2021
Risk free interest rate	1%
Expected life	6 years
Dividend rate	—%
Volatility	58%

On February 4, 2020, our Board of Directors (“the Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2020. Repurchases under the program were to be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we had no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased was subject to management’s discretion and depended on our stock price and other market conditions. We could have, in the sole discretion of the Board, terminated the repurchase program at any time while it was in effect. Repurchased shares were to be retired or kept in treasury for further issuance. During the quarter ended March 31, 2020, we repurchased 366,000 shares of our Common Stock on the open market at a total cost of approximately $2.0 million (an average price of $5.46 per share). All shares repurchased during the year ended September 30, 2020 have been retired. The term of our repurchase program expired as of the quarter ended March 31, 2021.

On February 9, 2021, the Board approved a new stock repurchase program, pursuant to which we may repurchase up to $4 million of our outstanding Common Stock over a one-year period, commencing on February 16, 2021. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended June 30, 2021.

10.  Commitments and Contingencies

Purchase Obligations – As of June 30, 2021, we had unrecorded purchase obligations in the amount of $11.1 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

11.  Business Segment Information

Upon the acquisition of IDI in the second quarter of 2021 (see Note 2), we evaluated our organizational structure and concluded that we have two reportable business segments following the acquisition. Our two reportable segments are as follows:

Semiconductor – We design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Material and Substrate – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components. Our Material and Substrate segment includes our former SiC/LED segment in addition to IDI, as they sell complementary products to a similar market.

Information concerning our business segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:
Semiconductor	$19,501	$12,357	$52,195	$41,581
Material and Substrate	3,599	2,870	8,670	8,155
Non-segment related	—	—	—	643
	$23,100	$15,227	$60,865	$50,379
Operating income (loss):
Semiconductor	$2,114	$1,058	$5,976	$3,762
Material and Substrate	333	241	14	1,196
Non-segment related	(1,243)	(1,268)	(3,561)	(4,262)
	$1,204	$31	$2,429	$696

	June 30, 2021	September 30, 2020
Identifiable Assets:
Semiconductor	$65,155	$51,648
Material and Substrate	20,630	12,717
Non-segment related*	29,784	37,733
	$115,569	$102,098

*	Non-segment related assets include cash, property, income tax assets and other assets.

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

12.  Major Customers and Foreign Sales

During the nine months ended June 30, 2021, two customers individually represented 17% and 14% of our net revenues.  During the nine months ended June 30, 2020, no customer individually represented greater than 10% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2021	2020
United States	22%	31%
Other	3%	6%
Total North America	25%	37%
China	33%	25%
Malaysia	4%	4%
Taiwan	17%	15%
Other	9%	7%
Total Asia	63%	51%
Germany	4%	3%
Other	8%	9%
Total Europe	12%	12%
	100%	100%

13.  Assets Held for Sale, Discontinued Operations and Disposals

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

Operating results of our discontinued solar operations were as follows, in thousands:

Nine Months Ended June 30, 2020
Revenues, net of returns and allowances	$7,442
Cost of sales	5,969
Gross profit	1,473
Selling, general and administrative	1,814
Research, development and engineering	540
Restructuring charges	37
Operating loss	(918)
Loss on sale of subsidiary	(10,916)
Interest expense and other, net	(29)
Loss from discontinued operations before income taxes	(11,863)
Income tax benefit	(47)
Net loss from discontinued operations, net of tax	$(11,816)

Amtech’s Condensed Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes selected cash flow information for discontinued operations, in thousands:

Nine Months Ended June 30, 2020
Loss from discontinued operations, net of tax	$(11,816)
Depreciation and amortization	$180
Reversal of allowance for doubtful accounts, net	$(66)
Loss on sale of subsidiary	$(10,916)
Purchases of property, plant and equipment	$1

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

Overview

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing and related consumables used in fabricating semiconductor devices, such as silicon carbide (“SiC”) and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes (“LEDs”). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

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

Our semiconductor customers are primarily manufacturers of integrated circuits and optoelectronics sensors and discrete (“O-S-D”) components used in analog, power and radio frequency (“RF”). The semiconductor industry is cyclical and historically has experienced fluctuations. Our revenue is impacted by these broad industry trends.

Strategy

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our Power Semiconductor strategic growth plan leverages our experience, products and capabilities in pursuit of growth, profitability and sustainability. Our core focus areas are:

•

Emerging opportunities in the SiC industry – We believe we are well-positioned to take part in this significant growth area, specifically as it relates to silicon carbide wafer capacity expansion. We are working closely with our customers to understand their SiC growth plans, needs and opportunities. We are investing in our capacity, next generation product development, and in our people. We believe these investments will help fuel our growth in the emerging growth SiC industry.

•

300mm Horizontal Thermal Reactor – We have a highly successful and proven 300mm horizontal diffusion solution used for power semiconductor device manufacturing applications. We have a strong foundation with the leading 300mm power chip manufacturer, and, in fiscal 2019, we announced an order to another industry-leading manufacturer. In February 2020, we announced another order from a top-tier global power semiconductor customer in Asia, and in August 2020, we announced a repeat order for our 300mm solution. In March 2021, we announced multiple orders from a leading European semiconductor manufacturer in the power semiconductor sector. We believe we have a strong opportunity to continue expanding our customer base and grow revenue with our 300mm solution.

•

As a major revenue contributor to our organization we expect our subsidiary, BTU International, Inc. (“BTU”), will continue to track semi industry growth cycles for our advanced semi-packaging and SMT products, in addition to specialized custom belt furnaces used in automotive and other specialized industrial applications. We believe that our investments in product innovation will provide BTU with opportunities to grow further, especially in high growth applications of consumer and industrial electronics, IOT, electric vehicles (“EV”) and 5G communications.

We anticipate that the required investments to achieve our revenue growth targets will be in the range of $6.0 - $8.0 million in research and development and capital expenditures. We may also need to make investments in other areas of our business, such as management information systems and capacity expansions at other existing manufacturing facilities.  Additionally, we may decide to divest some or all of our real estate holdings to streamline our balance sheet and provide additional working capital for our investments and research and development needs.  Our current capacity expansion plans include the relocation of our Shanghai, China manufacturing facility, which is expected to occur in August 2021.  This new facility will increase capacity in support of our Pyramax product line, serving our Advanced Packaging, other semiconductor packaging and SMT customers. We are and will continue to closely scrutinize these planned investments, in light of the COVID-19 challenges, and we may defer some of our projects. However, as a capital equipment manufacturer, we will continue to invest in our business to support working capital and fuel our future growth.

In addition to investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify strong acquisition targets in the semi and SiC growth environment and to execute transactions and integrations to provide for value creating, profitable growth in both the short-term and long-term. On March 3, 2021, we acquired Intersurface Dynamics, Inc. (“IDI”), a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have a definitive agreement to acquire any additional acquisition target.

Cybersecurity Incident

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  We also notified law enforcement officials and confirmed that the incident is covered by our insurance.  We are wrapping up the investigation of the data incident with assistance from our outside professionals, and indications are that the unauthorized third-party gained access to certain personal information relating to employees and their beneficiaries for some of our operations.  There is currently no indication of any misuse of this information.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we were able to bring our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.  We remain committed to protecting the security of the personal information entrusted to us and providing high-quality products and service to our customers.

We recorded approximately $1.1 million of expense related to this incident, which is included in selling, general and administrative expenses, during the third quarter of fiscal 2021.  The expense is primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cyber security. We expect to file an insurance claim during the fourth quarter of fiscal 2021 related to the incident. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.  There is no guarantee that we will be fully reimbursed for all expenses incurred.

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

Segment Reporting Changes

Upon the acquisition of IDI in the second quarter of 2021, we evaluated our organizational structure and concluded that we have two reportable business segments following the acquisition. Our Material and Substrate segment includes our former SiC/LED segment in addition to IDI from the date of acquisition.

In the second quarter of 2019, we began the process to divest our solar business, which we completed on January 22, 2020 with the sale of our Tempress subsidiary.  As such, we have reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations for 2020.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of sales	56%	61%	58%	61%
Gross margin	44%	39%	42%	39%
Selling, general and administrative	31%	32%	30%	32%
Research, development and engineering	7%	6%	8%	5%
Restructuring charges	—%	1%	—%	1%
Operating income	6%	—%	4%	1%
Loss on sale of subsidiary	—%	—%	—%	(5)%
Interest (expense) income and other, net	(1)%	—%	(1)%	1%
Income (loss) from continuing operations before income taxes	5%	—%	3%	(3)%
Income tax provision	3%	1%	2%	1%
Income (loss) from continuing operations, net of tax	2%	(1)%	1%	(4)%
Loss from discontinued operations, net of tax	—%	—%	—%	(23)%
Net income (loss)	2%	(1)%	1%	(27)%

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

Our net revenue by operating segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2021	2020	Incr (Decr)	% Change	2021	2020	Incr (Decr)	% Change
Semiconductor	$19,501	$12,357	$7,144	58%	$52,195	$41,581	$10,614	26%
Material and Substrate	3,599	2,870	729	25%	8,670	8,155	515	6%
Non-segment related	—	—	—	—%	—	643	(643)	(100)%
Total net revenue	$23,100	$15,227	$7,873	52%	$60,865	$50,379	$10,486	21%

Total net revenue for the quarters ended June 30, 2021 and 2020 was $23.1 million and $15.2 million, respectively, an increase of approximately $7.9 million or 52%. Our semiconductor segment revenues are dependent on our customers’ expansions, and our 2020 results were negatively impacted by the uncertainty in the global economy due primarily to the impact of the COVID-19 virus, as well as lingering trade tensions between the U.S. and China.  Beginning in the third quarter of 2020, we experienced a return to near-capacity in our China factory. This trend has continued into fiscal 2021, as sales across all our semi platforms have increased over the prior year. Material and Substrate revenue increased primarily due to the addition of IDI in March 2021, which accounted for approximately 73% of the revenue increase between periods.  The remaining increase is due to higher machine and machine parts sales between periods. The recovery in our Material and Substrate segment continues to be slower than expected, as most of our customers were negatively affected by COVID-19 and delayed their expansion plans; however, we are experiencing an increase in machine purchases and believe there remains significant potential in the SiC industry and long-term growth in power semiconductors.

Total net revenue for the nine months ended June 30, 2021 and 2020 was $60.9 million and $50.4 million, respectively, an increase of approximately $10.5 million or 21%. Revenue from the Semiconductor segment increased $10.6 million compared to the prior year period. This change is primarily attributable to higher shipments across all of our product lines in the 2021 period. Revenue from our Material and Substrate segment increased $0.5 million due to the addition of IDI in March 2021. Excluding IDI’s revenue, Material and Substrate revenue decreased approximately $0.2 million, due to lower sales of consumable products for Sapphire customers, as we faced increased competition from lower-cost Chinese manufacturers. We are actively looking for cost reduction opportunities and are making efforts to regain this market-share; however, we do expect this trend to continue in the near term for consumables sales to Sapphire customers. Non-segment related revenues relate to R2D, the automation division that we divested in December 2019.

Backlog and Orders

Our backlog as of June 30, 2021 and 2020 was as follows (dollars in thousands):

	June 30,
Segment	2021	2020	Incr (Decr)	% Change
Semiconductor	$32,388	$13,798	$18,590	135%
Material and Substrate	1,907	1,423	484	34%
Total backlog	$34,295	$15,221	$19,074	125%

New orders booked in the three and nine months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2021	2020	Incr (Decr)	% Change	2021	2020	Incr (Decr)	% Change
Semiconductor	$26,607	$8,356	$18,251	218%	$71,741	$40,469	$31,272	77%
Material and Substrate	4,254	2,474	1,780	72%	9,515	8,612	903	10%
Total new orders	$30,861	$10,830	$20,031	185%	$81,256	$49,081	$32,175	66%

As of June 30, 2021, one Semiconductor customer individually accounted for 31% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2021.  The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months.  Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2021	Gross Margin	2020	Gross Margin	Incr (Decr)	2021	Gross Margin	2020	Gross Margin	Incr (Decr)
Semiconductor	$8,599	44%	$4,953	40%	$3,646	$22,604	43%	$16,552	40%	$6,052
Material and Substrate	1,480	41%	998	35%	482	2,715	31%	2,922	36%	(207)
Non-segment related	—	—%	—	—%	—	—	—%	9	1%	(9)
Total gross profit	$10,079	44%	$5,951	39%	$4,128	$25,319	42%	$19,483	39%	$5,836

Gross profit for the three months ended June 30, 2021 and 2020 was $10.1 million (44% of net revenue) and $6.0 million (39% of net revenue), respectively, an increase of $4.1 million.  Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment increased compared to the three months ended June 30, 2020, due primarily to increased capacity utilization and favorable product mix, partially offset by an increase in labor costs, as we made targeted investments in our labor force to meet existing demand.  We expect rising labor costs to continue, as the labor markets in which we operate remain competitive. Gross margin on products from our Material and Substrate segment increased compared to the three months ended June 30, 2020, due primarily to the addition of IDI as well as higher machine sales leading to improved utilization, partially offset by higher depreciation. We are experiencing increased material costs across all of our segments and expect this trend to continue through at least the end of fiscal 2021.  In response to such increased costs, we are reviewing our pricing plans and supplier agreements and expect to pass these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers.

Gross profit for the nine months ended June 30, 2021 and 2020 was $25.3 million (42% of net revenue) and $19.5 million (39% of net revenue), respectively, an increase of $5.8 million. Gross margin on products from our Semiconductor segment increased compared to the nine months ended June 30, 2020, due primarily to favorable product mix, lower labor costs as a portion of our engineers finished customer-specific design projects and began work on strategic-development projects, and a benefit from the usage of previously reserved inventory. Gross margin on products from our Material and Substrate segment decreased compared to the nine months ended June 30, 2020, due primarily to increased material, labor and fixed costs as a result of our facility relocation, which occurred in the prior year period, as well as higher inventory obsolescence charges.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A for the three months ended June 30, 2021 and 2020 were $7.3 million and $4.8 million, respectively. SG&A increased compared to the prior year quarter due primarily to costs associated with the data incident in April 2021 of approximately $1.1 million. Additionally, the fiscal 2021 period includes increases in labor, travel and commissions expenses, as well as SG&A for IDI for the full quarter.  We expect rising labor costs to continue as the labor market in each of our locations remains competitive. The fiscal 2020 period included a benefit of $0.3 million from payroll tax credits that were part of the CARES Act.

SG&A for the nine months ended June 30, 2021 and 2020 were $18.2 million and $16.1 million, respectively. SG&A increased compared to the prior year period due primarily to costs associated with the data incident in April 2021 of $1.1 million. We expect to file an insurance claim during the fourth quarter related to the incident. There is no guarantee that we will be fully reimbursed for all expenses incurred. The fiscal 2020 period included a benefit of $0.3 million from payroll tax credits that were part of the CARES Act.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2021 and 2020 were $1.5 million and $0.9 million, respectively, and $4.6 million and $2.4 million in the nine months ended June 30, 2021 and 2020, respectively. The increase in RD&E expenses is due to increased labor expense related to a portion of our engineers as they completed customer-specific design projects and began work on strategic-development projects. We expect these strategic projects to be completed during fiscal 2022.  Grants earned are immaterial in all periods presented.

Restructuring Charges

We recorded restructuring charges of $71,000 in the three and nine months ended June 30, 2021.  These one-time charges relate to staff reductions in our Semiconductor operations.  We recorded restructuring charges of $217,000 in the three and nine months ended June 30, 2020.  These one-time charges were the result of staff reductions at our Massachusetts operations as we evaluated staffing across our Semiconductor operations.

Income Taxes

Our effective tax rate continues to be higher than the statutory rate as a result of higher income in foreign jurisdictions. We expect this trend to continue throughout 2021. For the three months ended June 30, 2021 and 2020, we recorded income tax expense at our continuing operations of $0.7 million and $0.1 million, respectively. For the nine months ended June 30, 2021 and 2020, we recorded income tax expense of $1.3 million and $0.3 million, respectively. Tax expense for the nine months ended June 30, 2021, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. In the nine months ended June 30, 2020, we recorded an income tax benefit of $47,000 in our discontinued operations. The income tax provisions are based upon estimates of annual income, annual permanent differences and statutory tax rates in the various jurisdictions in which we operate, except that certain loss jurisdictions and discrete items are treated separately.

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

Discontinued Operations

As disclosed previously in the “Solar and Automation Divestitures” section, we announced that our Board determined that it was in the long-term best interest of the Company to exit the solar business segment and focus our strategic efforts on our semiconductor and silicon carbide/polishing business segments in order to more fully realize the opportunities we believe are presented in those areas.  The divestitures included our Tempress and SoLayTec subsidiaries, which comprised substantially all of our Solar segment.  As such, we reported the results of the Solar segment as discontinued operations in our Condensed Consolidated Statements of Operations.  SoLayTec was sold effective June 7, 2019, and Tempress was sold effective January 22, 2020 (see Note 13 for additional information).

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,772)	$(990)
Net cash used in investing activities	(5,872)	(10,800)
Net cash provided by (used in) financing activities	864	(1,486)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(250)	578
Net decrease in cash, cash equivalents and restricted cash	(8,030)	(12,698)
Cash, cash equivalents and restricted cash, beginning of period*	45,070	59,134
Cash, cash equivalents and restricted cash, end of period	$37,040	$46,436

*	Includes Cash, Cash Equivalents and Restricted Cash that are included in Held-For-Sale Assets on the Condensed Consolidated Balance Sheets for periods prior to January 22, 2020.

Cash and Cash Flow

The decrease in cash and cash equivalents from September 30, 2020 of $8.0 million was primarily due to cash paid for the acquisition of IDI and changes in working capital, partially offset by proceeds received from the exercise of stock options.  We maintain a portion of our cash and cash equivalents in RMB at our Chinese operations; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $65.8 million as of June 30, 2021 and $69.1 million as of September 30, 2020.  The decrease in working capital occurred primarily due to increases in inventory balances and related accounts payable in preparation to meet our shipment schedules for the next two quarters, as well as an increase in accounts receivable due to higher shipments late in the third quarter of fiscal 2021. Our ratio of current assets to current liabilities was 5.2:1 as of June 30, 2021, and 10.2:1 as of September 30, 2020.

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

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $2.8 million for the nine months ended June 30, 2021, compared to $1.0 million for the nine months ended June 30, 2020.  During the nine months ended June 30, 2021, we increased our inventory balances in preparation for upcoming shipments scheduled for the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.  Additionally, our accounts receivable increased during this period as most of our shipments occurred late in the third quarter and our customers generally have payment terms of 60-90 days.  During the nine months ended June 30, 2020, we increased our inventory balances to mitigate risks in our supply chain resulting from the COVID-19 pandemic, as well as in preparation for a large shipment that occured in the first quarter of fiscal year 2021.

Cash Flows from Investing Activities

For the nine months ended June 30, 2021 and 2020, cash used in investing activities was $5.9 million and $10.8 million, respectively. The fiscal 2021 amount includes $5.1 million net cash paid for the acquisition of IDI in addition to $0.8 million of cash used for capital expenditures.  The fiscal 2020 amount reflects the divestiture of our solar business as well as approximately $0.9 million of capital expenditures.  We expect capital expenditures to increase throughout fiscal 2021 and 2022 as we make targeted investments in our IT systems and as we complete the relocation of our Semiconductor manufacturing facility in Shanghai, China, which is expected to occur in August 2021.

Cash Flows from Financing Activities

For the nine months ended June 30, 2021, $0.9 million of cash provided by financing activities was comprised of approximately $1.1 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.3 million. For the nine months ended June 30, 2020, $1.5 million of cash used in financing activities was comprised of $0.8 million of proceeds received from the exercise of stock options, which was fully offset by $2.0 million used for stock repurchases and payments on long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations at our continuing operations were $11.1 million as of June 30, 2021, compared to $4.6 million as of September 30, 2020, an increase of $6.5 million. This increase is primarily attributable to investments in inventory required to fulfill the increased orders for our diffusion furnaces as well as increased orders for products sold by our Shanghai, China location.

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

We believe the critical accounting policies discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2021.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

For discussion of legal proceedings, see Note 10 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A.	Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”), which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2020 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  Except as set forth below and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, there have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.

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

On April 12, 2021, we detected a data incident in which attackers acquired data and disabled some of the technology systems used by one of our subsidiaries.  Upon learning of the incident, we immediately engaged external counsel and retained a team of third-party forensic, incident response, and security professionals to investigate and determine the full scope of this incident.  We also notified law enforcement officials and confirmed that the incident is covered by our insurance.  We are wrapping up the investigation of the data incident with the assistance from our outside professionals, and indications are that the unauthorized third-party gained access to certain personal information relating to employees and their beneficiaries for some of our operations.  There is currently no indication of any misuse of this information.

Despite this disruption, production continued in our facilities.  Our previously disabled subsidiary network is now back up and running securely. Working alongside our security professionals, we were able to bring our subsidiary’s systems online with enhanced security controls. We have deployed an advanced next generation anti-virus and endpoint detection and response tool, as well as Managed Detection & Response services.  We remain committed to protecting the security of the personal information entrusted to us and providing high-quality products and service to our customers.

Although we are in the final stages of completing the investigation of the data incident, we caution that this incident could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant judgements against us, penalties and fines.

The cost of investigating, mitigating and responding to data incidents and complying with any applicable breach notification obligations to individuals, regulators, customers and others, including the April 2021 data incident, could be significant. To date, we have incurred approximately $1.1 million of related expense. Our insurance policy has a specific payout limit.  Based on information available to us, we expect that our claim will not exceed this limit, but that will depend on the ultimate amount of costs and other losses arising from such disruptions, failures, attempted attacks or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 9, 2021, the Board approved a stock repurchase program, pursuant to which the Company may repurchase up to $4 million of its outstanding Common Stock over a one-year period, commencing on February 16, 2021. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance.

During the three months ended June 30, 2021, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 4, 2021
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)