Form 10-Q
period 2022-06-30
AMTECH SYSTEMS INC
filed 2022-08-15
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-11412

AMTECH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Arizona	86-0411215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 South Clark Drive, Tempe, Arizona	85288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 480-967-5146

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASYS	NASDAQ.Global Select Market

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

At August 10, 2022, there were outstanding 13,889,303 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc. together with its subsidiaries.

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic efforts with respect to our material and substrate business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation, or enforcement action; business interruptions, including those related to the COVID-19 pandemic and the cybersecurity incident that occurred in April 2021; the potential impacts of the COVID-19 pandemic, including ongoing logistical and supply chain challenges, the recent Chinese government mandated shutdown in Shanghai, any future Chinese government mandated shutdowns in Shanghai, and the impact of any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel; risks of future cybersecurity incidents; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2022	September 30, 2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$47,689	$32,836
Restricted cash	524	—
Accounts receivable (less allowance for doubtful accounts of $172 and $188 at June 30, 2022, and September 30, 2021, respectively)	20,779	22,502
Inventories	27,457	22,075
Income taxes receivable	52	1,046
Other current assets	3,978	2,407
Total current assets	100,479	80,866
Property, Plant and Equipment - Net	5,863	14,083
Right-of-Use Assets - Net	11,019	8,646
Intangible Assets - Net	783	858
Goodwill	11,168	11,168
Deferred Income Taxes - Net	560	631
Other Assets	834	661
Total Assets	$130,706	$116,913

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,831	$8,229
Accrued compensation and related taxes	3,812	2,881
Accrued warranty expense	827	545
Other accrued liabilities	1,206	903
Current maturities of long-term debt	104	396
Current portion of long-term lease liability	1,806	531
Contract liabilities	5,888	1,624
Total current liabilities	23,474	15,109
Long-Term Debt	230	4,402
Long-Term Lease Liability	9,321	8,389
Income Taxes Payable	2,996	3,277
Other Long-Term Liabilities	62	102
Total Liabilities	36,083	31,279
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 13,889,259 and 14,304,492 at June 30, 2022 and September 30, 2021, respectively	139	143
Additional paid-in capital	123,693	126,380
Accumulated other comprehensive (loss) income	(563)	14
Retained deficit	(28,646)	(40,903)
Total Shareholders’ Equity	94,623	85,634
Total Liabilities and Shareholders’ Equity	$130,706	$116,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$19,964	$23,100	$73,983	$60,865
Cost of sales	14,064	13,021	47,025	35,546
Gross profit	5,900	10,079	26,958	25,319

Selling, general and administrative	7,157	7,281	21,008	18,182
Research, development and engineering	1,646	1,523	5,018	4,637
Gain on sale of fixed assets	(12,465)	—	(12,465)	—
Severance expense	—	71	—	71
Operating income	9,562	1,204	13,397	2,429
Interest income (expense) and other, net	680	(155)	627	(337)
Income before income tax provision	10,242	1,049	14,024	2,092
Income tax provision	20	680	840	1,250
Net income	$10,222	$369	$13,184	$842
Income Per Share:
Net income per basic share	$0.74	$0.03	$0.94	$0.06
Net income per diluted share	$0.73	$0.03	$0.93	$0.06
Weighted average shares outstanding:
Basic	13,889	14,176	14,042	14,163
Diluted	14,026	14,373	14,220	14,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$10,222	$369	$13,184	$842
Foreign currency translation adjustment	(916)	(616)	(577)	(246)
Comprehensive income (loss)	$9,306	$(247)	$12,607	$596

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other		Total
	Shares	Par Value	Shares	Cost	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Deficit	Shareholders' Equity
Balance at September 30, 2020	14,063	$141	—	$—	$124,435	$(646)	$(42,411)	$81,519
Net income	—	—	—	—	—	—	719	719
Translation adjustment	—	—	—	—	—	595	—	595
Stock compensation expense	—	—	—	—	65	—	—	65
Stock options exercised	28	—	—	—	135	—	—	135
Balance at December 31, 2020	14,091	141	—	—	124,635	(51)	(41,692)	83,033
Net loss	—	—	—	—	—	—	(246)	(246)
Translation adjustment	—	—	—	—	—	(225)	—	(225)
Stock compensation expense	—	—	—	—	84	—	—	84
Stock options exercised	131	1	—	—	794	—	—	795
Balance at March 31, 2021	14,222	142	—	—	125,513	(276)	(41,938)	83,441
Net income	—	—	—	—	—	—	369	369
Translation adjustment	—	—	—	—	—	(616)	—	(616)
Stock compensation expense	—	—	—	—	128	—	—	128
Stock options exercised	31	1	—	—	217	—	—	218
Balance at June 30, 2021	14,253	$143	—	$—	$125,858	$(892)	$(41,569)	$83,540

Balance at September 30, 2021	14,304	$143	—	$—	$126,380	$14	$(40,903)	$85,634
Net income	—	—	—	—	—	—	997	997
Translation adjustment	—	—	—	—	—	237	—	237
Stock compensation expense	—	—	—	—	103	—	—	103
Repurchase of treasury stock	—	—	(291)	(2,713)	—	—	—	(2,713)
Retirement of treasury stock	(291)	(3)	291	2,713	(2,122)	—	(588)	—
Stock options exercised	12	—	—	—	69	—	—	69
Balance at December 31, 2021	14,025	140	—	—	124,430	251	(40,494)	84,327
Net income	—	—	—	—	—	—	1,965	1,965
Translation adjustment	—	—	—	—	—	102	—	102
Stock compensation expense	—	—	—	—	137	—	—	137
Repurchase of treasury stock	—	—	(143)	(1,402)	—	—	—	(1,402)
Retirement of treasury stock	(143)	(1)	143	1,402	(1,062)	—	(339)	—
Stock options exercised	5	—	—	—	29	—	—	29
Balance at March 31, 2022	13,887	139	—	—	123,534	353	(38,868)	85,158
Net income	—	—	—	—	—	—	10,222	10,222
Translation adjustment	—	—	—	—	—	(916)	—	(916)
Stock compensation expense	—	—	—	—	146	—	—	146
Stock options exercised	3	—	—	—	13	—	—	13
Balance at June 30, 2022	13,890	$139	—	$—	$123,693	$(563)	$(28,646)	$94,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2022	2021
Operating Activities
Net income	$13,184	$842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,330	1,038
Write-down of inventory	235	278
Non-cash stock compensation expense	386	277
Gain on sale of property, plant and equipment	(12,465)	—
Provision for allowance for doubtful accounts	10	16
Other, net	—	8
Changes in operating assets and liabilities:
Accounts receivable	1,714	(9,385)
Inventories	(5,617)	(3,328)
Other assets	(1,298)	(324)
Accounts payable	1,603	5,815
Accrued income taxes	713	536
Accrued and other liabilities	1,031	809
Contract liabilities	4,264	646
Net cash provided by (used in) operating activities	5,090	(2,772)
Investing Activities
Purchases of property, plant and equipment	(325)	(790)
Proceeds from the sale of property, plant and equipment	19,908	—
Acquisition, net of cash and cash equivalents acquired	—	(5,082)
Net cash provided by (used in) investing activities	19,583	(5,872)
Financing Activities
Proceeds from the exercise of stock options	111	1,148
Repurchase of common stock	(4,115)	—
Payments on long-term debt	(4,851)	(284)
Net cash (used in) provided by financing activities	(8,855)	864
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(441)	(250)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	15,377	(8,030)
Cash and Cash Equivalents, Beginning of Period	32,836	45,070
Cash, Cash Equivalents and Restricted Cash, End of Period	$48,213	$37,040
Supplemental Cash Flow Information:
Income tax payments, net	$30	$991
Interest paid	$166	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

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

The consolidated results of operations for the three and nine months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year.

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

On March 28, 2022, the Chinese government issued a mandatory shutdown in Shanghai, the location of one of our manufacturing facilities. The factory was allowed to partially reopen in May 2022 and was fully reopened on June 1, 2022. Upon reopening on June 1, 2022, the factory was able to operate at near full capacity for the entire month of June. We estimate it will take at least two quarters to make up the shipments missed during the third quarter of fiscal 2022 as we work through our production, supply chain and logistics backlog. Additionally, given the uncertainty surrounding the COVID-19 pandemic and the emergence of variations thereof, there can be no assurance that we will be allowed to remain open on a consistent basis.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits as of June 30, 2022 and September 30, 2021. Of the $1.6 million contract liabilities recorded at September 30, 2021, $0 and $1.6 million was recorded as revenue for the three and nine months ended June 30, 2022, respectively.

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $0.4 million for the nine months ended June 30, 2022 and 2021, respectively.

Debt – The recorded amounts of these financial instruments, including long-term debt and current maturities of long-term debt, had an interest rate of 4.11%. Due to the relatively short-term nature of the debt, we believe that the carrying value approximated fair value. We paid this debt in full on June 23, 2022 upon the closing of the sale of our Massachusetts manufacturing facility (see Note 2).

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

As of June 30, 2022, two Semiconductor segment customers individually represented 17% and 10% of accounts receivable. As of September 30, 2021, one Semiconductor segment customer individually represented 14% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 85% and 83% of total cash balances as of June 30, 2022 and September 30, 2021, respectively, are primarily invested in U.S. Treasuries or are in financial institutions insured by the Federal Deposit Insurance Corporation. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 12 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or effective as of June 30, 2022 that had or are expected to have a material impact on our consolidated financial statements.

Correction of Immaterial Misstatements

During the preparation of the condensed consolidated financial statements for the period ended June 30, 2022, the Company identified certain immaterial misstatements related to the classification of sales discounts to distributors within our semiconductor reportable segment.  The Company previously presented these sales discounts as part of selling, general and administrative expenses instead of as a reduction of revenues in its unaudited condensed consolidated statements of operations for the three-month period ended December 31, 2021, and the three and six-month periods ended March 31, 2022, which resulted in overstatements of revenue and selling, general and administrative expenses for those periods.

In accordance with Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the misstatements and determined that the related impact was not material to the Company’s financial statements for any interim period. Accordingly, the Company revised the unaudited condensed consolidated statements of operations for the periods ended December 31, 2021 and March 31, 2022, including the related notes presented herein, as applicable. The misstatements did not impact operating income or net income in the condensed consolidated statements of operations, or the condensed consolidated balance sheets or the condensed consolidated statements of cash flows for any of those periods.

A summary of the corrections to previously reported condensed consolidated statements of operations is as follows:

	Six Months Ended March 31, 2022
	As Reported	Adjustment	As Corrected
Revenues, net	$55,908	$(1,889)	$54,019
Gross profit	$22,947	$(1,889)	$21,058
Selling, general and administrative	$15,740	$(1,889)	$13,851

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Corrected
Revenues, net	$28,579	$(1,023)	$27,556
Gross profit	$12,183	$(1,023)	$11,160
Selling, general and administrative	$7,788	$(1,023)	$6,765

	Three Months Ended December 31, 2021
	As Reported	Adjustment	As Corrected
Revenues, net	$27,329	$(866)	$26,463
Gross profit	$10,764	$(866)	$9,898
Selling, general and administrative	$7,952	$(866)	$7,086

2. Sale and Leaseback of Real Estate

On June 23, 2022, our subsidiary, BTU International, Inc. (“BTU”), completed the sale and leaseback of BTU's building in Billerica, Massachusetts (the “Property”). The sale price was $20.6 million, of which $0.7 million was deducted at closing for commission and other closing expenses. Simultaneously with the closing, BTU entered into a two-year leaseback of the Property. The lease terms include annual base rent of $1.5 million in an absolute triple net lease. In connection with the sale, BTU recognized a pretax gain on sale of $12.5 million. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses.

3. Acquisition

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

4. Cybersecurity Incident

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

We recorded approximately $1.1 million of expense related to this incident, which was included in selling, general and administrative expenses, during the third quarter of 2021. The expense was primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cybersecurity. We filed an insurance claim during the fourth quarter of 2021 related to the incident. During the second quarter of 2022, we signed a final settlement agreement with our insurer resulting in total reimbursement of approximately $0.6 million, which included $0.4 million received during the quarter ended December 31, 2021 and $0.2 million received during the quarter ended March 31, 2022. No portion of the reimbursement remains outstanding as of June 30, 2022.

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

For the three and nine months ended June 30, 2022, options for 204,000 and 176,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2021, options for 25,000 and 103,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$10,222	$369	$13,184	$842

Denominator:
Weighted-average shares used to compute basic EPS	13,889	14,176	14,042	14,163
Common stock equivalents (1)	137	197	178	129
Weighted-average shares used to compute diluted EPS	14,026	14,373	14,220	14,292

Income per share:
Net income per basic share	$0.74	$0.03	$0.94	$0.06
Net income per diluted share	$0.73	$0.03	$0.93	$0.06

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6. Inventories

The components of inventories are as follows, in thousands:

	June 30, 2022	September 30, 2021
Purchased parts and raw materials	$20,486	$16,260
Work-in-process	6,673	4,865
Finished goods	4,797	5,055
	31,956	26,180
Excess and obsolete reserves	(4,499)	(4,105)
Inventories	$27,457	$22,075

7. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2022	September 30, 2021
Assets
Right-of-use assets - operating	$11,019	$8,646
Right-of-use assets - finance	152	174
Total right-of-use assets	$11,171	$8,820
Liabilities
Current
Operating lease liability	$1,806	$470
Finance lease liability	68	61
Total current portion of long-term lease liability	1,874	531
Long-term
Operating lease liability	9,321	8,279
Finance lease liability	80	110
Total long-term lease liability	9,401	8,389
Total lease liability	$11,275	$8,920

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2022	2021	2022	2021
Operating lease cost	Cost of sales	$292	$196	$687	$340
Operating lease cost	Selling, general and administrative	41	86	211	170
Operating lease cost	Research, development and engineering	10	—	10	—
Finance lease cost	Cost of sales	1	1	3	4
Finance lease cost	Selling, general and administrative	18	2	53	6
Short-term lease cost	Cost of sales	—	107	—	183
Total lease cost		$362	$392	$964	$703

Future minimum lease payments under non-cancelable leases as of June 30, 2022, are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$517	$18	$535
2023	2,567	72	2,639
2024	2,167	52	2,219
2025	1,006	6	1,012
2026	889	6	895
Thereafter	8,751	1	8,752
Total lease payments	15,897	155	16,052
Less: Interest	4,770	7	4,777
Present value of lease liabilities	$11,127	$148	$11,275

Operating lease payments include $6.3 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

June 30, 2022
Weighted average remaining lease term
Operating leases	12.89 years
Finance leases	2.45 years
Weighted average discount rate
Operating leases	4.17%
Finance leases	4.17%

8. Income Taxes

Our effective tax rate is generally higher than the statutory rate due to the geographic mix of profit among the foreign and domestic jurisdictions in which we operate. For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $20,000 and $0.7 million, respectively. For the nine months ended June 30, 2022 and 2021, we recorded income tax expense of $0.8 million and $1.3 million, respectively. Tax expense for the nine months ended June 30, 2021 includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

At June 30, 2022 and September 30, 2021, the total amount of unrecognized tax benefits was approximately $1.0 million and $0.9 million, respectively. As of June 30, 2022 and September 30, 2021, we had an accrual for potential interest and penalties of approximately $0.7 million and $0.6 million, respectively, classified with income taxes payable long-term.

9. Equity and Stock-Based Compensation

Stock-based compensation expense was immaterial in all periods presented. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2022:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	608,269	$6.48
Granted	135,500	12.80
Exercised	(19,580)	5.67
Forfeited	(26,953)	7.08
Outstanding at end of period	697,236	$7.71
Exercisable at end of period	464,738	$6.66
Weighted average fair value of options granted during the period	$6.39

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Risk free interest rate	3%	2%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	57%	57%

2022 Stock Repurchase Plan

On February 10, 2022, our Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 16, 2022. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2022, we repurchased 143,430 shares of our Common Stock on the open market at a total cost of approximately $1.4 million (an average price of $9.78 per share). All repurchased shares have been retired. There were no repurchases during the quarter ended June 30, 2022, and $3.6 million remains available for repurchases.

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

10. Commitments and Contingencies

Purchase Obligations – As of June 30, 2022, we had unrecorded purchase obligations in the amount of $24.4 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

11. Reportable Segment Information

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Revenues:
Semiconductor	$15,135	$19,501	$61,484	$52,195
Material and Substrate	4,829	3,599	12,499	8,670
	$19,964	$23,100	$73,983	$60,865
Operating income (loss):
Semiconductor	$10,521	$2,114	$16,246	$5,976
Material and Substrate	1,156	333	1,991	14
Non-segment related	(2,115)	(1,243)	(4,840)	(3,561)
	$9,562	$1,204	$13,397	$2,429

	June 30, 2022	September 30, 2021
Identifiable Assets:
Semiconductor	$74,165	$70,631
Material and Substrate	21,286	19,541
Non-segment related*	35,255	26,741
	$130,706	$116,913

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

12. Major Customers and Foreign Sales

During the nine months ended June 30, 2022, two Semiconductor segment customers individually represented 17% and 10% of our net revenues. During the nine months ended June 30, 2021, two Semiconductor segment customers individually represented 17% and 14% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2022	2021
United States	24%	22%
Other	7%	3%
Total North America	31%	25%
China	19%	33%
Malaysia	8%	4%
Taiwan	13%	17%
Other	6%	9%
Total Asia	46%	63%
Germany	5%	4%
Austria	11%	1%
Other	7%	7%
Total Europe	23%	12%
	100%	100%

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

We anticipate that future investments will be required to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes investments in management information systems and capacity expansions at existing manufacturing facilities. In June 2022, we completed the sale of the real property where our manufacturing facility in Billerica, Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. During the two-year leaseback period, we will conduct a search for a new manufacturing facility more in line with the needs of our Semiconductor product lines. In the fourth quarter of 2021, we completed the move of our Shanghai facility to a new location. This new location increases our capacity and allows us to streamline our manufacturing processes, thus reducing our lead times. In addition, we are evaluating our management information systems and needs in order to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to fuel our future growth.

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

COVID-19 Update

On March 28, 2022, the Chinese government issued a mandatory shutdown in Shanghai, the location of one of our manufacturing facilities. The factory was allowed to partially reopen in May 2022 and fully reopened on June 1, 2022. After the reopening on June 1, 2022, the factory was able to operate near full capacity for the entire month of June. We estimate it will take at least two quarters to make up the shipments missed during the third quarter of fiscal 2022 as we work through our production, supply chain and logistics backlog. Given the uncertainty surrounding the COVID-19 pandemic, there can be no assurance that our Shanghai facility will be allowed to remain open on a consistent basis.

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

We recorded approximately $1.1 million of expense related to this incident, which is included in selling, general and administrative expenses, during the third quarter of fiscal 2021. The expense is primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cybersecurity. We filed an insurance claim during the fourth quarter of fiscal 2021 related to the incident. During the second quarter of 2022, we signed a final settlement agreement with our insurer resulting in total reimbursement of approximately $0.6 million, which included $0.4 million received during the quarter ended December 31, 2021 and $0.2 million received during the quarter ended March 31, 2022. No portion of the reimbursement remains outstanding as of June 30, 2022.

Segment Reporting Changes

Upon the acquisition of Intersurface Dynamics in the second quarter of 2021, we evaluated our organizational structure and concluded that we have two reportable segments following the acquisition. Our Material and Substrate segment includes our former SiC/LED segment in addition to Intersurface Dynamics from the date of acquisition.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of sales	70%	56%	64%	58%
Gross margin	30%	44%	36%	42%
Selling, general and administrative	36%	31%	28%	30%
Research, development and engineering	8%	7%	7%	8%
Gain on sale of fixed assets	(62)%	—%	(17)%	—%
Severance expense	—%	—%	—%	—%
Operating income	48%	6%	18%	4%
Interest income (expense) and other, net	3%	(1)%	1%	(1)%
Income before income taxes	51%	5%	19%	3%
Income tax provision	—%	3%	1%	2%
Net income	51%	2%	18%	1%

Net Revenue

Net revenue consists of revenue recognized upon shipment or installation of equipment. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity, which is generally ratable over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue, gross profit and operating income can be significantly impacted by the timing of system shipments and system acceptances.

Our net revenue by reportable segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2022	2021	Change	% Change	2022	2021	Change	% Change
Semiconductor	$15,135	$19,501	$(4,366)	(22)%	$61,484	$52,195	$9,289	18%
Material and Substrate	4,829	3,599	1,230	34%	12,499	8,670	3,829	44%
Total net revenue	$19,964	$23,100	$(3,136)	(14)%	$73,983	$60,865	$13,118	22%

Total net revenue for the three months ended June 30, 2022 and 2021 was $20.0 million and $23.1 million, respectively, a decrease of approximately $3.1 million or 14%. Our Semiconductor results for the third quarter of fiscal 2022 reflect the closure of our Shanghai manufacturing facility, which partially reopened in mid-May and fully reopened on June 1, 2022. The decrease in production from the Shanghai facility was partially offset by increased equipment shipments from our Billerica, Massachusetts facility. Material and Substrate revenue increased due to increased shipments of consumables resulting from capacity expansion and production increases by our customers.

Total net revenue for the nine months ended June 30, 2022 and 2021 was $74.0 million and $60.9 million, respectively, an increase of approximately $13.1 million or 22%. Revenue from the Semiconductor segment increased $9.3 million compared to the prior year period. This increase is primarily attributable to higher shipments across all our semi platforms during the 2022 period resulting from increased semiconductor demand. Revenue from our Material and Substrate segment increased $3.8 million due primarily to higher consumables sales in the 2022 period resulting from capacity expansion and production increases by our customers.

Orders and Backlog

New orders booked in the three and nine months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2022	2021	Change	% Change	2022	2021	Change	% Change
Semiconductor	$24,144	$26,607	$(2,463)	(9)%	$79,992	$71,741	$8,251	12%
Material and Substrate	6,001	4,254	1,747	41%	15,485	9,515	5,970	63%
Total new orders	$30,145	$30,861	$(716)	(2)%	$95,477	$81,256	$14,221	18%

Our backlog as of June 30, 2022 and 2021 was as follows (dollars in thousands):

	June 30,
Segment	2022	2021	Change	% Change
Semiconductor	$58,344	$32,388	$25,956	80%
Material and Substrate	4,387	1,907	2,480	130%
Total backlog	$62,731	$34,295	$28,436	83%

As of June 30, 2022, four Semiconductor segment customers individually accounted for 19%, 15%, 12% and 12% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2022. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2022	Gross Margin	2021	Gross Margin	Change	2022	Gross Margin	2021	Gross Margin	Change
Semiconductor	$3,590	24%	$8,599	44%	$(5,009)	$21,507	35%	$22,604	43%	$(1,097)
Material and Substrate	2,310	48%	1,480	41%	830	5,451	44%	2,715	31%	2,736
Total gross profit	$5,900	30%	$10,079	44%	$(4,179)	$26,958	36%	$25,319	42%	$1,639

Gross profit for the three months ended June 30, 2022 and 2021 was $5.9 million (30% of net revenue) and $10.1 million (44% of net revenue), respectively, a decrease of $4.2 million. Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment decreased compared to the three months ended June 30, 2021, due to the above-mentioned closure of our Shanghai manufacturing facility. This closure resulted in decreased utilization during the period as we continued to pay our employees while ceasing production entirely for the first eight weeks of the third quarter of fiscal 2022. Gross margin on products from our Material and Substrate segment increased compared to the three months ended June 30, 2021, due to higher consumables sales, which have higher margins than our equipment, and increased capacity utilization. We are experiencing increased material costs across all of our segments and expect this trend to continue through at least the end of fiscal 2022. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. Additionally, we have experienced rising labor costs across our divisions, and we expect this trend to continue, as the labor markets in which we operate remain competitive.

Gross profit for the nine months ended June 30, 2022 and 2021 was $27.0 million (36% of net revenue) and $25.3 million (42% of net revenue), respectively, an increase of $1.6 million. Gross margin on products from our Semiconductor segment decreased compared to the nine months ended June 30, 2021, due primarily to lower shipments from our Shanghai facility due to the government shutdown. Gross margin on products from our Material and Substrate segment increased compared to the nine months ended June 30, 2021, due primarily to improved capacity utilization resulting from higher consumable sales slightly offset by increased material costs.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2022 and 2021 were $7.2 million and $7.3 million, respectively. SG&A decreased slightly compared to the prior year quarter due primarily to a reduction in commissions due to lower sales in the fiscal 2022 period partially offset by an increase in employee-related expenses.

SG&A expenses for the nine months ended June 30, 2022 and 2021 were $21.0 million and $18.2 million, respectively. SG&A increased compared to the prior year period due primarily to increases in freight of approximately $1.8 million, driven by higher revenues and increased shipping rates, and $1.5 million of additional employee-related expenses.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2022 and 2021 were $1.6 million and $1.5 million, respectively, and $5.0 million and $4.6 million in the nine months ended June 30, 2022 and 2021. The increase during the nine-month period is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Severance Expenses

There was no severance expense recorded in the three and nine months ended June 30, 2022. We recorded severance expense of $71,000 in the three and nine months ended June 30, 2021. These one-time charges were the result of staff reductions at our Massachusetts operations as we evaluated staffing across our Semiconductor operations.

Income Taxes

Our effective tax rate is generally higher than the statutory rate due to the geographic mix of profit among the foreign and domestic jurisdictions in which we operate. For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $20,000 and $0.7 million, respectively. For the nine months ended June 30, 2022 and 2021, we recorded income tax expense of $0.8 million and $1.3 million, respectively. Tax expense for the nine months ended June 30, 2021, includes a benefit of approximately $0.3 million related to the reversal of previously recorded uncertain tax positions. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Nine Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$5,090	$(2,772)
Net cash provided by (used in) investing activities	19,583	(5,872)
Net cash (used in) provided by financing activities	(8,855)	864
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(441)	(250)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,377	(8,030)
Cash and cash equivalents, beginning of period	32,836	45,070
Cash, cash equivalents and restricted cash, end of period	$48,213	$37,040

Cash and Cash Flow

The increase in cash and cash equivalents from September 30, 2021 of $15.4 million was primarily due to the sale of the property in Massachusetts. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances.

Our working capital was $77.0 million as of June 30, 2022 and $65.8 million as of September 30, 2021. The increase in working capital occurred primarily due to increases in cash from the sale of the Billerica property as well as increases in inventory balances and related accounts payable in preparation to meet our shipment schedules for the next four quarters. Our ratio of current assets to current liabilities was 4.3:1 as of June 30, 2022, and 5.4:1 as of September 30, 2021.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was approximately $5.1 million for the nine months ended June 30, 2022, compared to $2.8 million of cash used in operating activities for the nine months ended June 30, 2021. During the nine months ended June 30, 2022, we received several large customer deposits, primarily related to orders of our horizontal diffusion and high temp furnaces, which are expected to ship over the next two quarters. During the 2022 period, our accounts receivable collections exceeded new accounts receivable, primarily due to the shutdown of our Shanghai facility. During the nine months ended June 30, 2021, we increased our inventory balances in preparation for shipments scheduled for the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022. Additionally, our accounts receivable increased during this period as most of our shipments occurred late in the third quarter and our customers generally have payment terms of 60-90 days.

Cash Flows from Investing Activities

For the nine months ended June 30, 2022, cash provided by investing activities was $19.6 million, compared to $5.9 million of cash used in investing activities for the nine months ended June 30, 2021. The fiscal 2022 amount consists of $19.9 million in proceeds from the sale of our real property in Billerica, Massachusetts as well as $0.3 million of capital expenditures. The fiscal 2021 amount includes $5.1 million net cash paid for the acquisition of Intersurface Dynamics in addition to $0.8 million of cash used for capital expenditures. We expect capital expenditures to increase throughout fiscal 2022 as we make targeted investments in our IT systems.

Cash Flows from Financing Activities

For the nine months ended June 30, 2022, $8.9 million of cash used in financing activities was comprised of $4.1 million of cash used for the repurchase of common stock and payments on long-term debt of $4.9 million, partially offset by $0.1 million of proceeds received from the exercise of stock options. Payments in long-term debt include the full repayment of the $4.5 million mortgage balance on the real property in Billerica, Massachusetts. For the nine months ended June 30, 2021, $0.9 million of cash provided by financing activities was comprised of approximately $1.1 million of proceeds received from the exercise of stock options, partially offset by payments on long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $24.4 million as of June 30, 2022, compared to $17.0 million as of September 30, 2021, an increase of $7.4 million. This increase is primarily attributable to investments made for inventory required to fulfill increased orders for upcoming shipments as well as strategic inventory purchases of long-lead time items.

Other than the repayment of the mortgage on the Billerica, Massachusetts property and the increase in purchase obligations, there were no other material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

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

We believe the critical accounting policies discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2021 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2022.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

On March 28, 2022, the Chinese government issued a mandatory shutdown in Shanghai, the location of one of our manufacturing facilities. The factory was allowed to partially reopen in May 2022 and fully reopened on June 1, 2022. After the reopening on June 1, 2022, the factory was able to operate at near full capacity for the entire month of June. We estimate it will take at least two quarters to make up the shipments missed during the third quarter of fiscal 2022 as we work through our production, supply chain and logistics backlog. Additionally, there can be no assurance that we will be allowed to remain open on a consistent basis. If additional shutdowns occur in the future or if we are unable to establish manufacturing alternatives, our business, financial condition and results of operations may be adversely impacted.

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

During the three months ended June 30, 2022, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

10.1†*	Purchase and Sale Agreement dated April 15, 2022, between BTU International, Inc. and Rhino Capital Advisors LLC					X

10.2	First Amendment to Purchase Agreement dated June 22, 2022, between BTU International, Inc. and MCP III 23 Esquire LLC					X

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.PRE	Inline Taxonomy Presentation Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

* Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 15, 2022
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)