Form 10-Q
period 2022-12-31
AMTECH SYSTEMS INC
filed 2023-02-08
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

At February 3, 2023, there were outstanding 14,023,534 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our material and substrate business segment; our ability to effectively integrate our acquisition of Entrepix, Inc., which we acquired in January 2023; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, including those related to the COVID-19 pandemic, the potential impacts of the COVID-19 pandemic, including ongoing logistical and supply chain challenges, and any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, including any future Chinese government mandated shutdown in Shanghai; risks of future cybersecurity incidents; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

You should not place undue reliance on these forward-looking statements. We cannot guarantee that any forward-looking statement will be realized, although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report. Achievement of future results is subject to events out of our control, risks, uncertainties and potentially inaccurate assumptions. The 2022 Form 10-K listed various important factors that could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from historical results and expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf. These factors can be found under the heading “Item 1A. Risk Factors” in our 2022 Form 10-K and investors should refer to them as well as the additional risk factors identified in this Quarterly Report. Because it is not possible to predict or identify all such factors, any such list cannot be considered a complete set of all potential risks or uncertainties.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC. As noted above, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of our 2022 Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

Unless the context indicates otherwise, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc., an Arizona corporation, together with its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	September 30, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$44,534	$46,874
Accounts receivable (less allowance for doubtful accounts of $147 and $114 at December 31, 2022 and September 30, 2022, respectively)	21,785	25,013
Inventories	28,236	25,488
Other current assets	4,890	5,561
Total current assets	99,445	102,936
Property, Plant and Equipment - Net	6,451	6,552
Right-of-Use Assets - Net	10,832	11,258
Intangible Assets - Net	733	758
Goodwill	11,168	11,168
Deferred Income Taxes - Net	114	79
Other Assets	794	783
Total Assets	$129,537	$133,534

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,835	$7,301
Accrued compensation and related taxes	2,923	4,109
Other accrued liabilities	2,722	1,771
Current maturities of finance lease liabilities and long-term debt	71	107
Current portion of long-term operating lease liabilities	2,134	2,101
Contract liabilities	6,955	7,231
Income taxes payable	19	6
Total current liabilities	21,659	22,626
Finance Lease Liabilities and Long-Term Debt	59	220
Long-Term Operating Lease Liabilities	8,937	9,395
Income Taxes Payable	2,551	2,849
Other Long-Term Liabilities	93	76
Total Liabilities	33,299	35,166
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,003,029 and 13,994,154 at December 31, 2022 and September 30, 2022, respectively	140	140
Additional paid-in capital	124,656	124,458
Accumulated other comprehensive loss	(1,351)	(1,767)
Retained deficit	(27,207)	(24,463)
Total Shareholders’ Equity	96,238	98,368
Total Liabilities and Shareholders’ Equity	$129,537	$133,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2022	2021
Revenues, net	$21,558	$26,463
Cost of sales	13,255	16,565
Gross profit	8,303	9,898

Selling, general and administrative	9,190	7,086
Research, development and engineering	1,393	1,572
Severance expense	400	—
Operating (loss) income	(2,680)	1,240
Interest expense and other, net	(68)	(83)
(Loss) income before income tax provision	(2,748)	1,157
Income tax (benefit) provision	(4)	160
Net (loss) income	$(2,744)	$997
(Loss) Income Per Share:
Net (loss) income per basic share	$(0.20)	$0.07
Net (loss) income per diluted share	$(0.20)	$0.07
Weighted average shares outstanding:
Basic	14,008	14,254
Diluted	14,008	14,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2022	2021
Net (loss) income	$(2,744)	$997
Foreign currency translation adjustment	416	237
Comprehensive (loss) income	$(2,328)	$1,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other		Total
	Shares	Par Value	Shares	Cost	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Deficit	Shareholders' Equity
Balance at September 30, 2021	14,304	$143	—	$—	$126,380	$14	$(40,903)	$85,634
Net income	—	—	—	—	—	—	997	997
Translation adjustment	—	—	—	—	—	237	—	237
Stock compensation expense	—	—	—	—	103	—	—	103
Repurchase of treasury stock	—	—	(291)	(2,713)	—	—	—	(2,713)
Retirement of treasury stock	(291)	(3)	291	2,713	(2,122)	—	(588)	—
Stock options exercised	12	—	—	—	69	—	—	69
Balance at December 31, 2021	14,025	$140	—	$—	$124,430	$251	$(40,494)	$84,327

Balance at September 30, 2022	13,994	$140	—	$—	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	—	—	416	—	416
Stock compensation expense	—	—	—	—	164	—	—	164
Stock options exercised	9	—	—	—	34	—	—	34
Balance at December 31, 2022	14,003	$140	—	$—	$124,656	$(1,351)	$(27,207)	$96,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2022	2021
Operating Activities
Net (loss) income	$(2,744)	$997
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	388	430
Write-down of inventory	48	120
Deferred income taxes	(35)	—
Non-cash stock compensation expense	164	103
Provision for (reversal of) allowance for doubtful accounts	35	(19)
Changes in operating assets and liabilities:
Accounts receivable	3,194	(2,683)
Inventories	(2,796)	(2,161)
Other assets	1,106	(207)
Accounts payable	(643)	1,979
Accrued income taxes	(284)	968
Accrued and other liabilities	(665)	140
Contract liabilities	(276)	2,822
Net cash (used in) provided by operating activities	(2,508)	2,489
Investing Activities
Purchases of property, plant and equipment	(224)	(45)
Net cash used in investing activities	(224)	(45)
Financing Activities
Proceeds from the exercise of stock options	34	69
Repurchase of common stock	—	(2,713)
Payments on long-term debt	(14)	(97)
Net cash provided by (used in) financing activities	20	(2,741)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	372	175
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,340)	(122)
Cash and Cash Equivalents, Beginning of Period	46,874	32,836
Cash, Cash Equivalents and Restricted Cash, End of Period	$44,534	$32,714
Supplemental Cash Flow Information:
Income tax payments, net	$378	$629
Interest paid	$2	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending or ended September 30, and the associated quarters, months, and periods of those fiscal years.

The consolidated results of operations for the three months ended December 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year.

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

On March 28, 2022, the Chinese government issued a mandatory shutdown in Shanghai, the location of one of our manufacturing facilities. The factory was allowed to partially reopen in May 2022 and was fully reopened on June 1, 2022. Upon reopening on June 1, 2022, the factory was able to operate at near full capacity for the entire month of June. We were able to make up the shipments missed in the fourth quarter of fiscal 2022 and are now operating at normal capacity levels. Additionally, given the uncertainty surrounding the COVID-19 pandemic and the emergence of variations thereof, there can be no assurance that this facility will be allowed to remain open on a consistent basis in the future.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits as of December 31, 2022 and September 30, 2022. Of the $7.2 million contract liabilities recorded at September 30, 2022, $0.6 million was recorded as revenue for the three months ended December 31, 2022.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized, generally upon shipment or acceptance, as determined under the revenue recognition policy above. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2022, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense. Our accrued warranty expense is less than $1.0 million in all periods presented and is included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.6 million and $1.2 million for the three months ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, one Semiconductor segment customer individually represented 14% of accounts receivable. As of September 30, 2022, one Semiconductor segment customer individually represented 12% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 83% and 84% of total cash balances as of December 31, 2022 and September 30, 2022, respectively, are primarily invested in AAA-rated U.S Treasury and U.S. Government Agency repo money market mutual funds, which have a constant net asset value and consist of direct U.S. Treasuries and/or U.S. Government Agencies with repurchase agreements backed by U.S. Treasury or U.S. Government Agency collateral only, or are in financial institutions insured by the FDIC. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 9 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or effective as of December 31, 2022 that had or are expected to have a material impact on our consolidated financial statements.

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

For the three months ended December 31, 2022 and 2021, options for 259,000 and 47,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(2,744)	$997

Denominator:
Weighted-average shares used to compute basic EPS	14,008	14,254
Common stock equivalents (1)	—	231
Weighted-average shares used to compute diluted EPS	14,008	14,485

(Loss) income per share:
Net (loss) income per basic share	$(0.20)	$0.07
Net (loss) income per diluted share	$(0.20)	$0.07

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

3. Inventories

The components of inventories are as follows, in thousands:

	December 31, 2022	September 30, 2022
Purchased parts and raw materials	$15,918	$15,377
Work-in-process	8,065	6,146
Finished goods	4,253	3,965
	$28,236	$25,488

4. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	December 31, 2022	September 30, 2022
Assets
Right-of-use assets - operating	$10,832	$11,258
Right-of-use assets - finance	131	149
Total right-of-use assets	$10,963	$11,407
Liabilities
Current
Operating lease liabilities	$2,134	$2,101
Finance lease liabilities	71	71
Total current portion of long-term lease liabilities	2,205	2,172
Long-term
Operating lease liabilities	8,937	9,395
Finance lease liabilities	59	76
Total long-term lease liabilities	8,996	9,471
Total lease liabilities	$11,201	$11,643

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended December 31,
Lease cost	Classification	2022	2021
Operating lease cost	Cost of sales	$461	$197
Operating lease cost	Selling, general and administrative	177	84
Operating lease cost	Research, development and engineering	3	—
Finance lease cost	Cost of sales	1	1
Finance lease cost	Selling, general and administrative	18	16
Short-term lease cost	Cost of sales	8	—
Total lease cost		$668	$298

Future minimum lease payments under non-cancelable leases as of December 31, 2022, are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$1,917	$57	$1,974
2024	2,158	57	2,215
2025	997	9	1,006
2026	871	9	880
2027	782	3	785
Thereafter	7,892	—	7,892
Total lease payments	14,617	135	14,752
Less: Interest	3,546	5	3,551
Present value of lease liabilities	$11,071	$130	$11,201

Operating lease payments include $6.3 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	December 31, 2022	September 30, 2022
Weighted average remaining lease term
Operating leases	12.77 years	12.65 years
Finance leases	2.25 years	2.45 years
Weighted average discount rate
Operating leases	4.17%	4.17%
Finance leases	4.17%	4.17%

5. Income Taxes

Income Tax (Benefit) Provision

Our effective tax rate was 0.1% and 13.8% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 differs from the U.S. statutory tax rate of 21% primarily due to higher state taxes partially offset by lower taxes in foreign jurisdictions. For the three months ended December 31, 2022 and 2021, we recorded an income tax benefit of $4,000 and income tax expense of $0.2 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Deferred Income Taxes and Valuation Allowance

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

6. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.1 million in the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2022:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	589,341	$8.06
Granted	111,500	9.27
Exercised	(8,875)	3.80
Forfeited	(2,000)	9.27
Outstanding at end of period	689,966	$8.31
Exercisable at end of period	451,221	$7.41
Weighted average fair value of options granted during the period	$4.81

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Risk free interest rate	4%	1%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	56%	57%

2022 Stock Repurchase Plan

On February 10, 2022, our Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 16, 2022. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2022, we repurchased 143,430 shares of our Common Stock on the open market at a total cost of approximately $1.4 million (an average price of $9.78 per share). All repurchased shares have been retired. There were no repurchases during the quarter ended December 31, 2022, and $3.6 million remains available for repurchases.

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

7. Commitments and Contingencies

Purchase Obligations – As of December 31, 2022, we had unrecorded purchase obligations in the amount of $19.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

8. Reportable Segments

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended December 31,
	2022	2021
Net Revenues:
Semiconductor	$16,887	$22,765
Material and Substrate	4,671	3,698
	$21,558	$26,463
Operating income (loss):
Semiconductor	$869	$2,357
Material and Substrate	633	181
Non-segment related	(4,182)	(1,298)
	$(2,680)	$1,240

	December 31, 2022	September 30, 2022
Identifiable Assets:
Semiconductor	$73,517	$75,622
Material and Substrate	21,606	22,032
Non-segment related*	34,414	35,880
	$129,537	$133,534

* Non-segment related assets include cash, property, and other assets.

Goodwill and other long-lived assets

We review our long-lived assets, including goodwill, for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Notes 1 and 11 of our Annual Report on Form 10-K for the year ended September 30, 2022.

9. Major Customers and Foreign Sales

During the three months ended December 31, 2022, one Semiconductor segment customer individually represented 11% of our net revenues. During the three months ended December 31, 2021, one Semiconductor segment customer individually represented 20% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2022	2021
United States	26%	18%
Canada	8%	5%
Mexico	6%	1%
Other	4%	3%
Total Americas	44%	27%
China	17%	20%
Malaysia	4%	9%
Taiwan	6%	9%
Other	4%	9%
Total Asia	31%	47%
Germany	4%	10%
Austria	11%	8%
Other	10%	8%
Total Europe	25%	26%
	100%	100%

10. Subsequent Events

Merger Agreement

On January 17, 2023, we acquired 100% of the issued and outstanding shares of capital stock of Entrepix, Inc., an Arizona corporation (“Entrepix”), which primarily manufactures chemical mechanical polishing (“CMP”) technology, through a reverse triangular merger resulting in Entrepix becoming a wholly owned subsidiary of Amtech. Entrepix’s CMP technology portfolio and water cleaning equipment will complement our existing substrate polishing and wet process chemical offerings. The acquisition was consummated pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated January 17, 2023, by and among Amtech, Emerald Merger Sub, Inc., an Arizona corporation and wholly owned subsidiary of Amtech (“Merger Sub”), Entrepix, Timothy P. Tobin, solely in his capacity as the shareholders’ representative, and the Key Shareholders (as defined in the Merger Agreement). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Entrepix (the “Merger”), with Entrepix surviving the Merger as a direct, wholly owned subsidiary of Amtech. At the closing of the Merger on January 17, 2023 (the “Closing”), we paid a purchase price of $35.0 million, subject to certain customary purchase price adjustments. We used cash on hand and the net proceeds from the Term Loan (as described below) to pay the purchase price at the Closing. The purchase accounting is not yet finalized.

The Merger Agreement includes representations, warranties and covenants of the parties that are customary for a transaction of this nature. The Merger Agreement also contains certain indemnification obligations with respect to breaches of representations and warranties and certain other specified matters. To provide for losses for which we would not otherwise be able to seek indemnification from Entrepix under the Merger Agreement, we purchased a buyer-side representations and warranties insurance policy (the “R&W Policy”), which R&W Policy was issued as of the Closing, and which will be our primary recourse with respect to any breaches of Entrepix’s representations and warranties. The R&W Policy is subject to coverage limitations and certain customary terms, exclusions and deductibles, which limit our ability to make recoveries under the R&W Policy.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “LSA”) by and among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., (collectively the “Borrowers”) and UMB Bank, N.A., national banking association (the “Lender”). The LSA provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. As of the date of this filing, no amounts have been borrowed against the Revolver, and the full amount of the Term Loan is outstanding.

The Term Loan and Revolver are secured by a first priority lien on substantially all of the Borrowers’ assets (other than certain customary excluded assets) and the LSA contains customary events of default, representations and warranties, and covenants that restrict the Borrowers’ ability to, among other things, incur additional indebtedness, other than permitted indebtedness, enter into mergers or acquisitions, sell or otherwise dispose of assets, or pay dividends, subject to customary exceptions.

The LSA additionally contains financial covenants such that, as of the end of each of its fiscal quarters, beginning March 31, 2023, the Borrowers must maintain (i) a ratio of consolidated debt owed to Lender to consolidated EBITDA (as defined in the LSA) for such fiscal quarter, of not greater than 1.50 to 1.00, through December 31, 2024, based on a building 4 quarters (as described in the LSA), and then 1.00 to 1.00 each fiscal quarter thereafter, (ii) a ratio of (a) the total for such fiscal quarter of EBITDAR (as defined in the LSA) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the LSA) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the LSA) plus (2) required payments of principal on Debt (as defined in the LSA) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense, of not less than 1.30 to 1.00 based on a building 4 quarters (as described in the LSA), and (iii) a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million.

Stock Repurchase Program

On February 7, 2023, the Board approved a stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”).

Overview

We are a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing, and related consumables used in fabricating semiconductor devices, such as silicon carbide (“SiC”) and silicon power, analog and discrete devices, and electronic assemblies and modules focusing on enabling technologies for electric vehicles (EV) and clean technology (CleanTech) applications. We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We operate in two reportable segments, based primarily on the industry they serve: (i) Semiconductor and (ii) Material and Substrate. In our Semiconductor segment, we supply thermal processing equipment, including solder reflow ovens, horizontal diffusion furnaces and custom high-temp belt furnaces for use by semiconductor, electronics and electro/mechanical assembly manufacturers. Our semiconductor customers are primarily manufacturers of integrated circuits and optoelectronic sensors and discrete (“O-S-D”) components used in analog, power and radio frequency (“RF”). In our Material and Substrate segment, we produce substrate consumables, chemicals and machinery for lapping (fine abrading) and polishing of materials, such as silicon wafers for semiconductor products, sapphire wafers for LED applications, and compound substrates, like silicon carbide wafers, for power device applications.

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

•
300mm Horizontal Diffusion Furnace – We have a highly successful and proven 300mm horizontal diffusion furnace solution used for power semiconductor device manufacturing applications. We have a strong foundation with the leading 300mm power chip manufacturer. We believe we have a strong opportunity to continue expanding our customer base and grow revenue with our 300mm solution.

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

We anticipate future investments will be required to meet the expected demand from the growing markets we serve to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes additional investments in capacity expansion, talent, and management information systems. In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. During the two-year leaseback period, we will conduct a search for a new manufacturing facility more in line with the needs of our Semiconductor product lines. In the fourth quarter of 2021, we completed the move of our Shanghai facility to a new location. This new location increases our capacity and allows us to streamline our manufacturing processes, thus reducing our lead times. In addition, we are evaluating our management information systems and needs in order to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

In addition to investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify complimentary and synergistic acquisition targets in the Semiconductor and SiC growth environments and to execute transactions and integrations to provide for value creating, profitable growth in both the short-term and long-term. On March 3, 2021, we acquired Intersurface Dynamics, a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics. On January 17, 2023, we acquired Entrepix, an Arizona-based expert in chemical mechanical polishing (CMP) and wafer cleaning. As of the date of the filing of this Quarterly Report, we do not have an agreement to acquire any additional acquisition target.

COVID-19 Update

On March 28, 2022, the Chinese government issued a mandatory shutdown in Shanghai, the location of one of our manufacturing facilities. The factory was allowed to partially reopen in May 2022 and fully reopened on June 1, 2022. After such reopening, the factory was able to operate near full capacity for the entire month of June. We were able to make up the shipments missed in the fourth quarter of fiscal 2022 and are now operating at normal capacity levels. Given the uncertainty surrounding the COVID-19 pandemic, there can be no assurance that our Shanghai facility will be allowed to remain open on a consistent basis.

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

We recorded approximately $1.1 million of expense related to this incident, which is included in selling, general and administrative expenses, during the third quarter of fiscal 2021. The expense is primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cybersecurity. We filed an insurance claim during the fourth quarter of fiscal

2021 related to the incident. During the second quarter of 2022, we signed a final settlement agreement with our insurer resulting in total reimbursement of approximately $0.6 million, which included $0.4 million received during the quarter ended December 31, 2021 and $0.2 million received during the quarter ended March 31, 2022. No portion of the reimbursement remains outstanding as of December 31, 2022.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2022	2021
Net revenue	100%	100%
Cost of sales	61%	63%
Gross margin	39%	37%
Selling, general and administrative	43%	26%
Research, development and engineering	6%	6%
Severance expense	2%	—%
Operating (loss) income	(12)%	5%
Interest expense and other, net	—%	—%
(Loss) income before income taxes	(12)%	5%
Income tax provision	—%	1%
Net (loss) income	(12)%	4%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2022	2021	Change	% Change
Semiconductor	$16,887	$22,765	$(5,878)	(26)%
Material and Substrate	4,671	3,698	973	26%
Total net revenue	$21,558	$26,463	$(4,905)	(19)%

Total net revenue for the three months ended December 31, 2022 and 2021 was $21.6 million and $26.5 million, respectively, a decrease of approximately $4.9 million or 19%. Our Semiconductor results for the first quarter of fiscal 2023 reflect a decrease in production from our Shanghai facility as well as lower shipments of our diffusion furnaces. Material and Substrate revenue increased due to increased shipments of consumables resulting from capacity expansion and production increases by our customers.

Orders and Backlog

New orders booked in the three months ended December 31, 2022 and 2021 were as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2022	2021	Change	% Change
Semiconductor	$21,084	$27,809	$(6,725)	(24)%
Material and Substrate	4,145	3,828	317	8%
Total new orders	$25,229	$31,637	$(6,408)	(20)%

Our backlog as of December 31, 2022 and 2021 was as follows, dollars in thousands:

	December 31,
Segment	2022	2021	Change	% Change
Semiconductor	$52,209	$46,921	$5,288	11%
Material and Substrate	2,243	1,531	712	47%
Total backlog	$54,452	$48,452	$6,000	12%

As of December 31, 2022, three Semiconductor segment customers individually accounted for 28%, 15% and 11% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2022. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue. Our gross profit and gross margin by business segment were as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2022	Gross Margin	2021	Gross Margin	Change
Semiconductor	$6,172	37%	$8,662	38%	$(2,490)
Material and Substrate	2,131	46%	1,236	33%	895
Total gross profit	$8,303	39%	$9,898	37%	$(1,595)

Gross profit for the three months ended December 31, 2022 and 2021 was $8.3 million (39% of net revenue) and $9.9 million (37% of net revenue), respectively, a decrease of $1.6 million. Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross margin on products from our Semiconductor segment was consistent between periods. Gross margin on products from our Material and Substrate segment increased compared to the three months ended December 31, 2021, due to higher consumables sales, which have higher margins than our equipment, and increased capacity utilization. We are experiencing increased material costs across all of our segments and expect this trend to continue through at least the first half of fiscal 2023. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. Additionally, we have experienced rising labor costs across our divisions, and we expect this trend to continue, as the labor markets in which we operate remain competitive.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2022 and 2021 were $9.2 million and $7.1 million, respectively. SG&A increased compared to the prior year quarter due primarily to $1.4 million of transaction expenses related to the acquisition of Entrepix, Inc., which was completed in the second quarter of fiscal 2023.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2022 and 2021 were $1.4 million and $1.6 million, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Severance Expenses

We recorded severance expense of $0.4 million in the three months ended December 31, 2022. This one-time charge relates to the retirement of our founder, Mr. J.S. Whang. There was no severance expense recorded in the three months ended December 31, 2021.

Income Taxes

Our effective tax rate was 0.1% and 13.8% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 differs from the U.S. statutory tax rate of 21% primarily due to higher state taxes partially offset by lower taxes in foreign jurisdictions. For the three months ended December 31, 2022 and 2021, we recorded an income tax benefit of $4,000 and income tax expense of $0.2 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Three Months Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(2,508)	$2,489
Net cash used in investing activities	(224)	(45)
Net cash provided by (used in) financing activities	20	(2,741)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	372	175
Net decrease in cash, cash equivalents and restricted cash	(2,340)	(122)
Cash and cash equivalents, beginning of period	46,874	32,836
Cash, cash equivalents and restricted cash, end of period	$44,534	$32,714

Cash and Cash Flow

The decrease in cash and cash equivalents from September 30, 2022 of $2.3 million was primarily due to the net loss in the current year period, as we incurred $1.4 million in acquisition-related expenses. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $77.8 million as of December 31, 2022 and $80.3 million as of September 30, 2022. The decrease in working capital was primarily due to the decrease in cash as well as a decrease in accounts receivable, as we collected customer payments that were not offset with new receivables. Our ratio of current assets to current liabilities was 4.6:1 as of December 31, 2022, and 4.5:1 as of September 30, 2022.

During periods of weakening demand, we typically generate cash from operating activities. Conversely, we are more likely to use operating cash flows for working capital requirements during periods of higher growth. The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which includes common stock sold in private transactions and public offerings, the incurrence of long-term debt and customer deposits. There can be no assurance that we can raise such additional capital resources when needed or on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months. We have never paid dividends on our common stock.

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $2.5 million for the three months ended December 31, 2022, compared to $2.5 million provided by operating activities for the three months ended December 31, 2021. During the first quarter of fiscal 2023, our accounts receivable collections exceeded new accounts receivable, primarily due to the slowdown at our Shanghai facility. During the three months ended December 31, 2021, we increased our inventory balances in preparation for shipments scheduled for the second, third and fourth quarters of fiscal 2022. Additionally, our accounts receivable increased during this period as most of our shipments occurred late in the first quarter of fiscal 2022 and our customers generally have payment terms of 60-90 days.

Cash Flows from Investing Activities

Cash used in investing activities was $0.2 million and less than $0.1 million in the three month periods ended December 31, 2022 and 2021, respectively. Both periods consist solely of capital expenditures. We expect capital expenditures to increase throughout fiscal 2023 as we make targeted investments in our IT systems.

Cash Flows from Financing Activities

For the three months ended December 31, 2022, cash provided by financing activities was less than $0.1 million, comprised of proceeds received from the exercise of stock options partially offset by payments on long-term debt. For the three months ended December 31, 2021, $2.7 million of cash used in financing activities was comprised of $2.7 million of cash used for the repurchase of common stock and payments on long-term debt of $97,000, partially offset by $69,000 of proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $19.5 million as of December 31, 2022, compared to $20.0 million as of September 30, 2022, a decrease of $0.5 million.

Subsequent to the end of our fiscal quarter ended December 31, 2022, we entered into a Loan and Security Agreement with UMB Bank. See Note 10 “Subsequent Events” of our condensed consolidated financial statements for a description of this credit facility. There were no other material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Critical Accounting Estimates

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

A critical accounting estimate is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our 2022 Form 10-K. We believe our critical accounting estimates relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2022 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended December 31, 2022.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 7 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2022 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2022 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

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

During the three months ended December 31, 2022, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

10.1*

Agreement and Plan of Merger, dated January 17, 2023, by and among the Registrant, Emerald Merger Sub, Inc., an Arizona corporation and wholly owned subsidiary of the Registrant, Entrepix, Inc., an Arizona corporation, Timothy P. Tobin, solely in his capacity as the shareholders’ representative, and the Key Shareholders (as defined in the Agreement and Plan of Merger).

X

10.2*

Loan and Security Agreement, dated as of January 17, 2023, by and among the Registrant, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., an Arizona corporation, as borrowers, and UMB Bank, N.A., national banking association, as lender.

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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 8, 2023
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)