Form 10-Q
period 2023-03-31
AMTECH SYSTEMS INC
filed 2023-05-10
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

At May 5, 2023, there were outstanding 14,046,535 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our material and substrate business segment; our ability to effectively integrate our acquisition of Entrepix, Inc., which we acquired in January 2023; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, including those related to the COVID-19 pandemic, the potential impacts of the COVID-19 pandemic, including ongoing logistical and supply chain challenges, and any future pandemic on our business operations, financial results and financial position; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, including any future Chinese government mandated shutdown in Shanghai; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2023	September 30, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$17,733	$46,874
Accounts receivable (less allowance for doubtful accounts of $314 and $114 at March 31, 2023 and September 30, 2022, respectively)	29,427	25,013
Inventories	35,285	25,488
Other current assets	4,416	5,561
Total current assets	86,861	102,936
Property, Plant and Equipment - Net	8,740	6,552
Right-of-Use Assets - Net	12,448	11,258
Intangible Assets - Net	12,563	758
Goodwill	29,257	11,168
Deferred Income Taxes - Net	87	79
Other Assets	1,046	783
Total Assets	$151,002	$133,534

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,556	$7,301
Accrued compensation and related taxes	2,949	4,109
Other accrued liabilities	2,815	1,771
Current maturities of finance lease liabilities and long-term debt	2,202	107
Current portion of long-term operating lease liabilities	2,771	2,101
Contract liabilities	9,661	7,231
Income taxes payable	712	6
Total current liabilities	28,666	22,626
Finance Lease Liabilities and Long-Term Debt	9,530	220
Long-Term Operating Lease Liabilities	9,953	9,395
Income Taxes Payable	2,445	2,849
Other Long-Term Liabilities	111	76
Total Liabilities	50,705	35,166
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,039,334 and 13,994,154 at March 31, 2023 and September 30, 2022, respectively	140	140
Additional paid-in capital	125,127	124,458
Accumulated other comprehensive loss	(967)	(1,767)
Retained deficit	(24,003)	(24,463)
Total Shareholders’ Equity	100,297	98,368
Total Liabilities and Shareholders’ Equity	$151,002	$133,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues, net	$33,310	$27,556	$54,868	$54,019
Cost of sales	19,840	16,396	33,095	32,961
Gross profit	13,470	11,160	21,773	21,058

Selling, general and administrative	11,434	6,765	20,624	13,851
Research, development and engineering	1,517	1,800	2,910	3,372
Severance expense	—	—	400	—
Operating income (loss)	519	2,595	(2,161)	3,835
Interest (expense) income and other, net	(261)	30	(329)	(53)
Income (loss) before income tax provision	258	2,625	(2,490)	3,782
Income tax (benefit) provision	(2,946)	660	(2,950)	820
Net income	$3,204	$1,965	$460	$2,962
Income Per Share:
Net income per basic share	$0.23	$0.14	$0.03	$0.21
Net income per diluted share	$0.23	$0.14	$0.03	$0.21
Weighted average shares outstanding:
Basic	14,028	13,979	14,018	14,118
Diluted	14,157	14,144	14,142	14,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$3,204	$1,965	$460	$2,962
Foreign currency translation adjustment	384	102	800	339
Comprehensive income	$3,588	$2,067	$1,260	$3,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other		Total
	Shares	Par Value	Shares	Cost	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Deficit	Shareholders' Equity
Balance at September 30, 2021	14,304	$143	—	$—	$126,380	$14	$(40,903)	$85,634
Net income	—	—	—	—	—	—	997	997
Translation adjustment	—	—	—	—	—	237	—	237
Stock compensation expense	—	—	—	—	103	—	—	103
Repurchase of treasury stock	—	—	(291)	(2,713)	—	—	—	(2,713)
Retirement of treasury stock	(291)	(3)	291	2,713	(2,122)	—	(588)	—
Stock options exercised	12	—	—	—	69	—	—	69
Balance at December 31, 2021	14,025	140	—	—	124,430	251	(40,494)	84,327
Net income	—	—	—	—	—	—	1,965	1,965
Translation adjustment	—	—	—	—	—	102	—	102
Stock compensation expense	—	—	—	—	137	—	—	137
Repurchase of treasury stock	—	—	(143)	(1,402)	—	—	—	(1,402)
Retirement of treasury stock	(143)	(1)	143	1,402	(1,062)	—	(339)	—
Stock options exercised	5	—	—	—	29	—	—	29
Balance at March 31, 2022	13,887	$139	—	$—	$123,534	$353	$(38,868)	$85,158

Balance at September 30, 2022	13,994	$140	—	$—	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	—	—	416	—	416
Stock compensation expense	—	—	—	—	164	—	—	164
Stock options exercised	9	—	—	—	34	—	—	34
Balance at December 31, 2022	14,003	140	—	—	124,656	(1,351)	(27,207)	96,238
Net income	—	—	—	—	—	—	3,204	3,204
Translation adjustment	—	—	—	—	—	384	—	384
Stock compensation expense	—	—	—	—	174	—	—	174
Stock options exercised	36	—	—	—	297	—	—	297
Balance at March 31, 2023	14,039	$140	—	$—	$125,127	$(967)	$(24,003)	$100,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2023	2022
Operating Activities
Net income	$460	$2,962
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,887	864
Write-down of inventory	517	115
Deferred income taxes	(3,172)	—
Non-cash share-based compensation expense	338	240
Provision for allowance for doubtful accounts	156	41
Other, net	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,113	(8,321)
Inventories	(4,631)	(2,433)
Other assets	2,215	(788)
Accounts payable	(1,497)	1,407
Accrued income taxes	(1,192)	1,272
Accrued and other liabilities	(2,289)	331
Contract liabilities	768	3,951
Net cash used in operating activities	(5,327)	(361)
Investing Activities
Purchases of property, plant and equipment	(976)	(125)
Acquisition, net of cash and cash equivalents acquired	(35,498)	—
Net cash used in investing activities	(36,474)	(125)
Financing Activities
Proceeds from the exercise of stock options	331	98
Repurchase of common stock	—	(4,115)
Payments on long-term debt	(412)	(198)
Borrowings on long-term debt	12,000	—
Net cash provided by (used in) financing activities	11,919	(4,215)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	741	286
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(29,141)	(4,415)
Cash and Cash Equivalents, Beginning of Period	46,874	32,836
Cash, Cash Equivalents and Restricted Cash, End of Period	$17,733	$28,421
Supplemental Cash Flow Information:
Income tax (payments) refunds, net	$(1,529)	$250
Interest paid	$94	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

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

The consolidated results of operations for the three and six months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash – Restricted cash includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Our restricted cash at March 31, 2022 was $0.5 million.

Intangible Assets – Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), finite-lived intangible assets are stated at acquisition-date fair value. Intangible assets are amortized using the straight-line method over their estimated useful life. We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets. Patent costs consist primarily of legal and filing fees incurred to file patents on proprietary methods and technology we developed. Patent costs are expensed when incurred, as they are insignificant.

Goodwill – The Company accounts for goodwill under ASC 350. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is a potential impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit).

Long-lived assets – We review our long-lived assets for impairment at least annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additional information on impairment testing of long-lived assets can be found in Notes 1 and 11 of our Annual Report on Form 10-K for the year ended September 30, 2022.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits as of March 31, 2023 and September 30, 2022. Of the $7.2 million contract liabilities recorded at September 30, 2022, $0.8 million and $1.4 million was recorded as revenue for the three and six months ended March 31, 2023, respectively.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized, generally upon shipment or acceptance, as determined under our revenue recognition policy. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31, 2023, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense. Our accrued warranty expense is $1.1 million at March 31, 2023 and $0.9 million at September 30, 2022. Our accrued warranty expense is included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and $1.4 million and $1.8 million for the six months ended March 31, 2023 and 2022, respectively.

Concentrations of Credit Risk – Our customers consist of semiconductor manufacturers worldwide, as well as customers in the lapping and polishing marketplace. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. Credit risk is managed by performing ongoing credit evaluations of the customers’ financial condition, by requiring significant deposits where appropriate, and by actively monitoring collections. Letters of credit are required of certain customers depending on the size of the order, type of customer or its creditworthiness, and country of domicile.

As of March 31, 2023, two Semiconductor segment customers individually represented 19% and 12% of accounts receivable. As of September 30, 2022, one Semiconductor segment customer individually represented 12% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 67% and 84% of total cash balances as of March 31, 2023 and September 30, 2022, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 11 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Impact of Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We adopted the amendments in ASU 2021-08 as of October 1, 2022, without a material impact on our unaudited condensed consolidated financial statements.

There were no other new accounting pronouncements issued or effective as of March 31, 2023 that had or are expected to have a material impact on our consolidated financial statements.

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

A summary of the corrections to previously reported condensed consolidated statements of operations is as follows:

	Six Months Ended March 31, 2022
	As Reported	Adjustment	As Corrected
Revenues, net	$55,908	$(1,889)	$54,019
Gross profit	$22,947	$(1,889)	$21,058
Selling, general and administrative	$15,740	$(1,889)	$13,851

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Corrected
Revenues, net	$28,579	$(1,023)	$27,556
Gross profit	$12,183	$(1,023)	$11,160
Selling, general and administrative	$7,788	$(1,023)	$6,765

	Three Months Ended December 31, 2021
	As Reported	Adjustment	As Corrected
Revenues, net	$27,329	$(866)	$26,463
Gross profit	$10,764	$(866)	$9,898
Selling, general and administrative	$7,952	$(866)	$7,086

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	March 31, 2023	September 30, 2022
Senior revolving credit facility	$—	$—
Term loan	11,620	—
Finance leases	112	147
Equipment finance	—	180
Total	11,732	327
Less: current portion of finance lease liabilities and long-term debt	(2,202)	(107)
Finance Lease Liabilities and Long-Term Debt	$9,530	$220

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “LSA”) by and among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., (collectively the “Borrowers”) and UMB Bank, N.A., national banking association (the “Lender”). The LSA provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. The recorded amount of the Term Loan has an interest rate of 6.38%. The Revolver has a floating per annum rate of interest equal to the Prime Rate, adjusted daily. Under the LSA, we are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of March 31, 2023, no amounts were borrowed against the Revolver.

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

The LSA additionally contains financial covenants such that, as of the end of each of their fiscal quarters, beginning March 31, 2023, the Borrowers must maintain (i) a ratio of consolidated debt owed to Lender to consolidated EBITDA

(as defined in the LSA) for such fiscal quarter, of not greater than 1.50 to 1.00, through December 31, 2024, based on a building 4 quarters (as described in the LSA), and then 1.00 to 1.00 each fiscal quarter thereafter, (ii) a ratio of (a) the total for such fiscal quarter of EBITDAR (as defined in the LSA) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the LSA) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the LSA) plus (2) required payments of principal on Debt (as defined in the LSA) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense, of not less than 1.30 to 1.00 based on a building 4 quarters (as described in the LSA), and (iii) a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million.

Finance Lease Obligations

Our finance lease obligations totaled $0.1 million as of March 31, 2023 and September 30, 2022.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022. Further, see Note 6 for additional information.

3. Acquisition

Entrepix Merger

On January 17, 2023 (the “Closing Date”), the Company acquired 100% of the issued and outstanding shares of capital stock of Entrepix, Inc., an Arizona corporation (“Entrepix”), which primarily manufactures chemical mechanical polishing (“CMP”) technology, through a reverse triangular merger. Entrepix’s CMP technology portfolio and water cleaning equipment will complement our existing substrate polishing and wet process chemical offerings. Pursuant to the terms and conditions of the Agreement and Plan of Merger dated January 17, 2023 (the “Merger Agreement”), Emerald Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) merged with and into Entrepix (the “Merger”), resulting in Entrepix surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Acquisition” or “Transaction”).

On the Closing Date, in connection with the Merger Agreement and in contemplation of the Transaction, the Company entered into a Loan and Security Agreement with UMB Bank, N.A., under which the Lender provided the Company with (i) a $12.0 million term loan maturing January 17, 2028, and (ii) an $8.0 million revolving loan facility maturing January 17, 2024 (see Note 2). The proceeds of the Term Loan were used to partially fund the Transaction.

The Acquisition is accounted for using the acquisition method of accounting for business combinations under FASB Accounting Standard Codification Topic No. 805, Business Combinations (“ASC 805”), with Amtech representing the accounting acquirer under this guidance.

Summary of Consideration Transferred

The total consideration for the Acquisition was $39.8 million, consisting of $35.8 million cash consideration to the sellers and $4.0 million cash paid for debt and Entrepix transaction costs.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as deeper penetration into an overlapping customer base, complementary product offerings, and cost redundancy reductions. In accordance with the measurement principles in FASB Accountings Standard Codification Topic No. 820, Fair Value Measurement, the purchase consideration for the Acquisition has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including a residual amount of goodwill, none of which is deductible for tax purposes. Amtech’s acquisition costs incurred were $2.0 million for the six months ended March 31, 2023, and were recorded as “General and administrative expenses” in the accompanying Condensed Consolidated

Statements of Operations. The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed, in thousands:

Fair value of total cash consideration transferred	$39,787
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,289
Accounts receivable, net	5,681
Inventories	5,683
Other current assets	179
Property, plant, and equipment	2,051
Right-of-use assets	2,246
Intangible assets	12,800
Goodwill	18,089
Other assets	31
Total assets acquired	51,049
Accounts payable	1,574
Other accrued liabilities	1,170
Contract liabilities	1,662
Income taxes payable	1,447
Current portion of long-term operating lease liabilities	515
Long-term operating lease liabilities	1,730
Deferred tax liability	3,164
Total liabilities assumed	11,262
Net assets acquired	$39,787

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. In accordance with ASC 805, the Company has up to one year from the acquisition date (referred to as the measurement period) to account for changes in the fair values of the identifiable assets acquired and the liabilities assumed in the acquired entity. As of the issuance of the condensed consolidated financial statements for the period ended March 31, 2023, the Company has not finalized its calculation of consideration transferred, intangible assets, deferred tax assets or liabilities, income taxes payable, and the resulting adjustments to goodwill. The calculation of consideration is pending the finalization of working capital adjustments. Intangible assets will be finalized pending management’s final review of the third party valuation report, and the tax-related items will be finalized pending a consolidated analysis of the combined tax attributes of the Acquisition. If a change in any of these items is identified during the measurement period, the Company will record the cumulative impact of measurement period adjustments in the period the adjustment is identified.

The fair value associated with acquired intangible assets and their associated weighted-average amortization periods consist of the following, in thousands:

	Classification of Amortization	Amount	Weighted-Average Amortization Period
Developed technology	Cost of sales	$5,900	5.0 years
Customer relationships	Selling, general and administrative	2,800	10.0 years
Backlog	Selling, general and administrative	2,100	1.0 year
Trade names	Selling, general and administrative	1,800	10.0 years
Noncompetition agreements	Selling, general and administrative	200	5.0 years
Total intangible assets		$12,800	6.1 years

Unaudited Pro Forma Financial Information

Entrepix is included in the Company’s consolidated results beginning January 17, 2023. Total revenues and net loss attributable to Entrepix for the period from January 17, 2023 to March 31, 2023 were $6.3 million and $0.1 million, respectively.

The following unaudited pro forma financial information presents the combined results of operations of Amtech and Entrepix, in thousands, as if the acquisition occurred on October 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues, Net	$34,623	$33,725	$63,778	$65,825
Net Income (Loss)	$4,285	$(35)	$1,149	$642

The unaudited pro forma financial information presented above include the following adjustments:

3 Months Ended March 31, 2023 and March 31, 2022

•
reversal of amortization expense on intangible assets acquired of $0.5 million and incremental amortization expense of $0.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively;
•
incremental interest expense on the Term Loan of $0.2 million for the three months ended March 31, 2023 and March 31, 2022; and
•
non-recurring adjustments directly attributable to the business combination, including acquisition related costs of $2.0 million for the three months ended March 31, 2022.

6 Months Ended March 31, 2023 and March 31, 2022

•
incremental amortization expense on intangible assets acquired of $0.9 million and $1.9 million for the six months ended March 31, 2023 and March 31, 2022, respectively;
•
incremental interest expense on the Term Loan of $0.3 million and $0.4 million for the six months ended March 31, 2023 and March 31, 2022, respectively; and
•
non-recurring adjustments directly attributable to the business combination, including acquisition related costs of $2.0 million for the six months ended March 31, 2022.

The unaudited pro forma financial information includes adjustments to align accounting policies, which were materially similar to the Company’s accounting policies. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma financial information presented.

4. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and stock options. In the case of a net loss, diluted earnings per share is calculated in the same manner as basic EPS.

For the three and six months ended March 31, 2023, options for 327,000 and 293,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2022, options for 187,000 and 95,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$3,204	$1,965	$460	$2,962

Denominator:
Weighted-average shares used to compute basic EPS	14,028	13,979	14,018	14,118
Dilutive potential common shares due to stock options (1)	128	165	124	200
Dilutive potential common shares due to RSUs (1)	1	—	—	—
Weighted-average shares used to compute diluted EPS	14,157	14,144	14,142	14,318

Income per share:
Net income per basic share	$0.23	$0.14	$0.03	$0.21
Net income per diluted share	$0.23	$0.14	$0.03	$0.21

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5. Inventories

The components of inventories are as follows, in thousands:

	March 31, 2023	September 30, 2022
Purchased parts and raw materials	$22,994	$15,377
Work-in-process	7,291	6,146
Finished goods	5,000	3,965
	$35,285	$25,488

6. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	March 31, 2023	September 30, 2022
Assets
Right-of-use assets - operating	$12,448	$11,258
Right-of-use assets - finance	113	149
Total right-of-use assets	$12,561	$11,407
Liabilities
Current
Operating lease liabilities	$2,771	$2,101
Finance lease liabilities	71	71
Total current portion of long-term lease liabilities	2,842	2,172
Long-term
Operating lease liabilities	9,953	9,395
Finance lease liabilities	41	76
Total long-term lease liabilities	9,994	9,471
Total lease liabilities	$12,836	$11,643

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	Cost of sales	$688	$198	$1,149	$395
Operating lease cost	Selling, general and administrative	202	86	379	170
Operating lease cost	Research, development and engineering	4	—	7	—
Finance lease cost	Cost of sales	1	1	2	2
Finance lease cost	Selling, general and administrative	18	19	36	35
Short-term lease cost	Cost of sales	9	—	17	—
Total lease cost		$922	$304	$1,590	$602

Future minimum lease payments under non-cancelable leases, including leases that are executed but not yet effective, as of March 31, 2023 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$1,645	$39	$1,684
2024	2,895	59	2,954
2025	1,739	12	1,751
2026	1,404	12	1,416
2027	789	6	795
Thereafter	7,913	1	7,914
Total lease payments	16,385	129	16,514
Less: Interest	3,661	6	3,667
Present value of lease liabilities	$12,724	$123	$12,847

Operating lease payments include $6.3 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	March 31, 2023	September 30, 2022
Weighted average remaining lease term
Operating leases	11.32 years	12.65 years
Finance leases	2.07 years	2.45 years
Weighted average discount rate
Operating leases	4.54%	4.17%
Finance leases	4.17%	4.17%

7. Income Taxes

Income Tax (Benefit) Provision

Our effective tax rate was 118.0% and 21.7% for the six months ended March 31, 2023 and 2022, respectively. The effective tax rate for the six months ended March 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended March 31, 2023 and 2022, we recorded an income tax benefit of $2.9 million and income tax expense of $0.7 million, respectively. For the six months ended March 31, 2023 and 2022, we recorded an income tax benefit of $3.0 million and income tax expense of $0.8 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.1 million in the three months ended March 31, 2023 and 2022, respectively, and $0.3 million and $0.2 million in the six months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2023:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	589,341	$8.06
Granted	111,500	9.27
Exercised	(21,675)	5.01
Forfeited	(23,000)	10.81
Outstanding at end of period	656,166	$8.27
Exercisable at end of period	451,421	$7.52
Weighted average fair value of options granted during the period	$4.81

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Risk free interest rate	4%	1%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	56%	57%

The following table summarizes our RSU activity during the six months ended March 31, 2023:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	23,421	9.56
Released	(3,000)	9.61
Forfeited	—	—
Nonvested at end of period	20,421	$9.55

2023 Stock Repurchase Plan

On February 7, 2023, our Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended March 31, 2023.

2022 Stock Repurchase Plan

On February 10, 2022, the Board approved a new stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 16, 2022. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. During the quarter ended March 31, 2022, we repurchased 143,430 shares of our Common Stock on the open market at a total cost of approximately $1.4 million (an average price of $9.78 per share). All repurchased shares have been retired. The term of this repurchase program expired during the quarter ended March 31, 2023.

9. Commitments and Contingencies

Purchase Obligations – As of March 31, 2023, we had unrecorded purchase obligations in the amount of $23.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

10. Reportable Segments

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

Material and Substrate – We produce consumables and machinery for lapping (fine abrading) and polishing of materials, such as sapphire substrates, optical components, silicon wafers, numerous types of crystal materials, ceramics and metal components. Our Material and Substrate segment includes the results of Entrepix from the date of acquisition (see Note 3).

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Revenues:
Semiconductor	$22,047	$23,584	$38,934	$46,349
Material and Substrate	11,263	3,972	15,934	7,670
	$33,310	$27,556	$54,868	$54,019
Operating income (loss):
Semiconductor	$2,950	$3,368	$3,819	$5,725
Material and Substrate	297	654	930	835
Non-segment related	(2,728)	(1,427)	(6,910)	(2,725)
	$519	$2,595	$(2,161)	$3,835

	March 31, 2023	September 30, 2022
Identifiable Assets:
Semiconductor	$75,879	$75,622
Material and Substrate	70,143	22,032
Non-segment related*	4,980	35,880
	$151,002	$133,534

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

11. Major Customers and Foreign Sales

During the six months ended March 31, 2023, two Semiconductor segment customers individually represented 12% and 11% of our net revenues. During the six months ended March 31, 2022, two Semiconductor segment customers individually represented 16% and 12% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2023	2022
United States	33%	21%
Canada	8%	3%
Other	5%	6%
Total Americas	46%	30%
China	13%	20%
Malaysia	9%	9%
Taiwan	5%	14%
Other	9%	5%
Total Asia	36%	48%
Germany	2%	6%
Austria	6%	9%
Other	10%	7%
Total Europe	18%	22%
	100%	100%

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

Strategy

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our power semiconductor strategic growth plan leverages our experience, products and capabilities in pursuit of growth, profitability and sustainability. Our core focus areas are:

•
Emerging opportunities in the SiC industry – We believe we are well-positioned to take part in this significant growth area, specifically as it relates to silicon carbide wafer capacity expansion. We are working closely with our customers to understand their SiC growth plans, needs and opportunities. We are investing in our capacity, next generation product development, and in our people. During the second quarter of 2023, we completed the acquisition of Entrepix, Inc. (“Entrepix”), which added chemical mechanical polishing (“CMP”) and wafer cleaning equipment to our existing substrate polishing and wet process chemical offerings. During 2021, we completed the acquisition of Intersurface Dynamics, Inc. (“Intersurface Dynamics”), which added numerous coolants and chemical products to our existing consumable and machine product lines. We believe these investments will help fuel our growth in the emerging growth SiC industry.

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

We anticipate future investments will be required to meet the expected demand from the growing markets we serve to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes additional investments in capacity expansion, talent, and management information systems. In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. During the two-year leaseback period, we are exploring various options, including negotiating with the landlord for an extension of the lease-back period and conducting a search for a new manufacturing facility more in line with the needs of our Semiconductor product lines. In addition, we are evaluating business continuity and resiliency within our operations, our management information systems, and our needs in order to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

In addition to investments in our organic growth, another key aspect of our capital allocation policy is our plan to grow through acquisitions. We have the expertise and track record to identify complimentary and synergistic acquisition targets in the Semiconductor and SiC growth environments and to execute transactions and integrations to provide for value creating, profitable growth in both the short-term and long-term. On March 3, 2021, we acquired Intersurface Dynamics, a Connecticut-based manufacturer of substrate process chemicals used in various manufacturing processes, including semiconductors, silicon and compound semiconductor wafers, and optics. On January 17, 2023, we acquired Entrepix, an Arizona-based expert in CMP and wafer cleaning. As of the date of the filing of this Quarterly Report, we do not have an agreement to acquire any additional acquisition target.

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

We recorded approximately $1.1 million of expense related to this incident, which is included in selling, general and administrative expenses, during the third quarter of fiscal 2021. The expense is primarily related to third-party service providers, including security professionals as well as legal and response teams. We may make additional investments in the future to further strengthen our cybersecurity. We filed an insurance claim during the fourth quarter of fiscal

2021 related to the incident. During the second quarter of 2022, we signed a final settlement agreement with our insurer resulting in total reimbursement of approximately $0.6 million, which included $0.4 million received during the quarter ended December 31, 2021 and $0.2 million received during the quarter ended March 31, 2022. No portion of the reimbursement remains outstanding as of March 31, 2023.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of sales	60%	60%	60%	61%
Gross margin	40%	40%	40%	39%
Selling, general and administrative	34%	24%	38%	26%
Research, development and engineering	4%	7%	5%	6%
Severance expense	—%	—%	1%	—%
Operating income (loss)	2%	9%	(4)%	7%
Interest expense and other, net	(1)%	—%	(1)%	—%
Income (loss) before income taxes	1%	9%	(5)%	7%
Income tax (benefit) provision	(9)%	2%	(6)%	2%
Net income	10%	7%	1%	5%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2023	2022	Change	% Change	2023	2022	Change	% Change
Semiconductor	$22,047	$23,584	$(1,537)	(7)%	$38,934	$46,349	$(7,415)	(16)%
Material and Substrate	11,263	3,972	7,291	184%	15,934	7,670	8,264	108%
Total net revenue	$33,310	$27,556	$5,754	21%	$54,868	$54,019	$849	2%

Total net revenue for the three months ended March 31, 2023 and 2022 was $33.3 million and $27.6 million, respectively, an increase of approximately $5.8 million or 21%. Our Semiconductor results for the second quarter of fiscal 2023 reflect a decrease in production from our Shanghai facility due to the industry cycle, partially offset by increases in our belt furnace production. Material and Substrate revenue increased due to the addition of Entrepix, effective January 17, 2023, as well as increased shipments of consumables resulting from capacity expansion and production increases by our customers. Entrepix accounted for approximately $6.3 million of revenue in the Material and Substrate segment during the quarter ended March 31, 2023.

Total net revenue for the six months ended March 31, 2023 and 2022 was $54.9 million and $54.0 million, respectively, an increase of approximately $0.8 million or 2%. Revenue from the Semiconductor segment decreased $7.4 million compared to the prior year period. This change is primarily attributable to fewer shipments across all our product lines, but primarily those from our Shanghai facility. Revenue from our Material and Substrate segment increased $8.3 million due to the addition of Entrepix, effective January 17, 2023, and increased shipments of consumables resulting from capacity expansion and production increases by our customers.

Orders and Backlog

New orders booked in the three and six months ended March 31, 2023 and 2022 were as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2023	2022	Change	% Change	2023	2022	Change	% Change
Semiconductor	$24,606	$28,039	$(3,433)	(12)%	$45,690	$55,848	$(10,158)	(18)%
Material and Substrate	9,660	5,656	4,004	71%	13,805	9,484	4,321	46%
Total new orders	$34,266	$33,695	$571	2%	$59,495	$65,332	$(5,837)	(9)%

Our backlog as of March 31, 2023 and 2022 was as follows, dollars in thousands:

	March 31,
Segment	2023	2022	Change	% Change
Semiconductor	$54,767	$50,352	$4,415	9%
Material and Substrate	11,071	3,214	7,857	244%
Total backlog	$65,838	$53,566	$12,272	23%

As of March 31, 2023, one customer of both our Semiconductor and Material and Substrate segments accounted for 17% of our backlog. Additionally, three Semiconductor segment customers individually accounted for 16%, 15% and 14% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2023. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2023	Gross Margin	2022	Gross Margin	Change	2023	Gross Margin	2022	Gross Margin	Change
Semiconductor	$8,931	41%	$9,255	39%	$(324)	$15,103	39%	$17,917	39%	$(2,814)
Material and Substrate	4,539	40%	1,905	48%	2,634	6,670	42%	3,141	41%	3,529
Total gross profit	$13,470	40%	$11,160	40%	$2,310	$21,773	40%	$21,058	39%	$715

Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended March 31, 2023 and 2022 was $13.5 million (40% of net revenue) and $11.2 million (40% of net revenue), respectively, an increase of $2.3 million. Gross margin on products from our Semiconductor segment increased slightly due to changes in our product mix and improved capacity utilization in our Billerica facility. Gross margin on products from our Material and Substrate segment decreased compared to the three months ended March 31, 2022, due to higher equipment sales, which have lower margins than our consumables. We are experiencing increased material costs across all of our segments and expect this trend to continue through at least the second half of fiscal 2023. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. Additionally, we have experienced rising labor costs across our divisions, and we expect this trend to continue, as the labor markets in which we operate remain competitive.

Gross profit for the six months ended March 31, 2023 and 2022 was $21.8 million (40% of net revenue) and $21.1 million (39% of net revenue), respectively, an increase of $0.7 million. Gross margin on products from our

Semiconductor segment remained flat compared to the six months ended March 31, 2022. Gross margin on products from our Material and Substrate segment was relatively flat between periods.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2023 and 2022 were $11.4 million and $6.8 million, respectively. SG&A increased compared to the prior year quarter due primarily to $1.9 million of added SG&A from our acquisition of Entrepix and $1.5 million of transaction expenses related to the acquisition of Entrepix.

SG&A expenses for the six months ended March 31, 2023 and 2022 were $20.6 million and $13.9 million, respectively. SG&A increased compared to the prior year period due primarily to $1.9 million of added SG&A from our acquisition of Entrepix, $3.0 million of transaction expenses related to the acquisition of Entrepix and $1.0 million of audit and consulting expenses.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2023 and 2022 were $1.5 million and $1.8 million, respectively, and $2.9 million and $3.4 million in the six months ended March 31, 2023 and 2022, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Severance Expenses

We recorded severance expense of $0.4 million in the six months ended March 31, 2023. This one-time charge relates to the retirement of our founder, Mr. J.S. Whang. There was no severance expense recorded in the three and six months ended March 31, 2022.

Income Taxes

Our effective tax rate was 118.0% and 21.7% for the six months ended March 31, 2023 and 2022, respectively. The effective tax rate for the six months ended March 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended March 31, 2023 and 2022, we recorded an income tax benefit of $2.9 million and income tax expense of $0.7 million, respectively. For the six months ended March 31, 2023 and 2022, we recorded income tax benefit of $3.0 million and income tax expense of $0.8 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Generally accepted accounting principles of the United States (“GAAP”) require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Based on the consideration of all available evidence, we have concluded that we will maintain a full valuation allowance for all net deferred tax assets related to the carryforwards of U.S. net operating losses and foreign tax credits. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on net deferred tax assets are appropriate.

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

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Six Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,327)	$(361)
Net cash used in investing activities	(36,474)	(125)
Net cash provided by (used in) financing activities	11,919	(4,215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	741	286
Net decrease in cash, cash equivalents and restricted cash	(29,141)	(4,415)
Cash and cash equivalents, beginning of period	46,874	32,836
Cash, cash equivalents and restricted cash, end of period	$17,733	$28,421

Cash and Cash Flow

The decrease in cash and cash equivalents from September 30, 2022 of $29.1 million was primarily due to the acquisition of Entrepix, which was partially funded with cash on-hand as well as with a new term loan (see Note 2). We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $58.2 million as of March 31, 2023 and $80.3 million as of September 30, 2022. The decrease in working capital was primarily due to the decrease in cash. Our ratio of current assets to current liabilities was 3.0:1 as of March 31, 2023, and 4.5:1 as of September 30, 2022.

During periods of weakening demand, we typically generate cash from operating activities. Conversely, we are more likely to use operating cash flows for working capital requirements during periods of higher growth. The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which includes common stock sold in private transactions and public offerings, the incurrence of long-term debt and customer deposits. Additionally, in January 2023, we entered into a credit facility, which includes a revolving line of credit with availability up to $8.0 million. There can be no assurance that we can raise such additional capital resources when needed or on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months. We have never paid dividends on our common stock.

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $5.3 million for the six months ended March 31, 2023, compared to $0.4 million used in operating activities for the six months ended March 31, 2022. During the first half of fiscal 2023, we used cash to increase our inventory balances in preparation for shipments scheduled over the next four quarters and to pay the related accounts payable. During the six months ended March 31, 2022, we increased our inventory balances in preparation for upcoming shipments scheduled through the next four quarters. Additionally, our accounts receivable increased during this period as most of our shipments occurred late in the second quarter and our customers generally have payment terms of 60-90 days.

Cash Flows from Investing Activities

Cash used in investing activities was $36.5 million and $0.1 million in the six months ended March 31, 2023 and 2022, respectively. The fiscal 2023 amount consists primarily of cash paid for the acquisition of Entrepix. The fiscal 2022 amount consists solely of capital expenditures. We expect capital expenditures to increase throughout fiscal 2023 as we make targeted investments in our IT systems and additional capacity improvements.

Cash Flows from Financing Activities

For the six months ended March 31, 2023, cash provided by financing activities was $11.9 million, comprised of $12.0 million in borrowings on our term loan and $0.3 million of proceeds received from the exercise of stock options partially offset by $0.4 million in payments on long-term debt. For the six months ended March 31, 2022, $4.2 million of cash used in financing activities was comprised of $4.1 million of cash used for the repurchase of common stock and payments on long-term debt of $0.2 million partially offset by $0.1 million of proceeds received from the exercise of stock options.

Financing Facilities

Our debt balance as of March 31, 2023 was $11.7 million, including our finance lease obligations. Our credit facility contains various covenants customary for transactions of this type, including complying with a minimum Debt to EBITDA ratio, a Fixed Charge Coverage ratio and a Working Capital ratio (as defined in the agreements) and meeting quarterly and annual reporting requirements. The credit facility agreement contains customary affirmative and negative covenants and events of default for facilities of this type. At March 31, 2023, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $23.5 million as of March 31, 2023, compared to $20.0 million as of September 30, 2022, an increase of $3.5 million.

In January 2023, we entered into a Loan and Security Agreement with UMB Bank. See Note 2 “Long-Term Debt” of our condensed consolidated financial statements for a description of this agreement. There were no other material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2022 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the six months ended March 31, 2023, except as set forth below.

Business Combinations

We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed in connection with acquired businesses at their estimated fair value as of the date of acquisition.

Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of non-compete agreements, backlog, customer relationships, developed technology and tradenames. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of acquired identifiable intangible assets were estimated using various valuation methodologies. The multi-period excess earnings method was used to value the acquired developed technology and the distributor method for the acquired customer relationships. Both of these approaches are income-based methods, which required judgment in estimating appropriate discount rates, obsolescence, customer attrition, and remaining useful lives. The acquired intangible assets all had finite lives, ranging from one to ten years. The fair value of identifiable intangible assets acquired in connection with the Acquisition was $12.8 million. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. See Note 3 “Acquisition” for additional information.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective. We completed the acquisition of Entrepix on January 17, 2023. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of March 31, 2023 did not include an assessment of controls and procedures of Entrepix, which is included in the consolidated financial statements as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

As noted above, on January 17, 2023 we completed the acquisition of Entrepix. We are currently integrating Entrepix into our control environment. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Entrepix business, which is expected to be completed in the year ended September 30, 2024.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Restrictive covenants in the agreements governing our indebtedness could restrict our operating flexibility.

The agreements governing our indebtedness limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses, prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise and cause us to take actions that are not favorable to shareholders.

The agreements governing our indebtedness restrict, among other things and subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•
incur additional indebtedness;
•
guarantee other obligations;
•
grant liens on assets;
•
make loans, acquisitions or other investments;
•
engage in mergers or consolidations;
•
transfer or dispose of assets;
•
pay dividends or other payments on capital stock;
•
engage in transactions with affiliates;

•
enter into any unconditional obligation for the purchase of materials, supplies or other property;
•
cancel any material claim or debt owing to us;
•
enter into any agreement containing any provision inconstant with the covenants contained in the credit facility agreement;
•
establish any new deposit accounts or other bank accounts;
•
engage in business activities that are materially different from existing business activities; and
•
amend organizational documents.

Our ability to comply with the covenants and restrictions contained in the credit facility agreement may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default that would permit our lender to declare all amounts outstanding the credit facility agreement to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our credit facility agreement or otherwise, may not be able to repay the amounts due under the credit facility agreement, and may not be able to make cash available by dividend, debt repayment or otherwise. In addition, our lender could proceed against the collateral securing that indebtedness. Any of the foregoing could have serious consequences to our financial position, results of operations or cash flows and could cause us to become bankrupt or insolvent.

If we do not generate sufficient cash flows, we may not be able to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay indebtedness when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance our debt and any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations and our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any). Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of our credit facility agreement. In addition, our outstanding indebtedness is secured by substantially all of our assets including our subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to seek additional financing or our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any) could be impaired as a result of such security interests and the credit facility agreement. Moreover, as a result of these security interests, the underlying assets would only be available to satisfy claims of our general creditors or holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 7, 2023, the Board approved a stock repurchase program, pursuant to which the Company may repurchase up to $5 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance.

During the three months ended March 31, 2023, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	May 10, 2023
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)