Form 10-Q
period 2023-06-30
AMTECH SYSTEMS INC
filed 2023-08-09
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

At August 4, 2023, there were outstanding 14,167,351 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	September 30, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$14,305	$46,874
Accounts receivable (less allowance for doubtful accounts of $357 and $114 at June 30, 2023 and September 30, 2022, respectively)	28,398	25,013
Inventories	34,661	25,488
Other current assets	5,600	5,561
Total current assets	82,964	102,936
Property, Plant and Equipment - Net	9,146	6,552
Right-of-Use Assets - Net	11,643	11,258
Intangible Assets - Net	12,313	758
Goodwill	29,022	11,168
Deferred Income Taxes - Net	162	79
Other Assets	1,112	783
Total Assets	$146,362	$133,534

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,466	$7,301
Accrued compensation and related taxes	3,491	4,109
Other accrued liabilities	3,120	1,771
Current maturities of finance lease liabilities and long-term debt	2,244	107
Current portion of long-term operating lease liabilities	2,800	2,101
Contract liabilities	7,807	7,231
Income taxes payable	34	6
Total current liabilities	26,962	22,626
Finance Lease Liabilities and Long-Term Debt	8,987	220
Long-Term Operating Lease Liabilities	9,120	9,395
Income Taxes Payable	2,462	2,849
Other Long-Term Liabilities	124	76
Total Liabilities	47,655	35,166
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,076,472 and 13,994,154 at June 30, 2023 and September 30, 2022, respectively	141	140
Additional paid-in capital	125,525	124,458
Accumulated other comprehensive loss	(1,929)	(1,767)
Retained deficit	(25,030)	(24,463)
Total Shareholders’ Equity	98,707	98,368
Total Liabilities and Shareholders’ Equity	$146,362	$133,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$30,740	$19,964	$85,608	$73,983
Cost of sales	19,755	14,064	52,850	47,025
Gross profit	10,985	5,900	32,758	26,958

Selling, general and administrative	10,300	7,157	30,924	21,008
Research, development and engineering	1,804	1,646	4,714	5,018
Gain on sale of fixed assets	—	(12,465)	—	(12,465)
Severance expense	—	—	400	—
Operating (loss) income	(1,119)	9,562	(3,280)	13,397
Interest income (expense) and other, net	303	680	(26)	627
(Loss) income before income tax provision	(816)	10,242	(3,306)	14,024
Income tax provision (benefit)	211	20	(2,739)	840
Net (loss) income	$(1,027)	$10,222	$(567)	$13,184
(Loss) Income Per Share:
Net (loss) income per basic share	$(0.07)	$0.74	$(0.04)	$0.94
Net (loss) income per diluted share	$(0.07)	$0.73	$(0.04)	$0.93
Weighted average shares outstanding:
Basic	14,058	13,889	14,031	14,042
Diluted	14,058	14,026	14,031	14,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,027)	$10,222	$(567)	$13,184
Foreign currency translation adjustment	(962)	(916)	(162)	(577)
Comprehensive (loss) income	$(1,989)	$9,306	$(729)	$12,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Treasury Stock			Accumulated Other		Total
	Shares	Par Value	Shares	Cost	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Deficit	Shareholders' Equity
Balance at September 30, 2021	14,304	$143	—	$—	$126,380	$14	$(40,903)	$85,634
Net income	—	—	—	—	—	—	997	997
Translation adjustment	—	—	—	—	—	237	—	237
Stock compensation expense	—	—	—	—	103	—	—	103
Repurchase of treasury stock	—	—	(291)	(2,713)	—	—	—	(2,713)
Retirement of treasury stock	(291)	(3)	291	2,713	(2,122)	—	(588)	—
Stock options exercised	12	—	—	—	69	—	—	69
Balance at December 31, 2021	14,025	140	—	—	124,430	251	(40,494)	84,327
Net income	—	—	—	—	—	—	1,965	1,965
Translation adjustment	—	—	—	—	—	102	—	102
Stock compensation expense	—	—	—	—	137	—	—	137
Repurchase of treasury stock	—	—	(143)	(1,402)	—	—	—	(1,402)
Retirement of treasury stock	(143)	(1)	143	1,402	(1,062)	—	(339)	—
Stock options exercised	5	—	—	—	29	—	—	29
Balance at March 31, 2022	13,887	139	—	—	123,534	353	(38,868)	85,158
Net income	—	—	—	—	—	—	10,222	10,222
Translation adjustment	—	—	—	—	—	(916)	—	(916)
Stock compensation expense	—	—	—	—	146	—	—	146
Stock options exercised	3	—	—	—	13	—	—	13
Balance at June 30, 2022	13,890	$139	—	$—	$123,693	$(563)	$(28,646)	$94,623

Balance at September 30, 2022	13,994	$140	—	$—	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	—	—	416	—	416
Stock compensation expense	—	—	—	—	164	—	—	164
Stock options exercised	9	—	—	—	34	—	—	34
Balance at December 31, 2022	14,003	140	—	—	124,656	(1,351)	(27,207)	96,238
Net income	—	—	—	—	—	—	3,204	3,204
Translation adjustment	—	—	—	—	—	384	—	384
Stock compensation expense	—	—	—	—	174	—	—	174
Stock options exercised	36	—	—	—	297	—	—	297
Balance at March 31, 2023	14,039	140	—	—	125,127	(967)	(24,003)	100,297
Net loss	—	—	—	—	—	—	(1,027)	(1,027)
Translation adjustment	—	—	—	—	—	(962)	—	(962)
Stock compensation expense	—	—	—	—	190	—	—	190
Stock options exercised	37	1	—	—	208	—	—	209
Balance at June 30, 2023	14,076	$141	—	$—	$125,525	$(1,929)	$(25,030)	$98,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2023	2022
Operating Activities
Net (loss) income	$(567)	$13,184
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,435	1,330
Write-down of inventory	1,233	235
Deferred income taxes	(3,430)	—
Non-cash share-based compensation expense	528	386
Gain on sale of property, plant and equipment	—	(12,465)
Provision for allowance for doubtful accounts	109	10
Changes in operating assets and liabilities:
Accounts receivable	2,391	1,714
Inventories	(4,724)	(5,617)
Other assets	1,775	(1,298)
Accounts payable	(1,586)	1,603
Accrued income taxes	(1,947)	713
Accrued and other liabilities	(2,993)	1,031
Contract liabilities	(1,374)	4,264
Net cash (used in) provided by operating activities	(7,150)	5,090
Investing Activities
Purchases of property, plant and equipment	(1,922)	(325)
Proceeds from the sale of property, plant and equipment	6	19,908
Acquisition, net of cash and cash equivalents acquired	(34,938)	—
Net cash (used in) provided by investing activities	(36,854)	19,583
Financing Activities
Proceeds from the exercise of stock options	539	111
Repurchase of common stock	—	(4,115)
Payments on long-term debt	(949)	(4,851)
Borrowings on long-term debt	12,000	—
Net cash provided by (used in) financing activities	11,590	(8,855)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(155)	(441)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(32,569)	15,377
Cash and Cash Equivalents, Beginning of Period	46,874	32,836
Cash, Cash Equivalents and Restricted Cash, End of Period	$14,305	$48,213
Supplemental Cash Flow Information:
Income tax payments, net	$2,559	$30
Interest paid	$283	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech Systems, Inc. (the “Company,” “Amtech,” “we,” “our” or “us”) is a leading, global manufacturer of capital equipment, including thermal processing and wafer polishing, and related consumables used in fabricating semiconductor devices, such as silicon carbide (“SiC”) and silicon power devices, analog and discrete devices, electronic assemblies, and light-emitting diodes (“LEDs”). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

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

The consolidated results of operations for the three and nine months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash – Restricted cash includes collateral for bank guarantees required by certain customers from whom deposits have been received in advance of shipment. Our restricted cash at June 30, 2022 was $0.5 million. There was no restricted cash as of June 30, 2023.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits as of June 30, 2023 and September 30, 2022. Of the $7.2 million contract liabilities recorded at September 30, 2022, $1.0 million and $2.5 million was recorded as revenue for the three and nine months ended June 30, 2023, respectively. Of the $1.6 million contract liabilities recorded at September 30, 2021, $0 and $1.6 million was recorded as revenue for the three and nine months ended June 30, 2022, respectively.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized, generally upon shipment or acceptance, as determined under our revenue recognition policy. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2023, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense. Our accrued warranty expense is $1.0 million at June 30, 2023 and $0.9 million at September 30, 2022. Our accrued warranty expense is included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.6 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $2.1 million for the nine months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, one Semiconductor segment customer individually represented 20% of accounts receivable. As of September 30, 2022, one Semiconductor segment customer individually represented 12% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 64% and 84% of total cash balances as of June 30, 2023 and September 30, 2022, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Refer to Note 13 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

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

There were no other new accounting pronouncements issued or effective as of June 30, 2023 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	June 30, 2023	September 30, 2022
Senior revolving credit facility	$—	$—
Term loan	11,101	—
Finance leases	130	147
Equipment finance	—	180
Total	11,231	327
Less: current portion of finance lease liabilities and long-term debt	(2,244)	(107)
Finance Lease Liabilities and Long-Term Debt	$8,987	$220

Interest expense on finance lease liabilities and long-term debt was $0.2 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.2 million for the nine months ended June 30, 2023 and 2022, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “LSA”) by and among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., (collectively the “Borrowers”) and UMB Bank, N.A., national banking association (the “Lender”). The LSA provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. The recorded amount of the Term Loan has an interest rate of 6.38%. The Revolver has a floating per annum rate of interest equal to the Prime Rate, adjusted daily. Under the LSA, we are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of June 30, 2023, no amounts were borrowed against the Revolver.

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

The LSA additionally contains financial covenants such that, as of the end of each of their fiscal quarters, beginning March 31, 2023, the Borrowers must maintain (i) a ratio of consolidated debt owed to Lender to consolidated EBITDA (as defined in the LSA) for such fiscal quarter, of not greater than 1.50 to 1.00, through December 31, 2024, based on a building four quarters (as described in the LSA), and then 1.00 to 1.00 each fiscal quarter thereafter, (ii) a ratio of (a) the total for such fiscal quarter of EBITDAR (as defined in the LSA) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the LSA) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the LSA) plus (2) required payments of principal on Debt (as defined in the LSA) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense, of not less than 1.30 to 1.00 based on a building four quarters (as described in the LSA), and (iii) a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million.

Finance Lease Obligations

Our finance lease obligations totaled $0.1 million as of June 30, 2023 and September 30, 2022.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022. Further, see Note 7 for additional information.

3. Acquisition

Entrepix Merger

On January 17, 2023 (the “Closing Date”), the Company acquired 100% of the issued and outstanding shares of capital stock of Entrepix, Inc., an Arizona corporation (“Entrepix”), which primarily manufactures chemical mechanical polishing (“CMP”) technology, through a reverse triangular merger. Entrepix’s CMP technology portfolio and water cleaning equipment will complement our existing substrate polishing and wet process chemical offerings. Pursuant to the terms and conditions of the Agreement and Plan of Merger dated January 17, 2023 (the “Merger Agreement”), Emerald Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into Entrepix (the “Merger”), resulting in Entrepix surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Acquisition” or “Transaction”).

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

The Acquisition is accounted for using the acquisition method of accounting for business combinations under FASB Accounting Standard Codification Topic No. 805, Business Combinations (“ASC 805”), with Amtech representing the accounting acquirer under this guidance. The Company elected to apply pushdown accounting per ASC 805-50-50-5.

Summary of Consideration Transferred

The total consideration for the Acquisition was $39.2 million, consisting of $35.2 million cash consideration to the sellers and $4.0 million cash paid for debt and Entrepix transaction costs.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as deeper penetration into an overlapping customer base, complementary product offerings, and cost redundancy reductions. In accordance with the measurement principles in FASB Accounting Standard Codification Topic No. 820, Fair Value Measurement, the purchase consideration for the Acquisition has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including a residual amount of goodwill, none of which is deductible for tax purposes. Amtech’s acquisition costs incurred were $2.5 million for the nine months ended June 30, 2023, and were recorded as “Selling, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations. The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed, in thousands:

	March 31, 2023	Measurement Period Adjustments	June 30, 2023
Fair value of total cash consideration transferred	$39,787	$(560)	$39,227
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,289	$—	$4,289
Accounts receivable, net	5,681	203	5,884
Inventories	5,683	—	5,683
Other current assets	179	—	179
Property, plant, and equipment	2,051	(11)	2,040
Right-of-use assets	2,246	—	2,246
Intangible assets	12,800	800	13,600
Goodwill	18,089	(235)	17,854
Other assets	31	11	42
Total assets acquired	51,049	768	51,817
Accounts payable	1,574	—	1,574
Other accrued liabilities	1,170	837	2,007
Contract liabilities	1,662	167	1,829
Income taxes payable	1,447	142	1,589
Current portion of long-term operating lease liabilities	515	—	515
Long-term operating lease liabilities	1,730	—	1,730
Deferred tax liability	3,164	182	3,346
Total liabilities assumed	11,262	1,328	12,590
Net assets acquired	$39,787	$(560)	$39,227

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgement. In accordance with ASC 805, the Company has up to one year from the acquisition date (referred to as the measurement period) to account for changes in the fair values of the identifiable assets acquired and the liabilities assumed in the acquired entity. As of the issuance of the condensed consolidated financial statements for the period ended June 30, 2023, the Company has not finalized its calculation of deferred tax assets or liabilities, income taxes payable, and the resulting adjustments to goodwill. The tax-related items will be finalized pending a consolidated analysis of the combined tax attributes of the Acquisition. If a change in any of these items is identified during the measurement period, the Company will record the cumulative impact of measurement period adjustments in the period the adjustment is identified. Certain measurement period adjustments were recorded during the quarter ended June 30, 2023, primarily arising from the Company's finalization of the valuation of acquired assets and updated assumptions underlying the tax provision. These adjustments were all offset against goodwill.

The fair value associated with acquired intangible assets and their associated weighted-average amortization periods consist of the following, in thousands:

	Classification of Amortization	Amount	Weighted-Average Amortization Period
Developed technology	Cost of sales	$6,700	5.0 years
Customer relationships	Selling, general and administrative	2,800	10.0 years
Backlog	Selling, general and administrative	2,100	1.0 year
Trade names	Selling, general and administrative	1,800	10.0 years
Noncompetition agreements	Selling, general and administrative	200	5.0 years
Total intangible assets		$13,600	6.1 years

Unaudited Pro Forma Financial Information

Entrepix is included in the Company’s consolidated results beginning January 17, 2023. Total revenues and net income attributable to Entrepix for the period from January 17, 2023 to June 30, 2023 were $13.6 million and $0.3 million, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues, Net	$30,740	$25,496	$93,206	$91,321
Net (Loss) Income	$(580)	$9,694	$883	$9,670

The unaudited pro forma financial information presented above include the following adjustments:

3 Months Ended June 30, 2023 and June 30, 2022

•
reversal of amortization expense on intangible assets acquired of $0.6 million and incremental amortization expense of $1.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively; and
•
incremental interest expense on the Term Loan of $0.1 million and $0.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

9 Months Ended June 30, 2023 and June 30, 2022

•
reversal of amortization expense on intangible assets acquired of $0.6 million and incremental amortization expense of $2.9 million for the nine months ended June 30, 2023 and June 30, 2022, respectively;
•
incremental interest expense on the Term Loan of $0.4 million and $0.5 million for the nine months ended June 30, 2023 and June 30, 2022, respectively; and

•
non-recurring adjustments directly attributable to the business combination, including acquisition related costs of $2.5 million for the nine months ended June 30, 2022.

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

For the three and nine months ended June 30, 2023, options for 332,000 and 306,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2022, options for 204,000 and 176,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(1,027)	$10,222	$(567)	$13,184

Denominator:
Weighted-average shares used to compute basic EPS	14,058	13,889	14,031	14,042
Dilutive potential common shares due to stock options (1)	—	137	—	178
Dilutive potential common shares due to RSUs (1)	—	—	—	—
Weighted-average shares used to compute diluted EPS	14,058	14,026	14,031	14,220

(Loss) Income per share:
Net (loss) income per basic share	$(0.07)	$0.74	$(0.04)	$0.94
Net (loss) income per diluted share	$(0.07)	$0.73	$(0.04)	$0.93

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

6. Inventories

The components of inventories are as follows, in thousands:

	June 30, 2023	September 30, 2022
Purchased parts and raw materials	$20,729	$15,377
Work-in-process	7,948	6,146
Finished goods	5,984	3,965
	$34,661	$25,488

7. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2023	September 30, 2022
Assets
Right-of-use assets - operating	$11,643	$11,258
Right-of-use assets - finance	131	149
Total right-of-use assets	$11,774	$11,407
Liabilities
Current
Operating lease liabilities	$2,800	$2,101
Finance lease liabilities	78	71
Total current portion of long-term lease liabilities	2,878	2,172
Long-term
Operating lease liabilities	9,120	9,395
Finance lease liabilities	52	76
Total long-term lease liabilities	9,172	9,471
Total lease liabilities	$12,050	$11,643

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	Cost of sales	$708	$292	$1,857	$687
Operating lease cost	Selling, general and administrative	204	41	583	211
Operating lease cost	Research, development and engineering	3	10	10	10
Finance lease cost	Cost of sales	1	1	3	3
Finance lease cost	Selling, general and administrative	20	18	56	53
Short-term lease cost	Cost of sales	8	—	25	—
Total lease cost		$944	$362	$2,534	$964

Future minimum lease payments under non-cancelable leases as of June 30, 2023 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$822	$21	$843
2024	2,895	67	2,962
2025	1,728	19	1,747
2026	1,380	19	1,399
2027	765	11	776
Thereafter	7,828	1	7,829
Total lease payments	15,418	138	15,556
Less: Interest	3,498	8	3,506
Present value of lease liabilities	$11,920	$130	$12,050

Operating lease payments include $6.2 million related to optional lease extension periods for multiple leases that are not yet exercisable but are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	June 30, 2023	September 30, 2022
Weighted average remaining lease term
Operating leases	11.55 years	12.65 years
Finance leases	2.53 years	2.45 years
Weighted average discount rate
Operating leases	4.54%	4.17%
Finance leases	4.78%	4.17%

As of June 30, 2023, we have entered into a lease that has not yet commenced. We expect to record $2.5 million of ROU asset and lease liability upon the commencement of this new lease in the first quarter of fiscal 2024.

8. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

As of June 30, 2023, the Company’s intangible assets, net consists of the following, in thousands:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompetition agreements	5.0 years	$200	$(20)	$180
Backlog	1.0 year	2,100	(1,050)	1,050
Trade names	3.0-15.0 years	2,679	(585)	2,094
Developed technology	5.0 years	6,700	(670)	6,030
Customer relationships	6.0-10.0 years	4,409	(1,450)	2,959
Total intangible assets	6.6 years	$16,088	$(3,775)	$12,313

As of September 30, 2022, the Company’s intangible assets, net consists of the following, in thousands:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.0-10.0 years	$1,609	$(1,280)	$329
Trade names	3.0-15.0 years	879	(450)	429
Total intangible assets	9.8 years	$2,488	$(1,730)	$758

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2023 is as follows, thousands:

Year ending September 30:	Amount
2023	$1,010
2024	2,463
2025	1,937
2026	1,937
2027	1,937
Thereafter	3,029
Total	$12,313

The aggregate amortization expense during the three months ended June 30, 2023 and 2022 were $1.0 million and less than $0.1 million, respectively. The aggregate amortization expense during the nine months ended June 30, 2023 and 2022 were $2.0 million and $0.1 million, respectively.

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, semiconductor, material and substrate. The changes in carrying amount of goodwill allocated to each of the reporting units for the nine months ended June 30, 2023 is as follows, in thousands:

	Semiconductor	Material and Substrate	Total Goodwill
Goodwill	$5,905	$5,263	$11,168
Accumulated impairment losses	—	—	—
Balance at September 30, 2022	5,905	5,263	11,168
Goodwill acquired during 2023	—	17,854	17,854
Impairment of goodwill during 2023	—	—	—
Balance at June 30, 2023	$5,905	$23,117	$29,022
Goodwill	$5,905	$23,117	$29,022
Accumulated impairment losses	—	—	—
Balance at June 30, 2023	$5,905	$23,117	$29,022

9. Income Taxes

Income Tax (Benefit) Provision

Our effective tax rate was 82.8% and 6.0% for the nine months ended June 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended June 30, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $0.2 million and $20,000, respectively. For the nine months ended June 30, 2023 and 2022, we recorded an income tax benefit of $2.7 million and income tax expense of $0.8 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Deferred Income Taxes and Valuation Allowance

GAAP requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Based on the considerations of all available evidence, we have concluded that we will maintain a full valuation allowance for all net deferred tax assets related to the carryforwards of U.S. net operating losses and foreign tax credits. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on U.S. net deferred tax assets are appropriate.

We expect to pay minimal U.S federal cash taxes for the foreseeable future as a result of our U.S. net operating losses that are carried forward.

10. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million in the nine months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2023:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	589,341	$8.06
Granted	166,500	9.12
Exercised	(58,813)	5.38
Forfeited	(43,850)	11.10
Outstanding at end of period	653,178	$8.37
Exercisable at end of period	412,192	$7.55
Weighted average fair value of options granted during the period	$4.74

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Risk free interest rate	4%	2%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	56%	57%

The following table summarizes our RSU activity during the nine months ended June 30, 2023:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	23,421	9.56
Released	(3,000)	9.61
Forfeited	—	—
Nonvested at end of period	20,421	$9.55

2023 Stock Repurchase Plan

On February 7, 2023, our Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended June 30, 2023.

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

11. Commitments and Contingencies

Purchase Obligations – As of June 30, 2023, we had unrecorded purchase obligations in the amount of $26.1 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

Legal Proceedings and Other Claims – From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

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

12. Reportable Segments

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Revenues:
Semiconductor	$19,841	$15,135	$58,775	$61,484
Material and Substrate	10,899	4,829	26,833	12,499
	$30,740	$19,964	$85,608	$73,983
Operating income (loss):
Semiconductor	$1,042	$10,521	$4,861	$16,246
Material and Substrate	481	1,156	1,411	1,991
Non-segment related	(2,642)	(2,115)	(9,552)	(4,840)
	$(1,119)	$9,562	$(3,280)	$13,397

	June 30, 2023	September 30, 2022
Identifiable Assets:
Semiconductor	$71,853	$75,622
Material and Substrate	70,687	22,032
Non-segment related*	3,822	35,880
	$146,362	$133,534

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

13. Major Customers and Foreign Sales

During the nine months ended June 30, 2023, one Semiconductor segment customer individually represented 11% of our net revenues. During the nine months ended June 30, 2022, two Semiconductor segment customers individually represented 17% and 10% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2023	2022
United States	34%	24%
Canada	8%	2%
Other	3%	5%
Total Americas	45%	31%
China	15%	19%
Malaysia	7%	8%
Taiwan	6%	13%
Other	7%	6%
Total Asia	35%	46%
Germany	2%	5%
Austria	5%	11%
Other	13%	7%
Total Europe	20%	23%
	100%	100%

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

Strategy

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our power semiconductor strategic growth plan leverages our experience, products and capabilities in pursuit of growth, profitability and sustainability. Our core focus areas are:

•
Emerging opportunities in the SiC industry – We believe we are well-positioned to participate in this significant growth area, specifically as it relates to silicon carbide wafer capacity expansion. We are working closely with our customers to understand their SiC growth plans, needs and opportunities. We are investing in our capacity, next generation product development, and in our people. During the second quarter of 2023, we completed the acquisition of Entrepix, Inc. (“Entrepix”), which added chemical mechanical polishing (“CMP”) and wafer cleaning equipment to our existing substrate polishing and wet process chemical offerings. During 2021, we completed the acquisition of Intersurface Dynamics, Inc. (“Intersurface Dynamics”), which added numerous coolants and chemical products to our existing consumable and machine product lines. We believe these investments will help fuel our growth in the emerging growth SiC industry.

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

We anticipate future investments will be required to meet the expected demand from the growing markets we serve to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes additional investments in capacity expansion, talent, and management information systems. In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. During the two-year leaseback period, we are exploring various options, including negotiating with the landlord for an extension of the lease-back period and conducting a search for a new manufacturing facility more in line with the needs of our Semiconductor product lines. In addition, we are evaluating business continuity and resiliency within our operations, our management information systems, and our needs to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of sales	64%	70%	62%	64%
Gross margin	36%	30%	38%	36%
Selling, general and administrative	34%	36%	36%	28%
Research, development and engineering	6%	8%	6%	7%
Gain on sale of fixed assets	—%	(62)%	—%	(17)%
Severance expense	—%	—%	—%	—%
Operating (loss) income	(4)%	48%	(4)%	18%
Interest income (expense) and other, net	1%	3%	—%	1%
(Loss) income before income taxes	(3)%	51%	(4)%	19%
Income tax provision (benefit)	—%	—%	(3)%	1%
Net (loss) income	(3)%	51%	(1)%	18%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2023	2022	Change	% Change	2023	2022	Change	% Change
Semiconductor	19,841	$15,135	$4,706	31%	58,775	$61,484	$(2,709)	(4)%
Material and Substrate	10,899	4,829	6,070	126%	26,833	12,499	14,334	115%
Total net revenue	$30,740	$19,964	$10,776	54%	$85,608	$73,983	$11,625	16%

Total net revenue for the three months ended June 30, 2023 and 2022 was $30.7 million and $20.0 million, respectively, an increase of approximately $10.8 million or 54%. Our Semiconductor results for the third quarter of fiscal 2023 reflect increases in our belt furnace, surface-mount technology (“SMT”), and packaging equipment production, partially offset by decreases in shipments of our horizontal diffusion furnaces. We continue to experience softness in shipments of our advanced packaging and SMT equipment, primarily related to a slowdown in global demand in the consumer markets. Our Semiconductor results for the third quarter of fiscal 2022 reflect the closure of our Shanghai manufacturing facility, which partially reopened in mid-May and fully reopened on June 1, 2022. Material and Substrate revenue increased due to the addition of Entrepix, effective January 17, 2023. Entrepix accounted for approximately $7.2 million of revenue in the Material and Substrate segment during the quarter ended June 30, 2023.

Total net revenue for the nine months ended June 30, 2023 and 2022 was $85.6 million and $74.0 million, respectively, an increase of approximately $11.6 million or 16%. Revenue from the Semiconductor segment decreased $2.7 million compared to the prior year period. This decrease is primarily attributable to lower shipments of our SMT, advanced packaging and horizontal diffusion furnace product lines, partially offset by increased shipments of high temperature belt furnaces and increased parts and services revenues. Revenue from our Material and Substrate segment increased $14.3 million due to the addition of Entrepix, effective January 17, 2023, and increased shipments of consumables resulting from capacity expansion and production increases by our customers.

Orders and Backlog

New orders booked in the three and nine months ended June 30, 2023 and 2022 were as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2023	2022	Change	% Change	2023	2022	Change	% Change
Semiconductor	$18,293	$24,144	$(5,851)	(24)%	$63,983	$79,992	$(16,009)	(20)%
Material and Substrate	7,924	6,001	1,923	32%	21,729	15,485	6,244	40%
Total new orders	$26,217	$30,145	$(3,928)	(13)%	$85,712	$95,477	$(9,765)	(10)%

Our backlog as of June 30, 2023 and 2022 was as follows, dollars in thousands:

	June 30,
Segment	2023	2022	Change	% Change
Semiconductor	$53,219	$58,344	$(5,125)	(9)%
Material and Substrate	8,096	4,387	3,709	85%
Total backlog	$61,315	$62,731	$(1,416)	(2)%

As of June 30, 2023, one customer of both our Semiconductor and Material and Substrate segments accounted for 19% of our backlog. Additionally, three Semiconductor segment customers individually accounted for 20%, 17% and

13% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2023. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Because our orders are typically subject to cancellation or delay by the customer, our backlog at any point in time is not necessarily representative of actual sales for future periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2023	Gross Margin	2022	Gross Margin	Change	2023	Gross Margin	2022	Gross Margin	Change
Semiconductor	$6,707	34%	$3,590	24%	$3,117	$21,810	37%	$21,507	35%	$303
Material and Substrate	4,278	39%	2,310	48%	1,968	10,948	41%	5,451	44%	5,497
Total gross profit	$10,985	36%	$5,900	30%	$5,085	$32,758	38%	$26,958	36%	$5,800

Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended June 30, 2023 and 2022 was $11.0 million (36% of net revenue) and $5.9 million (30% of net revenue), respectively, an increase of $5.1 million. Gross margin on products from our Semiconductor segment increased due to changes in our product mix and improved capacity utilization in our Billerica and Shanghai facilities. Gross margin on products from our Semiconductor segment were lower in the prior year period due to the above-mentioned closure of our Shanghai manufacturing facility. Gross margin on products from our Material and Substrate segment decreased compared to the three months ended June 30, 2022, due to higher equipment sales, primarily at Entrepix, which have lower margins than our consumables. We are experiencing increased material costs across all our segments. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. We are also exploring partnerships with contract manufacturers, who can leverage their buying power on a larger scale. Additionally, we have experienced rising labor costs across our divisions, and we expect this trend to continue, as the labor markets in which we operate remain competitive.

Gross profit for the nine months ended June 30, 2023 and 2022 was $32.8 million (38% of net revenue) and $27.0 million (36% of net revenue), respectively, an increase of $5.8 million. Gross margin on products from our Semiconductor segment increased slightly compared to the nine months ended June 30, 2022. Gross margin on products from our Material and Substrate segment decreased between periods due to higher equipment sales, primarily at Entrepix, which have lower margins than our consumables.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2023 and 2022 were $10.3 million and $7.2 million, respectively. SG&A increased compared to the prior year quarter due primarily to $1.9 million of added SG&A from our acquisition of Entrepix as well as increased consulting and ERP project expenses.

SG&A expenses for the nine months ended June 30, 2023 and 2022 were $30.9 million and $21.0 million, respectively. SG&A increased compared to the prior year period due primarily to $3.8 million of added SG&A from our acquisition of Entrepix, $3.2 million of transaction expenses related to the acquisition of Entrepix and $2.0 million of audit and consulting expenses.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2023 and 2022 were $1.8 million and $1.6 million, respectively, and $4.7 million and $5.0 million in the nine months ended June 30, 2023 and 2022, respectively. The decrease in RD&E in the nine-month period is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Severance Expense

We recorded severance expense of $0.4 million in the nine months ended June 30, 2023. This one-time charge relates to the retirement of our founder, Mr. J.S. Whang. There was no severance expense recorded in the three and nine months ended June 30, 2022.

Income Taxes

Our effective tax rate was 82.8% and 6.0% for the nine months ended June 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended June 30, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $0.2 million and $20,000, respectively. For the nine months ended June 30, 2023 and 2022, we recorded income tax benefit of $2.7 million and income tax expense of $0.8 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Generally accepted accounting principles of the United States (“GAAP”) require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. Based on the consideration of all available evidence, we have concluded that we will maintain a full valuation allowance for all net deferred tax assets related to the carryforwards of U.S. net operating losses and foreign tax credits. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on U.S. net deferred tax assets are appropriate.

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

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Nine Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(7,150)	$5,090
Net cash (used in) provided by investing activities	(36,854)	19,583
Net cash provided by (used in) financing activities	11,590	(8,855)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(155)	(441)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,569)	15,377
Cash and cash equivalents, beginning of period	46,874	32,836
Cash, cash equivalents and restricted cash, end of period	$14,305	$48,213

Cash and Cash Flow

The decrease in cash and cash equivalents from September 30, 2022 of $32.6 million was primarily due to the acquisition of Entrepix, which was partially funded with cash on-hand as well as with a new term loan (see Note 2). We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $56.0 million as of June 30, 2023 and $80.3 million as of September 30, 2022. The decrease in working capital was primarily due to the decrease in cash. Our ratio of current assets to current liabilities was 3.1:1 as of June 30, 2023, and 4.5:1 as of September 30, 2022.

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

Cash Flows from Operating Activities

Cash used in our operating activities was approximately $7.2 million for the nine months ended June 30, 2023, compared to $5.1 million provided by operating activities for the nine months ended June 30, 2022. During the first nine months of fiscal 2023, we used cash to increase our inventory balances in preparation for shipments scheduled over the next four quarters and to pay the related accounts payable. During the nine months ended June 30, 2022, we received several large customer deposits, primarily related to orders of our horizontal diffusion and high temp furnaces, which were expected to ship over the next two quarters. During the 2022 period, our accounts receivable collections exceeded new accounts receivable, primarily due to the shutdown of our Shanghai facility.

Cash Flows from Investing Activities

Cash used in investing activities was $36.9 million in the nine months ended June 30, 2023, and cash provided by investing activities was $19.6 million in the nine months ended June 30, 2022. The fiscal 2023 amount consists primarily of cash paid for the acquisition of Entrepix. The fiscal 2022 amount consists of $19.9 million in proceeds from the sale of our real property in Billerica, Massachusetts as well as $0.3 million of capital expenditures. We expect capital expenditures to increase throughout fiscal 2023 as we make targeted investments in our IT systems and additional capacity improvements.

Cash Flows from Financing Activities

For the nine months ended June 30, 2023, cash provided by financing activities was $11.6 million, comprised of $12.0 million in borrowings on our term loan and $0.5 million of proceeds received from the exercise of stock options partially offset by $0.9 million in payments on long-term debt. For the nine months ended June 30, 2022, $8.9 million of cash used in financing activities was comprised of $4.1 million of cash used for the repurchase of common stock and payments on long-term debt of $4.9 million, partially offset by $0.1 million of proceeds received from the exercise of stock options. Fiscal 2022 payments on long-term debt include the full repayment of the $4.5 million mortgage balance on the real property in Billerica, Massachusetts.

Financing Facilities

Our debt balance as of June 30, 2023 was $11.2 million, including our finance lease obligations. Our credit facility contains various covenants customary for transactions of this type, including complying with a minimum Debt to EBITDA ratio, a Fixed Charge Coverage ratio and a Working Capital ratio (as defined in the agreements) and meeting quarterly and annual reporting requirements. The credit facility agreement contains customary affirmative and negative covenants and events of default for facilities of this type. At June 30, 2023, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $26.1 million as of June 30, 2023, compared to $20.0 million as of September 30, 2022, an increase of $6.1 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2022 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the nine months ended June 30, 2023, except as set forth below.

Business Combinations

We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed in connection with acquired businesses at their estimated fair value as of the date of acquisition.

Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of non-compete agreements, backlog, customer relationships, developed technology and tradenames. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of acquired identifiable intangible assets were estimated using various valuation methodologies. The multi-period excess earnings method was used to value the acquired developed technology and the distributor method for the acquired customer relationships. Both approaches are income-based methods, which required judgment in estimating appropriate discount rates, obsolescence, customer attrition, and remaining useful lives. The acquired intangible assets all had finite lives, ranging from one to ten years. The fair value of identifiable intangible assets acquired in connection with the Acquisition was $13.6 million. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. See Note 3 “Acquisition” for additional information.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective. We completed the acquisition of Entrepix on January 17, 2023. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of June 30, 2023 did not include an assessment of controls and procedures of Entrepix, which is included in the consolidated financial statements as of June 30, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 11 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2022 Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “March 2023 Quarterly Report”), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2022 Form 10-K and March 2023 Quarterly Report and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K or March 2023 Quarterly Report.

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

During the three months ended June 30, 2023, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 9, 2023
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)