Form 10-Q
period 2023-12-31
AMTECH SYSTEMS INC
filed 2024-02-09
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

At February 2, 2024, there were outstanding 14,190,977 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”), our other reports that we file with the SEC, our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our material and substrate business segment; our ability to effectively integrate our acquisition of Entrepix, Inc., which we acquired in January 2023; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, and any future pandemic on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; failure to comply with financial and other covenants under our credit agreement with UMB Bank; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2023	September 30, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$17,033	$13,133
Accounts receivable (less allowance for credit losses of $83 and $146 at December 31, 2023 and September 30, 2023, respectively)	21,403	26,474
Inventories	34,030	34,845
Income taxes receivable	664	632
Other current assets	5,061	6,105
Total current assets	78,191	81,189
Property, Plant and Equipment - Net	9,353	9,695
Right-of-Use Assets - Net	10,541	11,217
Intangible Assets - Net	4,526	6,114
Goodwill	21,261	27,631
Deferred Income Taxes - Net	126	101
Other Assets	1,044	1,074
Total Assets	$125,042	$137,021

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$8,545	$10,815
Accrued compensation and related taxes	2,652	3,481
Accrued warranty expense	791	965
Other accrued liabilities	1,461	1,551
Current maturities of finance lease liabilities and long-term debt	934	2,265
Current portion of long-term operating lease liabilities	2,292	2,623
Contract liabilities	9,518	8,018
Total current liabilities	26,193	29,718
Finance Lease Liabilities and Long-Term Debt	9,197	8,422
Long-Term Operating Lease Liabilities	8,598	8,894
Income Taxes Payable	1,384	1,575
Other Long-Term Liabilities	49	47
Total Liabilities	45,421	48,656
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,190,977 and 14,185,977 at December 31, 2023 and September 30, 2023, respectively	142	142
Additional paid-in capital	127,308	126,963
Accumulated other comprehensive loss	(1,426)	(1,695)
Retained deficit	(46,403)	(37,045)
Total Shareholders’ Equity	79,621	88,365
Total Liabilities and Shareholders’ Equity	$125,042	$137,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2023	2022
Revenues, net	$24,920	$21,558
Cost of sales	15,852	13,255
Intangible asset impairment	849	—
Gross profit	8,219	8,303

Selling, general and administrative	8,567	9,190
Research, development and engineering	1,588	1,393
Goodwill impairment	6,370	—
Intangible asset impairment	430	—
Severance expense	198	400
Operating loss	(8,934)	(2,680)
Interest income	19	290
Interest expense	(198)	(2)
Foreign currency loss	(187)	(347)
Other	-	(9)
Loss before income tax provision	(9,300)	(2,748)
Income tax provision (benefit)	58	(4)
Net loss	$(9,358)	$(2,744)
Loss Per Share:
Net loss per basic share	$(0.66)	$(0.20)
Net loss per diluted share	$(0.66)	$(0.20)
Weighted average shares outstanding:
Basic	14,188	14,008
Diluted	14,188	14,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2023	2022
Net loss	$(9,358)	$(2,744)
Foreign currency translation adjustment	269	416
Comprehensive loss	$(9,089)	$(2,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Deficit	Shareholders' Equity
Balance at September 30, 2022	13,994	$140	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	416	—	416
Stock compensation expense	—	—	164	—	—	164
Stock options exercised	9	—	34	—	—	34
Balance at December 31, 2022	14,003	$140	$124,656	$(1,351)	$(27,207)	$96,238

Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	$142	$127,308	$(1,426)	$(46,403)	$79,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2023	2022
Operating Activities
Net loss	$(9,358)	$(2,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	852	388
Write-down of inventory	572	48
Goodwill impairment	6,370	—
Intangible asset impairment	1,279	—
Deferred income taxes	(25)	(35)
Non-cash share-based compensation expense	317	164
Loss on sale of property, plant and equipment	20	—
(Reversal of) provision for allowance for credit losses	(42)	35
Changes in operating assets and liabilities:
Accounts receivable	5,114	3,194
Inventories	223	(2,796)
Other assets	1,783	1,106
Accounts payable	(1,661)	(643)
Accrued income taxes	(222)	(284)
Accrued and other liabilities	(1,751)	(665)
Contract liabilities	1,500	(276)
Net cash provided by (used in) operating activities	4,971	(2,508)
Investing Activities
Purchases of property, plant and equipment	(756)	(224)
Net cash used in investing activities	(756)	(224)
Financing Activities
Proceeds from the exercise of stock options	28	34
Payments on long-term debt	(556)	(14)
Net cash (used in) provided by financing activities	(528)	20
Effect of Exchange Rate Changes on Cash and Cash Equivalents	213	372
Net Increase (Decrease) in Cash and Cash Equivalents	3,900	(2,340)
Cash and Cash Equivalents, Beginning of Period	13,133	46,874
Cash and Cash Equivalents, End of Period	$17,033	$44,534
Supplemental Cash Flow Information:
Income tax payments, net	$280	$378
Interest paid	$195	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech is a leading, global manufacturer of capital equipment, including thermal processing, wafer polishing and cleaning, and related consumables used in fabricating semiconductor devices, such as silicon carbide ("SiC") and silicon power devices, analog and discrete devices, electronic assemblies and light-emitting diodes ("LEDs"). We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending or ended September 30, and the associated quarters, months, and periods of those fiscal years.

The consolidated results of operations for the three months ended December 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable and Allowance for Credit Losses – Accounts receivable are recorded at the sales price of products sold to customers on trade credit terms. We establish a valuation allowance to reflect our best estimate of expected losses inherent in our accounts receivable balance. The allowance is based on our evaluation of the aging of the receivables, historical write-offs, the current economic environment and communications with the customer. We write off individual accounts against the allowance when we no longer believe that it is probable that we will collect the receivable because we become aware of a customer’s inability to meet its financial obligations.

Intangible Assets – Intangible assets acquired in business combinations are capitalized and subsequently amortized on a straight-line basis over their estimated useful life. We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group is determined not to be recoverable, the Company performs an analysis of the fair value of the individual long-lived assets and will recognize an impairment loss when the fair value is less than the carrying value of such long-lived assets. Patent costs consist primarily of legal and filing fees incurred to file patents on proprietary methods and technology we developed. Patent costs are expensed when incurred, as they are insignificant. Additional information on impairment testing of intangible assets can be found in Notes 1 and 9 of our Annual Report on Form 10-K for the year ended September 30, 2023.

In the first quarter of fiscal year 2024, we recorded an impairment of definite lived intangible assets in our Material and Substrate segment. See Note 7 for a description of the facts and circumstances leading to the intangible asset impairment.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit). Additional information on impairment testing of goodwill can be found in Notes 1 and 10 of our Annual Report on Form 10-K for the year ended September 30, 2023.

In the first quarter of fiscal year 2024, we recorded an impairment of goodwill in our Material and Substrate segment. See Note 7 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of December 31, 2023 and September 30, 2023.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended December 31,
	2023	2022
Beginning balance	$8,018	$7,231
New deposits	2,823	727
Deferred revenue	3	—
Revenue recognized	(1,326)	(568)
Adjustment	—	(435)
Ending balance	$9,518	$6,955

As of December 31, 2023, we had approximately $50.0 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2023, we had approximately $51.8 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2023, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense. Our accrued warranty expense was $0.8 million at December 31, 2023 and $1.0 million at September 30, 2023.

The following is a summary of activity in accrued warranty expense, in thousands:

	Three Months Ended December 31,
	2023	2022
Beginning balance	$965	$871
Additions for warranties issued during the period	22	50
Costs incurred during the period	(8)	(28)
Changes related to pre-existing warranties	(188)	(60)
Ending balance	$791	$833

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.5 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, two Semiconductor segment customers individually represented 15% and 13% of accounts receivable. As of September 30, 2023, two Semiconductor segment customers individually represented 17% and 17% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 80% and 56% of total cash balances as of December 31, 2023 and September 30, 2023, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

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

Debt – The carrying value of debt under our amended Loan Agreement is based on a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus a margin. At December 31, 2023, the carrying value of the Company's total debt was $10.0 million, which approximates fair value. The fair value for the amended Loan Agreement was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and is therefore classified as Level 2 in the fair value hierarchy.

Impact of Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabular rate reconciliation comprised of eight specific categories. Incomes taxes paid, disaggregated between significant federal, state, and foreign jurisdictions. Eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. This ASU is not expected to have a material effect on our financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

There were no other new accounting pronouncements issued or effective as of December 31, 2023 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	December 31, 2023	September 30, 2023
Revolving credit facility	$5,613	$—
Term loan	4,423	10,573
Finance leases	95	114
Total	10,131	10,687
Less: current portion of finance lease liabilities and long-term debt	(934)	(2,265)
Finance Lease Liabilities and Long-Term Debt	$9,197	$8,422

Interest expense on finance lease liabilities and long-term debt was $0.2 million and less than $0.1 million for the three months ended December 31, 2023 and 2022, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., (collectively the “Borrowers”) and UMB Bank, N.A., national banking association (the “Lender”). The Loan Agreement provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. The recorded amount of the Term Loan has an interest rate of 6.38%. The Revolver has a floating per annum rate of interest equal to the Prime Rate, adjusted daily. Under the Loan Agreement, we are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations.

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

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million will be drawn under the Loan Agreement, which includes $4.4 million under the Term Loan and $5.6 million under the Revolver. As of December 31, 2023, $5.6 million was borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million. In January 2024, we made a $2.0 million principal payment on the Revolver.

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

Under the amended Loan Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At December 31, 2023, we were in compliance with the Minimum EBITDA Covenant for such period (not less than negative EBITDA of $1.2 million), with actual positive EBITDA of $0.2 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
•
As of the end of each of the Company’s fiscal years, commencing for the fiscal year ending September 30, 2024, the Company must maintain a ratio of (a) the total for such fiscal year of EBITDAR (as defined in the Loan Agreement) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the Loan Agreement) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the Loan Agreement) plus (2) required payments of principal on Debt (as defined in the Loan Agreement) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense, of not less than 1.30 to 1.00 based on a trailing four (4) quarter basis (the “Fixed Charge Coverage Ratio Covenant”). Prior to entering into the Forbearance Agreement, this covenant was measured as of the end of each of the Company’s fiscal quarters, beginning March 31, 2023.
•
As of the end of each of the Company’s fiscal quarters, commencing March 31, 2023, the Company must maintain a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million. This financial covenant is unchanged in the Forbearance Agreement.

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both of the foregoing events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of December 31, 2023, we had $17.0 million in cash and cash equivalents, and $10.0 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

Finance Lease Obligations

Our finance lease obligations totaled $0.1 million as of December 31, 2023 and September 30, 2023.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023. Further, see Note 6 for additional information.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as deeper penetration into an overlapping customer base, complementary product offerings, and cost redundancy reductions. In accordance with the measurement principles in FASB Accounting Standard Codification Topic No. 820, Fair Value Measurement, the purchase consideration for the Acquisition has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including a residual amount of goodwill, none of which is deductible for tax purposes. Amtech’s acquisition costs incurred were $2.5 million as of the year ended September 30, 2023, and were recorded as “Selling, general and administrative expenses” in the accompanying Condensed

Consolidated Statements of Operations. The following table summarizes the provisional fair values assigned to identifiable assets acquired and liabilities assumed, in thousands:

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

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgment. In accordance with ASC 805, the Company has up to one year from the acquisition date (referred to as the measurement period) to account for changes in the fair values of the identifiable assets acquired and the liabilities assumed in the acquired entity. As of the issuance of the condensed consolidated financial statements for the quarter ended December 31, 2023, the Company has not finalized its calculation of deferred tax assets or liabilities, income taxes payable, and the resulting adjustments to goodwill. The tax-related items will be finalized pending a consolidated analysis of the combined tax attributes of the Acquisition. If a change in any of these items is identified during the measurement period, the Company will record the cumulative impact of measurement period adjustments in the period the adjustment is identified.

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

Three Months Ended December 31,
2022
Revenues, Net	$29,155
Net Loss	$(3,136)

The unaudited pro forma financial information presented above include the following adjustments:

3 Months Ended December 31, 2022

•
incremental amortization expense on intangible assets acquired of $1.4 million for the three months ended December 31, 2022; and
•
incremental interest expense on the Term Loan of $0.1 million for the three months ended December 31, 2022.

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

For the three months ended December 31, 2023 and 2022, options for 489,000 and 259,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended December 31,
	2023	2022
Numerator:
Net loss	$(9,358)	$(2,744)

Denominator:
Weighted-average shares used to compute basic EPS	14,188	14,008
Dilutive potential common shares due to stock options (1)	—	—
Dilutive potential common shares due to RSUs (1)	—	—
Weighted-average shares used to compute diluted EPS	14,188	14,008

Loss per share:
Net loss per basic share	$(0.66)	$(0.20)
Net loss per diluted share	$(0.66)	$(0.20)

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5. Inventories

The components of inventories are as follows, in thousands:

	December 31, 2023	September 30, 2023
Purchased parts and raw materials	$22,083	$22,627
Work-in-process	9,848	7,774
Finished goods	2,099	4,444
	$34,030	$34,845

6. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	December 31, 2023	September 30, 2023
Assets
Right-of-use assets - operating	$10,541	$11,217
Right-of-use assets - finance	110	123
Total right-of-use assets	$10,651	$11,340
Liabilities
Current
Operating lease liabilities	$2,292	$2,623
Finance lease liabilities	49	64
Total current portion of long-term lease liabilities	2,341	2,687
Long-term
Operating lease liabilities	8,598	8,894
Finance lease liabilities	46	50
Total long-term lease liabilities	8,644	8,944
Total lease liabilities	$10,985	$11,631

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended December 31,
Lease cost	Classification	2023	2022
Operating lease cost	Cost of sales	$745	$461
Operating lease cost	Selling, general and administrative	204	177
Operating lease cost	Research, development and engineering	3	3
Finance lease cost	Cost of sales	1	1
Finance lease cost	Selling, general and administrative	20	18
Short-term lease cost	Cost of sales	—	8
Total lease cost		$973	$668

Future minimum lease payments under non-cancelable leases as of December 31, 2023 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$2,317	$47	$2,364
2025	2,060	21	2,081
2026	1,726	21	1,747
2027	1,107	11	1,118
2028	1,115	2	1,117
Thereafter	5,146	—	5,146
Total lease payments	13,471	102	13,573
Less: Interest	2,581	7	2,588
Present value of lease liabilities	$10,890	$95	$10,985

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	December 31, 2023	September 30, 2023
Weighted average remaining lease term
Operating leases	7.37 years	7.31 years
Finance leases	2.53 years	2.54 years
Weighted average discount rate
Operating leases	5.55%	5.50%
Finance leases	5.03%	4.91%

During the fourth quarter of fiscal 2023, we entered into a lease, which has not yet commenced. We expect to record $7.1 million of ROU asset and lease liability upon the commencement of this new lease in the third quarter of fiscal 2024.

7. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other intangible assets at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		December 31,	September 30,
	Amortization Period	2023	2023
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	5 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,094)	(4,785)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(169)	(119)
Developed technology		(5,494)	(4,645)
Noncompetition agreements		(160)	—
Trade names		(220)	—
Intangible assets, net		$4,526	$6,114

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2023 is as follows, thousands:

Year ending September 30:	Amount
2024	$410
2025	546
2026	546
2027	546
2028	519
Thereafter	1,959
Total	$4,526

The aggregate amortization expense during the three months ended December 31, 2023 and 2022 were $0.3 million and less than $0.1 million, respectively.

During each fiscal year, we periodically assess whether any indicators of impairment existed related to our intangible assets. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value. This triggering event indicated we should test the related long-lived assets for impairment in our Material and Substrate segment. We tested each identified asset group within our Material and Substrate segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets were estimated using various valuation methodologies, including the multi-period excess earnings method, the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Materials and Substrate segment of $1.3 million during the quarter ended December 31, 2023. This impairment charge relates to developed technology, trade name, customer relationships and non-competition agreements at Entrepix.

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, semiconductor, material and substrate. The changes in carrying amount of goodwill allocated to each of the reporting units for the three months ended December 31, 2023 is as follows, in thousands:

	Semiconductor	Material and Substrate	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	—	—
Balance at September 30, 2023	5,905	21,726	27,631
Goodwill acquired	—	—	—
Impairment of goodwill	—	(6,370)	(6,370)
Balance at December 31, 2023	$5,905	$15,356	$21,261
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at December 31, 2023	$5,905	$15,356	$21,261

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value. This triggering event indicated we should test goodwill for impairment. The results of the goodwill impairment test indicated that the book value of our Material and Substrate reporting unit was in excess of the fair value, and, thus, was impaired. There was no impairment of goodwill identified for our Semiconductor reporting unit.

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

If the future performance of these reporting units fall short of our expectations, if there are significant changes in operations due to changes in market conditions or if our stock price continues to decline, we could be required to recognize additional material impairment charges in future periods.

8. Income Taxes

Income Tax (Benefit) Provision

Our effective tax rate was (0.6%) and 0.1% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to losses for which no tax benefit can be recognized. For the three months ended December 31, 2023 and 2022, we recorded income tax expense of $58,000 and an income tax benefit of $4,000, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

We expect to pay minimal U.S federal cash taxes for the foreseeable future as a result of our U.S. net operating losses and tax credits that are carried forward.

9. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.2 million in the three months ended December 31, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2023:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	672,924	$8.76
Granted	6,000	6.72
Exercised	(5,000)	5.67
Forfeited	(19,075)	10.09
Outstanding at end of period	654,849	$8.73
Exercisable at end of period	428,143	$8.53
Weighted average fair value of options granted during the period	$3.50

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2023	2022
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	56%	56%

The following table summarizes our RSU activity during the three months ended December 31, 2023:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	75,977	$9.15
Granted	—	—
Released	—	—
Forfeited	—	—
Nonvested at end of period	75,977	$9.15

2023 Stock Repurchase Plan

On February 7, 2023, our Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended December 31, 2023.

10. Commitments and Contingencies

Purchase Obligations – As of December 31, 2023, we had unrecorded purchase obligations in the amount of $19.7 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

11. Reportable Segments

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended December 31,
	2023	2022
Net Revenues:
Semiconductor	$17,527	$16,887
Material and Substrate	7,393	4,671
	$24,920	$21,558
Operating income (loss):
Semiconductor	$1,081	$869
Material and Substrate	(7,844)	633
Non-segment related	(2,171)	(4,182)
	$(8,934)	$(2,680)

	December 31, 2023	September 30, 2023
Identifiable Assets:
Semiconductor	$67,187	$72,466
Material and Substrate	51,287	61,576
Non-segment related*	6,568	2,979
	$125,042	$137,021

* Non-segment related assets include cash, property, and other assets.

12. Major Customers and Foreign Sales

During the three months ended December 31, 2023, two Semiconductor segment customers individually represented 13% and 12% of our net revenues. During the three months ended December 31, 2022, one Semiconductor segment customer individually represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2023	2022
United States	43%	26%
Canada	1%	8%
Mexico	1%	6%
Other	1%	4%
Total Americas	46%	44%
China	32%	17%
Malaysia	2%	4%
Taiwan	4%	6%
Other	3%	4%
Total Asia	41%	31%
Germany	6%	4%
Austria	0%	11%
Other	7%	10%
Total Europe	13%	25%
	100%	100%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”).

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

Strategy

We continue to focus on our plans to profitably grow our business and have developed a strategic growth plan and a capital allocation plan that we believe will support our growth objectives. Our Power Semiconductor strategic growth plan leverages our experience, products and capabilities in pursuit of growth, profitability and sustainability. Our core focus areas are:

•
Advanced Mobility - Advanced Mobility encompasses both the development and adoption of electric vehicles and charging infrastructure, including both electric vehicle (EV) and hybrid electric vehicles (HEV), as well as advanced automotive electronics including Advanced Driver Assistance Systems (ADAS), infotainment and telematics. Our products intersect these markets in multiple ways: consumables and wafer cleaning systems for the SiC substrates used in power modules; thermal processing systems for cooling modules and DBC substrate manufacturing; and reflow ovens for ADAS, infotainment and telematics component assemblies.
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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2023	2022
Revenues, net	100%	100%
Cost of sales	64%	61%
Intangible asset impairment	3%	—%
Gross margin	33%	39%
Selling, general and administrative	34%	43%
Research, development and engineering	6%	6%
Goodwill impairment	26%	—%
Intangible asset impairment	2%	—%
Severance expense	1%	2%
Operating loss	(36)%	(12)%
Interest income	—%	1%
Interest expense	(1)%	—%
Foreign currency loss	(1)%	(1)%
Other	—%	—%
Loss before income taxes	(38)%	(12)%
Income tax provision	—%	—%
Net loss	(38)%	(12)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2023	2022	Change	% Change
Semiconductor	17,527	$16,887	$640	4%
Material and Substrate	7,393	4,671	2,722	58%
Total net revenue	$24,920	$21,558	$3,362	16%

Total net revenue for the three months ended December 31, 2023 and 2022 was $24.9 million and $21.6 million, respectively, an increase of approximately $3.4 million or 16%. Our Semiconductor results for the first quarter of fiscal 2024 reflect increases in our belt furnace shipments partially offset by decreases in shipments of our horizontal diffusion furnaces, surface-mount technology (“SMT”), and packaging equipment. We continue to experience softness in shipments of our advanced packaging and SMT equipment, primarily related to a slowdown in global demand in the consumer markets. Material and Substrate revenue increased due to the addition of Entrepix, effective January 17, 2023, partially offset by a decrease in revenue due to lower sales of our consumable products. Entrepix accounted for approximately $3.8 million of revenue in the Material and Substrate segment during the quarter ended December 31, 2023.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2023	2022	Change	% Change
Semiconductor	$17,129	$21,084	$(3,955)	(19)%
Material and Substrate	5,976	4,145	1,831	44%
Total new orders	$23,105	$25,229	$(2,124)	(8)%

Our backlog by reportable segment was as follows, dollars in thousands:

	December 31,
Segment	2023	2022	Change	% Change
Semiconductor	$44,835	$52,209	$(7,374)	(14)%
Material and Substrate	5,144	2,243	2,901	129%
Total backlog	$49,979	$54,452	$(4,473)	(8)%

As of December 31, 2023, one customer of our Semiconductor segment customers individually accounted for 31% of our backlog. Additionally, one customer of both our Semiconductor and Material and Substrate segments accounted for 21% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2023. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended December 31,
Segment	2023	Gross Margin	2022	Gross Margin	Change
Semiconductor	$6,159	35%	$6,172	37%	$(13)
Material and Substrate	2,060	28%	2,131	46%	(71)
Total gross profit	$8,219	33%	$8,303	39%	$(84)

Our gross margins can be affected by capacity utilization and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended December 31, 2023 and 2022 was $8.2 million (33% of net revenue) and $8.3 million (39% of net revenue), respectively, a decrease of $0.1 million. Gross margin on products from our Semiconductor segment decreased slightly due to changes in our product mix and lower utilization at our Shanghai facility. Gross margin on products from our Material and Substrate segment decreased compared to the three months ended December 31, 2022, primarily due to an impairment charge of $0.8 million for intangible assets. Additionally, we had higher equipment sales, primarily at Entrepix, which have lower margins than our consumables, and charges for slow-moving inventory. We are experiencing increased material costs across all our segments. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. We are also exploring partnerships with contract manufacturers, who can leverage their buying power on a larger scale. In the first quarter of fiscal 2024, we began making targeted labor reductions as a result of the shift to contract manufacturing and the continuing slowdown in the broader semiconductor industry.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2023 and 2022 were $8.6 million and $9.2 million, respectively. SG&A for the three months ended December 31, 2023 included $1.2 million of additional expense from Entrepix. SG&A for the three months ended December 31, 2022 included $1.4 million of transaction expenses related to the acquisition of Entrepix, Inc.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2023 and 2022 were $1.6 million and $1.4 million, respectively. The increase in RD&E in the three month period is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the quarter ended December 31, 2023, we recognized impairment of our goodwill of $6.4 million at our Material and Substrate segment as a result of a triggering event identified at the end of the quarter.

Intangible Asset Impairment

During the quarter ended December 31, 2023, we recognized impairment of our definite lived intangible assets of $1.3 million at our Material and Substrate segment. As stated above, $0.8 million of this impairment was recorded in cost of goods sold, and the remainder was recorded within operating expenses in the Condensed Consolidated Statement of Operations.

Severance Expense

We recorded severance expense of $0.2 million and $0.4 million in the three months ended December 31, 2023 and 2022, respectively. For the three months ended December 31, 2023, the amount relates to staff reductions in our Semiconductor and Material and Substrate segments. For the three months ended December 31, 2022, the amount relates to the retirement of our founder.

Income Taxes

Our effective tax rate was (0.6%) and 0.1% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to losses for which no tax benefit can be recognized. For the three months ended December 31, 2023 and 2022, we recorded income tax expense of $58,000 and an income tax benefit of $4,000, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

We expect to pay minimal U.S federal cash taxes for the foreseeable future as a result of our U.S. net operating losses and tax credits that are carried forward.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Three Months Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$4,971	$(2,508)
Net cash used in investing activities	(756)	(224)
Net cash (used in) provided by financing activities	(528)	20
Effect of exchange rate changes on cash and cash equivalents	213	372
Net increase (decrease) in cash and cash equivalents	3,900	(2,340)
Cash and cash equivalents, beginning of period	13,133	46,874
Cash and cash equivalents, end of period	$17,033	$44,534

A summary of our cash position as of December 31, 2023 and September 30, 2023, is as follows, in thousands, except working capital ratio:

	December 31, 2023	September 30, 2023
Cash and cash equivalents	$17,033	$13,133
Restricted cash	$—	$—
Working capital	$51,998	$51,471
Current ratio (current assets to current liabilities)	3:1	2.7:1

The increase in cash and cash equivalents from September 30, 2023 of $3.9 million was primarily due to increased customer down payments and collections from customers. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. Our working capital was $52.0 million as of December 31, 2023 and $51.5 million as of September 30, 2023. The increase in working capital was primarily due to the increase in cash.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $5.0 million for the three months ended December 31, 2023, compared to $2.5 million used in operating activities for the three months ended December 31, 2022. During the first three months of fiscal 2024, our accounts receivable collections exceeded new accounts receivable due to the timing of shipments and collections. Additionally, we received more down payments from customers for future shipments during the quarter. During the three months ended December 31, 2022, our accounts receivable collections exceeded new accounts receivable, primarily due to the slowdown at our Shanghai facility.

Cash Flows from Investing Activities

Cash used in investing activities was $0.8 million in the three months ended December 31, 2023, and cash used in investing activities was $0.2 million in the three months ended December 31, 2022. Both periods consist solely of capital expenditures. We expect capital expenditures to increase in the second and third quarters of fiscal 2024 as we relocate our Massachusetts operations to a smaller facility.

Cash Flows from Financing Activities

For the three months ended December 31, 2023, cash used in financing activities was $0.5 million, comprised of $0.6 million in payments on long-term debt partially offset by less than $0.1 million of proceeds received from the exercise of stock options. For the three months ended December 31, 2022, cash provided by financing activities was less than $0.1 million, comprised of proceeds received from the exercise of stock options partially offset by payments on long-term debt.

Financing Facilities

Our debt balance as of December 31, 2023 was $10.1 million, including our finance lease obligations. As previously disclosed in our Form 10-K for the fiscal year ended September 30, 2023, at such date we were not in compliance with the Debt to EBITDA and Fixed Charge Coverage Ratio financial covenants under our Loan Agreement. On December 5, 2023, we entered into a Forbearance & Modification Agreement (the “Forbearance Agreement”) with UMB Bank related to such non-compliance, pursuant to which UMB Bank agreed to forbear from exercising its rights and remedies available to it as a result of such defaults. We will be operating under the terms of such Forbearance Agreement through January 17, 2025 (the “Forbearance Period”).

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million will be drawn under the Loan Agreement, which includes $4.4 million under the Term Loan and $5.6 million under the Revolver. As of December 31, 2023, $5.6 million was borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million. In January 2024, we made a $2.0 million principal payment on the Revolver.

Future borrowings, if any, under the Loan Agreement are subject to, among other things, having sufficient unencumbered Eligible Accounts, Eligible Foreign Accounts and Eligible Inventory (as such terms are defined in the Loan Agreement) to meet the borrowing base requirements included in the amended Loan Agreement.

Under the Loan Agreement, as amended by the Forbearance Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At December 31, 2023, we were in compliance with the Minimum EBITDA Covenant for such period (not less than negative EBITDA of $1.2 million), with actual positive EBITDA of $0.2 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
•
As of the end of each of the Company’s fiscal years, commencing for the fiscal year ending September 30, 2024, the Company must maintain a ratio of (a) the total for such fiscal year of EBITDAR (as defined in the Loan Agreement) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the Loan Agreement) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the Loan Agreement) plus (2) required payments of principal on Debt (as defined in the Loan Agreement) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense, of not less than 1.30 to 1.00 based on a trailing four (4) quarter basis (the “Fixed Charge Coverage Ratio Covenant”). Prior to entering into the Forbearance Agreement, this covenant was measured as of the end of each of the Company’s fiscal quarters, beginning March 31, 2023.
•
As of the end of each of the Company’s fiscal quarters, commencing March 31, 2023, the Company must maintain a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million. This financial covenant is unchanged in the Forbearance Agreement.

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both of the foregoing events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of December 31, 2023, we had $17.0 million in cash and cash equivalents, and $10.0 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

The Loan Agreement also includes quarterly and annual reporting requirements and other customary affirmative and negative covenants and events of default for facilities of this type. At December 31, 2023, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $19.7 million as of December 31, 2023, compared to $24.3 million as of September 30, 2023, a decrease of $4.6 million.

Other than as described in Note 2, there were no material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, inventory valuation, business combination, goodwill, and long-lived asset impairment. We base our estimates and judgments on historical experience, expectations regarding the future and on various other factors that we believe to be reasonable under the circumstances. The results of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting estimate is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our 2023 Form 10-K. We believe our critical accounting estimates relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2023 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the three months ended December 31, 2023.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2023 Annual Report and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as discussed below, there were no other changes to our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Existing Material Weaknesses

We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our ICFR and remediate the material weaknesses disclosed in our 2023 Form 10-K.

In relation to the material weakness identified in the areas of goodwill and intangible assets, we are evaluating the design of internal controls over non-routine and complex transactions, including the preparation and review of the third-party service provider valuation reports. Management has engaged a new valuation firm to perform the impairment assessment for goodwill and intangible assets for the quarter ending December 31, 2023.

With respect to the material weakness related to general information technology controls, our management, under the oversight of our Audit Committee, has begun evaluating the current processes to determine the need for new controls or redesigning existing controls to remediate the control deficiencies giving rise to this material weakness. Remediation efforts will include, but not limited to, the strengthening of user access reviews, enhancing procedures surrounding program change-management, and assessing segregation of duties within the Company’s business processes.

The material weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 10 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2023 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2023 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.

The Company's share price has decreased since the end of its fiscal year ended September 30, 2023, and in the first quarter of fiscal year 2024, the Company recognized impairment of its intangible assets and goodwill. If the share price continues to decline and the decline is sustained, the Company may be required to test for goodwill and/or intangible asset impairment before the performance of its required annual testing and if so, may be at risk of recognizing additional expenses related to goodwill and/or intangible asset impairment.

On September 29, 2023, the Company's share price was $7.62 and has since declined to a share price of $4.08 as of January 31, 2024. Under the accounting standard, ASC 350-20, Goodwill, a Company is required to test for impairment on an annual basis, but in the presence of a triggering event, may need to test during an interim period. Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment. As of December 31, 2023, there was a decline in the Company’s share price, which resulted in its book value materially exceeding its market value. This triggering event indicated the Company should test the related long-lived assets for impairment in the Material and Substrate segment. As a result, expenses related to goodwill and intangible asset impairment was recognized.

If the Company’s share price continues to decline, the Company may again be required to test goodwill and/or intangible assets for impairment. If the Company is required to perform this analysis, there may be a risk that the Company incurs additional expenses related to goodwill and/or intangible asset impairment.

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

During the three months ended December 31, 2023, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	February 9, 2024
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)