Form 10-Q
period 2024-03-31
AMTECH SYSTEMS INC
filed 2024-05-08
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-11412

AMTECH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Arizona	86-0411215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

58 South River Drive Suite 370, Tempe, Arizona	85288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 480-967-5146

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASYS	NASDAQ Global Select Market

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

At May 3, 2024, there were outstanding 14,208,795 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our material and substrate business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; business interruptions, and any future pandemic on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; failure to comply with financial and other covenants and other requirements under our credit agreement and forbearance agreement with UMB Bank, as well as the ability to extend, if necessary the forbearance period or obtain a waiver of the applicable defaults; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024	September 30, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,000	$13,133
Accounts receivable (less allowance for credit losses of $115 and $146 at March 31, 2024 and September 30, 2023, respectively)	21,230	26,474
Inventories	31,308	34,845
Income taxes receivable	457	632
Other current assets	4,304	6,105
Total current assets	70,299	81,189
Property, Plant and Equipment - Net	9,476	9,695
Right-of-Use Assets - Net	9,784	11,217
Intangible Assets - Net	4,352	6,114
Goodwill	21,261	27,631
Deferred Income Taxes - Net	123	101
Other Assets	1,179	1,074
Total Assets	$116,474	$137,021

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,741	$10,815
Accrued compensation and related taxes	2,085	3,481
Accrued warranty expense	763	965
Other accrued liabilities	1,133	1,551
Current maturities of finance lease liabilities and long-term debt	4,243	2,265
Current portion of long-term operating lease liabilities	1,934	2,623
Contract liabilities	9,015	8,018
Total current liabilities	25,914	29,718
Finance Lease Liabilities and Long-Term Debt	65	8,422
Long-Term Operating Lease Liabilities	8,195	8,894
Income Taxes Payable	1,357	1,575
Other Long-Term Liabilities	52	47
Total Liabilities	35,583	48,656
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,208,795 and 14,185,977 at March 31, 2024 and September 30, 2023, respectively	142	142
Additional paid-in capital	127,658	126,963
Accumulated other comprehensive loss	(1,476)	(1,695)
Retained deficit	(45,433)	(37,045)
Total Shareholders’ Equity	80,891	88,365
Total Liabilities and Shareholders’ Equity	$116,474	$137,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues, net	$25,433	$33,310	$50,353	$54,868
Cost of sales	16,982	19,840	32,834	33,095
Intangible asset impairment	—	—	849	—
Gross profit	8,451	13,470	16,670	21,773

Selling, general and administrative	8,252	11,434	16,819	20,624
Research, development and engineering	921	1,517	2,509	2,910
Gain on sale of fixed assets	(2,197)	—	(2,197)	—
Goodwill impairment	—	—	6,370	—
Intangible asset impairment	—	—	430	—
Severance expense	112	—	310	400
Operating income (loss)	1,363	519	(7,571)	(2,161)
Interest income	14	49	33	339
Interest expense	(193)	(155)	(391)	(157)
Foreign currency loss	—	(168)	(187)	(515)
Other	9	13	9	4
Income (loss) before income tax provision	1,193	258	(8,107)	(2,490)
Income tax provision (benefit)	223	(2,946)	281	(2,950)
Net income (loss)	$970	$3,204	$(8,388)	$460
Income (Loss) Per Share:
Net income (loss) per basic share	$0.07	$0.23	$(0.59)	$0.03
Net income (loss) per diluted share	$0.07	$0.23	$(0.59)	$0.03
Weighted average shares outstanding:
Basic	14,197	14,028	14,193	14,018
Diluted	14,209	14,157	14,193	14,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$970	$3,204	$(8,388)	$460
Foreign currency translation adjustment	(50)	384	219	800
Comprehensive income (loss)	$920	$3,588	$(8,169)	$1,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2022	13,994	$140	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	416	—	416
Stock compensation expense	—	—	164	—	—	164
Stock options exercised	9	—	34	—	—	34
Balance at December 31, 2022	14,003	140	124,656	(1,351)	(27,207)	96,238
Net income	—	—	—	—	3,204	3,204
Translation adjustment	—	—	—	384	—	384
Stock compensation expense	—	—	174	—	—	174
Stock options exercised	36	—	297	—	—	297
Balance at March 31, 2023	14,039	$140	$125,127	$(967)	$(24,003)	$100,297

Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	142	127,308	(1,426)	(46,403)	79,621
Net income	—	—	—	—	970	970
Translation adjustment	—	—	—	(50)	—	(50)
Stock compensation expense	—	—	350	—	—	350
Stock options exercised	18	—	—	—	—	—
Balance at March 31, 2024	14,209	$142	$127,658	$(1,476)	$(45,433)	$80,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2024	2023
Operating Activities
Net (loss) income	$(8,388)	$460
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,572	1,887
Write-down of inventory	940	517
Goodwill impairment	6,370	—
Intangible asset impairment	1,279	—
Deferred income taxes	(22)	(3,172)
Non-cash share-based compensation expense	667	338
Gain on sale of property, plant and equipment	(2,197)	—
Provision for allowance for credit losses	—	156
Changes in operating assets and liabilities:
Accounts receivable	5,244	1,113
Inventories	2,617	(4,631)
Other assets	3,163	2,215
Accounts payable	(3,462)	(1,497)
Accrued income taxes	(42)	(1,192)
Accrued and other liabilities	(3,432)	(2,289)
Contract liabilities	998	768
Net cash provided by (used in) operating activities	5,307	(5,327)
Investing Activities
Purchases of property, plant and equipment	(1,976)	(976)
Proceeds from the sale of property, plant and equipment	2,700	—
Acquisition, net of cash and cash equivalents acquired	—	(35,498)
Net provided by provided by (used in) investing activities	724	(36,474)
Financing Activities
Proceeds from the exercise of stock options	28	331
Payments on long-term debt	(6,413)	(412)
Borrowings on long-term debt	—	12,000
Net cash (used in) provided by financing activities	(6,385)	11,919
Effect of Exchange Rate Changes on Cash and Cash Equivalents	221	741
Net Decrease in Cash and Cash Equivalents	(133)	(29,141)
Cash and Cash Equivalents, Beginning of Period	13,133	46,874
Cash and Cash Equivalents, End of Period	$13,000	$17,733
Supplemental Cash Flow Information:
Income tax payments, net	$323	$1,529
Interest paid	$391	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

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

The consolidated results of operations for the three and six months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of March 31, 2024 and September 30, 2023.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Beginning balance	$9,518	$6,955	$8,018	$7,231
New deposits	724	3,552	3,547	4,279
Deferred revenue	(9)	—	(6)	—
Revenue recognized	(1,218)	(846)	(2,544)	(1,414)
Adjustment	—	—	—	(435)
Ending balance	$9,015	$9,661	$9,015	$9,661

As of March 31, 2024, we had approximately $44.3 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2023, we had approximately $51.8 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31, 2024, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense. Our accrued warranty expense was $0.8 million at March 31, 2024 and $1.0 million at September 30, 2023.

The following is a summary of activity in accrued warranty expense, in thousands:

	Six Months Ended March 31,
	2024	2023
Beginning balance	$965	$871
Additions for warranties issued during the period	97	342
Costs incurred during the period	(19)	9
Changes in estimate for pre-existing warranties	(280)	(139)
Ending balance	$763	$1,083

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and $1.1 million and $1.4 million for the six months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, two Semiconductor segment customers each represented 14% of accounts receivable. As of September 30, 2023, two Semiconductor segment customers each represented 17% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 72% and 56% of total cash balances as of March 31, 2024 and September 30, 2023, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At March 31, 2024 and September 30, 2023 Amtech’s balances exceeded insured limits by approximately $8.2 million and $6.0 million. We have not experienced any losses on such accounts.

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

Cash and Cash Equivalents – Included in cash and cash equivalents in the Consolidated Balance Sheets are money market funds and time deposit accounts. Cash equivalents are classified as Level 1 in the fair value hierarchy.

Receivables and Payables – The recorded amounts of these financial instruments, including accounts receivable and accounts payable, approximate their fair value because of the short maturities of these instruments.

Debt – The carrying value of debt under our amended Loan Agreement is based on a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus a margin. At March 31, 2024, the carrying value of the Company's total debt was $4.2 million, which approximates fair value. The fair value for the amended Loan Agreement was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and is therefore classified as Level 2 in the fair value hierarchy.

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

There were no other new accounting pronouncements issued or effective as of March 31, 2024 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	March 31, 2024	September 30, 2023
Revolving credit facility	$—	$—
Term loan	4,202	10,573
Finance leases	106	114
Total	4,308	10,687
Less: current portion of finance lease liabilities and long-term debt	(4,243)	(2,265)
Finance Lease Liabilities and Long-Term Debt	$65	$8,422

Interest expense on finance lease liabilities and long-term debt was $0.2 million for the three months ended March 31, 2024 and 2023, and $0.4 million and $0.2 million for the six months ended March 31, 2024 and 2023, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc. (collectively the “Borrowers”), and UMB Bank, N.A., national banking association (the “Lender”). The Loan Agreement provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. The recorded amount of the Term Loan has an interest rate of 6.38%. The Revolver has a floating per annum rate of interest equal to the Prime Rate, adjusted daily. Under the Loan Agreement, we are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations.

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

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million was drawn under the Loan Agreement, which included $4.4 million under the Term Loan and $5.6 million under the Revolver. As of March 31, 2024, $4.2 million was outstanding on the Term Loan, no amounts were borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million.

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

Under the amended Loan Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At March 31, 2024, we were in compliance with the Minimum EBITDA Covenant for such period (not less than negative EBITDA of $800,000 for the six-month period ended March 31, 2024), with actual positive EBITDA of $1.0 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
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

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both of the foregoing events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of March 31, 2024, we had $13.0 million in cash and cash equivalents, and $4.2 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition. As of March 31, 2024, all outstanding debt under the Loan Agreement was classified as current as a result of the Lender’s ability, in its sole discretion, to call the amounts due thereunder at the end of the Forbearance Period.

Finance Lease Obligations

Our finance lease obligations totaled $0.1 million as of March 31, 2024 and September 30, 2023.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023. Further, see Note 6 for additional information.

3. Acquisition

Entrepix Merger

On January 17, 2023 (the “Closing Date”), the Company acquired 100% of the issued and outstanding shares of capital stock of Entrepix, Inc., an Arizona corporation (“Entrepix”), which primarily manufactures chemical mechanical polishing (“CMP”) technology, through a reverse triangular merger. Entrepix’s CMP technology portfolio and wafer cleaning equipment will complement our existing substrate polishing and wet process chemical offerings. Pursuant to the terms and conditions of the Agreement and Plan of Merger dated January 17, 2023 (the “Merger Agreement”), Emerald Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into Entrepix (the “Merger”), resulting in Entrepix surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Acquisition” or “Transaction”).

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies the Company expects to achieve, such as deeper penetration into an overlapping customer base, complementary product offerings, and cost redundancy reductions. In accordance with the measurement principles in FASB Accounting Standard Codification Topic No. 820, Fair Value Measurement, the purchase consideration for the Acquisition has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including a residual amount of goodwill, none of which is deductible for tax purposes. Amtech’s acquisition costs incurred were $2.5 million as of the year ended September 30, 2023, and were recorded as “Selling, general and administrative expenses” in the accompanying Condensed

Consolidated Statements of Operations. The following table summarizes the fair values assigned to identifiable assets acquired and liabilities assumed, in thousands:

September 30, 2023
Fair value of total cash consideration transferred	$39,227
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,289
Accounts receivable, net	5,884
Inventories	5,683
Other current assets	179
Property, plant, and equipment	2,040
Right-of-use assets	2,246
Intangible assets	13,600
Goodwill	16,463
Other assets	80
Total assets acquired	50,464
Accounts payable	1,574
Other accrued liabilities	1,994
Contract liabilities	1,949
Income taxes payable	985
Current portion of long-term operating lease liabilities	515
Long-term operating lease liabilities	1,730
Deferred tax liability	2,490
Total liabilities assumed	11,237
Net assets acquired	$39,227

The establishment of the allocation to goodwill requires the extensive use of accounting estimates and management judgment. In accordance with ASC 805, the Company has up to one year from the acquisition date (referred to as the measurement period) to account for changes in the fair values of the identifiable assets acquired and the liabilities assumed in the acquired entity. As of January 17, 2024 the measurement period is closed.

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

	Three Months Ended March 31,	Six Months Ended March 31,
	2023	2023
Revenues, Net	$34,623	$63,778
Net Income	$4,285	$1,149

The unaudited pro forma financial information presented above include the following adjustments:

3 Months Ended March 31, 2023

•
reversal of amortization expense on intangible assets acquired of $0.5 million for the three months ended March 31, 2023;
•
incremental interest expense on the Term Loan of $0.2 million for the three months ended March 31, 2023; and
•
non-recurring adjustments directly attributable to the business combination.

6 Months Ended March 31, 2023

•
incremental amortization expense on intangible assets acquired of $0.9 million for the six months ended March 31, 2023;
•
incremental interest expense on the Term Loan of $0.3 million for the six months ended March 31, 2023; and
•
non-recurring adjustments directly attributable to the business combination.

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

For the three and six months ended March 31, 2024, options for 817,191 and 645,244 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2023, options for 327,000 and 293,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$970	$3,204	$(8,388)	$460

Denominator:
Weighted-average shares used to compute basic EPS	14,197	14,028	14,193	14,018
Dilutive potential common shares due to stock options (1)	—	128	—	124
Dilutive potential common shares due to RSUs (1)	12	1	—	—
Weighted-average shares used to compute diluted EPS	14,209	14,157	14,193	14,142

Income (loss) per share:
Net income (loss) per basic share	$0.07	$0.23	$(0.59)	$0.03
Net income (loss) per diluted share	$0.07	$0.23	$(0.59)	$0.03

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5. Inventories

The components of inventories are as follows, in thousands:

	March 31, 2024	September 30, 2023
Purchased parts and raw materials	$21,558	$22,627
Work-in-process	7,058	7,774
Finished goods	2,692	4,444
	$31,308	$34,845

6. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	March 31, 2024	September 30, 2023
Assets
Right-of-use assets - operating	$9,784	$11,217
Right-of-use assets - finance	106	123
Total right-of-use assets	$9,890	$11,340
Liabilities
Current
Operating lease liabilities	$1,934	$2,623
Finance lease liabilities	41	64
Total current portion of long-term lease liabilities	1,975	2,687
Long-term
Operating lease liabilities	8,195	8,894
Finance lease liabilities	65	50
Total long-term lease liabilities	8,260	8,944
Total lease liabilities	$10,235	$11,631

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Cost of sales	$373	$688	$1,118	$1,149
Operating lease cost	Selling, general and administrative	464	202	668	379
Operating lease cost	Research, development and engineering	3	4	6	7
Finance lease cost	Cost of sales	1	1	2	2
Finance lease cost	Selling, general and administrative	22	18	42	36
Short-term lease cost	Cost of sales	—	9	—	17
Total lease cost		$863	$922	$1,836	$1,590

Future minimum lease payments under non-cancelable leases as of March 31, 2024 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$1,416	$31	$1,447
2025	2,059	29	2,088
2026	1,725	29	1,754
2027	1,106	21	1,127
2028	1,115	5	1,120
Thereafter	5,144	—	5,144
Total lease payments	12,565	115	12,680
Less: Interest	2,436	9	2,445
Present value of lease liabilities	$10,129	$106	$10,235

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	March 31, 2024	September 30, 2023
Weighted average remaining lease term
Operating leases	7.72 years	7.31 years
Finance leases	4.88 years	2.54 years
Weighted average discount rate
Operating leases	5.60%	5.50%
Finance leases	5.52%	4.91%

During the fourth quarter of fiscal 2023 and the second quarter of fiscal 2024, we entered into leases that have not yet commenced. We expect to record $8.6 million of ROU asset and lease liability upon the commencement of these leases in the third quarter of fiscal 2024.

7. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		March 31,	September 30,
	Amortization Period	2024	2023
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	5 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,268)	(4,785)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(339)	(119)
Developed technology		(5,494)	(4,645)
Noncompetition agreements		(160)	—
Trade names		(50)	—
Intangible assets, net		$4,352	$6,114

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2024 is as follows, thousands:

Year ending September 30:	Amount
2024	$348
2025	511
2026	511
2027	511
2028	511
Thereafter	1,960
Total	$4,352

The aggregate amortization expense during the three months ended March 31, 2024 and 2023 was $0.2 million and $1.0 million, respectively. The aggregate amortization expense during the six months ended March 31, 2024 and 2023 were $0.5 million and $1.0 million, respectively.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, semiconductor and material and substrate. The changes in carrying amount of goodwill allocated to each of the reporting units for the six months ended March 31, 2024 is as follows, in thousands:

	Semiconductor	Material and Substrate	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	—	—
Balance at September 30, 2023	5,905	21,726	27,631
Goodwill acquired	—	—	—
Impairment of goodwill	—	(6,370)	(6,370)
Balance at March 31, 2024	$5,905	$15,356	$21,261
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at March 31, 2024	$5,905	$15,356	$21,261

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value. This triggering event indicated we should test goodwill for impairment. The results of the goodwill impairment test indicated that the book value of our Material and Substrate reporting unit was in excess of the fair value, and, thus, was impaired. There was no impairment of goodwill identified for our Semiconductor reporting unit. As of the three months ended March 31, 2024, there was no new impairment of goodwill for either the Material and Substrate reporting unit or the Semiconductor reporting unit.

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

8. Income Taxes

Our effective tax rate was (3.5%) and 118.0% for the six months ended March 31, 2024 and 2023, respectively. The effective tax rate for the six months ended March 31, 2024 differs from the U.S. statutory tax rate of 21% primarily due to losses for which no tax benefit can be recognized. The effective tax rate for the six months ended March 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $0.2 million and an income tax benefit of $2.9 million, respectively. For the six months ended March 31, 2024 and 2023, we recorded an income tax expense of $0.3 million and income tax benefit of $3.0 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

9. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.2 million in the three months ended March 31, 2024 and 2023, respectively, and $0.7 million and $0.3 million in the six months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2024:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	672,924	$8.76
Granted	557,500	5.66
Exercised	(5,000)	5.67
Forfeited	(43,991)	9.63
Outstanding at end of period	1,181,433	$7.28
Exercisable at end of period	424,643	$8.49
Weighted average fair value of options granted during the period	$2.44

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2024	2023
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	60%	56%

The following table summarizes our RSU activity during the six months ended March 31, 2024:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	75,977	$9.15
Granted	24,897	4.82
Released	(20,421)	9.55
Forfeited	—	—
Nonvested at end of period	80,453	$7.71

2023 Stock Repurchase Plan

On February 7, 2023, our Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which we may repurchase up to $5 million of our outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended March 31, 2024. The term of this plan expired during the quarter ended March 31, 2024.

10. Commitments and Contingencies

Purchase Obligations – As of March 31, 2024, we had unrecorded purchase obligations in the amount of $16.3 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Revenues:
Semiconductor	$17,441	$22,047	$34,968	$38,934
Material and Substrate	7,992	11,263	15,385	15,934
	$25,433	$33,310	$50,353	$54,868
Operating income (loss):
Semiconductor	$896	$2,950	$1,977	$3,819
Material and Substrate	900	297	(6,943)	930
Non-segment related	(433)	(2,728)	(2,605)	(6,910)
	$1,363	$519	$(7,571)	$(2,161)

	March 31, 2024	September 30, 2023
Identifiable Assets:
Semiconductor	$63,986	$72,466
Material and Substrate	50,579	61,576
Non-segment related*	1,909	2,979
	$116,474	$137,021

* Non-segment related assets include cash, property, and other assets.

12. Major Customers and Foreign Sales

During the six months ended March 31, 2024, one Semiconductor segment customer represented 12% of our net revenues. During the six months ended March 31, 2023, two Semiconductor segment customers individually represented 12% and 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2024	2023
United States	43%	33%
Canada	1%	8%
Mexico	1%	3%
Other	—%	2%
Total Americas	45%	46%
China	23%	13%
Malaysia	8%	9%
Taiwan	4%	5%
Other	4%	9%
Total Asia	39%	36%
Germany	8%	2%
Austria	1%	6%
Czech Republic	3%	3%
Other	4%	7%
Total Europe	16%	18%
	100%	100%

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

We anticipate future investments will be required to meet the expected demand from our growing served markets to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes further investments in talent and management information systems. In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. In September 2023, we signed a lease for a new location more in line with the needs of our Semiconductor product lines. The new location has less square footage as we expand our use of contract manufacturers. We expect to complete the move to this new facility in the third quarter of fiscal 2024. In March 2024, we completed the sale of our corporate headquarters real property in Arizona. The sale resulted in a net cash inflow of approximately $2.5 million, after settlement of related sale expenses. Following the closing of this transaction, we entered into a lease agreement for a new office for our corporate headquarters, which is expected to commence during the third quarter of fiscal year 2024. In addition, we are evaluating business continuity and resiliency within our operations, our management information systems, and our needs to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues, net	100%	100%	100%	100%
Cost of sales	67%	60%	65%	60%
Intangible asset impairment	—%	—%	2%	—%
Gross margin	33%	40%	33%	40%
Selling, general and administrative	32%	34%	33%	38%
Research, development and engineering	4%	4%	5%	5%
Gain on sale of fixed assets	(9)%	—%	(4)%	—%
Goodwill impairment	—%	—%	13%	—%
Intangible asset impairment	—%	—%	1%	—%
Severance expense	—%	—%	—%	1%
Operating income (loss)	6%	2%	(15)%	(4)%
Interest income	—%	—%	—%	—%
Interest expense	(1)%	—%	(1)%	—%
Foreign currency loss	—%	(1)%	—%	(1)%
Other	—%	—%	—%	—%
Income (loss) before income taxes	5%	1%	(16)%	(5)%
Income tax provision (benefit)	1%	(9)%	1%	(6)%
Net income (loss)	4%	10%	(17)%	1%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2024	2023	Change	% Change	2024	2023	Change	% Change
Semiconductor	17,441	$22,047	$(4,606)	(21)%	34,968	$38,934	$(3,966)	(10)%
Material and Substrate	7,992	11,263	(3,271)	(29)%	15,385	15,934	(549)	(3)%
Total net revenue	$25,433	$33,310	$(7,877)	(24)%	$50,353	$54,868	$(4,515)	(8)%

Total net revenue for the three months ended March 31, 2024 and 2023 was $25.4 million and $33.3 million, respectively, a decrease of approximately $7.9 million or 24%. Our Semiconductor results for the second quarter of fiscal 2024 reflect decreases in shipments of our belt furnaces, surface-mount technology (“SMT”) and packaging equipment. We continue to experience softness in shipments of our advanced packaging and SMT equipment, primarily related to a slowdown in global demand in the consumer markets. Material and Substrate revenue decreased due to a lower sales of our wafer cleaning equipment and lower demand for spare parts.

Total net revenue for the six months ended March 31, 2024 and 2023 was $50.4 million and $54.9 million, respectively, a decrease of approximately $4.5 million or 8%. Revenue from the Semiconductor segment decreased $4.0 million compared to the prior year period. This change is primarily attributable to fewer shipments of our horizontal diffusion furnaces, SMT and packaging equipment partially offset by an increase in shipments of our belt furnaces. Revenue from our Material and Substrate segment decreased $0.5 million due to decreased shipments of consumables.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2024	2023	Change	% Change	2024	2023	Change	% Change
Semiconductor	$12,061	$24,606	$(12,545)	(51)%	$29,189	$45,690	$(16,501)	(36)%
Material and Substrate	7,710	9,660	(1,950)	(20)%	13,687	13,805	(118)	(1)%
Total new orders	$19,771	$34,266	$(14,495)	(42)%	$42,876	$59,495	$(16,619)	(28)%

Our backlog by reportable segment was as follows, dollars in thousands:

	March 31,
Segment	2024	2023	Change	% Change
Semiconductor	$39,455	$54,767	$(15,312)	(28)%
Material and Substrate	4,861	11,071	(6,210)	(56)%
Total backlog	$44,316	$65,838	$(21,522)	(33)%

As of March 31, 2024, one of our Semiconductor segment customers individually accounted for 29% of our backlog. Additionally, one customer of both our Semiconductor and Material and Substrate segments accounted for 23% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2024. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2024	Gross Margin	2023	Gross Margin	Change	2024	Gross Margin	2023	Gross Margin	Change
Semiconductor	$5,040	29%	$8,931	41%	$(3,891)	$11,199	32%	$15,103	39%	$(3,904)
Material and Substrate	3,411	43%	4,539	40%	(1,128)	5,471	36%	6,670	42%	(1,199)
Total gross profit	$8,451	33%	$13,470	40%	$(5,019)	$16,670	33%	$21,773	40%	$(5,103)

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended March 31, 2024 and 2023 was $8.5 million (33% of net revenue) and $13.5 million (40% of net revenue), respectively, a decrease of $5.0 million. Gross margin on products from our Semiconductor segment decreased due to changes in our product mix, higher material costs, and lower utilization at our Shanghai facility. Gross margin on products from our Material and Substrate segment increased compared to the three months ended March 31, 2023, primarily due to a more favorable product mix, with increased consumable sales partially offset by lower equipment sales. We are experiencing increased material costs across all our segments. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. Additionally, there is the potential that our backlog could be negatively affected due to rising material costs. We are also exploring partnerships with contract manufacturers, who can leverage their buying power on a larger scale. In the first quarter of fiscal 2024, we began making targeted labor reductions as a result of the shift to contract manufacturing and the continuing slowdown in the broader semiconductor industry.

Gross profit for the six months ended March 31, 2024 and 2023 was $16.7 million (33% of net revenue) and $21.8 million (40% of net revenue), respectively, a decrease of $5.1 million. Gross margin on products from our Semiconductor segment decreased compared to the six months ended March 31, 2023 primarily due to changes in our product mix and increased material costs. Gross margin on products from our Material and Substrate segment decreased compared to the six months ended March 31, 2023 primarily due to an impairment charge of $0.8 million for intangible assets.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2024 and 2023 were $8.3 million and $11.4 million, respectively. SG&A decreased compared to the prior year quarter due primarily to decreased shipping expense on lower sales and decreased labor and employee-related expenses as a result of staff reductions across all of our divisions. Additionally, the prior year period included $1.5 million of transaction expenses related to the acquisition of Entrepix.

SG&A expenses for the six months ended March 31, 2024 and 2023 were $16.8 million and $20.6 million, respectively. SG&A decreased compared to the prior year period primarily due to decreased shipping expense on lower sales, decreased labor and employee-related expenses as a result of staff reductions across all of our divisions, and lower consulting fees. Additionally, the six months ended March 31, 2023 included $3.0 million of transaction expenses related to the acquisition of Entrepix.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2024 and 2023 were $0.9 million and $1.5 million, respectively, and $2.5 million and $2.9 million in the six months ended March 31, 2024 and 2023, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Semiconductor segment. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the six months ended March 31, 2024, we recognized impairment of our goodwill of $6.4 million at our Material and Substrate segment as a result of a triggering event identified at the end of the first quarter.

Intangible Asset Impairment

During the six months ended March 31, 2024, we recognized impairment of our definite lived intangible assets of $1.3 million at our Material and Substrate segment. As stated above, $0.8 million of this impairment was recorded in cost of goods sold, and the remainder was recorded within operating expenses in the Condensed Consolidated Statement of Operations.

Severance Expense

Severance expense was $0.1 million for the three months ended March 31, 2024. There was no severance expense recorded in the three months ended March 31, 2023. Severance expense was $0.3 million and $0.4 million for the six months ended March 31, 2024 and 2023, respectively. For the three and six months ended March 31, 2024, the amount relates to staff reductions across all our divisions. Severance expense for the six months ended March 31, 2023 relates to the retirement of our founder, Mr. J.S. Whang.

Income Taxes

Our effective tax rate was (3.5%) and 118.0% for the six months ended March 31, 2024 and 2023, respectively. The effective tax rate for the six months ended March 31, 2024 differs from the U.S. statutory tax rate of 21% primarily due to losses for which no tax benefit can be recognized. The effective tax rate for the six months ended March 31, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $0.2 million and an income tax benefit of $2.9 million, respectively. For the six months ended March 31, 2024 and 2023, we recorded income tax expense of $0.3 million and income tax benefit of $3.0 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Six Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$5,307	$(5,327)
Net cash provided by (used in) investing activities	724	(36,474)
Net cash (used in) provided by financing activities	(6,385)	11,919
Effect of exchange rate changes on cash and cash equivalents	221	741
Net decrease in cash and cash equivalents	(133)	(29,141)
Cash and cash equivalents, beginning of period	13,133	46,874
Cash and cash equivalents, end of period	$13,000	$17,733

A summary of our cash position as of March 31, 2024 and September 30, 2023, is as follows, in thousands, except working capital ratio:

	March 31, 2024	September 30, 2023
Cash and cash equivalents	$13,000	$13,133
Restricted cash	$—	$—
Working capital	$44,385	$51,471
Current ratio (current assets to current liabilities)	2.7:1	2.7:1

The decrease in cash and cash equivalents from September 30, 2023 of $0.1 million was primarily due to payments on long-term debt and fixed asset purchases, partially offset by increased customer down payments, collections from customers and proceeds from the sale of our real property in Arizona. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The decrease in working capital of $7.1 million (calculated in the table above) was primarily due to the decrease in accounts receivable and inventories.

During periods of weakening demand, we typically generate cash from operating activities, which we may decide to reinvest in our business via strategic projects. Conversely, we are more likely to use operating cash flows for working capital requirements during periods of higher growth. Our sources of capital in the past have included the sale of equity securities, which includes common stock sold in private transactions and public offerings, the incurrence of long-term debt and customer deposits. Additionally, in January 2023, we entered into the Loan Agreement with UMB Bank, which included a revolving line of credit with availability up to $8.0 million. On December 5, 2023, we amended this credit facility to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the “Revolver”), (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”), (iii) extend the maturity date of the Revolver one year to January 17, 2025 and the Term Loan one year to January 17, 2029. See the Forbearance Agreement disclosure under the heading Financing Facilities. Future borrowings, if any, under the Loan Agreement are subject to, among other things, having sufficient unencumbered Eligible Accounts, Eligible Foreign Accounts and Eligible Inventory (as such terms are defined in the Loan Agreement) to meet the borrowing base requirements included in the amended credit facility. There can be no assurance that we can raise such additional capital resources when needed or on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by our operating activities was $5.3 million for the six months ended March 31, 2024, compared to $5.3 million used in operating activities for the six months ended March 31, 2023. During the first half of fiscal 2024, our accounts receivable collections exceeded new accounts receivable due to the timing of shipments and collections. Additionally, we received more down payments from customers for future shipments during the quarter. During the six months ended March 31, 2023, we used cash to increase our inventory balances in preparation for shipments scheduled over the next four quarters and to pay the related accounts payable.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.7 million for the six months ended March 31, 2024, compared to $36.5 million used in investing activities in the six months ended March 31, 2023. The fiscal 2024 amount consists of $2.7 million of proceeds from the sale of our real property in Arizona, partially offset by capital expenditures. The fiscal 2023 amount consists primarily of cash paid for the acquisition of Entrepix. We expect capital expenditures to increase in the third quarter of fiscal 2024 as we relocate our Massachusetts operations to a smaller facility.

Cash Flows from Financing Activities

For the six months ended March 31, 2024, cash used in financing activities was $6.4 million, primarily comprised of $6.4 million in payments on long-term debt. For the six months ended March 31, 2023, cash provided by financing activities was $11.9 million, comprised of $12.0 million in borrowings on debt facility and $0.3 million of proceeds received from the exercise of stock options partially offset by $0.4 million in payments on long-term debt.

Financing Facilities

Our debt balance as of March 31, 2024 was $4.3 million, including our finance lease obligations. As previously disclosed in our Form 10-K for the fiscal year ended September 30, 2023, at such date we were not in compliance with the Debt to EBITDA and Fixed Charge Coverage Ratio financial covenants under our Loan Agreement. On December 5, 2023, we entered into a Forbearance & Modification Agreement (the “Forbearance Agreement”) with UMB Bank related to such non-compliance, pursuant to which UMB Bank agreed to forbear from exercising its rights and remedies available to it as a result of such defaults. We will be operating under the terms of such Forbearance Agreement through January 17, 2025 (the “Forbearance Period”).

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million will be drawn under the Loan Agreement, which includes $4.4 million under the Term Loan and $5.6 million under the Revolver. As of March 31, 2024, $4.2 million was outstanding on the Term Loan, no amounts were borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million..

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

Under the Loan Agreement, as amended by the Forbearance Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At March 31, 2024, we were in compliance with the Minimum EBITDA Covenant for such period (not less than negative EBITDA of $800,000 for the six-month period ended March 31, 2024), with actual positive EBITDA of $1.0 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
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

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both of the foregoing events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of March 31, 2024, we had $13.0 million in cash and cash equivalents, and $4.2 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition. As of March 31, 2024, all outstanding debt under the Loan Agreement was classified as current as a result of the Lender’s ability, in its sole discretion, to call the amounts due thereunder at the end of the Forbearance Period.

The Loan Agreement also includes quarterly and annual reporting requirements and other customary affirmative and negative covenants and events of default for facilities of this type. At March 31, 2024, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $16.3 million as of March 31, 2024, compared to $24.3 million as of September 30, 2023, a decrease of $8.0 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2023 Form 10-K

represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the six months ended March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2023 Form 10-K and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as discussed below, there were no other changes to our internal control over financial reporting during the six months ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We closed on the acquisition of Entrepix during the year ended September 30, 2023. We have evaluated the existing controls and procedures of Entrepix and integrated our internal control structure over this acquired business.

Remediation Plan for Existing Material Weaknesses

We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our ICFR and remediate the material weaknesses disclosed in our 2023 Form 10-K.

In relation to the material weakness identified in the areas of goodwill and intangible assets, we have evaluated the design of internal controls over non-routine and complex transactions, including the preparation and review of the third-party service provider valuation reports. Management engaged a new valuation firm to perform the impairment assessment for goodwill and intangible assets for the quarter ended December 31, 2023.

With respect to the material weakness related to general information technology controls, our management, under the oversight of our Audit Committee, has evaluated the current processes and has redesigned existing controls and implemented new controls to remediate the control deficiencies giving rise to this material weakness. Remediation efforts include, but are not limited to:

•
Assessing and formalizing the design of certain information technology policies.
•
Developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of the new controls.
•
Strengthening of user access reviews and enhanced procedures surrounding program change management for systems supporting substantially all of the Company’s internal control processes.
•
Assessing segregation of duties within the Company’s business processes.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 10 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2023 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2023 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K and our Form 10-Q for the quarter ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 7, 2023, the Board approved a stock repurchase program, pursuant to which the Company may repurchase up to $5 million of its outstanding Common Stock over a one-year period, commencing on February 10, 2023. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the Securities and Exchange Commission; however, the Company has no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on the Company’s stock price and other market conditions. The Company may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. The term of this plan expired during the quarter ended March 31, 2024.

During the six months ended March 31, 2024, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	May 8, 2024
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)