Form 10-Q
period 2024-06-30
AMTECH SYSTEMS INC
filed 2024-08-07
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

At August 2, 2024, there were outstanding 14,218,795 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our material and substrate business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; failure to comply with financial and other covenants and other requirements under our credit agreement and forbearance agreement with UMB Bank, as well as the ability to extend, if necessary the forbearance period or obtain a waiver of the applicable defaults; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise after the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-K, Form 10-Q and Form 8-K reports and our other filings with the SEC. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of our 2023 Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

Unless the context indicates otherwise, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc., an Arizona corporation, together with its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	September 30, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,183	$13,133
Accounts receivable (less allowance for credit losses of $89 and $146 at June 30, 2024 and September 30, 2023, respectively)	24,292	26,474
Inventories	28,753	34,845
Income taxes receivable	91	632
Other current assets	4,074	6,105
Total current assets	70,393	81,189
Property, Plant and Equipment - Net	12,362	9,695
Right-of-Use Assets - Net	17,559	11,217
Intangible Assets - Net	4,178	6,114
Goodwill	21,261	27,631
Deferred Income Taxes - Net	115	101
Other Assets	1,191	1,074
Total Assets	$127,059	$137,021

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$8,330	$10,815
Accrued compensation and related taxes	1,762	3,481
Accrued warranty expense	749	965
Other accrued liabilities	1,348	1,551
Current maturities of finance lease liabilities and long-term debt	4,064	2,265
Current portion of long-term operating lease liabilities	1,856	2,623
Contract liabilities	9,291	8,018
Total current liabilities	27,400	29,718
Finance Lease Liabilities and Long-Term Debt	177	8,422
Long-Term Operating Lease Liabilities	16,129	8,894
Income Taxes Payable	1,582	1,575
Other Long-Term Liabilities	53	47
Total Liabilities	45,341	48,656
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,208,795 and 14,185,977 at June 30, 2024 and September 30, 2023, respectively	142	142
Additional paid-in capital	128,146	126,963
Accumulated other comprehensive loss	(1,575)	(1,695)
Retained deficit	(44,995)	(37,045)
Total Shareholders’ Equity	81,718	88,365
Total Liabilities and Shareholders’ Equity	$127,059	$137,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$26,749	$30,740	$77,102	$85,608
Cost of sales	16,991	19,755	49,825	52,850
Intangible asset impairment	—	—	849	—
Gross profit	9,758	10,985	26,428	32,758

Selling, general and administrative	8,209	10,300	25,028	30,924
Research, development and engineering	693	1,804	3,202	4,714
Gain on sale of fixed assets	—	—	(2,197)	—
Goodwill impairment	—	—	6,370	—
Intangible asset impairment	—	—	430	—
Severance expense	40	—	350	400
Operating income (loss)	816	(1,119)	(6,755)	(3,280)
Interest income	2	17	35	356
Interest expense	(107)	(185)	(498)	(342)
Foreign currency gain (loss)	182	456	(5)	(59)
Other	2	15	11	19
Income (loss) before income tax provision	895	(816)	(7,212)	(3,306)
Income tax provision (benefit)	457	211	738	(2,739)
Net income (loss)	$438	$(1,027)	$(7,950)	$(567)
Income (Loss) Per Share:
Net income (loss) per basic share	$0.03	$(0.07)	$(0.56)	$(0.04)
Net income (loss) per diluted share	$0.03	$(0.07)	$(0.56)	$(0.04)
Weighted average shares outstanding:
Basic	14,209	14,058	14,198	14,031
Diluted	14,254	14,058	14,198	14,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$438	$(1,027)	$(7,950)	$(567)
Foreign currency translation adjustment	(99)	(962)	120	(162)
Comprehensive income (loss)	$339	$(1,989)	$(7,830)	$(729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2022	13,994	$140	$124,458	$(1,767)	$(24,463)	$98,368
Net loss	—	—	—	—	(2,744)	(2,744)
Translation adjustment	—	—	—	416	—	416
Stock compensation expense	—	—	164	—	—	164
Stock options exercised	9	—	34	—	—	34
Balance at December 31, 2022	14,003	140	124,656	(1,351)	(27,207)	96,238
Net income	—	—	—	—	3,204	3,204
Translation adjustment	—	—	—	384	—	384
Stock compensation expense	—	—	174	—	—	174
Stock options exercised	36	—	297	—	—	297
Balance at March 31, 2023	14,039	140	125,127	(967)	(24,003)	100,297
Net loss	—	—	—	—	(1,027)	(1,027)
Translation adjustment	—	—	—	(962)	—	(962)
Stock compensation expense	—	—	190	—	—	190
Stock options exercised	37	1	208	—	—	209
Balance at June 30, 2023	14,076	$141	$125,525	$(1,929)	$(25,030)	$98,707

Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	142	127,308	(1,426)	(46,403)	79,621
Net income	—	—	—	—	970	970
Translation adjustment	—	—	—	(50)	—	(50)
Stock compensation expense	—	—	350	—	—	350
Stock options exercised	18	—	—	—	—	—
Balance at March 31, 2024	14,209	142	127,658	(1,476)	(45,433)	80,891
Net income	—	—	—	—	438	438
Translation adjustment	—	—	—	(99)	—	(99)
Stock compensation expense	—	—	488	—	—	488
Balance at June 30, 2024	14,209	$142	$128,146	$(1,575)	$(44,995)	$81,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(7,950)	$(567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,310	3,435
Write-down of inventory	1,367	1,233
Goodwill impairment	6,370	—
Intangible asset impairment	1,279	—
Deferred income taxes	(13)	(3,430)
Non-cash share-based compensation expense	1,155	528
Gain on sale of property, plant and equipment	(2,197)	—
Provision for allowance for credit losses	(21)	109
Changes in operating assets and liabilities:
Accounts receivable	2,204	2,391
Inventories	4,695	(4,724)
Other assets	4,205	1,775
Accounts payable	(1,965)	(1,586)
Accrued income taxes	548	(1,947)
Accrued and other liabilities	(4,298)	(2,993)
Contract liabilities	1,274	(1,374)
Net cash provided by (used in) operating activities	8,963	(7,150)
Investing Activities
Purchases of property, plant and equipment	(5,310)	(1,922)
Proceeds from the sale of property, plant and equipment	2,700	6
Acquisition, net of cash and cash equivalents acquired	—	(34,938)
Net cash used in investing activities	(2,610)	(36,854)
Financing Activities
Proceeds from the exercise of stock options	28	539
Payments on long-term debt	(6,668)	(949)
Borrowings on long-term debt	—	12,000
Net cash (used in) provided by financing activities	(6,640)	11,590
Effect of Exchange Rate Changes on Cash and Cash Equivalents	337	(155)
Net Increase (Decrease) in Cash and Cash Equivalents	50	(32,569)
Cash and Cash Equivalents, Beginning of Period	13,133	46,874
Cash and Cash Equivalents, End of Period	$13,183	$14,305
Supplemental Cash Flow Information:
Income tax payments, net	$189	$2,559
Interest paid	$498	$283

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

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

We serve niche markets in industries that are experiencing technological advances, and which historically have been highly cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

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

The consolidated results of operations for the three and nine months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassifications – Certain reclassifications have been made to prior year financial statement footnotes to conform to the current year presentation. These reclassifications, which include the breakout of contract liability activity, had no effect on the previously reported consolidated financial statements for any period.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of June 30, 2024 and September 30, 2023.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$9,015	$9,661	$8,018	$7,231
Acquired deposits	—	—	—	2,077
New deposits	1,484	593	5,031	2,794
Deferred revenue	(12)	(125)	(18)	(125)
Refunds of deposits	—	—	—	(467)
Revenue recognized	(1,196)	(2,323)	(3,740)	(3,736)
Adjustment	—	1	—	33
Ending balance	$9,291	$7,807	$9,291	$7,807

As of June 30, 2024, we had approximately $28.1 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2023, we had approximately $51.8 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2024, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Nine Months Ended June 30,
	2024	2023
Beginning balance	$965	$871
Additions for warranties issued during the period	203	411
Costs incurred during the period	(19)	35
Changes in estimate for pre-existing warranties	(400)	(284)
Ending balance	$749	$1,033

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.5 million and $0.6 million in the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $2.0 million for the nine months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, one Semiconductor segment customer represented 18% of accounts receivable. As of September 30, 2023, two Semiconductor segment customers each represented 17% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 70% and 56% of total cash balances as of June 30, 2024 and September 30, 2023, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At June 30, 2024 and September 30, 2023 Amtech’s balances exceeded insured limits by approximately $7.9 million and $6.0 million, respectively. We have not experienced any losses on such accounts.

Refer to Note 12 to Condensed Consolidated Financial Statements for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

Fair Value of Financial Instruments – We group our financial assets and liabilities measured at fair value on a recurring basis into three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

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

It is our policy to use observable inputs whenever reasonably practicable to minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases, where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect current or future valuations.

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

Debt – The carrying value of debt under our amended Loan Agreement is based on a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus a margin. At June 30, 2024, the carrying value of the Company's total debt was $4.0 million, which approximates fair value. The fair value for the amended Loan Agreement was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and is therefore classified as Level 2 in the fair value hierarchy.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

There were no other new accounting pronouncements issued or effective as of June 30, 2024 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	June 30, 2024	September 30, 2023
Revolving credit facility	$—	$—
Term loan	3,981	10,573
Finance leases	260	114
Total	4,241	10,687
Less: current portion of finance lease liabilities and long-term debt	(4,064)	(2,265)
Finance Lease Liabilities and Long-Term Debt	$177	$8,422

Interest expense on finance lease liabilities and long-term debt was $0.1 and $0.2 million for the three months ended June 30, 2024 and 2023, and $0.5 million and $0.3 million for the nine months ended June 30, 2024 and 2023, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., BTU International, Inc., Intersurface Dynamics, Incorporated, P.R. Hoffman Machine Products, Inc., and Entrepix, Inc. (collectively the “Borrowers”), and UMB Bank, N.A., national banking association (the “Lender”). The Loan Agreement provides for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024. The recorded amount of the Term Loan has an interest rate of 6.38%. The Revolver has a floating per annum rate of interest equal to the Prime Rate, adjusted daily. Under the Loan Agreement, we are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations.

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

The Loan Agreement additionally contains financial covenants such that, as of the end of each of their fiscal quarters, beginning March 31, 2023, the Borrowers must maintain (i) a ratio of consolidated debt owed to Lender to consolidated EBITDA (as defined in the Loan Agreement) for such fiscal quarter, of not greater than 1.50 to 1.00, through December 31, 2024, based on a building four quarters (as described in the Loan Agreement), and then 1.00 to 1.00 each fiscal quarter thereafter, (ii) a ratio of (a) the total for such fiscal quarter of EBITDAR (as defined in the Loan Agreement) minus the sum of all income taxes paid in cash plus cash dividends/distributions plus maintenance Capital Expenditures (as defined in the Loan Agreement) plus management fees paid in cash, to (b) the sum for such fiscal quarter of (1) Interest Charges (as defined in the Loan Agreement) plus (2) required payments of principal on Debt (as defined in the Loan Agreement) (including the Term Loan, but excluding the Revolver) plus (3) operating lease/rent expense of not less than 1.30 to 1.00 based on a building four quarters (as described in the Loan Agreement), and (iii) a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million.

At September 30, 2023, we were not in compliance with the Debt to EBITDA and Fixed Charge Coverage Ratio (as defined below) financial covenants under our Loan Agreement. On December 5, 2023, we entered into a Forbearance & Modification Agreement (the “Forbearance Agreement”) with UMB Bank related to such non-compliance, pursuant to which UMB Bank agreed to forbear from exercising its rights and remedies available to it as a result of such defaults.

We will be operating under the terms of such Forbearance Agreement through January 17, 2025 (the “Forbearance Period”).

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million was drawn under the Loan Agreement, which included $4.4 million under the Term Loan and $5.6 million under the Revolver. As of June 30, 2024, $4.0 million was outstanding under the Term Loan, no amounts were borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million.

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

Under the amended Loan Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At June 30, 2024, we were in compliance with the Minimum EBITDA Covenant for such period (not less than EBITDA of $800,000 for the nine-month period ended June 30, 2024), with actual positive EBITDA of $3.2 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
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
•
As of the end of each of the Company’s fiscal quarters, commencing March 31, 2023, the Company must maintain a consolidated working capital of current assets (excluding related party receivables and prepaid expenses) minus current liabilities of at least $35.0 million. This financial covenant remained unchanged in the Forbearance Agreement.

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of June 30, 2024, we had $13.2 million in cash and cash equivalents, and $4.0 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition. As of June 30, 2024, all outstanding debt under the Loan Agreement was classified as current as a result of the Lender’s ability, in its sole discretion, to call the amounts due thereunder at the end of the Forbearance Period.

Finance Lease Obligations

Our finance lease obligations totaled $0.3 million and $0.1 million as of June 30, 2024 and September 30, 2023, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023. See Note 6 for additional information.

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

	Three Months Ended June 30,	Nine Months Ended June 30,
	2023	2023
Revenues, Net	$30,740	$93,206
Net Income	$(580)	$883

The unaudited pro forma financial information presented above include the following adjustments:

3 Months Ended June 30, 2023

•
reversal of amortization expense on intangible assets acquired of $0.6 million for the three months ended June 30, 2023;
•
incremental interest expense on the Term Loan of $0.1 million for the three months ended June 30, 2023.

9 Months Ended June 30, 2023

•
reversal of amortization expense on intangible assets acquired of $0.6 million for the nine months ended June 30, 2023;
•
incremental interest expense on the Term Loan of $0.4 million for the nine months ended June 30, 2023.

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

For the three and nine months ended June 30, 2024, options for 1,054,466 and 775,233 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2023, options for 332,000 and 306,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$438	$(1,027)	$(7,950)	$(567)

Denominator:
Weighted-average shares used to compute basic EPS	14,209	14,058	14,198	14,031
Dilutive potential common shares due to stock options (1)	5	—	—	—
Dilutive potential common shares due to RSUs (1)	40	—	—	—
Weighted-average shares used to compute diluted EPS	14,254	14,058	14,198	14,031

Income (loss) per share:
Net income (loss) per basic share	$0.03	$(0.07)	$(0.56)	$(0.04)
Net income (loss) per diluted share	$0.03	$(0.07)	$(0.56)	$(0.04)

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

5. Inventories

The components of inventories are as follows, in thousands:

	June 30, 2024	September 30, 2023
Purchased parts and raw materials	$20,550	$22,627
Work-in-process	5,806	7,774
Finished goods	2,397	4,444
	$28,753	$34,845

6. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2024	September 30, 2023
Assets
Right-of-use assets - operating	$17,559	$11,217
Right-of-use assets - finance	197	123
Total right-of-use assets	$17,756	$11,340
Liabilities
Current
Operating lease liabilities	$1,856	$2,623
Finance lease liabilities	83	64
Total current portion of long-term lease liabilities	1,939	2,687
Long-term
Operating lease liabilities	16,129	8,894
Finance lease liabilities	177	50
Total long-term lease liabilities	16,306	8,944
Total lease liabilities	$18,245	$11,631

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Cost of sales	$617	$708	$1,735	$1,857
Operating lease cost	Selling, general and administrative	375	204	1,043	583
Operating lease cost	Research, development and engineering	3	3	9	10
Finance lease cost	Cost of sales	—	1	2	3
Finance lease cost	Selling, general and administrative	38	20	80	56
Short-term lease cost	Cost of sales	—	8	—	25
Total lease cost		$1,033	$944	$2,869	$2,534

Future minimum lease payments under non-cancelable leases as of June 30, 2024 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$554	$25	$579
2025	3,065	98	3,163
2026	2,870	98	2,968
2027	2,290	60	2,350
2028	2,330	5	2,335
Thereafter	12,386	—	12,386
Total lease payments	23,495	286	23,781
Less: Interest	5,510	26	5,536
Present value of lease liabilities	$17,985	$260	$18,245

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	June 30, 2024	September 30, 2023
Weighted average remaining lease term
Operating leases	8.66 years	7.31 years
Finance leases	2.93 years	2.54 years
Weighted average discount rate
Operating leases	6.01%	5.50%
Finance leases	6.18%	4.91%

7. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		June 30,	September 30,
	Amortization Period	2024	2023
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	1.75 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,442)	(4,785)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(339)	(119)
Developed technology		(5,494)	(4,645)
Noncompetition agreements		(160)	—
Trade names		(50)	—
Intangible assets, net		$4,178	$6,114

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2024 is as follows, in thousands:

Year ending September 30:	Amount
2024	$174
2025	511
2026	511
2027	511
2028	511
Thereafter	1,960
Total	$4,178

The aggregate amortization expense during the three months ended June 30, 2024 and 2023 was $0.2 million and $1.0 million, respectively. The aggregate amortization expense during the nine months ended June 30, 2024 and 2023 was $0.7 million and $2.0 million, respectively.

During each fiscal year, we periodically assess whether any indicators of impairment existed related to our intangible assets. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value. As discussed in the Goodwill section below, this resulted in a triggering event for impairment of goodwill. The results of the goodwill impairment test indicated that the book value of our Material and Substrate reporting unit was in excess of the fair value, and, thus, was impaired. Prior to recognizing any impairment of goodwill, we tested the related long-lived assets for impairment in our Material and Substrate segment. We tested each identified asset group within our Material and Substrate segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets were estimated using various valuation methodologies, including the multi-period excess earnings method, the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Materials and Substrate segment of $1.3 million during the quarter ended December 31, 2023. This impairment charge relates to developed technology, trade name, customer relationships and non-competition agreements at Entrepix.

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Semiconductor and Material and Substrate. The changes in carrying amount of goodwill allocated to each of the reporting units for the nine months ended June 30, 2024 is as follows, in thousands:

	Semiconductor	Material and Substrate	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	—	—
Balance at September 30, 2023	5,905	21,726	27,631
Goodwill acquired	—	—	—
Impairment of goodwill	—	(6,370)	(6,370)
Balance at June 30, 2024	$5,905	$15,356	$21,261
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at June 30, 2024	$5,905	$15,356	$21,261

During each fiscal year, we periodically assess whether any indicators of impairment exist which would require us to perform an interim impairment review. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value. This triggering event indicated we should test goodwill for impairment. The results of the goodwill impairment test indicated that the book value of our Material and Substrate reporting unit was in excess of the fair value, and, thus, was impaired. There was no impairment of goodwill identified for our Semiconductor reporting unit. As of the three months ended June 30, 2024, there was no new impairment of goodwill for either the Material and Substrate reporting unit or the Semiconductor reporting unit.

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

8. Income Taxes

Our effective tax rate was (10.2%) and 82.8% for the nine months ended June 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended June 30, 2024 differs from the U.S. statutory tax rate of 21% primarily due to goodwill and intangible impairment losses for which no tax benefit can be recognized. The effective tax rate for the nine months ended June 30, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $0.5 million and an income tax expense of $0.2 million, respectively. For the nine months ended June 30, 2024 and 2023, we recorded an income tax expense of $0.7 million and income tax benefit of $2.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

9. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.5 million and $0.2 million in the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $0.5 million in the nine months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2024:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	672,924	$8.76
Granted	557,500	5.66
Exercised	(5,000)	5.67
Forfeited	(109,075)	9.53
Outstanding at end of period	1,116,349	$7.15
Exercisable at end of period	392,684	$8.32
Weighted average fair value of options granted during the period	$2.44

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2024	2023
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	60%	56%

The following table summarizes our RSU activity during the nine months ended June 30, 2024:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	75,977	$9.15
Granted	24,897	4.82
Released	(20,421)	9.55
Forfeited	—	—
Nonvested at end of period	80,453	$7.71

10. Commitments and Contingencies

Purchase Obligations – As of June 30, 2024, we had unrecorded purchase obligations in the amount of $11.3 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Revenues:
Semiconductor	$18,038	$19,841	$53,006	$58,775
Material and Substrate	8,711	10,899	24,096	26,833
	$26,749	$30,740	$77,102	$85,608
Operating income (loss):
Semiconductor	$1,690	$1,042	$3,666	$4,861
Material and Substrate	1,621	481	(5,321)	1,411
Non-segment related	(2,495)	(2,642)	(5,100)	(9,552)
	$816	$(1,119)	$(6,755)	$(3,280)

	June 30, 2024	September 30, 2023
Identifiable Assets:
Semiconductor	$73,740	$72,466
Material and Substrate	49,399	61,576
Non-segment related*	3,920	2,979
	$127,059	$137,021

* Non-segment related assets include cash, fixed assets, and other assets.

12. Major Customers and Foreign Sales

During the nine months ended June 30, 2024, one Semiconductor segment customer represented 11% of our net revenues. During the nine months ended June 30, 2023, one Semiconductor segment customers individually represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2024	2023
United States	40%	34%
Canada	1%	8%
Mexico	1%	2%
Other	—%	1%
Total Americas	42%	45%
China	20%	15%
Malaysia	11%	7%
Taiwan	6%	6%
Other	4%	7%
Total Asia	41%	35%
Germany	7%	2%
Austria	1%	5%
Czech Republic	3%	4%
Other	6%	9%
Total Europe	17%	20%
	100%	100%

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
•
Supply Chain Resiliency - There is a global trend of creating supply chain resiliency by expanding and/or relocating operations outside of mainland China. We believe these factory openings will create demand for new equipment and services in growing regions like Mexico and Southeast Asia.
•
Artificial Intelligence - With Artificial Intelligence (AI), our reflow oven systems are the favored choice for Outsourced Semiconductor Assembly and Test Services (OSATS) providers who perform advanced packaging of the AI chips.

We anticipate future investments will be required to meet the expected demand from our growing served markets to achieve our revenue growth targets, including investments in research and development as well as capital expenditures, which also includes further investments in talent and management information systems. In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located. In connection with this sale, we entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. In September 2023, we signed a lease for a new location with less square footage and completed the move to this location in June 2024. As we expand our use of contract manufacturers, we will continue to look for ways to reduce our real estate footprint. In March 2024, we completed the sale of our corporate headquarters real property in Arizona. The sale resulted in a net cash inflow of approximately $2.5 million, after settlement of related sale expenses. Following the closing of this transaction, we entered into a lease agreement for a new office for our corporate headquarters, which commenced during the third quarter of fiscal year 2024. In addition, we are evaluating business continuity and resiliency within our operations, our management information systems, and our needs to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	100%	100%	100%	100%
Cost of sales	64%	64%	65%	62%
Intangible asset impairment	—%	—%	1%	—%
Gross margin	36%	36%	34%	38%
Selling, general and administrative	31%	34%	32%	36%
Research, development and engineering	2%	6%	4%	6%
Gain on sale of fixed assets	—%	—%	(3)%	—%
Goodwill impairment	—%	—%	8%	—%
Intangible asset impairment	—%	—%	1%	—%
Severance expense	—%	—%	1%	—%
Operating income (loss)	3%	(4)%	(9)%	(4)%
Interest income	—%	—%	—%	—%
Interest expense	—%	(1)%	—%	—%
Foreign currency gain (loss)	—%	2%	—%	—%
Other	—%	—%	—%	—%
Income (loss) before income taxes	3%	(3)%	(9)%	(4)%
Income tax provision (benefit)	1%	—%	1%	(3)%
Net income (loss)	2%	(3)%	(10)%	(1)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2024	2023	Change	% Change	2024	2023	Change	% Change
Semiconductor	18,038	$19,841	$(1,803)	(9)%	53,006	$58,775	$(5,769)	(10)%
Material and Substrate	8,711	10,899	(2,188)	(20)%	24,096	26,833	(2,737)	(10)%
Total net revenue	$26,749	$30,740	$(3,991)	(13)%	$77,102	$85,608	$(8,506)	(10)%

Total net revenue for the three months ended June 30, 2024 and 2023 was $26.7 million and $30.7 million, respectively, a decrease of approximately $4.0 million or 13%. Our Semiconductor results for the third quarter of fiscal 2024 reflect decreases in shipments of our high-temperature furnaces, surface-mount technology (“SMT”) and packaging equipment, partially offset by increases in shipments of our horizontal diffusion furnaces. We continue to experience softness in shipments of our advanced packaging and SMT equipment, primarily related to a slowdown in global demand in the consumer markets. Material and Substrate revenue decreased due primarily to lower sales of our wafer cleaning equipment.

Total net revenue for the nine months ended June 30, 2024 and 2023 was $77.1 million and $85.6 million, respectively, a decrease of approximately $8.5 million or 10%. Revenue from the Semiconductor segment decreased $5.8 million compared to the prior year period. This change is primarily attributable to fewer shipments of our horizontal diffusion furnaces, SMT and packaging equipment partially offset by an increase in shipments of our belt furnaces. Revenue from our Material and Substrate segment decreased $2.7 million due primarily to decreased shipments of wafer cleaning equipment.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2024	2023	Change	% Change	2024	2023	Change	% Change
Semiconductor	$10,801	$18,293	$(7,492)	(41)%	$39,990	$63,983	$(23,993)	(37)%
Material and Substrate	8,013	7,924	89	1%	21,700	21,729	(29)	—%
Total new orders	$18,814	$26,217	$(7,403)	(28)%	$61,690	$85,712	$(24,022)	(28)%

Our backlog by reportable segment was as follows, dollars in thousands:

	June 30,
Segment	2024	2023	Change	% Change
Semiconductor	$27,673	$53,219	$(25,546)	(48)%
Material and Substrate	4,164	8,096	(3,932)	(49)%
Total backlog	$31,837	$61,315	$(29,478)	(48)%

As of June 30, 2024, two of our Semiconductor segment customers individually accounted for 28% and 10% of our backlog. Additionally, one customer of both our Semiconductor and Material and Substrate segments accounted for 16% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2024. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the three months ended June 30, 2024, a horizontal diffusion customer notified us of the cancelation of a furnace project for $4.5 million, which we believe is due to the slow-down in electric vehicle adoption. Also during this period, the improvement in lead times across all of our product lines favorably contributed to the decline in our backlog.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2024	Gross Margin	2023	Gross Margin	Change	2024	Gross Margin	2023	Gross Margin	Change
Semiconductor	$6,313	35%	$6,707	34%	$(394)	$17,513	33%	$21,810	37%	$(4,297)
Material and Substrate	3,445	40%	4,278	39%	(833)	8,915	37%	10,948	41%	(2,033)
Total gross profit	$9,758	36%	$10,985	36%	$(1,227)	$26,428	34%	$32,758	38%	$(6,330)

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended June 30, 2024 and 2023 was $9.8 million (36% of net revenue) and $11.0 million (36% of net revenue), respectively, a decrease of $1.2 million. Gross margin on products from our Semiconductor segment increased compared to the three months ended June 30, 2023, due to changes in our product mix. Gross margin on products from our Material and Substrate segment increased compared to the three months ended June 30, 2023, primarily due to a more favorable product mix, with increased consumable sales partially offset by lower equipment sales. We are experiencing increased material costs across all our segments. In response to such increased costs, we continually review our pricing plans and supplier agreements, with the objective of passing on these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. Additionally, there is the potential that our backlog could be negatively affected due to rising material costs. We are also exploring and implementing partnerships with contract manufacturers, who can leverage their buying power on a larger scale. In the first quarter of fiscal 2024, we began making targeted labor reductions as a result of the shift to contract manufacturing and the continuing slowdown in the broader semiconductor industry.

Gross profit for the nine months ended June 30, 2024 and 2023 was $26.4 million (34% of net revenue) and $32.8 million (38% of net revenue), respectively, a decrease of $6.3 million. Gross margin on products from our Semiconductor segment decreased compared to the nine months ended June 30, 2023 primarily due to changes in our product mix and increased material costs. Gross margin on products from our Material and Substrate segment decreased compared to the nine months ended June 30, 2023 primarily due to an impairment charge of $0.8 million for intangible assets and decreased utilization at our facilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2024 and 2023 were $8.2 million and $10.3 million, respectively. SG&A decreased compared to the prior year quarter due primarily to decreased shipping expense on lower sales and decreased labor and employee-related expenses primarily as a result of fixed cost reductions across all of our divisions.

SG&A expenses for the nine months ended June 30, 2024 and 2023 were $25.0 million and $30.9 million, respectively. SG&A decreased compared to the prior year period primarily due to decreased shipping expense on lower sales, decreased labor and employee-related expenses primarily as a result of fixed cost reductions across all of our divisions, and lower consulting fees. Additionally, the nine months ended June 30, 2023 included $3.2 million of transaction expenses related to the acquisition of Entrepix.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2024 and 2023 were $0.7 million and $1.8 million, respectively, and $3.2 million and $4.7 million in the nine months ended June 30, 2024 and 2023, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Semiconductor and Material and Substrate segments. Additionally, the prior year period included expenditures related to new product development projects at our Material and Substrate segment, which were terminated in the fourth quarter of 2023. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the nine months ended June 30, 2024, we recognized impairment of our goodwill of $6.4 million at our Material and Substrate segment as a result of a triggering event identified at the end of the first quarter.

Intangible Asset Impairment

During the nine months ended June 30, 2024, we recognized impairment of our definite lived intangible assets of $1.3 million at our Material and Substrate segment. As stated above, $0.8 million of this impairment was recorded in cost of goods sold, and the remainder was recorded within operating expenses in the Condensed Consolidated Statement of Operations.

Severance Expense

Severance expense was $40,000 for the three months ended June 30, 2024. There was no severance expense recorded in the three months ended June 30, 2023. Severance expense was $0.4 million for both of the nine months ended June 30, 2024 and 2023. For the three and nine months ended June 30, 2024, the amount relates to staff reductions across all our divisions. Severance expense for the nine months ended June 30, 2023 relates to the retirement of our founder.

Income Taxes

Our effective tax rate was (10.2%) and 82.8% for the nine months ended June 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended June 30, 2024 differs from the U.S. statutory tax rate of 21% primarily due to goodwill and intangible impairment losses for which no tax benefit can be recognized. The effective tax rate for the nine months ended June 30, 2023 differs from the U.S. statutory tax rate of 21% primarily due to the release of a portion of our valuation allowance in connection with a deferred tax liability related to the Entrepix acquisition resulting in recognition of previously recorded deferred tax assets. For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $0.5 million and an income tax expense of $0.2 million, respectively. For the nine months ended June 30, 2024 and 2023, we recorded income tax expense of $0.7 million and income tax benefit of $2.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Nine Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$8,963	$(7,150)
Net cash used in investing activities	(2,610)	(36,854)
Net cash (used in) provided by financing activities	(6,640)	11,590
Effect of exchange rate changes on cash and cash equivalents	337	(155)
Net increase (decrease) in cash and cash equivalents	50	(32,569)
Cash and cash equivalents, beginning of period	13,133	46,874
Cash and cash equivalents, end of period	$13,183	$14,305

A summary of our cash position as of June 30, 2024 and September 30, 2023, is as follows, in thousands, except working capital ratio:

	June 30, 2024	September 30, 2023
Cash and cash equivalents	$13,183	$13,133
Restricted cash	$—	$—
Working capital	$42,993	$51,471
Current ratio (current assets to current liabilities)	2.6:1	2.7:1

The increase in cash and cash equivalents from September 30, 2023 of $0.1 million was primarily due to increased customer down payments, collections from customers and proceeds from the sale of our real property in Arizona, partially offset by payments on debt and fixed asset purchases. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The decrease in working capital of $8.5 million (calculated in the table above) was primarily due to decreases in accounts receivable and inventories.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $9.0 million for the nine months ended June 30, 2024, compared to $7.2 million used in operating activities for the nine months ended June 30, 2023. During the 2024 period, our accounts receivable collections exceeded new accounts receivable due to the timing of shipments and collections. We reduced our inventory levels as we prepared to move our Semiconductor facility in Massachusetts and refined our supply chain systems and practices to more closely align with customer buying patterns. Additionally, we received more down payments from customers for future shipments during the quarter. During the nine months ended June 30, 2023, we used cash to increase our inventory balances in preparation for shipments scheduled over the next four quarters and to pay the related accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $2.6 million for the nine months ended June 30, 2024, compared to $36.9 million used in investing activities in the nine months ended June 30, 2023. The fiscal 2024 amount consists of $5.3 million in capital expenditures, primarily related to our new locations in South Carolina and Massachusetts, partially offset by $2.7 million of proceeds from the sale of our real property in Arizona. The fiscal 2023 amount consists primarily of cash paid for the acquisition of Entrepix. We expect capital expenditures to decline in the fourth quarter of fiscal 2024 as we complete our relocation projects.

Cash Flows from Financing Activities

For the nine months ended June 30, 2024, cash used in financing activities was $6.6 million, primarily comprised of payments on long-term debt. For the nine months ended June 30, 2023, cash provided by financing activities was $11.6 million, comprised of $12.0 million in borrowings on debt facility and $0.5 million of proceeds received from the exercise of stock options partially offset by $0.9 million in payments on long-term debt.

Financing Facilities

Our debt balance as of June 30, 2024 was $4.2 million, including our finance lease obligations. As previously disclosed in our Form 10-K for the fiscal year ended September 30, 2023, at such date we were not in compliance with the Debt to EBITDA and Fixed Charge Coverage Ratio financial covenants under our Loan Agreement. On December 5, 2023, we entered into a Forbearance & Modification Agreement (the “Forbearance Agreement”) with UMB Bank related to such non-compliance, pursuant to which UMB Bank agreed to forbear from exercising its rights and remedies available to it as a result of such defaults. We will be operating under the terms of such Forbearance Agreement through January 17, 2025 (the “Forbearance Period”).

The Forbearance Agreement also amends the Loan Agreement to, among other things, (i) increase the availability under the revolving line of credit from $8.0 million to $14.0 million (the "Revolver"), and (ii) reduce the term loan commitment from $12.0 million to $4.4 million (the “Term Loan”). The Revolver maturity date was extended one year to January 17, 2025 and the Term Loan maturity date was extended one year to January 17, 2029. Both the Revolver and the Term Loan have a floating per annum rate of interest equal to the Prime Rate, adjusted daily, plus the Applicable Margin (as such terms are defined in the Loan Agreement). We are required to pay a non-utilization fee equal to 0.125% of any unused portion of the Revolver in excess of any letter of credit obligations. As of September 30, 2023, no amounts were borrowed against the Revolver and there were no letters of credit outstanding. As of the effective date of the Forbearance Agreement, $10.0 million will be drawn under the Loan Agreement, which includes $4.4 million under the Term Loan and $5.6 million under the Revolver. As of June 30, 2024, $4.0 million was outstanding on the Term Loan, no amounts were borrowed against the Revolver, and there was an outstanding letter of credit in the amount of $0.3 million.

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

Under the Loan Agreement, as amended by the Forbearance Agreement, the Company is required to comply with the following financial covenants:

•
Maintaining, on a consolidated basis, a minimum EBITDA (as defined in the Loan Agreement) through the fiscal year ending September 30, 2024, measured on a quarterly basis (the “Minimum EBITDA Covenant”). The Minimum EBITDA Covenant amount increases each quarter during such period. At June 30, 2024, we were in compliance with the Minimum EBITDA Covenant for such period (not less than EBITDA of $800,000 for the nine-month period ended June 30, 2024), with actual positive EBITDA of $3.2 million for such period. The Minimum EBITDA Covenant replaced the Senior Debt to EBITDA covenant set forth in the original Loan Agreement.
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

If the Lender does not extend the Forbearance Period or otherwise grant a waiver in the future for the covenant defaults described above, an event of default under the Loan Agreement would exist. To the extent the Lender so elects, the outstanding indebtedness under the Loan Agreement could be accelerated following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. In addition, should the Company default in its obligation to comply with any of the covenants described immediately above during the Forbearance Period, an event of default would then exist, and, absent a further forbearance agreement or waiver granted by the Lender, the Lender would have the right to accelerate the indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Both events would also result in the termination of all commitments to extend further credit under the Loan Agreement. There is no guarantee we will have sufficient liquidity to repay our outstanding debt under the Loan Agreement in full if such debt were accelerated. As of June 30, 2024, we had $13.2 million in cash and cash equivalents, and $4.0 million in debt under the Loan Agreement. If we are unable to pay such debt as it comes due, or obtain waivers for such payments, our Lender could foreclose on the assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition. As of June 30, 2024, all outstanding debt under the Loan Agreement was classified as current as a result of the Lender’s ability, in its sole discretion, to call the amounts due thereunder at the end of the Forbearance Period.

The Loan Agreement also includes quarterly and annual reporting requirements and other customary affirmative and negative covenants and events of default for facilities of this type. At June 30, 2024, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $11.3 million as of June 30, 2024, compared to $24.3 million as of September 30, 2023, a decrease of $13.0 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2023 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the nine months ended June 30, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2023 Form 10-K and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as discussed below, there were no other changes to our internal control over financial reporting during the nine months ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In relation to the material weakness identified in the areas of goodwill and intangible assets, we have evaluated the design of internal controls over non-routine and complex transactions, including the preparation and review of the third-party service provider valuation reports. As a result of our evaluation, our management, under the oversight of our Audit Committee, has redesigned existing controls and implemented new controls to remediate the control deficiencies giving rise to the material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Lisa D. Gibbs	Dated:	August 7, 2024
Lisa D. Gibbs
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)