Form 10-Q
period 2024-12-31
AMTECH SYSTEMS INC
filed 2025-02-05
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

At January 31, 2025, there were outstanding 14,289,066 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our Semiconductor Fabrication Solutions business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our or our officers’ current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report will in fact transpire or prove to be accurate. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise after the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q, Form 8-K and Form 10-K reports and our other filings with the SEC. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of our 2024 Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

Unless the context indicates otherwise, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc., an Arizona corporation, together with its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	September 30, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,214	$11,086
Accounts receivable (less allowance for credit losses of $117 and $103 at December 31, 2024 and September 30, 2024, respectively)	20,822	21,989
Inventories	25,611	26,867
Income taxes receivable	95	132
Other current assets	4,525	4,302
Total current assets	64,267	64,376
Property, Plant and Equipment - Net	11,076	11,647
Right-of-Use Assets - Net	15,978	16,596
Intangible Assets - Net	3,876	4,004
Goodwill	21,261	21,261
Deferred Income Taxes - Net	185	185
Other Assets	1,133	884
Total Assets	$117,776	$118,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,888	$5,356
Accrued compensation and related taxes	2,254	2,057
Accrued warranty expense	513	602
Other accrued liabilities	447	477
Current maturities of finance lease liabilities and long-term debt	102	101
Current portion of long-term operating lease liabilities	2,098	2,041
Contract liabilities	6,658	8,965
Total current liabilities	18,960	19,599
Finance Lease Liabilities and Long-Term Debt	161	189
Long-Term Operating Lease Liabilities	14,666	15,240
Income Taxes Payable	1,488	1,510
Other Long-Term Liabilities	59	57
Total Liabilities	35,334	36,595
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,289,066 and 14,258,879 at December 31, 2024 and September 30, 2024, respectively	143	143
Additional paid-in capital	128,949	128,466
Accumulated other comprehensive loss	(1,431)	(720)
Retained deficit	(45,219)	(45,531)
Total Shareholders’ Equity	82,442	82,358
Total Liabilities and Shareholders’ Equity	$117,776	$118,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2024	2023
Revenues, net	$24,385	$24,920
Cost of sales	15,022	15,852
Intangible asset impairment	—	849
Gross profit	9,363	8,219

Selling, general and administrative	8,051	8,567
Research, development and engineering	876	1,588
Loss on disposal of fixed assets	24	—
Goodwill impairment	—	6,370
Intangible asset impairment	—	430
Severance expense	73	198
Operating income (loss)	339	(8,934)
Interest income	5	19
Interest expense	(7)	(198)
Foreign currency gain (loss)	401	(187)
Other	19	-
Income (loss) before income tax provision	757	(9,300)
Income tax provision	445	58
Net income (loss)	$312	$(9,358)
Income (Loss) Per Share:
Net income (loss) per basic share	$0.02	$(0.66)
Net income (loss) per diluted share	$0.02	$(0.66)
Weighted average shares outstanding:
Basic	14,272	14,188
Diluted	14,300	14,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2024	2023
Net income (loss)	$312	$(9,358)
Foreign currency translation adjustment	(711)	269
Comprehensive loss	$(399)	$(9,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	$142	$127,308	$(1,426)	$(46,403)	$79,621

Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net lncome	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2024	2023
Operating Activities
Net income (loss)	$312	$(9,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	752	852
Write-down of inventory	632	572
Goodwill impairment	—	6,370
Intangible asset impairment	—	1,279
Deferred income taxes	—	(25)
Non-cash share-based compensation expense	333	317
Loss on disposal of fixed assets	24	—
Provision for allowance for credit losses	19	(42)
Changes in operating assets and liabilities:
Accounts receivable	1,148	5,114
Inventories	624	243
Other assets	146	1,783
Accounts payable	1,608	(1,661)
Accrued income taxes	14	(222)
Accrued and other liabilities	(438)	(1,751)
Contract liabilities	(2,307)	1,500
Net cash provided by operating activities	2,867	4,971
Investing Activities
Purchases of property, plant and equipment	(143)	(756)
Net cash used in investing activities	(143)	(756)
Financing Activities
Proceeds from the exercise of stock options	150	28
Payments on long-term debt	(24)	(556)
Net cash provided by (used in) financing activities	126	(528)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(722)	213
Net Increase in Cash and Cash Equivalents	2,128	3,900
Cash and Cash Equivalents, Beginning of Period	11,086	13,133
Cash and Cash Equivalents, End of Period	$13,214	$17,033
Supplemental Cash Flow Information:
Income tax payments, net	$431	$280
Interest paid	$5	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech provides equipment, consumables and services for semiconductor wafer fabrication and device packaging. Our products are used in fabricating semiconductor devices, such as silicon carbide (SiC) and silicon (Si) power devices, digital and analog devices, power electronic packages, advanced semiconductor packages and electronic assemblies. We sell these products to semiconductor device and module manufacturers worldwide, particularly in Asia, North America and Europe.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending or ended September 30, and the associated quarters, months, and periods of those fiscal years.

The consolidated results of operations for the three months ended December 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Intangible Assets – Intangible assets acquired in business combinations are capitalized and subsequently amortized on a straight-line basis over their estimated useful life. We review our intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group is determined not to be recoverable, the Company performs an analysis of the fair value of the individual long-lived assets and will recognize an impairment loss when the fair value is less than the carrying value of such long-lived assets. Additional information on impairment testing of intangible assets can be found in Notes 1 and 9 of our Annual Report on Form 10-K for the year ended September 30, 2024.

In the first quarter of fiscal year 2024, we recorded an impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairment.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit). Additional information on impairment testing of goodwill can be found in Notes 1 and 10 of our Annual Report on Form 10-K for the year ended September 30, 2024.

In the first quarter of fiscal year 2024, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of December 31, 2024 and September 30, 2024.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended December 31,
	2024	2023
Beginning balance	$8,965	$8,018
Acquired deposits	—	—
New deposits	4,974	2,823
Deferred revenue	(36)	3
Refunds of deposits	—	—
Revenue recognized	(7,245)	(1,326)
Adjustment	—	—
Ending balance	$6,658	$9,518

As of December 31, 2024, we had approximately $19.0 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2024, we had approximately $25.3 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2024, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Three Months Ended December 31,
	2024	2023
Beginning balance	$602	$965
Additions for warranties issued during the period	26	22
Costs incurred during the period	(8)	(8)
Changes in estimate for pre-existing warranties	(107)	(188)
Ending balance	$513	$791

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.5 million in the three months ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, one Thermal Processing Solutions customer represented 20% of accounts receivable. As of September 30, 2024, one Thermal Processing Solutions customer represented 12% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 63% and 66% of total cash balances as of December 31, 2024 and September 30, 2024, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, the UK and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At December 31, 2024 and September 30, 2024 Amtech’s balances exceeded insured limits by approximately $6.7 million and $5.7 million, respectively. We have not experienced any losses on such accounts.

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

Debt – Our Loan Agreement with UMB Bank was fully repaid in the fourth quarter of fiscal 2024, and was subsequently terminated effective September 11, 2024. The carrying value of debt under our Loan Agreement was based on fixed interest rates. The fair value for the amended Loan Agreement was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and is therefore classified as Level 2 in the fair value hierarchy.

Impact of Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2023-07”), which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our annual periods beginning October 1, 2027, and interim periods beginning October 1, 2028, and requires either prospective or retrospective application. We are currently evaluating the impact of this ASU on our disclosures.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our disclosures.

There were no other new accounting pronouncements issued or effective as of December 31, 2024 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	December 31, 2024	September 30, 2024
Finance leases	$263	$290
Less: current portion of finance lease liabilities and long-term debt	(102)	(101)
Finance Lease Liabilities and Long-Term Debt	$161	$189

Interest expense on finance lease liabilities and long-term debt was $5,000 and $195,000 for the three months ended December 31, 2024 and 2023, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., BTU International, Inc., Intersurface Dynamics, Incorporated, P.R. Hoffman Machine Products, Inc., and Entrepix, Inc. (collectively the “Borrowers”), and UMB Bank, N.A., national banking association (the “Lender”). The Loan Agreement provided for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024, each of which were secured by a first priority lien on substantially all of our assets. The recorded amount of the Term Loan had an interest rate of 6.38% and the Revolver had a floating per annum rate of interest equal to the Prime Rate, adjusted daily.

The Loan Agreement was fully repaid in the fourth quarter of 2024 and was subsequently terminated effective September 11, 2024. See the disclosure in our prior filings with the SEC for a discussion of the financial covenants that were in effect under the Loan Agreement, our failure to comply with the Debt to EBITDA and Fixed Charge Coverage Ratio covenants thereunder, and the Forbearance and Modification Agreement that we operated under prior to terminating this credit facility.

Finance Lease Obligations

Our finance lease obligations totaled $0.3 million as of December 31, 2024 and September 30, 2024, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024. See Note 5 for additional information.

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

For the three months ended December 31, 2024 and 2023, options for 919,637 and 489,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$312	$(9,358)

Denominator:
Weighted-average shares used to compute basic EPS	14,272	14,188
Dilutive potential common shares due to stock options (1)	9	—
Dilutive potential common shares due to RSUs (1)	19	—
Weighted-average shares used to compute diluted EPS	14,300	14,188

Income (loss) per share:
Net income (loss) per basic share	$0.02	$(0.66)
Net income (loss) per diluted share	$0.02	$(0.66)

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	December 31, 2024	September 30, 2024
Purchased parts and raw materials	$16,813	$17,958
Work-in-process	7,183	6,934
Finished goods	1,615	1,975
	$25,611	$26,867

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	December 31, 2024	September 30, 2024
Assets
Right-of-use assets - operating	$15,978	$16,596
Right-of-use assets - finance	204	227
Total right-of-use assets	$16,182	$16,823
Liabilities
Current
Operating lease liabilities	$2,098	$2,041
Finance lease liabilities	102	101
Total current portion of long-term lease liabilities	2,200	2,142
Long-term
Operating lease liabilities	14,666	15,240
Finance lease liabilities	161	189
Total long-term lease liabilities	14,827	15,429
Total lease liabilities	$17,027	$17,571

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended December 31,
Lease cost	Classification	2024	2023
Operating lease cost	Cost of sales	$459	$745
Operating lease cost	Selling, general and administrative	363	204
Operating lease cost	Research, development and engineering	3	3
Finance lease cost	Cost of sales	—	1
Finance lease cost	Selling, general and administrative	25	20
Total lease cost		$850	$973

Future minimum lease payments under non-cancelable leases as of December 31, 2024 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$2,337	$88	$2,425
2026	2,867	117	2,984
2027	2,286	77	2,363
2028	2,326	5	2,331
2029	2,370	—	2,370
Thereafter	10,007	—	10,007
Total lease payments	22,193	287	22,480
Less: Interest	5,429	24	5,453
Present value of lease liabilities	$16,764	$263	$17,027

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	December 31, 2024	September 30, 2024
Weighted average remaining lease term
Operating leases	8.32 years	8.47 years
Finance leases	2.48 years	2.73 years
Weighted average discount rate
Operating leases	6.61%	6.58%
Finance leases	6.43%	6.43%

6. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		December 31,	September 30,
	Amortization Period	2024	2024
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	1.75 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,744)	(5,616)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(339)	(339)
Developed technology		(5,494)	(5,494)
Noncompetition agreements		(160)	(160)
Trade names		(50)	(50)
Intangible assets, net		$3,876	$4,004

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2024 is as follows, in thousands:

Year ending September 30:	Amount
2025	$383
2026	511
2027	511
2028	511
2029	511
Thereafter	1,449
Total	$3,876

The aggregate amortization expense during the three months ended December 31, 2024 and 2023 was $0.1 million and $0.3 million, respectively.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting units for the three months ended December 31, 2024 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at September 30, 2024	5,905	15,356	21,261
Goodwill acquired	—	—	—
Impairment of goodwill	—	—	—
Balance at December 31, 2024	$5,905	$15,356	$21,261
Goodwill	$5,905	$15,356	$21,261
Accumulated impairment losses	—	—	—
Balance at December 31, 2024	$5,905	$15,356	$21,261

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

We review goodwill for impairment when events or circumstances indicate the carrying value may not be recoverable. We performed our annual test of goodwill impairment as of September 30, 2024. The results of the goodwill impairment test indicated that the fair value of both our Thermal Processing and Semiconductor Fabrication Solutions reporting units were in excess of the carrying value, and, thus, were not impaired. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value leading to a $6.4 million impairment charge in fiscal 2024. This triggering event indicated a need to test goodwill for impairment. The goodwill impairment test indicated the book value of our Semiconductor Fabrication Solutions (formerly Material and Substrate) reporting unit was in excess of fair value. As a result, we recorded a $6.4 million impairment charge in the period ended December 31, 2023. There was no goodwill impairment identified in our Thermal Processing Solutions (formerly Semiconductor) reporting unit.

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

7. Income Taxes

Our effective tax rate was 58.8% and (0.6%) for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21% for permanent items, and changes in valuation allowances. For the three months ended December 31, 2024 and 2023, we recorded income tax expense of $0.4 million and $0.1 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million in the three months ended December 31, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2024:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,087,016	$6.97
Granted	10,000	5.55
Exercised	(30,187)	4.97
Forfeited	(65,130)	8.90
Outstanding at end of period	1,001,699	$6.89
Exercisable at end of period	474,368	$7.72
Weighted average fair value of options granted during the period	$3.06

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2024	2023
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	61%	56%

The following table summarizes our RSU activity during the three months ended December 31, 2024:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	24,897	$4.82
Granted	—	—
Released	—	—
Forfeited	—	—
Nonvested at end of period	24,897	$4.82

9. Commitments and Contingencies

Purchase Obligations – As of December 31, 2024, we had unrecorded purchase obligations in the amount of $7.9 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Thermal Processing Solutions – We design, manufacture, sell and service thermal processing equipment and related controls for use by leading semiconductor manufacturers, and in electronics, automotive and other industries.

Semiconductor Fabrication Solutions – We produce consumables parts and services, and equipment for producing silicon carbide, silicon and gallium nitride wafers, optical components and a variety of crystalline materials.

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended December 31,
	2024	2023
Net Revenues:
Thermal Processing Solutions	$18,684	$17,527
Semiconductor Fabrication Solutions	5,701	7,393
	$24,385	$24,920
Operating income (loss):
Thermal Processing Solutions	$2,874	$1,081
Semiconductor Fabrication Solutions	(358)	(7,844)
Non-segment related	(2,177)	(2,171)
	$339	$(8,934)

	December 31, 2024	September 30, 2024
Identifiable Assets:
Thermal Processing Solutions	$68,638	$68,051
Semiconductor Fabrication Solutions	45,258	46,915
Non-segment related*	3,880	3,987
	$117,776	$118,953

* Non-segment related assets include cash, fixed assets, and other assets.

11. Major Customers and Foreign Sales

During the three months ended December 31, 2024, one Thermal Processing Solutions segment customer represented 22% of our net revenues. During the three months ended December 31, 2023, two Thermal Processing Solutions segment customers individually represented 13% and 12% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2024	2023
United States	27%	43%
Canada	1%	1%
Mexico	1%	1%
Other	1%	1%
Total Americas	30%	46%
China	12%	32%
Malaysia	4%	2%
Taiwan	30%	4%
Other	5%	3%
Total Asia	51%	41%
Germany	2%	6%
Hungary	7%	0%
Czech Republic	1%	2%
Other	9%	5%
Total Europe	19%	13%
	100%	100%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”).

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

We operate in two reportable segments, based primarily on the industries they serve: (i) Thermal Processing Solutions and (ii) Semiconductor Fabrication Solutions. Our thermal processing solutions include reflow equipment for chip packaging and electronic assembly, diffusion furnaces and furnaces used to produce ceramic based power semiconductor packages and passive electronic components. Our semiconductor fabrication solutions include consumables, equipment and services for wafer polishing, cleaning, slicing and dicing.

The markets we serve are historically cyclical, but not seasonal, with constantly evolving technical requirements and can be subject to tariffs and sourcing restrictions driven by geopolitical tensions. Our revenue is impacted by these broad industry trends.

Growth and Investment Strategy

We believe there are three key secular trends that are key to our future growth:

•
Advanced Mobility - Advanced Mobility encompasses both the development and adoption of electric vehicles and charging infrastructure, including both electric vehicle (EV) and hybrid electric vehicles (HEV), as well as advanced automotive electronics including Advanced Driver Assistance Systems (ADAS), infotainment and telematics. Our products intersect these markets in multiple ways: CMP consumables and wafer cleaning systems for the SiC substrates used in the EV power investors; thermal processing systems for producing EV battery cooling systems and ceramic substrates for HEV power semiconductor packaging; and reflow ovens for ADAS, infotainment and telematics component assemblies.
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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2024	2023
Revenues, net	100%	100%
Cost of sales	62%	64%
Intangible asset impairment	—%	3%
Gross margin	38%	33%
Selling, general and administrative	33%	34%
Research, development and engineering	4%	6%
Loss on disposal of fixed assets	—%	—%
Goodwill impairment	—%	26%
Intangible asset impairment	—%	2%
Severance expense	—%	1%
Operating income (loss)	1%	(36)%
Interest income	—%	—%
Interest expense	—%	(1)%
Foreign currency gain (loss)	2%	(1)%
Other	—%	—%
Income (loss) before income taxes	3%	(38)%
Income tax provision	2%	—%
Net income (loss)	1%	(38)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2024	2023	Change	% Change
Thermal Processing Solutions	18,684	$17,527	$1,157	7%
Semiconductor Fabrication Solutions	5,701	7,393	(1,692)	(23)%
Total net revenue	$24,385	$24,920	$(535)	(2)%

Total net revenue for the three months ended December 31, 2024 and 2023 was $24.4 million and $24.9 million, respectively, a decrease of approximately $0.5 million or 2%. Our Thermal Processing Solutions results for the first quarter of fiscal 2025 reflect increases in shipments of our horizontal diffusion and high-temperature furnaces, partially offset by decreases in parts and service and packaging equipment shipments. Semiconductor Fabrication Solutions revenue decreased due primarily to lower sales of our wafer cleaning equipment.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2024	2023	Change	% Change
Thermal Processing Solutions	$13,167	$17,129	$(3,962)	(23)%
Semiconductor Fabrication Solutions	4,903	5,976	(1,073)	(18)%
Total new orders	$18,070	$23,105	$(5,035)	(22)%

Our backlog by reportable segment was as follows, dollars in thousands:

	December 31,
Segment	2024	2023	Change	% Change
Thermal Processing Solutions	$15,328	$44,835	$(29,507)	(66)%
Semiconductor Fabrication Solutions	3,670	5,144	(1,474)	(29)%
Total backlog	$18,998	$49,979	$(30,981)	(62)%

As of December 31, 2024, one of our Thermal Processing Solutions segment customers individually accounted for 18% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 27% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2024. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the three months ended December 31, 2024, the improvement in lead times across all of our product lines favorably contributed to the decline in our backlog.

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

	Three Months Ended December 31,
Segment	2024	Gross Margin	2023	Gross Margin	Change
Thermal Processing Solutions	$7,329	39%	$6,159	35%	$1,170
Semiconductor Fabrication Solutions	2,034	36%	2,060	28%	(26)
Total gross profit	$9,363	38%	$8,219	33%	$1,144

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross profit for the three months ended December 31, 2024 and 2023 was $9.4 million (38% of net revenue) and $8.2 million (33% of net revenue), respectively, an increase of $1.1 million. Gross margin on products from our Thermal Processing Solutions segment increased compared to the three months ended December 31, 2023, due to changes in our product mix and lower costs. Gross margin on products from our Semiconductor Fabrication Solutions segment increased compared to the three months ended December 31, 2023, primarily due to an $0.8 million intangible asset impairment during the period ended December 31, 2023. We are working with contract manufacturers, who can leverage their buying power on a larger scale to reduce costs. Throughout fiscal 2024, we made targeted labor reductions as a result of the shift to contract manufacturing amid the slowdown in the broader semiconductor industry.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consists of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2024 and 2023 were $8.1 million and $8.6 million, respectively. SG&A decreased compared to the prior year quarter primarily due to fixed cost reductions.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2024 and 2023 was $0.9 million and $1.6 million, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments. Additionally, the prior year period included expenditures related to new product development projects at our Semiconductor Fabrication Solutions segment, which have not recurred. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the quarter ended December 31, 2024, we recognized no impairment of our goodwill as a result of no triggering event identified at the end of the first quarter.

During the quarter ended December 31, 2023, we recognized impairment of our goodwill of $6.4 million at our Semiconductor Fabrication Solutions segment as a result of a triggering event identified at the end of the quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the quarter ended December 31, 2024, we recognized no impairment of our definite lived intangible assets.

During the quarter ended December 31, 2023, we recognized impairment of our definite lived intangible assets of $1.3 million at our Semiconductor Fabrication Solutions segment. As stated above, $0.8 million of this impairment was recorded in cost of goods sold, and the remainder was recorded within operating expenses in the Condensed Consolidated Statement of Operations. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairments.

Severance Expense

Severance expense was $0.1 million and $0.2 million for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024, the amount relates to staff reductions at our Thermal Processing Solutions segment. Severance expense for the three months ended December 31, 2023 relates to staff reductions in our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was 58.8% and (0.6%) for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21% for permanent items, and changes in valuation allowances. For the three months ended December 31, 2024 and 2023, we recorded income tax expense of $0.4 million and an income tax expense of $58,000, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Three Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$2,867	$4,971
Net cash used in investing activities	(143)	(756)
Net cash provided by (used in) financing activities	126	(528)
Effect of exchange rate changes on cash and cash equivalents	(722)	213
Net increase in cash and cash equivalents	2,128	3,900
Cash and cash equivalents, beginning of period	11,086	13,133
Cash and cash equivalents, end of period	$13,214	$17,033

A summary of our cash position as of December 31, 2024 and September 30, 2024, is as follows, in thousands, except the current ratio:

	December 31, 2024	September 30, 2024
Cash and cash equivalents	$13,214	$11,086
Restricted cash	$—	$—
Working capital	$45,307	$44,777
Current ratio (current assets to current liabilities)	3.4:1	3.3:1

The increase in cash and cash equivalents from September 30, 2024 of $2.1 million was primarily due to increased collections from customers and reduced inventory. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $0.5 million increase in working capital from September 30, 2024, was primarily due to a decrease in current liabilities.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $2.9 million for the three months ended December 31, 2024, compared to $5.0 million provided by operating activities for the three months ended December 31, 2023. Our accounts receivable collections exceeded new accounts receivable due to the timing of shipments and collections across both time periods. Additionally, during the period ended December 31, 2023, we received more down payments from customers for future shipments.

Cash Flows from Investing Activities

Cash used in investing activities was $0.1 million for the three months ended December 31, 2024, compared to $0.8 million used in investing activities in the three months ended December 31, 2023. Both periods consist solely of capital expenditures.

Cash Flows from Financing Activities

For the three months ended December 31, 2024, cash provided by financing activities was $0.1 million, primarily comprised of proceeds from the exercise of stock options. For the three months ended December 31, 2023, cash used by financing activities was $0.5 million, comprised of $0.6 million in payments on long-term debt partially offset by less than $0.1 million of proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $7.9 million as of December 31, 2024, compared to $12.1 million as of September 30, 2024, a decrease of $4.2 million.

Other than as described in Note 2, there were no material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

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

A critical accounting estimate is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our 2024 Form 10-K. We believe our critical accounting estimates relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2024 Form 10-K

represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the three months ended December 31, 2024.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place were effective.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2024 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Wade M. Jenke	Dated:	February 5, 2025
Wade M. Jenke
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)