Form 10-Q
period 2025-03-31
AMTECH SYSTEMS INC
filed 2025-05-12
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

At May 2, 2025, there were outstanding 14,313,963 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in tariffs or trade policies, particularly between the U.S. and countries where we have operations or customers; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our Semiconductor Fabrication Solutions business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2025	September 30, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,426	$11,086
Accounts receivable (less allowance for credit losses of $146 and $103 at March 31, 2025 and September 30, 2024, respectively)	16,190	21,989
Inventories	20,805	26,867
Income taxes receivable	134	132
Other current assets	3,582	4,302
Total current assets	54,137	64,376
Property, Plant and Equipment - Net	10,439	11,647
Right-of-Use Assets - Net	15,436	16,596
Intangible Assets - Net	1,179	4,004
Goodwill	908	21,261
Deferred Income Taxes - Net	185	185
Other Assets	1,124	884
Total Assets	$83,408	$118,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,201	$5,356
Accrued compensation and related taxes	1,904	2,057
Accrued warranty expense	427	602
Other accrued liabilities	705	477
Current maturities of finance lease liabilities and long-term debt	104	101
Current portion of long-term operating lease liabilities	2,141	2,041
Contract liabilities	6,208	8,965
Total current liabilities	16,690	19,599
Finance Lease Liabilities and Long-Term Debt	135	189
Long-Term Operating Lease Liabilities	14,143	15,240
Income Taxes Payable	1,345	1,510
Other Long-Term Liabilities	60	57
Total Liabilities	32,373	36,595
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,313,963 and 14,258,879 at March 31, 2025 and September 30, 2024, respectively	143	143
Additional paid-in capital	129,239	128,466
Accumulated other comprehensive loss	(1,316)	(720)
Retained deficit	(77,031)	(45,531)
Total Shareholders’ Equity	51,035	82,358
Total Liabilities and Shareholders’ Equity	$83,408	$118,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues, net	$15,580	$25,433	$39,965	$50,353
Cost of sales	15,905	16,982	30,927	32,834
Intangible asset impairment	—	—	—	849
Gross (loss) profit	(325)	8,451	9,038	16,670

Selling, general and administrative	7,115	8,252	15,166	16,819
Research, development and engineering	832	921	1,709	2,509
Loss (gain) on sale of fixed assets	205	(2,197)	229	(2,197)
Goodwill impairment	20,353	—	20,353	6,370
Intangible asset impairment	2,569	—	2,569	430
Severance expense	184	112	256	310
Operating (loss) income	(31,583)	1,363	(31,244)	(7,571)
Interest income	27	14	31	33
Interest expense	(6)	(193)	(13)	(391)
Foreign currency gain (loss)	—	—	401	(187)
Other	22	9	42	9
(Loss) income before income tax provision	(31,540)	1,193	(30,783)	(8,107)
Income tax provision	272	223	717	281
Net (loss) income	$(31,812)	$970	$(31,500)	$(8,388)
(Loss) Income Per Share:
Net (loss) income per basic share	$(2.23)	$0.07	$(2.21)	$(0.59)
Net (loss) income per diluted share	$(2.23)	$0.07	$(2.21)	$(0.59)
Weighted average shares outstanding:
Basic	14,296	14,197	14,284	14,193
Diluted	14,296	14,209	14,284	14,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income	$(31,812)	$970	$(31,500)	$(8,388)
Foreign currency translation adjustment	115	(50)	(596)	219
Comprehensive (loss) income	$(31,697)	$920	$(32,096)	$(8,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	$142	$127,308	$(1,426)	$(46,403)	$79,621
Net income	—	—	—	—	970	970
Translation adjustment	—	—	—	(50)	—	(50)
Stock compensation expense	—	—	350	—	—	350
Stock options exercised	18	—	—	—	—	—
Balance at March 31, 2024	14,209	142	127,658	(1,476)	(45,433)	80,891

Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net lncome	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442
Net loss	—	—	—	—	(31,812)	(31,812)
Translation adjustment	—	—	—	115	—	115
Stock compensation expense	—	—	290	—	—	290
RSU vested	25	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Balance at March 31, 2025	14,314	143	129,239	(1,316)	(77,031)	51,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(31,500)	$(8,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,573	1,572
Write-down of inventory	6,618	940
Goodwill impairment	20,353	6,370
Intangible asset impairment	2,569	1,279
Deferred income taxes	—	(22)
Non-cash share-based compensation expense	623	667
Loss (gain) on sale of fixed assets	229	(2,197)
Provision for allowance for credit losses	63	—
Changes in operating assets and liabilities:
Accounts receivable	5,736	5,244
Inventories	(556)	2,617
Other assets	1,639	3,163
Accounts payable	(253)	(3,462)
Accrued income taxes	(167)	(42)
Accrued and other liabilities	(1,093)	(3,432)
Contract liabilities	(2,757)	998
Net cash provided by operating activities	3,077	5,307
Investing Activities
Purchases of property, plant and equipment	(152)	(1,976)
Proceeds from the sale of property, plant and equipment	—	2,700
Net cash (used in) provided by investing activities	(152)	724
Financing Activities
Proceeds from the exercise of stock options	150	28
Payments on long-term debt	(47)	(6,413)
Net cash provided by (used in) financing activities	103	(6,385)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(688)	221
Net Increase (Decrease) in Cash and Cash Equivalents	2,340	(133)
Cash and Cash Equivalents, Beginning of Period	11,086	13,133
Cash and Cash Equivalents, End of Period	$13,426	$13,000
Supplemental Cash Flow Information:
Income tax payments, net	$884	$323
Interest paid	$11	$391

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

The consolidated results of operations for the three and six months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.

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

In each of the second quarter of fiscal year 2025 and the first quarter of fiscal year 2024, we recorded impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairment.

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

In the second quarter of fiscal year 2025, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. We also recorded an impairment of goodwill in our Semiconductor Fabrication Solutions segment in the first quarter of fiscal year 2024. See Note 6 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of March 31, 2025 and September 30, 2024.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$6,658	$9,518	$8,965	$8,018
New deposits	265	724	5,239	3,547
Deferred revenue	168	(9)	132	(6)
Revenue recognized	(883)	(1,218)	(8,128)	(2,544)
Adjustment	—	—	—	—
Ending balance	$6,208	$9,015	$6,208	$9,015

As of March 31, 2025, we had approximately $19.1 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2024, we had approximately $25.3 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31, 2025, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Six Months Ended March 31,
	2025	2024
Beginning balance	$602	$965
Additions for warranties issued during the period	30	97
Costs incurred during the period	(16)	(19)
Changes in estimate for pre-existing warranties	(189)	(280)
Ending balance	$427	$763

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, and $0.7 million and $1.1 million for the six months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, one Thermal Processing Solutions customer represented 11% of accounts receivable. As of September 30, 2024, one Thermal Processing Solutions customer represented 12% of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 67% and 66% of total cash balances as of March 31, 2025 and September 30, 2024, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore, the UK and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At March 31, 2025 and September 30, 2024 Amtech’s balances exceeded insured limits by approximately $9.1 million and $5.7 million, respectively. We have not experienced any losses on such accounts.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our disclosures. The updated guidance is not expected to have a material impact to the Company’s consolidated financial statements or disclosures.

There were no other new accounting pronouncements issued or effective as of March 31, 2025 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	March 31, 2025	September 30, 2024
Finance leases	$239	$290
Less: current portion of finance lease liabilities and long-term debt	(104)	(101)
Finance Lease Liabilities and Long-Term Debt	$135	$189

Interest expense on finance lease liabilities and long-term debt was $6,000 and $195,000 for the three months ended March 31, 2025 and 2024, and $11,000 and $391,000 for the six months ended March 31, 2025 and 2024, respectively.

Loan and Security Agreement

On January 17, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) among Amtech, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., BTU International, Inc., Intersurface Dynamics, Incorporated, P.R. Hoffman Machine Products, Inc., and Entrepix, Inc., and UMB Bank, N.A., national banking association. The Loan Agreement provided for (i) a term loan (the “Term Loan”) in the amount of $12.0 million maturing January 17, 2028, and (ii) a revolving loan facility (the “Revolver”) with an availability of $8.0 million maturing January 17, 2024, each of which were secured by a first priority lien on substantially all of our assets. The recorded amount of the Term Loan had an interest rate of 6.38% and the Revolver had a floating per annum rate of interest equal to the Prime Rate, adjusted daily.

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

Finance Lease Obligations

Our finance lease obligations totaled $0.2 million and $0.3 million as of March 31, 2025 and September 30, 2024, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024. See Note 5 for additional information.

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

For the three and six months ended March 31, 2025, options for 952,657 and 946,037 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2024, options for 817,191 and 645,244 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(31,812)	$970	$(31,500)	$(8,388)

Denominator:
Weighted-average shares used to compute basic EPS	14,296	14,197	14,284	14,193
Dilutive potential common shares due to stock options (1)	—	—	—	—
Dilutive potential common shares due to RSUs (1)	—	12	—	—
Weighted-average shares used to compute diluted EPS	14,296	14,209	14,284	14,193

(Loss) income per share:
Net (loss) income per basic share	$(2.23)	$0.07	$(2.21)	$(0.59)
Net (loss) income per diluted share	$(2.23)	$0.07	$(2.21)	$(0.59)

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	March 31, 2025	September 30, 2024
Purchased parts and raw materials	$10,441	$17,958
Work-in-process	8,354	6,934
Finished goods	2,010	1,975
	$20,805	$26,867

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	March 31, 2025	September 30, 2024
Assets
Right-of-use assets - operating	$15,436	$16,596
Right-of-use assets - finance	185	227
Total right-of-use assets	$15,621	$16,823
Liabilities
Current
Operating lease liabilities	$2,141	$2,041
Finance lease liabilities	104	101
Total current portion of long-term lease liabilities	2,245	2,142
Long-term
Operating lease liabilities	14,143	15,240
Finance lease liabilities	135	189
Total long-term lease liabilities	14,278	15,429
Total lease liabilities	$16,523	$17,571

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Cost of sales	$460	$373	$919	$1,118
Operating lease cost	Selling, general and administrative	364	464	727	668
Operating lease cost	Research, development and engineering	3	3	6	6
Finance lease cost	Cost of sales	—	1	—	2
Finance lease cost	Selling, general and administrative	25	22	50	42
Total lease cost		$852	$863	$1,702	$1,836

Future minimum lease payments under non-cancelable leases as of March 31, 2025 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$1,574	$59	$1,633
2026	2,868	117	2,985
2027	2,287	77	2,364
2028	2,326	5	2,331
2029	2,370	—	2,370
Thereafter	10,031	—	10,031
Total lease payments	21,456	258	21,714
Less: Interest	5,172	19	5,191
Present value of lease liabilities	$16,284	$239	$16,523

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	March 31, 2025	September 30, 2024
Weighted average remaining lease term
Operating leases	8.18 years	8.47 years
Finance leases	2.24 years	2.73 years
Weighted average discount rate
Operating leases	6.63%	6.58%
Finance leases	6.44%	6.43%

6. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		March 31,	September 30,
	Amortization Period	2025	2024
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	1.75 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,872)	(5,616)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(2,111)	(339)
Developed technology		(5,494)	(5,494)
Noncompetition agreements		(160)	(160)
Trade names		(847)	(50)
Intangible assets, net		$1,179	$4,004

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2025 is as follows, in thousands:

Year ending September 30:	Amount
2025	$88
2026	177
2027	177
2028	177
2029	177
Thereafter	383
Total	$1,179

The aggregate amortization expense during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively. The aggregate amortization expense during the six months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.

We review our intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. For the period ended March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for the rest of the year due to prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As discussed in the Goodwill section below, this resulted in a triggering event for impairment of goodwill. The results of the goodwill impairment test indicated that the book value of our Semiconductor Fabrication Solutions segment and Thermal Processing Solutions segment was in excess of fair value and was impaired. Prior to recognizing any impairment of goodwill, we tested the related long-lived assets for impairment in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. We tested each identified asset group within each segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups within our Semiconductor Fabrication Solutions segment. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets was estimated using various valuation methodologies, including the multi-period excess earnings method and the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Semiconductor Fabrication Solutions segment of $2.6 million during the quarter ended March 31, 2025. The $2.6 million impairment consists of $1.8 million for customer relationships and $0.8 million for trade names primarily at Entrepix.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting units for the six months ended March 31, 2025 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at September 30, 2024	5,905	15,356	21,261
Goodwill acquired	—	—	—
Impairment of goodwill	(4,997)	(15,356)	(20,353)
Balance at March 31, 2025	$908	$—	$908
Goodwill	$5,905	$15,356	$21,261
Accumulated impairment losses	(4,997)	(15,356)	(20,353)
Balance at March 31, 2025	$908	$—	$908

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

We review goodwill for impairment when events or circumstances indicate the carrying value may not be recoverable. For the period ended March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for future periods due to prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. This triggering event indicated a need to test goodwill for impairment. The goodwill impairment test indicated book value was in excess of fair value by $15.4 million for our Semiconductor Fabrication Solutions segment and $5.0 million for our Thermal Processing Solutions segment. As a result, we recorded a $20.4 million impairment charge in the period ended March 31, 2025.

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

7. Income Taxes

Our effective tax rate was (2.3%) and (3.5%) for the six months ended March 31, 2025 and 2024, respectively. The effective tax rate for the six months ended March 31, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21% for permanent items, including the non-deductibility of the goodwill impairment, and changes in valuation allowances. For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $0.3 million and $0.2 million, respectively. For the six months ended March 31, 2025 and 2024, we recorded income tax expense of $0.7 million and $0.3 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million in the three months ended March 31, 2025 and 2024, respectively, and $0.6 million and $0.7 million in the six months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2025:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,087,016	$6.97
Granted	10,000	5.55
Exercised	(30,187)	4.97
Forfeited	(91,380)	8.29
Outstanding at end of period	975,449	$6.89
Exercisable at end of period	641,337	$7.18
Weighted average fair value of options granted during the period	$3.06

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2025	2024
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	61%	60%

The following table summarizes our RSU activity during the six months ended March 31, 2025:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	24,897	$4.82
Granted	207,524	4.98
Released	(24,897)	4.82
Forfeited	—	—
Nonvested at end of period	207,524	$4.98

9. Commitments and Contingencies

Purchase Obligations – As of March 31, 2025, we had unrecorded purchase obligations in the amount of $5.2 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Revenues:
Thermal Processing Solutions	$10,575	$17,441	$29,259	$34,968
Semiconductor Fabrication Solutions	5,005	7,992	10,706	15,385
	$15,580	$25,433	$39,965	$50,353
Operating (loss) income:
Thermal Processing Solutions	$(8,401)	$896	$(5,528)	$1,977
Semiconductor Fabrication Solutions	(21,077)	900	(21,435)	(6,943)
Non-segment related	(2,105)	(433)	(4,281)	(2,605)
	$(31,583)	$1,363	$(31,244)	$(7,571)

	March 31, 2025	September 30, 2024
Identifiable Assets:
Thermal Processing Solutions	$53,282	$68,051
Semiconductor Fabrication Solutions	23,215	46,915
Non-segment related*	6,911	3,987
	$83,408	$118,953

* Non-segment related assets include cash, fixed assets, and other assets.

11. Major Customers and Foreign Sales

During the six months ended March 31, 2025, one Thermal Processing Solutions segment customer represented 14% of our net revenues. During the six months ended March 31, 2024, one Thermal Processing Solutions segment customer represented 12% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2025	2024
United States	28%	43%
Canada	1%	1%
Mexico	1%	1%
Other	2%	—%
Total Americas	32%	45%
China	13%	23%
Malaysia	3%	8%
Taiwan	27%	4%
Other	7%	4%
Total Asia	50%	39%
Germany	2%	8%
Hungary	4%	—%
Czech Republic	2%	3%
Austria	—%	1%
Other	10%	4%
Total Europe	18%	16%
	100%	100%

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
•
Advanced Mobility - Advanced Mobility encompasses both the development and adoption of electric vehicles and charging infrastructure, including both electric vehicle (EV) and hybrid electric vehicles (HEV), as well as advanced automotive electronics including Advanced Driver Assistance Systems (ADAS), infotainment and telematics. Our products intersect these markets in multiple ways: CMP consumables and wafer cleaning systems for the SiC substrates used in the EV power inverters; thermal processing systems for producing EV battery cooling systems and ceramic substrates for HEV power semiconductor packaging; and reflow ovens for ADAS, infotainment and telematics component assemblies.

We continue to invest in research and development, including the introduction of our next-generation reflow platform, Aurora, in 2023. Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two reportable segments in the Thermal Processing Solutions and Semiconductor Fabrication Solutions industries: BTU, PR Hoffman, Intersurface Dynamics and Entrepix. Our 2023 acquisition of Entrepix bolstered our offerings in the CMP technology space and incorporated wafer cleaning into our existing capital equipment product lines. We also have a complimentary strategy of pursuing organic growth, particularly during times when we lacked sufficient capital resources to pursue growth through acquisitions. We intend to continue to pursue acquisitions to supplement organic growth and have added market development resources globally to accelerate organic growth.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues, net	100%	100%	100%	100%
Cost of sales	102%	67%	77%	65%
Intangible asset impairment	—%	—%	—%	2%
Gross margin	(2)%	33%	23%	33%
Selling, general and administrative	46%	32%	38%	33%
Research, development and engineering	5%	4%	4%	5%
Gain on sale of fixed assets	1%	(9)%	1%	(4)%
Goodwill impairment	131%	—%	51%	13%
Intangible asset impairment	17%	—%	6%	1%
Severance expense	1%	—%	1%	—%
Operating (loss) income	(203)%	6%	(78)%	(15)%
Interest income	1%	—%	—%	—%
Interest expense	—%	(1)%	—%	(1)%
Foreign currency gain (loss)	—%	—%	1%	—%
Other	—%	—%	—%	—%
(Loss) income before income taxes	(202)%	5%	(77)%	(16)%
Income tax provision	2%	1%	2%	1%
Net (loss) income	(204)%	4%	(79)%	(17)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2025	2024	Change	% Change	2025	2024	Change	% Change
Thermal Processing Solutions	10,575	$17,441	$(6,866)	(39)%	29,259	$34,968	$(5,709)	(16)%
Semiconductor Fabrication Solutions	5,005	7,992	(2,987)	(37)%	10,706	15,385	(4,679)	(30)%
Total net revenue	$15,580	$25,433	$(9,853)	(39)%	$39,965	$50,353	$(10,388)	(21)%

Total net revenue for the three months ended March 31, 2025 and 2024 was $15.6 million and $25.4 million, respectively, a decrease of approximately $9.9 million or 39%. Total net revenue for the six months ended March 31,

2025 and 2024 was $40.0 million and $50.4 million, respectively, a decrease of approximately $10.4 million or 21%. Our Thermal Processing Solutions results for the second quarter and for the first six months of fiscal 2025 decreased primarily due to lower sales of diffusion and high temperature furnaces from the prolonged weakness in the mature node semiconductor market and a shipping delay of a $4.9 million order resulting from a customer dispute regarding a previously cancelled order. Our Semiconductor Fabrication Solutions results for the second quarter and for the first six months of fiscal 2025 decreased due primarily to lower sales of our wafer cleaning equipment from the prolonged weakness in the mature node semiconductor market.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2025	2024	Change	% Change	2025	2024	Change	% Change
Thermal Processing Solutions	$10,562	$12,061	$(1,499)	(12)%	$23,729	$29,189	$(5,460)	(19)%
Semiconductor Fabrication Solutions	5,139	7,710	(2,571)	(33)%	10,042	13,687	(3,645)	(27)%
Total new orders	$15,701	$19,771	$(4,070)	(21)%	$33,771	$42,876	$(9,105)	(21)%

Our backlog by reportable segment was as follows, dollars in thousands:

	March 31,
Segment	2025	2024	Change	% Change
Thermal Processing Solutions	$15,315	$39,455	$(24,140)	(61)%
Semiconductor Fabrication Solutions	3,804	4,861	(1,057)	(22)%
Total backlog	$19,119	$44,316	$(25,197)	(57)%

As of March 31, 2025, one of our Thermal Processing Solutions segment customers individually accounted for 11% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 26% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2025. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the six months ended March 31, 2025, the improvement in lead times across all of our product lines contributed favorably to the decline in our backlog.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2025	Gross Margin	2024	Gross Margin	Change	2025	Gross Margin	2024	Gross Margin	Change
Thermal Processing Solutions	$350	3%	$5,040	29%	$(4,690)	$7,680	26%	$11,199	32%	$(3,519)
Semiconductor Fabrication Solutions	(675)	-13%	3,411	43%	(4,086)	1,358	13%	5,471	36%	(4,113)
Total gross profit	$(325)	-2%	$8,451	33%	$(8,776)	$9,038	23%	$16,670	33%	$(7,632)

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross margin for the three months ended March 31, 2025 and 2024 was negative $0.3 million (2% of net revenue) and $8.5 million (33% of net revenue), respectively, a decrease of $8.8 million. Gross margin for the six months ended March 31, 2025 and 2024 was $9.0 million (23% of net revenue) and $16.7 million (33% of net revenue), respectively, a decrease of $7.6 million. Gross margin on products from both our Thermal Processing Solutions segment and our Semiconductor Fabrication Solutions segment decreased compared to the three months and six months ended March 31, 2024, due to lower revenue and higher inventory write-downs. Inventory write-downs increased due to product mix changes shifting away from solutions aligned to mature semiconductor nodes at our end customers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended March 31, 2025 and 2024 were $7.1 million and $8.3 million, respectively. SG&A expenses for the six months ended March 31, 2025 and 2024 were $15.2 million and $16.8 million, respectively. SG&A decreased compared to the three months and six months ended March 31, 2024, due to fixed cost reductions and lower commissions.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.9 million, respectively, and $1.7 million and $2.5 million in the six months ended March 31, 2025 and 2024, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments. Additionally, the prior year period for the six months ended March 31, 2024, included expenditures related to new product development projects at our Semiconductor Fabrication Solutions segment, which have not recurred. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the six months ended March 31, 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment as a result of a triggering event identified at the end of the second fiscal quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

During the quarter ended December 31, 2023, we recognized impairment of our goodwill of $6.4 million at our Semiconductor Fabrication Solutions segment as a result of a triggering event identified at the end of the quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the six months ended March 31, 2025, we recognized impairment of our definite lived intangible assets of $2.6 million at our Semiconductor Fabrication Solutions segment. As disclosed above, this impairment was recorded within operating expenses in the Condensed Consolidated Statement of Operations. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairments.

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

Severance Expense

Severance expense was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Severance expense was $0.3 million for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025 and 2024, the amounts relate to staff reductions at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was (2.3%) and (3.5%) for the six months ended March 31, 2025 and 2024, respectively. The effective tax rate for the six months ended March 31, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21% for permanent items, including the non-deductibility of the goodwill impairment, and changes in valuation allowances. For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $0.3 million and $0.2 million, respectively. For the six months ended March 31, 2025 and 2024, we recorded income tax expense of $0.7 million and $0.3 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Six Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,077	$5,307
Net cash (used in) provided by investing activities	(152)	724
Net cash provided by (used in) financing activities	103	(6,385)
Effect of exchange rate changes on cash and cash equivalents	(688)	221
Net increase in cash and cash equivalents	2,340	(133)
Cash and cash equivalents, beginning of period	11,086	13,133
Cash and cash equivalents, end of period	$13,426	$13,000

A summary of our cash position as of March 31, 2025 and September 30, 2024, is as follows, in thousands, except the current ratio:

	March 31, 2025	September 30, 2024
Cash and cash equivalents	$13,426	$11,086
Working capital	$37,447	$44,777
Current ratio (current assets to current liabilities)	3.2:1	3.3:1

The increase in cash and cash equivalents from September 30, 2024 of $2.3 million was primarily due to increased collections from customers. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $7.3 million decrease in working capital from September 30, 2024, was primarily due to increased collections from customers.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $3.1 million for the six months ended March 31, 2025, compared to $5.3 million provided by operating activities for the six months ended March 31, 2024. Our accounts receivable collections exceeded new accounts receivable due to the timing and collections across both time periods. Additionally, during the six months ended March 31, 2024, we received more down payments from customers for future shipments.

Cash Flows from Investing Activities

Cash used in investing activities was $0.2 million for the six months ended March 31, 2025, compared to $0.7 million provided by investing activities in the six months ended March 31, 2024. The six months ended March 31, 2025, consist solely of capital expenditures. The six months ended March 31, 2024, include $2.0 million in capital expenditures offset by $2.7 million in proceeds from the sale of our real property in Arizona.

Cash Flows from Financing Activities

For the six months ended March 31, 2025, cash provided by financing activities was $0.1 million, primarily comprised of proceeds from the exercise of stock options. For the six months ended March 31, 2024, cash used by financing activities was $6.4 million, primarily comprised of $6.4 million in payments on long-term debt.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $5.2 million as of March 31, 2025, compared to $12.1 million as of September 30, 2024, a decrease of $6.9 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2024 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the six months ended March 31, 2025.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the design and operation of our disclosure controls and procedures as of March 31, 2025, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2025, in ensuring that material information related to us required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2024 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K and our Form 10-Q for the quarter ended December 31, 2024.

Changes in, and the regulatory implementation of, tariffs or other government trade policies or political conditions could reduce demand for our products, limit our ability to sell our products to certain customers or our ability to comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.

The recent increase in tariffs by the Trump administration and resulting changes in trade policies and political conditions may adversely affect our sales and profitability. For example, the additional tariffs imposed by the United States on China and by China on the United States, if sustained for a reasonable period of time, could have a material adverse effect on our business and results of operations.

More specifically, our manufacturing operations China have recently been subjected to increased costs and additional trade restrictions stemming from the geopolitical regulations and tensions between the United States and China. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. These rules may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. Conversely, China has added companies in the U.S. with whom we do business on its restricted entity list. Additional tariffs, export controls or other trade restrictions between the two countries could materially adversely affect our results of operations.

In addition, tariffs on parts and components that we import from certain nations that have imposed, or may in the future impose, tariffs may adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Wade M. Jenke	Dated:	May 12, 2025
Wade M. Jenke
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)