Form 10-Q
period 2025-06-30
AMTECH SYSTEMS INC
filed 2025-08-06
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

At August 1, 2025, there were outstanding 14,313,963 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025	September 30, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$15,563	$11,086
Accounts receivable (less allowance for credit losses of $126 and $103 at June 30, 2025 and September 30, 2024, respectively)	19,047	21,989
Inventories	19,620	26,867
Income taxes receivable	152	132
Other current assets	3,373	4,302
Total current assets	57,755	64,376
Property, Plant and Equipment - Net	10,445	11,647
Right-of-Use Assets - Net	17,856	16,596
Intangible Assets - Net	1,135	4,004
Goodwill	908	21,261
Deferred Income Taxes - Net	185	185
Other Assets	1,180	884
Total Assets	$89,464	$118,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,899	$5,356
Accrued compensation and related taxes	1,666	2,057
Accrued warranty expense	414	602
Other accrued liabilities	1,522	477
Current maturities of finance lease liabilities and long-term debt	112	101
Current portion of long-term operating lease liabilities	1,828	2,041
Contract liabilities	6,399	8,965
Total current liabilities	18,840	19,599
Finance Lease Liabilities and Long-Term Debt	127	189
Long-Term Operating Lease Liabilities	16,894	15,240
Income Taxes Payable	1,750	1,510
Other Long-Term Liabilities	135	57
Total Liabilities	37,746	36,595
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,313,963 and 14,258,879 at June 30, 2025 and September 30, 2024, respectively	143	143
Additional paid-in capital	129,577	128,466
Accumulated other comprehensive loss	(1,077)	(720)
Retained deficit	(76,925)	(45,531)
Total Shareholders’ Equity	51,718	82,358
Total Liabilities and Shareholders’ Equity	$89,464	$118,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$19,557	$26,749	$59,522	$77,102
Cost of sales	10,425	16,991	41,353	49,825
Intangible asset impairment	—	—	—	849
Gross profit	9,132	9,758	18,169	26,428

Selling, general and administrative	7,387	8,209	22,553	25,028
Research, development and engineering	364	693	2,070	3,202
Loss (gain) on sale of fixed assets	45	—	274	(2,197)
Goodwill impairment	—	—	20,353	6,370
Intangible asset impairment	—	—	2,569	430
Severance expense	421	40	678	350
Operating income (loss)	915	816	(30,328)	(6,755)
Interest income	88	2	119	35
Interest expense	(5)	(107)	(19)	(498)
Foreign currency (loss) gain	(96)	182	305	(5)
Other	3	2	45	11
Income (loss) before income tax provision	905	895	(29,878)	(7,212)
Income tax provision	799	457	1,516	738
Net income (loss)	$106	$438	$(31,394)	$(7,950)
Income (Loss) Per Share:
Net income (loss) per basic share	$0.01	$0.03	$(2.20)	$(0.56)
Net income (loss) per diluted share	$0.01	$0.03	$(2.20)	$(0.56)
Weighted average shares outstanding:
Basic	14,314	14,209	14,294	14,198
Diluted	14,314	14,254	14,294	14,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$106	$438	$(31,394)	$(7,950)
Foreign currency translation adjustment	239	(99)	(357)	120
Comprehensive income (loss)	$345	$339	$(31,751)	$(7,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(9,358)	(9,358)
Translation adjustment	—	—	—	269	—	269
Stock compensation expense	—	—	317	—	—	317
Stock options exercised	5	—	28	—	—	28
Balance at December 31, 2023	14,191	$142	$127,308	$(1,426)	$(46,403)	$79,621
Net income	—	—	—	—	970	970
Translation adjustment	—	—	—	(50)	—	(50)
Stock compensation expense	—	—	350	—	—	350
Stock options exercised	18	—	—	—	—	—
Balance at March 31, 2024	14,209	142	127,658	(1,476)	(45,433)	80,891
Net income	—	—	—	—	438	438
Translation adjustment	—	—	—	(99)	—	(99)
Stock compensation expense	—	—	488	—	—	488
Balance at June 30, 2024	14,209	$142	$128,146	$(1,575)	$(44,995)	$81,718

Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net income	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442
Net loss	—	—	—	—	(31,812)	(31,812)
Translation adjustment	—	—	—	115	—	115
Stock compensation expense	—	—	290	—	—	290
RSU vested	25	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Balance at March 31, 2025	14,314	143	129,239	(1,316)	(77,031)	51,035
Net income	—	—	—	—	106	106
Translation adjustment	—	—	—	239	—	239
Stock compensation expense	—	—	338	—	—	338
RSU vested	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Balance at June 30, 2025	14,314	$143	$129,577	$(1,077)	$(76,925)	$51,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(31,394)	$(7,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,167	2,310
Write-down of inventory	6,647	1,367
Goodwill impairment	20,353	6,370
Intangible asset impairment	2,569	1,279
Deferred income taxes	—	(13)
Non-cash share-based compensation expense	961	1,155
Loss (gain) on sale of fixed assets	274	(2,197)
Provision for allowance for credit losses	43	(21)
Changes in operating assets and liabilities:
Accounts receivable	2,899	2,204
Inventories	600	4,695
Other assets	3,057	4,205
Accounts payable	1,477	(1,965)
Accrued income taxes	219	548
Accrued and other liabilities	(1,696)	(4,298)
Contract liabilities	(2,567)	1,274
Net cash provided by operating activities	5,609	8,963
Investing Activities
Purchases of property, plant and equipment	(704)	(5,310)
Proceeds from the sale of property, plant and equipment	12	2,700
Net cash used in investing activities	(692)	(2,610)
Financing Activities
Proceeds from the exercise of stock options	150	28
Payments on long-term debt	(70)	(6,668)
Net cash provided by (used in) financing activities	80	(6,640)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(520)	337
Net Increase in Cash and Cash Equivalents	4,477	50
Cash and Cash Equivalents, Beginning of Period	11,086	13,133
Cash and Cash Equivalents, End of Period	$15,563	$13,183
Supplemental Cash Flow Information:
Income tax payments, net	$1,297	$189
Interest paid	$18	$498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

The consolidated results of operations for the three and nine months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.

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

In the second quarter of fiscal year 2025 and the first quarter of fiscal year 2024, we recorded impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairment.

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

In the second quarter of fiscal year 2025, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. Additionally, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions segment in the first quarter of fiscal year 2024. See Note 6 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of June 30, 2025 and September 30, 2024.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$6,208	$9,015	$8,965	$8,018
New deposits	(4,842)	1,484	397	5,031
Deferred revenue	(172)	(12)	(40)	(18)
Revenue recognized	5,205	(1,196)	(2,923)	(3,740)
Adjustment	—	—	—	—
Ending balance	$6,399	$9,291	$6,399	$9,291

As of June 30, 2025, we had approximately $21.2 million of remaining performance obligations, which included recognized contract liabilities as well as amounts to be invoiced and recognized in future periods. As of September 30, 2024, we had approximately $25.3 million of remaining performance obligations. The orders included in our remaining performance obligations are expected to ship within the next twelve months.

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2025, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Nine Months Ended June 30,
	2025	2024
Beginning balance	$602	$965
Additions for warranties issued during the period	61	203
Costs incurred during the period	(16)	(19)
Changes in estimate for pre-existing warranties	(233)	(400)
Ending balance	$414	$749

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.6 million for the nine months ended June 30, 2025 and 2024, respectively.

Employee Retention Tax – The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 calendar year. The Company qualified for the employee retention credit for qualified wages through December 2021, and filed a cash refund claim during the calendar year ended December 31, 2023. The employee retention credit in the amount of $2.1 million was received in the Company’s third fiscal quarter of 2025 and recognized as a reduction to payroll tax expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025. The ERC was credited against cost of sales, selling, general and administrative, and research, development and engineering for $1.0 million, $0.8 million, and $0.3 million, respectively.

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

As of June 30, 2025 and September 30, 2024, one Thermal Processing Solutions customer represented 15% and 12%, respectively, of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 72% and 66% of total cash balances as of June 30, 2025 and September 30, 2024, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At June 30, 2025 and September 30, 2024 Amtech’s balances exceeded insured limits by approximately $9.7 million and $5.7 million, respectively. We have not experienced any losses on such accounts.

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

There were no other new accounting pronouncements issued or effective as of June 30, 2025 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	June 30, 2025	September 30, 2024
Finance leases	$239	$290
Less: current portion of finance lease liabilities and long-term debt	(112)	(101)
Finance Lease Liabilities and Long-Term Debt	$127	$189

Interest expense on finance lease liabilities and long-term debt was $6,000 and $108,000 for the three months ended June 30, 2025 and 2024, and $18,000 and $498,000 for the nine months ended June 30, 2025 and 2024, respectively.

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

Finance Lease Obligations

Our finance lease obligations totaled $0.2 million and $0.3 million as of June 30, 2025 and September 30, 2024, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024. See Note 5 for additional information.

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

For the three and nine months ended June 30, 2025, options for 929,490 and 956,480 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2024, options for 1,054,466 and 775,233 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$106	$438	$(31,394)	$(7,950)

Denominator:
Weighted-average shares used to compute basic EPS	14,314	14,209	14,294	14,198
Dilutive potential common shares due to stock options (1)	—	5	—	—
Dilutive potential common shares due to RSUs (1)	—	40	—	—
Weighted-average shares used to compute diluted EPS	14,314	14,254	14,294	14,198

Income (loss) per share:
Net income (loss) per basic share	$0.01	$0.03	$(2.20)	$(0.56)
Net income (loss) per diluted share	$0.01	$0.03	$(2.20)	$(0.56)

(1)
The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	June 30, 2025	September 30, 2024
Purchased parts and raw materials	$10,286	$17,958
Work-in-process	7,570	6,934
Finished goods	1,764	1,975
	$19,620	$26,867

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2025	September 30, 2024
Assets
Right-of-use assets - operating	$17,856	$16,596
Right-of-use assets - finance	190	227
Total right-of-use assets	$18,046	$16,823
Liabilities
Current
Operating lease liabilities	$1,828	$2,041
Finance lease liabilities	112	101
Total current portion of long-term lease liabilities	1,940	2,142
Long-term
Operating lease liabilities	16,894	15,240
Finance lease liabilities	127	189
Total long-term lease liabilities	17,021	15,429
Total lease liabilities	$18,961	$17,571

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Cost of sales	$454	$617	$1,373	$1,735
Operating lease cost	Selling, general and administrative	371	375	1,098	1,043
Operating lease cost	Research, development and engineering	3	3	9	9
Finance lease cost	Cost of sales	—	—	—	2
Finance lease cost	Selling, general and administrative	26	38	76	80
Total lease cost		$854	$1,033	$2,556	$2,869

Future minimum lease payments under non-cancelable leases as of June 30, 2025 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$776	$31	$807
2026	3,045	126	3,171
2027	3,056	85	3,141
2028	3,117	12	3,129
2029	3,184	4	3,188
Thereafter	11,383	—	11,383
Total lease payments	24,561	258	24,819
Less: Interest	5,839	19	5,858
Present value of lease liabilities	$18,722	$239	$18,961

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	June 30, 2025	September 30, 2024
Weighted average remaining lease term
Operating leases	7.87 years	8.47 years
Finance leases	2.18 years	2.73 years
Weighted average discount rate
Operating leases	6.85%	6.58%
Finance leases	6.56%	6.43%

6. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		June 30,	September 30,
	Amortization Period	2025	2024
Backlog	1 year	$2,100	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	1.75 years	6,700	6,700
Noncompetition agreements	5 years	200	200
Trade names	3-15 years	2,679	2,679
		16,088	16,088
Accumulated amortization		(5,916)	(5,616)
Less asset impairments:
Backlog		(425)	(425)
Customer relationships		(2,111)	(339)
Developed technology		(5,494)	(5,494)
Noncompetition agreements		(160)	(160)
Trade names		(847)	(50)
Intangible assets, net		$1,135	$4,004

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2025 is as follows, in thousands:

Year ending September 30:	Amount
2025	$44
2026	177
2027	177
2028	177
2029	177
Thereafter	383
Total	$1,135

The aggregate amortization expense during the three months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. The aggregate amortization expense during the nine months ended June 30, 2025 and 2024 was $0.3 million and $0.7 million, respectively.

We review our intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. For the period ended March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for the rest of the year due to a prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As disclosed in the Goodwill section below, this resulted in a triggering event for impairment of goodwill. The results of the goodwill impairment test indicated that the book value of our Semiconductor Fabrication Solutions segment and Thermal Processing Solutions segment was in excess of fair value and was impaired. Prior to recognizing any impairment of goodwill, we tested the related long-lived assets for impairment in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. We tested each identified asset group within each segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups within our Semiconductor Fabrication Solutions segment. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets was estimated using various valuation methodologies, including the multi-period excess earnings method and the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Semiconductor Fabrication Solutions segment of $2.6 million during the quarter ended March 31, 2025. The $2.6 million impairment consists of $1.8 million for customer relationships and $0.8 million for trade names primarily at Entrepix.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting units for the nine months ended June 30, 2025 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at September 30, 2024	5,905	15,356	21,261
Goodwill acquired	—	—	—
Impairment of goodwill	(4,997)	(15,356)	(20,353)
Balance at June 30, 2025	$908	$—	$908
Goodwill	$5,905	$15,356	$21,261
Accumulated impairment losses	(4,997)	(15,356)	(20,353)
Balance at June 30, 2025	$908	$—	$908

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

7. Income Taxes

Our effective tax rate was (5.1%) and (10.2%) for the nine months ended June 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended June 30, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items, including the non-deductibility of the goodwill impairment, and changes in valuation allowances. For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $0.8 million and $0.5 million, respectively. For the nine months ended June 30, 2025 and 2024, we recorded income tax expense of $1.5 million and $0.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.5 million in the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.2 million in the nine months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2025:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,087,016	$6.97
Granted	20,000	5.40
Exercised	(30,187)	4.97
Forfeited	(184,079)	7.76
Outstanding at end of period	892,750	$6.84
Exercisable at end of period	615,404	$7.09
Weighted average fair value of options granted during the period	$2.96

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2025	2024
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	60%	60%

The following table summarizes our RSU activity during the nine months ended June 30, 2025:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	24,897	$4.82
Granted	207,524	4.98
Released	(24,897)	4.82
Forfeited	(36,500)	4.99
Nonvested at end of period	171,024	$4.98

9. Commitments and Contingencies

Purchase Obligations – As of June 30, 2025, we had unrecorded purchase obligations in the amount of $3.8 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Revenues:
Thermal Processing Solutions	$14,208	$18,038	$43,467	$53,006
Semiconductor Fabrication Solutions	5,349	8,711	16,055	24,096
	$19,557	$26,749	$59,522	$77,102
Operating (loss) income:
Thermal Processing Solutions	$2,907	$1,690	$(2,620)	$3,666
Semiconductor Fabrication Solutions	878	1,621	(20,557)	(5,321)
Non-segment related	(2,870)	(2,495)	(7,151)	(5,100)
	$915	$816	$(30,328)	$(6,755)

	June 30, 2025	September 30, 2024
Identifiable Assets:
Thermal Processing Solutions	$56,734	$68,051
Semiconductor Fabrication Solutions	25,315	46,915
Non-segment related*	7,415	3,987
	$89,464	$118,953

* Non-segment related assets include cash, fixed assets, and other assets.

11. Major Customers and Foreign Sales

During the nine months ended June 30, 2025, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 11% of our net revenues. During the nine months ended June 30, 2024, one Thermal Processing Solutions segment customer represented 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2025	2024
United States	27%	40%
Canada	1%	1%
Mexico	1%	1%
Other	2%	—%
Total Americas	31%	42%
China	18%	20%
Malaysia	8%	11%
Taiwan	21%	6%
Other	6%	4%
Total Asia	53%	41%
Germany	2%	7%
Hungary	3%	—%
Czech Republic	2%	3%
Austria	—%	1%
Other	9%	6%
Total Europe	16%	17%
	100%	100%

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

Growth and Investment Strategy

We believe there are three key secular trends that are key to our future growth:

•
Artificial Intelligence - With Artificial Intelligence (AI), we believe our reflow oven systems are the favored choice for Outsourced Semiconductor Assembly and Test Services (OSATS) providers who perform advanced packaging of the AI chips.
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

We continue to invest in research and development, including the introduction of our next-generation reflow platform, Aurora, in 2023. Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two reportable segments in the Thermal Processing Solutions and Semiconductor Fabrication Solutions industries: BTU, PR Hoffman, Intersurface Dynamics and Entrepix. Our 2023 acquisition of Entrepix bolstered our offerings in the CMP technology space and incorporated wafer cleaning into our existing capital equipment product lines. We also have a complimentary strategy of pursuing organic growth, particularly during times when we lack sufficient capital resources to pursue growth through acquisitions. We intend to continue to pursue acquisitions to supplement organic growth and have added market development resources globally to accelerate organic growth.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	100%	100%	100%	100%
Cost of sales	53%	64%	69%	65%
Intangible asset impairment	—%	—%	—%	1%
Gross margin	47%	36%	31%	34%
Selling, general and administrative	38%	31%	38%	32%
Research, development and engineering	2%	2%	4%	4%
Gain on sale of fixed assets	—%	—%	—%	(3)%
Goodwill impairment	—%	—%	34%	8%
Intangible asset impairment	—%	—%	5%	1%
Severance expense	2%	—%	1%	1%
Operating income (loss)	5%	3%	(51)%	(9)%
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	—%
Foreign currency (loss) gain	—%	—%	1%	—%
Other	—%	—%	—%	—%
Income (loss) before income taxes	5%	3%	(50)%	(9)%
Income tax provision	4%	1%	3%	1%
Net income (loss)	1%	2%	(53)%	(10)%

Net Revenue

Net revenue consists of revenue recognized upon shipment or delivery of equipment. Spare parts sales are recognized upon shipment and service revenue is recognized upon completion of the service activity, which is generally ratable over the term of the service contract. Since the majority of our revenue is generated from large system sales, revenue, gross profit and operating income can be materially impacted by the timing of system shipments.

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2025	2024	Change	% Change	2025	2024	Change	% Change
Thermal Processing Solutions	14,208	$18,038	$(3,830)	(21)%	43,467	$53,006	$(9,539)	(18)%
Semiconductor Fabrication Solutions	5,349	8,711	(3,362)	(39)%	16,055	24,096	(8,041)	(33)%
Total net revenue	$19,557	$26,749	$(7,192)	(27)%	$59,522	$77,102	$(17,580)	(23)%

Total net revenue for the three months ended June 30, 2025 and 2024 was $19.6 million and $26.7 million, respectively, a decrease of approximately $7.2 million or 27%. Total net revenue for the nine months ended June 30,

2025 and 2024 was $59.5 million and $77.1 million, respectively, a decrease of approximately $17.6 million or 23%. Our Thermal Processing Solutions results for the third quarter and for the first nine months of fiscal 2025 decreased primarily due to lower sales of diffusion and high temperature furnaces from the prolonged weakness in the mature node semiconductor market and a shipping delay of a $4.9 million order resulting from a customer dispute regarding a previously cancelled order. Our Semiconductor Fabrication Solutions results for the third quarter and for the first nine months of fiscal 2025 decreased due primarily to lower sales of our wafer cleaning equipment from the prolonged weakness in the mature node semiconductor market.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2025	2024	Change	% Change	2025	2024	Change	% Change
Thermal Processing Solutions	$14,057	$10,801	$3,256	30%	$37,786	$39,990	$(2,204)	(6)%
Semiconductor Fabrication Solutions	7,598	8,013	(415)	(5)%	17,640	21,700	(4,060)	(19)%
Total new orders	$21,655	$18,814	$2,841	15%	$55,426	$61,690	$(6,264)	(10)%

Our backlog by reportable segment was as follows, dollars in thousands:

	June 30,
Segment	2025	2024	Change	% Change
Thermal Processing Solutions	$15,164	$27,673	$(12,509)	(45)%
Semiconductor Fabrication Solutions	6,052	4,164	1,888	45%
Total backlog	$21,216	$31,837	$(10,621)	(33)%

As of June 30, 2025, one of our Thermal Processing Solutions segment customers individually accounted for 11% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 27% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2025. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the three months ended June 30, 2025, the increase in Thermal Processing Solutions new order bookings was primarily driven by strong demand in Asia for AI application products. The decline in our backlog during this period was favorably impacted by the improvement in lead times across all of our product lines.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of goods sold, amortization of intangibles and intangible asset impairment. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment and spare parts and the cost of service and support to customers for installation, warranty and paid service calls. Gross margin is gross profit as a percent of net revenue. Our gross profit and gross margin by business segment were as follows, dollars in thousands:

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2025	Gross Margin	2024	Gross Margin	Change	2025	Gross Margin	2024	Gross Margin	Change
Thermal Processing Solutions	$6,325	45%	$6,313	35%	$12	$14,005	32%	$17,513	33%	$(3,508)
Semiconductor Fabrication Solutions	2,807	52%	3,445	40%	(638)	4,164	26%	8,915	37%	(4,751)
Total gross profit	$9,132	47%	$9,758	36%	$(626)	$18,169	31%	$26,428	34%	$(8,259)

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross margin for the three months ended June 30, 2025 and 2024 was $9.1 million (47% of net revenue) and $9.8 million (36% of net revenue), respectively, a decrease of $0.6 million. Gross margin for the nine months ended June 30, 2025 and 2024 was $18.2 million (31% of net revenue) and $26.4 million (34% of net revenue), respectively, a decrease of $8.3 million.

Gross margin on products from both our Thermal Processing Solutions segment and our Semiconductor Fabrication Solutions segment decreased compared to the three and nine months ended June 30, 2024, due to lower revenue and higher inventory write-downs. Inventory write-downs increased due to product mix changes shifting away from solutions aligned to mature semiconductor nodes at our end customers. Gross margin decreases were offset by the receipt of the employee retention tax credit during the three months ended June 30, 2025.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended June 30, 2025 and 2024 were $7.4 million and $8.2 million, respectively. SG&A expenses for the nine months ended June 30, 2025 and 2024 were $22.6 million and $25.0 million, respectively. SG&A decreased compared to the three and nine months ended June 30, 2024, which is due to lower personnel costs, the employee retention tax credit and variable costs in addition to lower commissions from lower volumes.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2025 and 2024 was $0.4 million and $0.7 million, respectively, and $2.1 million and $3.2 million in the nine months ended June 30, 2025 and 2024, respectively. The decrease in RD&E is due to the offset of the employee retention tax credit and timing of purchases related to specific strategic-development projects at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments. Additionally, the prior year period for the nine months ended June 30, 2024, included expenditures related to new product development projects at our Semiconductor Fabrication Solutions segment, which have not recurred. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the nine months ended June 30, 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment as a result of a triggering event identified at the end of the second fiscal quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

During the quarter ended December 31, 2023, we recognized impairment of our goodwill of $6.4 million at our Semiconductor Fabrication Solutions segment as a result of a triggering event identified at the end of the quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the nine months ended June 30, 2025, we recognized impairment of our definite lived intangible assets of $2.6 million at our Semiconductor Fabrication Solutions segment. As disclosed above, this impairment was recorded within operating expenses in the Condensed Consolidated Statement of Operations. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairments.

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

Severance Expense

Severance expense was $0.4 million and $40,000 for the three months ended June 30, 2025 and 2024, respectively. Severance expense was $0.7 million and $0.4 million for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025 and 2024, the amounts relate to staff reductions at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was (5.1%) and (10.2%) for the nine months ended June 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended June 30, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items, including the non-deductibility of the goodwill impairment, and changes in valuation allowances. For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $0.8 million and $0.5 million, respectively. For the nine months ended June 30, 2025 and 2024, we recorded income tax expense of $1.5 million and $0.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (commonly known as the One Big Beautiful Bill Act or OBBBA). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

We are currently evaluating the impact of the OBBBA on our consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and we complete our analysis.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each region, non-tax deductible expenses incurred as a percent of pre-tax income and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Nine Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$5,609	$8,963
Net cash used in investing activities	(692)	(2,610)
Net cash provided by (used in) financing activities	80	(6,640)
Effect of exchange rate changes on cash and cash equivalents	(520)	337
Net increase in cash and cash equivalents	4,477	50
Cash and cash equivalents, beginning of period	11,086	13,133
Cash and cash equivalents, end of period	$15,563	$13,183

A summary of our cash position as of June 30, 2025 and September 30, 2024, is as follows, in thousands, except the current ratio:

	June 30, 2025	September 30, 2024
Cash and cash equivalents	$15,563	$11,086
Working capital	$38,915	$44,777
Current ratio (current assets to current liabilities)	3.1:1	3.3:1

The increase in cash and cash equivalents from September 30, 2024 of $4.5 million was primarily due to increased collections from customers and the IRS refund of employee retention credits. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $5.9 million decrease in working capital from September 30, 2024, was primarily due to decreases in accounts receivable and lower inventory.

During periods of weakening demand, we typically generate cash from operating activities, which we may decide to reinvest in our business via strategic projects. Conversely, we are more likely to use operating cash flows for working capital requirements during periods of higher growth. Our sources of capital in the past have included the sale of equity securities in private and public transactions, the incurrence of long-term debt and customer deposits.

Cash Flows from Operating Activities

Cash provided by our operating activities was $5.6 million for the nine months ended June 30, 2025, compared to $9.0 million provided by operating activities for the nine months ended June 30, 2024. Our inventory purchase was lower primarily due to lower revenue for the nine months ended June 30, 2025. Additionally, during the nine months ended June 30, 2024, we received more down payments from customers for future shipments.

Cash Flows from Investing Activities

Cash used in investing activities was $0.7 million for the nine months ended June 30, 2025, compared to $2.6 million used in investing activities in the nine months ended June 30, 2024. The nine months ended June 30, 2025, consist solely of capital expenditures. The nine months ended June 30, 2024, include $5.3 million in capital expenditures offset by $2.7 million in proceeds from the sale of our real property in Arizona.

Cash Flows from Financing Activities

For the nine months ended June 30, 2025, cash provided by financing activities was $0.1 million, primarily comprised of proceeds from the exercise of stock options. For the nine months ended June 30, 2024, cash used by financing activities was $6.6 million, primarily comprised of payments on long-term debt.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $3.8 million as of June 30, 2025, compared to $12.1 million as of September 30, 2024, a decrease of $8.3 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2024 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the nine months ended June 30, 2025.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the design and operation of our disclosure controls and procedures as of June 30, 2025, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2025, in ensuring that material information related to us required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2024 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Condensed Consolidated Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K and our Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AMTECH SYSTEMS, INC.

By	/s/ Wade M. Jenke	Dated:	August 6, 2025
Wade M. Jenke
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)