Form 10-K
period 2025-09-30
AMTECH SYSTEMS INC
filed 2025-12-10
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2025

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

As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $54,346,382, based upon the closing sales price reported by the NASDAQ Global Market on that date.

As of December 3, 2025, the registrant had outstanding 14,356,797 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement related to the registrant’s 2026 Annual Meeting of Shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the registrant’s fiscal year ended September 30, 2025, are incorporated by reference into Items 10-14 of Part III of this Form 10-K.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2007 Plan	The 2007 Employee Stock Incentive Plan
2022 Plan	Amtech Systems, Inc. 2022 Equity Incentive Plan
3D	Three dimensional
401(k) Plan	The Amtech Systems, Inc. 401(k) Plan
5G	Fifth generation of mobile communications
ACMI	Advanced Compound Materials, Inc.
ADAS	Advanced driver assistance systems
AI	Artificial intelligence
Amtech	Amtech Systems, Inc. and Subsidiaries
ASC	Accounting Standards Codification
Board	The Board of Directors of Amtech Systems, Inc.
Bruce Technologies	Bruce Technologies, Inc.
BTU	BTU International, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CM	Contract manufacturer
CMP	Chemical Mechanical Planarization or Chemical Mechanical Polishing
Common Stock	Our common stock, par value $0.01 per share
Company	Amtech Systems, Inc. and Subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	A novel coronavirus strain commonly referred to as “coronavirus”
DBC	Direct bond copper
EBIT EBITDA	Earnings Before Interest and Taxes Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, Middle East and Asia
Entrepix	Entrepix, Inc.
EPS	Earnings (loss) per share
ERC	Employee Retention Credit
ERISA	Employee Retirement Income Security Act of 1974
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
GPU	Graphics Processing Unit
HEV	Hybrid electric vehicles
Intersurface Dynamics	Intersurface Dynamics, Inc.
ISO 9001:2015	International standard that specifies requirements for a quality management system
IoT	Internet of things
LED	Light-emitting diode
Loan Agreement	Loan and Security Agreement
MEMS	Microelectromechanical systems

mm	Millimeter
NIGPP	National Integrated Group Pension Plan and Trust Fund
Note __	Note __ to the consolidated financial statements
O-S-D	Optoelectronic Sensors & Discrete
OEM	original equipment manufacturer
OSATS	Outsourced Semiconductor Assembly and Test Services
our	Amtech Systems, Inc. and Subsidiaries
PCAOB	Public Company Accounting Oversight Board
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

PR Hoffman	P.R. Hoffman Machine Products, Inc.
Proxy Statement	Amtech’s Proxy Statement to be filed with the SEC in connection with its 2026 Annual Meeting of Shareholders
PVA	Polyvinyl alcohol
R&D	Research and development
RD&E	Research, development and engineering
Registrant	Amtech Systems, Inc.
RF	Radio frequency
ROU	Right-of-use
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Semi	Semiconductor
SEO	Search engine optimization
SG&A	Selling, general and administrative expenses
Si	Silicon
SiC	Silicon carbide
SMT	Surface-mount technology
SSP	Standalone selling price
Subsidiaries	Subsidiaries of Amtech Systems, Inc. listed on Exhibit 21 hereto
TTV	Total thickness variation
UK	United Kingdom
us	Amtech Systems, Inc. and Subsidiaries
U.S.	The United States of America
USA PATRIOT act	The Uniting and Strengthening America by Providing Appropriate Tools to Restrict, Intercept, and Obstruct Terrorism Act of 2001
we	Amtech Systems, Inc. and Subsidiaries
xEV	Hybrid and electric vehicles

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Annual Report on Form 10-K ("Annual Report"), our 2025 Annual Report to Shareholders, our other reports that we file with the SEC, our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth or restructuring initiatives; difficulties in executing on our strategic initiatives, the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; and other circumstances and risks identified in this Annual Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our or our officers’ current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact transpire or prove to be accurate. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.

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

PART I

ITEM 1. BUSINESS

OUR COMPANY

We provide equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPU’s) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

Our Thermal Processing Solutions includes conveyorized reflow equipment for advanced semiconductor packaging and electronic assembly, high temperature conveyorized furnaces for power semiconductor substrate and electronic components manufacturing, and diffusion furnaces for (SIC) and (Si) power device production.

Our Semiconductor Fabrication Solutions include consumables, equipment and services for wafer polishing, dicing and cleaning.

Our strategy is to focus our efforts on fully capitalizing on advanced packaging equipment opportunities driven by AI infrastructure investments and expand our consumables and service business for semiconductor fabrication by providing exceptional service and high-quality products to underserved segments of the market.

We categorize each of our subsidiaries into one of two reportable segments, based primarily on the industries they serve:

Reportable Segment	% of 2025 Consolidated Net Revenue
Thermal Processing Solutions	73%
Semiconductor Fabrication Solutions	27%

These reportable segments are comprised of the following four wholly-owned subsidiaries:

Thermal Processing Solutions:

•
BTU, a Delaware corporation based in Westford, Massachusetts, with operations in China, Malaysia and the UK, acquired in January 2015.

Semiconductor Fabrication Solutions:

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

In both of our divisions we are focused on semiconductor and related processes and markets. We believe we are uniquely positioned in that our products are employed throughout the early and late stages of semiconductor and electronics manufacturing. Our products are key to the earliest stages of silicon or silicon carbide wafer manufacturing, then in semiconductor device manufacturing, then advanced semiconductor packaging and then finally in electronics assembly.

Our Thermal Processing Solutions business provides high performance equipment used in solder reflow operations for advanced semiconductor packaging and electronic assembly, furnaces used for producing power semiconductor packaging substrates and electronic components, and diffusion furnaces used in wafer processing. Reflow operations provide a cost effective, high throughput process for electronic packaging and assembly. Our equipment provides the precise temperature, atmospheric control and uniformity required to achieve high yields in mass production reflow operations. Our flux management system scrubs oven gases to minimize downtime, reduce defects from flux contamination and reduce environmental emissions.

Our Semiconductor Fabrication Solutions business provides processing consumables, equipment and services for wafer production. Our PR Hoffman consumables are used for lapping and Chemical Mechanical Planarization (CMP) processes in the manufacturing of SiC and Si power devices, analog devices, optics, ceramics and photonics. Our Entrepix products and services include equipment for SiC and Si wafer cleaning, testing equipment used for optimizing CMP processes, CMP equipment parts and services, and CMP foundry services. Our Intersurface Dynamics products include CMP slurries and dispersants, cleaning chemicals, lubricants and cooling fluids used for semiconductor wafer and optics processing. CMP processes are used to provide a high degree of flatness, parallelism, and surface finish. Common applications for this technology are silicon wafers used for semiconductor digital and analog devices, SiC wafers for power devices, optics and ceramics. These devices are used in a variety of applications including computers and servers, automotive electronics, industrial electronics, mobile phones, telecommunications equipment and medical devices.

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

The semiconductor industry is historically cyclical with constantly evolving technical requirements and advancements and can be subject to tariffs and sourcing restrictions driven by geopolitical tensions. Therefore, future growth and profitability will depend on cyclical trends, our ability to produce equipment regionally and meeting performance requirements as technical requirements evolve. The current contraction cycle for mature node semiconductors is longer than the historical average, mainly attributed to a sustained decrease in demand for industrial equipment, computers, and smartphones after a period of heightened demand during the COVID pandemic, as well as reduced growth expectations for electric vehicles.

For information regarding net revenue, operating income and identifiable assets attributable to each of our two reportable segments, see Note 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For information on the products of each reportable segment, see “Thermal Processing Solutions Products” and “Semiconductor Fabrication Solutions Products” within this “Item 1. Business” section. For information regarding risks to our business, see “Item 1A. Risk Factors.”

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2025 and 2024 relate to the fiscal years ended September 30, 2025, and 2024, respectively.

COMPANY STRATEGY

Core Values: We believe Amtech’s core values (Safety, Customer Focus and Continuous Improvement) are critical to the success of the Company. We continue to recognize and reward behaviors consistent with these values throughout Amtech.

Secular Growth Drivers: We believe there are three key secular trends that are important to our future growth:

•
Artificial Intelligence - With Artificial Intelligence (AI), we believe our reflow oven systems have leading market share with Outsourced Semiconductor Assembly and Test Services (OSATS) providers who perform advanced packaging of the AI chips.
•
Supply Chain Resiliency - There is a global trend of creating supply chain resiliency by expanding and/or relocating operations outside of mainland China. We believe these factories will create demand for new equipment and services in growing regions like Southeast Asia and Mexico.
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

Customer-centric product development in R&D: We continue to invest in research and development to expand our Thermal Processing Solutions reflow equipment product-line for AI applications. Our goal is to expand our addressable market by enabling mass production of higher density packages. We are also investing in application development and R&D resources to accelerate growth of our Semiconductor Fabrications Solutions business by expanding our consumables product portfolio and providing exceptional technical support and service to customers.

Semi-Fabless Manufacturing Model: We have migrated to a semi-fabless manufacturing model for the majority of our capital equipment business to improve our ability to scale production and reduce fixed costs. Our manufacturing partners provide a cost-effective alternative to in-house production and help mitigate the financial impact of variable demand that is inherent to the capital equipment business.

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

We believe the accelerated investments in Artificial Intelligence (AI) infrastructure and increased investments in defense and aerospace applications will help drive future growth. Increasingly complex and dense packaging requirements and high energy demand for AI data centers may also create additional opportunities to expand addressable markets.

Although the semiconductor market has experienced significant growth over the past fifteen years and has recently experienced significant growth driven by AI GPUs, it remains cyclical by nature. The market is characterized by short-term periods of under or over utilization of capacity for most semiconductors, including microprocessors, memory, power management chips and other logic devices. When capacity utilization decreases due to the addition of excess capacity, semiconductor manufacturers typically slow their purchasing of capital equipment. Conversely, when capacity utilization increases, so does capital spending. We believe the continued expansion of our consumable and after-market product offerings, primarily in our Semiconductor Fabrication Solutions segment, will enable us to partially offset some of these cyclical effects.

THERMAL PROCESSING SOLUTIONS PRODUCTS

Our reflow equipment and furnaces are manufactured in our facility in China and by contract manufacturing partners located in China, Canada and Singapore. The following paragraphs describe the products that comprise our current product lines in our Thermal Processing Solutions business:

Continuous Thermal Processing Systems. We design, produce and sell thermal processing systems used in the solder reflow processes used in advanced semiconductor packaging including 2.5D and flip-chip and printed circuit board assembly.

Flip-chip reflow provides the physical and electronic bond of the semiconductor device to its package. Our range of convection reflow systems, utilizing closed loop convection technology, are rated at up to 400°C and operate in air or nitrogen atmospheres. These products utilize forced impingement convection technology to transfer heat to the substrate. Using configurable heating elements of up to eight kilowatts, they can process substrates in dual-lane, dual-speed configurations, thereby enabling our customers to double production without increasing the machine’s footprint. These products are available in four models based on the heated lengths of thermal processing chambers. Heated length is based on the customer's required production rate and loading requirements. These products are manufactured at our ISO 9001:2015 certified facility in Shanghai, China and by a contract manufacturing partner in Singapore.

High-Temperature Belt Furnace. We also design, produce and sell high-temperature belt furnaces that operate at temperatures up to 1180°C and are capable of processing in controlled atmospheres, such as nitrogen, argon, and hydrogen. Applications include DBC, furnace brazing, annealing, glass-to-metal sealing, sintering, and heat-treating for diverse markets including automotive, semiconductors, aerospace and medical. These furnaces are manufactured at our ISO 9001:2015 certified facility in Shanghai, China and by a contract manufacturing partner in Canada.

Horizontal Diffusion Furnaces. We produce and sell 200mm and 300mm horizontal diffusion and deposition furnaces. Our horizontal furnaces currently address several steps in the semiconductor manufacturing process, including diffusion, high temperature oxidation (used in silicon power chips), and annealing. Our horizontal furnaces generally consist of three large modules: the load station, where the loading of the wafers occurs; the furnace section, which is comprised of one to four thermal reactor chambers; and the gas distribution cabinet, where the flow of gases into the reactor chambers is controlled and is often configured through a range of options to meet the requirements of our customers’ particular process needs. The horizontal furnaces utilize a combination of existing industry and proprietary technologies and are sold primarily to semiconductor customers. Our products are capable of processing all currently existing wafer sizes. These furnaces are manufactured in North America.

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

Double-Sided Wafer Cleaning System. The Entrepix Double-Sided Wafer Cleaning System (OnTrak) is a single wafer cleaner that uses water or mild chemistries supplied through PVA brushes to clean both sides of a substrate simultaneously. These wafers (substrates) require cleaning following various process steps that leave the substrate contaminated by material particles. The system is designed to accept wet wafers in and send each substrate through two brush cleaning steps followed by a rinse and a spin dry while also providing heat via a high-powered lamp to dry any residual liquid droplets. The OnTrak system is commonly used in post polishing steps, prime silicon/silicon carbide cleaning, epitaxial silicon deposition processes, and general wafer cleaning needs.

Entegrity Head Tester. The Entrepix Entegrity Head Tester is a table-top CMP head testing system that provides our customers with invaluable data regarding their head consumables that make up the polishing heads. The system allows users to customize operation and recipe programming. This allows the user to test individual zones for leaks or cross talk and track each head's performance by generating data that can be used to track issues with head rebuild before it is installed on the polisher. The Entegrity’s user friendly touch interface displays data in real time and also provides a live graph of the individual zone’s performance. The ability to scan each head barcode prior to testing allows the user to create a data set for each specific head that can be viewed on the screen or downloaded via network connection.

CMP parts and Service. Entrepix offers a comprehensive range of replacement parts for chemical mechanical planarization (CMP) and cleaning equipment, supporting both current and legacy platforms. Entrepix provides engineered solutions to address obsolescence and increase tool reliability, including reverse-engineered assemblies and custom upgrades. Their capabilities extend to wafer carriers, cleaning modules, motor drivers, sensors, and control systems, with in-house prototyping and fabrication enabling rapid development of parts tailored to OEM or customer specifications.

MANUFACTURING, RAW MATERIALS AND SUPPLY CHAIN

Our Thermal Processing Equipment manufacturing activities consist primarily of engineering design to meet specific and evolving customer needs and procurement and assembly of various commercial and proprietary components into finished thermal processing systems in China or via our contract manufacturing partners in Canada and Singapore.

Our manufacturing activities in the polishing business include laser-cutting and other fabrication steps in producing lapping and polishing consumables, including carriers, templates, gears, wear items and spare parts in our ISO 9001:2015 certified facility in Pennsylvania from raw materials manufactured to our specifications by our suppliers. These products are engineered and designed for specific applications and to meet the increasingly tight tolerances required by our customers.

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

Intersurface Dynamics manufactures specialized chemical solutions for precision surface processing applications. Its product portfolio includes coolants, detergents, and slurries designed for grinding, lapping, polishing, cleaning, and dicing of substrates such as silicon, silicon carbide, sapphire, and advanced glass. These products support high-performance manufacturing in semiconductor, optics, and specialty materials industries.

During 2023, we partnered with contract manufacturers (“CM”) to improve our lead times and diversify our manufacturing operations. One CM is located in Canada and is building our high temperature belt furnaces. By partnering with this CM, we achieved record shipments of our high temperature belt furnaces. We also have partnered with a CM in Singapore, who will build our Pyramax furnaces and ship to our North American and European customers. In addition, we are using a CM partner as well as our Shanghai factory as backup sources to manufacture key components for certain high temperature belt furnaces. This CM strategy is key to ensuring we are not concentrated in one geographic location and to give us additional capacity during peak semiconductor cycles.

CUSTOMERS AND SEASONALITY

Our customers are primarily semiconductor chip packaging and electronic assembly companies, and manufacturers of semiconductor substrates, and devices. Additionally, our Semiconductor Fabrication Solutions segment also serves customers in the ceramics and optics industries. During 2025, 71% of our net revenue came from customers outside of North America. This group represented 59% of revenues in 2024. In 2025, net revenue was distributed among customers in the following geographic regions:

•
North/South America 30% (27% of which is in the United States)
•
Asia 55% (including 22% in China, 19% in Taiwan, 7% in Malaysia and 2% in Singapore)
•
Europe 15% (including 2% in Germany, 2% in United Kingdom, 2% in Hungary and 2% in the Czech Republic)

No customer accounted for 10% of our net revenues in 2025 and 2024.

Our business is not seasonal in nature, but is cyclical based on the capital equipment investment patterns of semiconductor manufacturers. These expenditure patterns are based on many factors, including capacity utilization, anticipated demand, the development of new technologies and global and regional economic conditions. Historically, these cycles typically last between 10-17 quarters, with each complete cycle made up of a contraction phase of about 4-6 quarters, followed by an expansion phase of approximately 6-11 quarters. The mature node semiconductor market is currently in a longer-than-historical-average contraction cycle, which we believe is due primarily to a prolonged downturn in demand for personal computers and smartphones following a spike in demand for these products during the COVID pandemic and a reduction in anticipated growth rates for EVs.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

The markets we serve are characterized by rapidly evolving industry standards and technological change. To compete effectively, we must continually maintain or exceed the pace of such change by improving our products and our process technologies and by developing new technologies and products that are competitive based on price and performance. To ensure that these technologies and products address current and future customer requirements, we obtain as much customer cooperation and input as possible, thus increasing the efficiency and effectiveness of our research and development efforts. In addition, we look for strategic acquisitions that will provide us with new technologies to compete effectively in the markets in which we operate.

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

In 2025 and 2024, we recorded RD&E expense of $2.6 million and $4.2 million, respectively. We plan to continue to develop new products and invest in upgrades to existing products to stay competitive in the markets we serve.

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

The Thermal Processing Solutions Market.

Our thermal processing equipment primarily competes with equipment produced by other OEMs. Our principal competitors for printed circuit board assembly equipment and advanced semiconductor packaging vary by product application. The principal competitors for solder reflow systems are ITW/EAE Vitronics-Soltec, Heller, Folungwin, ERSA, Shenzhen JT Automation Equipment Co., Ltd. and Rehm. The principal competitors for advanced semiconductor packaging are ITW/EAE Vitronics-Soltec and Heller. Some of these manufacturers are well-established firms that are larger and have substantially greater financial and other resources. We believe our equipment is generally more expensive than our competitors but our advanced technology and excellent service has allowed us to gain a high market share of advanced packaging and assembly applications.

Competitors of our horizontal diffusion furnaces include Centrotherm GmbH and CVD Equipment, Inc. Our in-line, controlled atmosphere furnaces compete primarily against products offered by Centrotherm and SierraTherm/Schmid Thermal Systems. We also face competition from emerging low-cost Asian manufacturers and other established European manufacturers. We believe our equipment is generally more expensive than our competitors but our process capability, cost of ownership and after-sale support has allowed us to win business in competitive situations.

Semiconductor Fabrication Solutions Markets. Our CMP wafer carriers experience price competition from foreign manufacturers for which there is very little publicly available information. To maintain our competitive position, we work closely with customers to update our product line to keep pace with their requirements and provide a high level of quality and customer service. We also produce steel carriers, including insert carriers, on advanced laser-cutting tools, which reduce our costs and lead times and increases our control over quality.

Entrepix competes with other cleaning equipment providers including Screen and TEL with the OnTrak double-sided scrubber. The OnTrak is normally paired with a stand-alone CMP tool to match the throughput. The OnTrak competes with other cleaning technologies in several other applications like SiC substrate manufacturing and others that require particle removal from the surface of a device wafer.

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

The competitive landscape in the substrate process chemical industry is varied, ranging from large multinational companies to small regional or regionally focused companies. Intersurface Dynamics competes with much larger companies, such as Entegris, Inc. and Merck but focuses on niche applications and emerging substrate opportunities.

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

Our management seeks to align employment levels with the needs of our business. As of September 30, 2025, we employed 264 people. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Of our 264 total employees, 35% were engaged in manufacturing, 18% were engaged in sales and service, 12% were engaged in research, development and engineering, and 35% were engaged in other roles. Our employees were based out of the following locations:

•
Tempe, Arizona corporate offices — 14
•
Phoenix, Arizona manufacturing plants — 28
•
Bethel, Connecticut manufacturing plant — 5
•
Westford, Massachusetts manufacturing plant — 23

•
Carlisle, Pennsylvania manufacturing plant — 24
•
Shanghai, China manufacturing plant — 148
•
Other Asia-Pacific sales and services offices — 14
•
UK sales and services office — 8

Of the 24 people employed at our Carlisle, Pennsylvania facility, 16 were represented by the United Auto Workers Union - Local 1443. We had a three-year agreement with this union, which expired on September 30, 2025. During fiscal 2025 the parties to the agreement successfully negotiated a new 3-year agreement. The new agreement is valid from October 1, 2025, to September 30th, 2028. We have never experienced a work stoppage or strike, and other than employees at the Carlisle facility, no other employees are represented by a union. At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits. We consider our employee relations to be good.

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

Turnover

In 2025, our total employee turnover was 33.1%, of which approximately 37.8% was voluntary. Approximately 2.0% of voluntary turnover were employees that retired from the workforce. The average tenure of our employees is approximately 11 years and approximately 48.5% of our employees have been employed with us for more than 10 years. In 2024, our total employee turnover was 26.2%, of which approximately 36.5% was voluntary. Approximately 7.3% of voluntary turnover were employees that retired from the workforce.

Throughout 2025 and 2024, we made targeted labor reductions as a result of our shift to contract manufacturing and the longer than expected slowdown in the broader semiconductor industry.

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

Our cash flows may be insufficient to provide adequate working capital in the future and we may require additional financing to fund existing operations as well as any growth plans. We paid off and terminated our existing credit facility with UMB Bank in September 2024. There is no assurance that we will be able to replace such facility or that any additional financing will be available if required, or, even if available, that it would not materially dilute the ownership percentage of our then existing shareholders, result in increased expenses or result in covenants or special rights that would restrict our operations.

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

Our success depends upon the continued contributions of our executive officers, general managers, business unit directors and certain other employees, many of whom have many years of experience with us and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people. If we lost the services of our executive officers or our other highly qualified and experienced employees or cannot attract and retain other qualified personnel, our business could suffer as a result of less effective management due to loss of accumulated knowledge of our business or through less successful products due to a reduced ability to design, manufacture and market our products.

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

In addition, implementation of a new business strategy may lead to the disruption of our existing business operations. For example, the contingent risks associated with outsourcing certain of our existing manufacturing operations to third parties, as is the case with our use of third party manufacturers, primarily in Canada and Mexico, could materially impact our financial condition or results of operations and/or could disrupt our existing operations, especially if a contract manufacturer is unable to meet its commitments under any agreements or encounters financial difficulty. Furthermore, our efforts to outsource certain of our manufacturing operations may require additional management time and effort to implement successfully, and lead to higher than anticipated capital expenditures.

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

We periodically evaluate potential acquisitions and consider acquisitions an important part of our future growth strategy. In the past, we have made acquisitions of, or significant investments in, other businesses with synergistic products, services and technologies and plan to continue to do so in the future. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.

Additionally, we cannot predict if or when acquisitions will be completed, and we may face significant competition for acquisition targets. Acquisitions involve numerous risks, including: (a) difficulties in integrating the operations, technologies, management information systems, products and personnel of the acquired companies; (b) diversion of management’s time and attention from normal daily operations of the business; (c) loss of key employees of an acquired business; (d) difficulties in entering markets in which we have no or limited prior experience and where our competitors in such markets have stronger market positions; (e) difficulties in complying with regulations, such as antitrust and environmental regulations, and managing risks related to an acquired business; (f) an inability to timely obtain any required financing; (g) an inability to implement uniform standards, controls, procedures and policies; (h) undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition; and (i) loss of key customers or suppliers. Any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a large acquisition.

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

As of September 30, 2025, two Thermal Processing Solutions customer represented 15% and 13% of our accounts receivable. A concentration of our receivables from one or a small number of customers places us at risk. A significant change in the liquidity or financial position of any of our customers that purchase large systems could have a material impact on the collectability of our accounts receivable and our future operating results. We attempt to manage this credit risk by requiring significant partial payments prior to shipment, where appropriate, and by actively monitoring collections. We also require letters of credit from certain customers depending on the size of the order, type of customer or its creditworthiness and its country of domicile. Our major customers may seek and, on occasion, may receive pricing, payment or other commercial terms that are less favorable to us than the current terms we customarily obtain. If any one or more of our major customers were to seek to re-negotiate their agreements on more favorable terms, or not pay us or continue business with us, it could adversely affect our business, financial position and results of operations.

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

There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, which could increase costs and reduce our operating results. We are currently working with contract manufacturer facilities in Canada. The establishment and operation of new manufacturing facilities or contract manufacturing involves significant risks and challenges, some of which we have experienced and may experience in the future, including, but not limited to, the following: (a) design and construction delays and cost overruns; (b) issues in installing and qualifying new equipment and ramping production; (c) poor production process yields and reduced quality control; and (d) insufficient personnel with requisite expertise and experience to operate a manufacturing facility for the products we manufacture.

Because we depend on revenue from international customers, our business may be adversely affected by changes in the economies and policies of the countries or regions in which we do business.

In 2025, 71% of our net revenue came from customers outside of North America as follows: Asia - 55% (including China - 22%, Taiwan - 19%, Malaysia - 7% and Singapore - 2%); and Europe - 15% (including Germany - 2%, United Kingdom - 2%, Hungary - 2% and Czech Republic - 2%).

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

In the past we have identified material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

In fiscal 2023, we identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access, segregation of duties, and program change-management over information technology systems that support substantially all of the Company’s financial reporting processes. This resulted in our inability to segregate user duties within the Company’s business processes. A substantial portion of the Company's controls are dependent upon the information derived from the information technology systems and therefore the dependent controls were concluded to be ineffective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

Additionally, in fiscal 2023, we identified a material weakness because we did not design and maintain adequate internal controls over non-routine and complex transactions, including the preparation and review of the third-party service provider valuation reports in the areas of goodwill and intangible assets.

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

Amtech and our subsidiaries are defendants from time to time in actions for matters arising out of our business operations. The manufacture and sale of our products, which, in our customers’ operations, involve toxic materials and robotic machinery, involve the risk of product liability claims. In addition, a failure of one of our products at a customer site could interrupt the business operations of our customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us. As of September 30, 2025 and 2024, our accrued warranty costs amounted to $0.4 million and $0.6 million, respectively. Our assumptions regarding the durability and reliability of our products may not be accurate, and because our products have relatively long warranty periods, we cannot assure you that the amount of accrued warranty by us for our products will be adequate considering the actual performance of our products or that we won't experience higher than expected warranty claims. If we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. Furthermore, widespread product underperformances or failures will damage our reputation and customer relationships and may cause our sales to decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions or breaches of our information technology systems could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is important to our operations and business strategy. We have experienced and expect to continue to experience disruptions, failures or breaches of our information technology environment, such as those caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cybersecurity measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. We continue to devote resources to reduce the risk of or alleviate cybersecurity breaches and vulnerabilities and those costs could be significant. Although we maintain a cybersecurity program to manage cybersecurity risks, our efforts may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing operations, distribution or other critical functions. Any compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Further, AI capabilities may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. We maintain cyber risk insurance, although an insufficiency of insurance coverage could adversely affect our cash flows and overall profitability. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity may be costly and any failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, our common stock has experienced substantial price volatility, particularly as a result of fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, during the two-year period ended September 30, 2025, the price of our common stock has ranged from $10.25 to $3.20. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

Our directors, executive officers and holders of ten percent or more of our outstanding common stock and their affiliates represent a significant portion of our common stock held as of September 30, 2025, and, therefore, could have significant influence over our management and corporate policies. These shareholders have significant influence over all matters submitted to our shareholders, including the election of our directors and approval of business combinations, and could potentially initiate or delay, deter or prevent a change of control. Circumstances may occur in which the interests of these shareholders may conflict with the interests of Amtech or those of our other shareholders, and these shareholders may cause us to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these shareholders would act in the best interests of our other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders. In addition, involvement of certain activist shareholders may impact our ability to recruit and retain talent or otherwise distract management or make decisions that we believe are in the long-term interest of all shareholders.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Programs

During the year ended September 30, 2025, we did not repurchase any of our equity securities nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended. As of September 30, 2025, there are no amounts authorized for repurchase.

HOLDERS

As of December 3, 2025, there were 263 shareholders of record of our Common Stock. Based upon a recent survey of brokers, we estimate there were approximately an additional 1,077 beneficial shareholders who held shares in brokerage or other investment accounts as of that date.

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

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities in fiscal 2025.

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

Overview

We provide equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPU’s) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

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

Growth and Investment Strategy

We believe there are three key secular trends that are key to our future growth:

•
Artificial Intelligence - With Artificial Intelligence (AI), we believe our reflow oven systems have leading market share with Outsourced Semiconductor Assembly and Test Services (OSATS) providers who perform advanced packaging of the AI chips.
•
Supply Chain Resiliency - There is a global trend of creating supply chain resiliency by expanding and/or relocating operations outside of mainland China. We believe these factories will create demand for new equipment and services in growing regions like Southeast Asia and Mexico.
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

Customer-centric product development in R&D: We continue to invest in research and development to expand our Thermal Processing Solutions reflow equipment product-line for AI applications. Our goal is to expand our addressable market by enabling mass production of higher density packages. We are also investing in application development and R&D resources to accelerate growth of our Semiconductor Fabrications Solutions business by expanding our consumables product portfolio and providing exceptional technical support and service to customers.

Semi-Fabless Manufacturing Model: We have migrated to a semi-fabless manufacturing model for the majority of our capital equipment business to improve our ability to scale production and reduce fixed costs. Our manufacturing partners provide a cost-effective alternative to in-house production and help mitigate the financial impact of variable demand that is inherent to the capital equipment business.

In June 2022, we completed the sale of the real property where our manufacturing facility in Massachusetts is located and entered into a two-year leaseback of the facility. This sale-leaseback transaction resulted in a net cash inflow of approximately $14.9 million, after repayment of the existing mortgage and settlement of related sale expenses. In September 2023, we signed a lease for a new location with less square footage and completed the move to this new location in June 2024. As we expand our use of contract manufacturers, we will continue to look for ways to reduce our real estate footprint. In March 2024, we completed the sale of our corporate headquarters real property in Arizona. The sale resulted in a net cash inflow of approximately $2.5 million, after settlement of related sale expenses. Following the closing of this transaction, we entered into a lease agreement for a new office for our corporate headquarters, which commenced during the third quarter of fiscal year 2024. In addition, we are evaluating business continuity and resiliency within our operations, our management information systems, and our needs to allow for greater efficiencies and to ensure our infrastructure can support our future growth plans. As a capital equipment manufacturer, we will continue to invest in our business to drive future growth.

Segment Reporting Changes

We evaluated our organizational structure and concluded that we have two reportable segments; Thermal Processing Solutions and Semiconductor Fabrication Solutions.

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

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2025 and 2024 relate to the fiscal years ended September 30, 2025 and 2024, respectively.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue for the periods indicated:

	Years Ended September 30,
	2025	2024
Net revenue	100%	100%
Cost of sales	66%	63%
Intangible asset impairment	—%	1%
Gross margin	34%	36%
Selling, general and administrative	36%	33%
Research, development and engineering	4%	4%
Gain on sale of fixed assets	—%	(2)%
Goodwill impairment	26%	6%
Intangible asset impairment	3%	1%
Severance	1%	1%
Operating loss	(36)%	(7)%
Interest income	1%	—%
Interest expense	—%	—%
Foreign currency gain (loss)	—%	—%
Other	—%	—%
Loss before income taxes	(35)%	(7)%
Income tax provision	3%	1%
Net loss	(38)%	(8)%

Fiscal 2025 compared to Fiscal 2024

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Years Ended September 30,		Increase
Segment	2025	2024	(Decrease)	% Change
Thermal Processing Solutions	$58,057	$69,161	$(11,104)	(16)%
Semiconductor Fabrication Solutions	21,307	32,053	(10,746)	(34)%
Total net revenue	$79,364	$101,214	$(21,850)	(22)%

Net revenue for the years ended September 30, 2025 and 2024 were $79.4 million and $101.2 million, respectively, a decrease of $21.9 million or 22%. Revenue from the Thermal Processing Solutions segment decreased $11.1 million, or 16%, over the prior year period. Our Thermal Processing Solution results for 2025 reflect decreases in belt furnace shipments and horizontal diffusion furnaces shipments, partially offset by increases in shipments of our parts and service business. We are also seeing year-over-year growth in our advanced packaging SPG reflow oven business due to AI chip demand. Revenue from our Semiconductor Fabrication Solutions segment decreased $10.7 million, or 34%, due to decreases in shipments of our polishing equipment. Additionally, we experienced declines in our wafer cleaning equipment, partially offset by increases in shipments of our consumables. Our chemical consumable business, which produces solutions for the semiconductor and medical industries experienced year-over-year growth.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Years Ended September 30,
Segment	2025	2024	Increase (Decrease)	% Change
Thermal Processing Solutions	$51,867	$49,318	$2,549	5%
Semiconductor Fabrication Solutions	22,074	29,959	(7,885)	(26)%
Total new orders	$73,941	$79,277	$(5,336)	(7)%

Our backlog by reportable segment was as follows, dollars in thousands:

	September 30,
Segment	2025	2024	Increase (Decrease)	% Change
Thermal Processing Solutions	$14,655	$20,845	$(6,190)	(30)%
Semiconductor Fabrication Solutions	5,234	4,467	767	17%
Total backlog	$19,889	$25,312	$(5,423)	(21)%

At the end of 2025, two customers individually accounted for 29% and 11% of our total backlog. No other customer accounted for more than 10% of our backlog as of September 30, 2025. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During 2025, the improvement in lead times across all of our product lines favorably contributed to the decline in our backlog.

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

	Years Ended September 30,
Segment	2025	Gross Margin	2024	Gross Margin	Increase (Decrease)	% Change
Thermal Processing Solutions	$20,566	35%	$24,269	35%	$(3,703)	(15)%
Semiconductor Fabrication Solutions	6,417	30%	11,962	37%	(5,545)	(46)%
Total gross profit	$26,983	34%	$36,231	36%	$(9,248)	(26)%

Gross profit for the years ended September 30, 2025 and 2024 was $27.0 million and $36.2 million, respectively, representing a decrease of $9.2 million, or 26%. Gross margin for 2025 and 2024 was 34% and 36%, respectively. Gross margin for the Thermal Processing Solutions segment stayed consistent at 35% in 2025 and 2024, due primarily to inventory obsolescence expense and unfavorable product mix with decreases in shipments of our lower margin profile high-temperature furnaces and BDF equipment partially offset by the employee retention credit (ERC) which reduced expenses. In addition, we had an increase in shipments of our higher margin profile advanced packaging SPG equipment. Gross margin for the Semiconductor Fabrication Solutions segment, decreased to 30% in 2025, compared to 37% in 2024 due primarily to inventory obsolescence expense caused by a decline in the mature node semiconductor market slightly offset by the ERC which reduced expenses. We experienced moderate material costs increases across all our segments. In response to such increased costs, we reviewed our pricing plans and supplier agreements, with the objective of passing along these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. We are also continuing to explore additional partnerships with contract manufacturers, who can leverage their buying power on a larger scale. Throughout fiscal 2025, we made targeted labor reductions as a result of the shift to contract manufacturing and the continuing slowdown in the broader semiconductor industry.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

Our net SG&A expense by reportable segment was as follows, dollars in thousands:

	Years Ended September 30,		Increase
Segment	2025	2024	(Decrease)	% Change
Thermal Processing Solutions	$12,429	$15,110	$(2,681)	(18)%
Semiconductor Fabrication Solutions	7,959	8,498	(539)	(6)%
Non-segment related	8,563	10,206	(1,643)	(16)%
Total selling, general and administrative expense	$28,951	$33,814	$(4,863)	(14)%

Total SG&A expenses for the years ended September 30, 2025 and 2024 were $29.0 million and $33.8 million, respectively, representing a decrease of $4.9 million or 14%. This decrease was primarily due to planned cost reduction efforts around overhead expenses and staff reductions during 2025, resulting in lower insurance expenses, professional fees, salaries and employee-related expenses, such as travel, commissions and bonuses. In addition, the ERC reduced expenses contributing to the lower SG&A. Non-segment related SG&A expense includes $1.2 million and $1.5 million of non-cash stock-based compensation expense for 2025 and 2024, respectively.

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

Our net research and development expense by reportable segment was as follows, dollars in thousands:

	Years Ended September 30,		Increase
Segment	2025	2024	(Decrease)	% Change
Thermal Processing Solutions	$2,133	$2,840	$(707)	(25)%
Semiconductor Fabrication Solutions	516	1,353	(837)	(62)%
Total research, development and engineering expense	$2,649	$4,193	$(1,544)	(37)%

RD&E expenses for the years ended September 30, 2025 and 2024 were $2.6 million and $4.2 million, respectively, a decrease of $1.5 million. The decrease in RD&E expense is due to the timing of purchases related to specific strategic-development projects at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments. In addition we had lower overhead expenses due to cost saving initiatives and the ERC which reduced expenses.

Gain on Sale of Fixed Assets

Gain on sale of fixed assets consists of the gain on the sale of our corporate headquarters in Arizona in March 2024. This sale resulted in a net gain of approximately $2.2 million, after settlement of related sale expenses and disposal of assets.

Intangible Asset Impairment

In the second quarter of fiscal year 2025, we recognized impairment of our definite lived intangible assets of $2.6 million at our Semiconductor Fabrication Solutions segment. As disclosed above, this impairment was recorded within operating expenses in the Condensed Consolidated Statement of Operations. See Note 8 for a description of the facts and circumstances leading to the intangible asset impairments.

In the first quarter of fiscal year 2024, we recognized impairment of our definite lived intangible assets of $1.3 million at our Semiconductor Fabrication Solutions segment. Of the $1.3 million, $0.8 million of this impairment was recorded in cost of goods sold, and the remainder was recorded within operating expenses in our Consolidated Statement of Operations. See Note 8 for a description of the facts and circumstances leading to the intangible asset impairment events.

Goodwill Impairment

In the second quarter of fiscal year 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment. See Note 9 for a description of the facts and circumstances leading to the goodwill impairment.

In the first quarter of fiscal year 2024, we recognized impairment of our goodwill of $6.4 million at our Semiconductor Fabrication Solutions segment as a result of a triggering event identified at the end of the first quarter. See Note 9 for a description of the facts and circumstances leading to the goodwill impairment.

Severance Expense

Severance expense was $0.7 million and $0.4 million in 2025 and 2024, respectively. This related primarily to staff reductions across our locations as we shifted more work to contract manufacturers and dealt with decreasing demand.

Income Taxes

Our effective tax rate was (8.3)% and (13.0)% in 2025 and 2024, respectively. The effective tax rate is the ratio of total income tax expense to pre-tax income. The effective tax rates for 2025 and 2024 were lower than the U.S. statutory rate of 21%. The 2025 effective tax rate was negatively impacted by non-deductible expenses, including goodwill impairment, foreign income taxed at different rates, foreign withholding tax and losses for which no tax benefit can be recognized.

In 2025 and 2024, we recorded income tax expense of $2.3 million and $1.0 million, respectively. The income tax provisions are based upon estimates of annual income, annual permanent differences, statutory tax rates and credits in the various jurisdictions in which we operate. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Generally accepted accounting principles of the United States (“GAAP”) require that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates and the length of carryback and carryforward periods. According to those principles, it is difficult to conclude that a valuation allowance is not needed when the objective negative evidence includes cumulative losses in recent years. Such objective negative evidence limits the ability to consider other subjective evidence, such as future projections. Based on the consideration of all available evidence, we have concluded that we will maintain a full valuation allowance for the net deferred tax assets in the U.S. We will continue to monitor our cumulative income and loss positions in the U.S. and foreign jurisdictions to determine whether full valuation allowances on U.S. net deferred tax assets are appropriate.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, "Income Taxes", states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. As of September 30, 2025, we have no unrecognized tax benefits recorded within our financial statements. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.

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

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (commonly known as the One Big Beautiful Bill Act or OBBBA). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

OBBBA is not expected to have a material impact on our consolidated financial statements due to the full valuation allowance in the US. We continue to monitor additional guidance issued relating to OBBBA and assess the impact to our financial statements.

Selected Quarterly Data (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information, in thousands, except percentages and per share amounts:

	Fiscal Year 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net	$24,385	$15,580	$19,557	$19,842
Cost of sales	15,022	15,905	10,425	11,029
Intangible asset impairment	—	—	—	—
Gross profit (loss)	9,363	(325)	9,132	8,813
Selling, general and administrative	8,051	7,115	7,387	6,398
Research, development and engineering	876	832	364	577
Loss (gain) on sale of fixed assets	24	205	45	(26)
Goodwill impairment	—	20,353	—	—
Intangible asset impairment	—	2,569	—	—
Severance expense	73	184	421	23
Operating income (loss)	339	(31,583)	915	1,841
Interest income	5	27	88	119
Interest expense	(7)	(6)	(5)	(8)
Foreign currency gain (loss)	401	—	(96)	(106)
Other	19	22	3	40
Income (loss) before income taxes	757	(31,540)	905	1,886
Income tax provision	445	272	799	818
Net income (loss)	$312	$(31,812)	$106	$1,068
Gross margin	38.4%	(2.1)%	46.7%	44.4%
Operating margin	1.4%	(202.7)%	4.7%	9.3%
Income (loss) Per Share:
Net income (loss) per basic share	$0.02	$(2.23)	$0.01	$0.07
Weighted average shares outstanding - basic	14,272	14,296	14,314	14,325
Net income (loss) per diluted share	$0.02	$(2.23)	$0.01	$0.07
Weighted average shares outstanding - diluted	14,300	14,296	14,314	14,398

	Fiscal Year 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net	$24,920	$25,433	$26,749	$24,112
Cost of sales	15,852	16,982	16,991	14,309
Intangible asset impairment	849	—	—	—
Gross profit	8,219	8,451	9,758	9,803
Selling, general and administrative	8,567	8,252	8,209	8,786
Research, development and engineering	1,588	921	693	991
Gain on sale of fixed assets	—	(2,197)	—	—
Goodwill impairment	6,370	—	—	—
Intangible asset impairment	430	—	—	—
Severance expense	198	112	40	—
Operating (loss) income	(8,934)	1,363	816	26
Interest income	19	14	2	22
Interest expense	(198)	(193)	(107)	(59)
Foreign currency (loss) gain	(187)	—	182	(340)
Other	—	9	2	52
(Loss) income before income taxes	(9,300)	1,193	895	(299)
Income tax provision	58	223	457	237
Net (loss) income	$(9,358)	$970	$438	$(536)
Gross margin	33.0%	33.2%	36.5%	40.7%
Operating margin	(35.9)%	5.4%	3.1%	0.1%
(Loss) income Per Share:
Net (loss) income per basic share	$(0.66)	$0.07	$0.03	$(0.04)
Weighted average shares outstanding - basic	14,188	14,197	14,209	14,239
Net (loss) income per diluted share	$(0.66)	$0.07	$0.03	$(0.04)
Weighted average shares outstanding - diluted	14,188	14,209	14,254	14,239

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

The success of our investment and growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included a credit facility with a regional bank, the sale of equity securities, which includes common stock sold in private transactions and public offerings, and cash generated from operations. There can be no assurance that we can raise such additional capital resources when needed or on satisfactory terms. We believe that our principal sources of liquidity discussed above are sufficient to support operations for at least the next twelve months.

Capital Allocation

Our capital allocation strategy focuses on building shareholder value. We do this by first investing in ourselves and growing our capabilities. We then look to supplement and strengthen our capabilities through acquisitions and strategic investments. And finally, we provide the return realized by our investments to our stockholders. These three priorities are detailed as follows:

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
•
Once the above priorities have been met, we evaluate the return of capital to shareholders, as we have done in the past. We have never paid dividends on our common stock, and we do not expect to pay dividends on common stock in the foreseeable future. However, our Board from time to time has authorized annual stock repurchase plans.

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Years Ended September 30,
	2025	2024
Net cash provided by operating activities	$7,877	$9,842
Net cash used in investing activities	$(912)	$(2,178)
Net cash provided by (used in) financing activities	$270	$(10,633)
Effect of exchange rate changes on cash	$(417)	$922
Net increase (decrease) in cash and cash equivalents	$6,818	$(2,047)
Cash and cash equivalents, beginning of year	$11,086	$13,133
Cash and cash equivalents, end of year	$17,904	$11,086

A summary of our cash position, is as follows, in thousands, except working capital ratio:

	September 30,
	2025	2024
Cash and cash equivalents	$17,904	$11,086
Restricted cash	$—	$—
Working capital	$39,695	$44,497
Current ratio (current assets to current liabilities)	2.9:1	3.2:1

The increase in cash and cash equivalents from September 30, 2024 of $6.8 million was primarily due to cash generated in operations slightly offset by investing activities and the effect of exchange rates on cash. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China. As a result, changes in the exchange rates have an impact on our cash balances.

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

Cash Flows from Operating Activities

Cash provided by operating activities was $7.9 million in 2025 compared to cash provided by operating activities of $9.8 million in 2024. In 2025, we decreased our accounts receivable, inventory, and contract asset balances as we completed shipments throughout the year, reducing our backlog. These cash inflows were partially offset by decreases in accrued liabilities and contract liabilities as our purchasing activity decreased and the related liabilities were paid. During 2024, we decreased our accounts receivable, inventory, and contract asset balances as we completed shipments throughout the year, also reducing our backlog. These cash inflows were partially offset by decreases in accounts payable and accrued liabilities as our purchasing activity decreased and the related liabilities were paid.

Cash Flows from Investing Activities

Cash used in investing activities was $0.9 million in 2025, primarily consisting of $1.0 million in capital expenditures made to improve operations and systems. Cash used in investing activities was $2.2 million in 2024, primarily consisting of $4.9 million in capital expenditures, partially offset by $2.7 million of proceeds from the sale of our real property in Arizona. We expect capital expenditures to decrease slightly in 2026, as we have completed our relocation projects and continue to pursue optimization projects to implement new technology across our divisions to improve our business.

Cash Flows from Financing Activities

In 2025, cash provided by financing activities was $0.3 million, comprised primarily of $0.4 million proceeds from the exercise of stock options. In 2024, cash used in financing activities was $10.6 million, comprised primarily of $10.7 million payments on long-term debt. Our bank term loan and revolving credit agreement has been paid in full and our remaining debt is a small amount of financing leases.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We had the following contractual obligations as of September 30, 2025, in thousands:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$294	$126	$128	$40	$—
Lease obligations:
Buildings	24,948	3,167	6,627	6,591	8,563
Office equipment	—	—	—	—	—
Vehicles	11	8	3	—	—
Total operating lease obligations	24,959	3,175	6,630	6,591	8,563
Purchase obligations	4,039	4,039	—	—	—
Total	$29,292	$7,340	$6,758	$6,631	$8,563

Acquisitions

Our business strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and access to capital, and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of equity securities or some combination of the foregoing.

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

Income Taxes. We file consolidated federal income tax returns in the United States for all subsidiaries except those in China, Singapore, Malaysia and the UK, where separate returns are filed. The calculation of tax liabilities for all jurisdictions involves significant judgment in identifying uncertain tax positions, estimating the amount of deferred tax assets that will be realized in the future and the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our operations and financial condition. For the years ended September 30, 2025 and 2024, we had no unrecognized tax benefit.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. It is difficult to conclude that a valuation allowance is not needed when the negative evidence includes cumulative losses in recent years. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that all or part of the net deferred tax assets would be realized, a tax benefit would be realized when all or part of the previously provided valuation allowance would be reversed. As of September 30, 2025, we have significant U.S. deferred tax assets that have a full valuation allowance. Any changes to the judgments related to our valuation allowance could have a material impact on our results of operations. For the years ended September 30, 2025 and 2024, we had net deferred tax assets of $1.0 million and $0.2 million.

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

During the year ended September 30, 2025, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $6.6 million compared to $2.8 million during the year ended September 30, 2024.

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

Goodwill. We perform an annual impairment test as of September 30, or more frequently if indicators of potential impairment exist, to determine whether the fair value of a reporting unit in which goodwill resides is less than its carrying value. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the quantitative impairment test. We have determined that our reporting units are the same as our reporting segments.

When evaluating goodwill for impairment, we may first perform a qualitative assessment whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Events or circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we would perform the first step of the goodwill impairment test.

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

As of March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for future periods due to prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As a result, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value leading to a $6.4 million impairment charge in fiscal 2024. The impairment testing as of September 30, 2024, resulted in the fair value of our Thermal Processing Solutions segment exceeding its carrying value by approximately 44%, and the fair value of our Semiconductor Fabrication Solutions segment exceeding its carrying value by approximately 18%, resulting in no additional goodwill impairment. See Note 9 for additional information on goodwill by segment.

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

As of September 30, 2025 and 2024, the Company performed a qualitative impairment test on intangible assets and goodwill and concluded there was no further impairment. As of March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for future periods due to prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As a result, we recorded intangible asset impairment of $2.6 million in our Semiconductor Fabrication Solutions segment. As of December 31, 2023, we identified a triggering event due to the decline in our stock price driving our market value materially below our book value. As a result, we recorded a $1.3 million impairment charge in fiscal 2024 to the intangible assets in our Semiconductor Fabrication Solutions segment. See Note 8 for additional information on intangible assets.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amtech Systems, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Company's reporting units

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of September 30, or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company's goodwill impairment test uses a weighting of the income and market approaches to estimate a reporting unit’s fair value. The income approach is based on a discounted future cash flow analysis and involves the use of assumptions, including projections of revenues and expenses, long-term growth rates, and estimated discount rates. During the three months ended March 31, 2025, the Company performed an interim quantitative assessment for goodwill impairment that indicated that the carrying values of the Company’s reporting units exceeded their estimated fair values, resulting in goodwill impairment charges of

$15.4 million for the Semiconductor Fabrication Solutions reporting unit and $5.0 million for the Thermal Processing Solutions reporting unit. As of September 30, 2025, the Company has $0.9 million of goodwill, which relates to the Semiconductor Fabrication Solutions reporting unit.

We identified the evaluation of the fair values of the Company’s reporting units as of March 31, 2025 as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used in the discounted future cash flow analysis to estimate the fair values of the Company’s reporting units. Specifically, minor changes to key assumptions, including projected revenue and expenses, long-term growth rates, and estimated discount rates, could have a significant effect on the Company’s assessment of the fair value of each reporting unit. Additionally, the use of professionals with specialized skills and knowledge was required to assess these key assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill impairment process, including controls over the development of key assumptions and the determination of the estimated fair values of the Company’s reporting units. We evaluated each reporting unit’s projected revenue and expenses by comparing them to the historical results of the reporting unit and assessing the impacts of internal and/or external economic factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s long-term growth rate for each reporting unit by comparing it to a long-term growth rate range that was independently developed using publicly available industry and economic growth rates
•
evaluating the Company’s discount rate for each reporting unit by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Phoenix, Arizona
December 10, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,
Assets	2025	2024
Current Assets
Cash and cash equivalents	$17,904	$11,086
Accounts receivable - Net	19,878	21,989
Inventories	18,743	26,867
Income taxes receivable	80	492
Other current assets	3,572	4,302
Total current assets	60,177	64,736
Property, Plant and Equipment - Net	10,227	11,647
Right-of-Use Assets - Net	18,293	16,596
Intangible Assets - Net	1,091	4,004
Goodwill	908	21,261
Deferred Income Taxes - Net	1,023	185
Other Assets	1,154	884
Total Assets	$92,873	$119,313
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,735	$5,356
Accrued compensation and related taxes	1,609	2,057
Accrued warranty expense	394	602
Other accrued liabilities	726	477
Current portion of finance lease liabilities and long-term debt	126	101
Current portion of long-term operating lease liabilities	1,903	2,041
Contract liabilities	6,461	8,965
Income taxes payable	1,528	640
Total current liabilities	20,482	20,239
Finance Lease Liabilities and Long-Term Debt	168	189
Long-Term Operating Lease Liabilities	17,316	15,240
Income Taxes Payable	663	1,230
Other Long-Term Liabilities	859	57
Total Liabilities	39,488	36,955
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,354,797 and 14,258,879 in 2025 and 2024, respectively	144	143
Additional paid-in capital	130,057	128,466
Accumulated other comprehensive loss	(959)	(720)
Retained deficit	(75,857)	(45,531)
Total Shareholders’ Equity	53,385	82,358
Total Liabilities and Shareholders’ Equity	$92,873	$119,313

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended September 30,
	2025	2024
Revenue, net	$79,364	$101,214
Cost of sales	52,381	64,134
Intangible asset impairment	—	849
Gross profit	26,983	36,231
Selling, general and administrative	28,951	33,814
Research, development and engineering	2,649	4,193
Loss (gain) on sale of fixed assets	248	(2,197)
Goodwill impairment	20,353	6,370
Intangible asset impairment	2,569	430
Severance expense	701	350
Operating loss	(28,488)	(6,729)
Interest income	239	57
Interest expense	(26)	(557)
Foreign currency gain (loss)	199	(345)
Other	84	63
Loss before income taxes	(27,992)	(7,511)
Income tax provision	2,334	975
Net Loss	$(30,326)	$(8,486)
Loss Per Share:
Net loss per basic share	$(2.12)	$(0.60)
Net loss per diluted share	$(2.12)	$(0.60)
Weighted average shares outstanding:
Basic	14,302	14,208
Diluted	14,302	14,208

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended September 30,
	2025	2024
Net loss	$(30,326)	$(8,486)
Foreign currency translation adjustment	(239)	975
Comprehensive loss	$(30,565)	$(7,511)

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock			Accumulated
			Additional	Other		Total
		Par	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balances at September 30, 2023	14,186	$142	$126,963	$(1,695)	$(37,045)	$88,365
Net loss	—	—	—	—	(8,486)	(8,486)
Translation adjustment	—	—	—	975	—	975
Stock compensation expense	—	—	1,530	—	—	1,530
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	58	1	(112)	—	—	(111)
Stock options exercised	15	—	85	—	—	85
Balances at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net loss	—	—	—	—	(30,326)	(30,326)
Translation adjustment	—	—	—	(239)	—	(239)
Stock compensation expense	—	—	1,229	—	—	1,229
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	25	—	—	—	—	—
Stock options exercised	71	1	362	—	—	363
Balances at September 30, 2025	14,355	$144	$130,057	$(959)	$(75,857)	$53,385

The accompanying notes are an integral part of these consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2025	2024
Operating Activities
Net loss	$(30,326)	$(8,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,742	3,029
Write-down of inventory	6,550	2,813
Goodwill impairment	20,353	6,370
Intangible asset impairment	2,569	1,279
Provision for allowance for doubtful accounts	30	18
Deferred income taxes	(838)	(84)
Non-cash stock-based compensation expense	1,229	1,530
Loss (gain) on sale of fixed assets	248	(2,197)
Changes in operating assets and liabilities:
Accounts receivable	2,081	4,468
Inventories	1,675	5,135
Contract and other assets	3,470	4,773
Accounts payable	2,238	(4,942)
Accrued income taxes	733	436
Accrued and other liabilities	(2,373)	(5,248)
Contract liabilities	(2,504)	948
Net cash provided by operating activities	7,877	9,842
Investing Activities
Purchases of property, plant and equipment	(950)	(4,878)
Proceeds from sale of property, plant and equipment	38	2,700
Net cash used in investing activities	(912)	(2,178)
Financing Activities
Proceeds from the exercise of stock options	363	85
Repurchase of common stock	—	—
Payments on long-term debt	(93)	(10,671)
Borrowings on long-term debt	—	64
Payment of payroll taxes on stock-based compensation through shares withheld	—	(111)
Net cash provided by (used in) financing activities	270	(10,633)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(417)	922
Net Increase (Decrease) in Cash and Cash Equivalents	6,818	(2,047)
Cash and Cash Equivalents, Beginning of Year	11,086	13,133
Cash and Cash Equivalents, End of Year	$17,904	$11,086
Supplemental Cash Flow Information:
Income tax payments, net	$1,472	$623
Interest paid	$25	$558
Supplemental Non-cash Operating, Financing and Investing Activities:
Transfer of inventory to property, plant, and equipment	$—	$50
Transfer of property, plant, and equipment to inventory	$(101)	$(20)
Payables due for fixed asset additions	$257	$116
Leased assets obtained in exchange for new operating lease liabilities	$4,706	$8,160
Leased assets obtained in exchange for new finance lease liabilities	$105	$207

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

1. Summary of Operations and Significant Accounting Policies

Description of Business – Amtech provides equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPU’s) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2025 and 2024 relate to the fiscal years ended September 30, 2025 and 2024, respectively.

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

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 75% and 66% of total cash balances as of September 30, 2025 and 2024, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, Singapore, the UK and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At September 30, 2025 and 2024, account balances exceeded insured limits by approximately $12.0 million and $5.7 million, respectively. We have not experienced any losses on such accounts.

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

The following is a summary of the activity in our allowance for credit losses, in thousands:

	Years Ended September 30,
	2025	2024
Balance at beginning of year	$103	$146
Provision	30	18
Write offs	1	(48)
Adjustment (1)	(21)	(13)
Balance at end of year	$113	$103

(1) Primarily foreign currency translation adjustments.

Our net accounts receivable as of September 30, 2025 and 2024 was $19.9 million and $22.0 million, respectively.

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

In the second quarter of the year ended September 30, 2025 and first quarter of the year ended September 30, 2024, we recorded an impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 8 for a description of the facts and circumstances leading to the intangible asset impairment.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit). We have determined that our reporting units are the same as our reporting segments.

In the second quarter of the year ended September 30, 2025 we recorded impairment of goodwill in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. In the first quarter of the year ended September 30, 2024, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions segment. Additional information on impairment testing of goodwill is set forth in Note 9.

In the fourth quarter of the year ended September 30, 2025, we performed a qualitative assessment whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Based on the review of the qualitative factors, we determined it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we bypassed the quantitative impairment test. Events or circumstances we considered in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units.

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

We exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and certain excise taxes). Sales taxes are presented on a net basis (excluded from revenues) in our Consolidated Statements of Operations. Our remaining performance obligations as of September 30, 2025, have an original duration of one year or less. Our customers generally have payment terms of 30-90 days. We do not have any payment terms that exceed one year from the point we have satisfied the related performance obligations.

Management reviews disaggregated revenue at the reportable segment level. Revenue-generating transactions vary between our reportable segments due to several factors. For example, lead times vary among our reportable segments and among our products. Most of the revenue for our Semiconductor Fabrication Solutions segment results from the sale of consumables, rather than equipment sales. These consumables have a much shorter production period than equipment produced by our other reportable segment. Due to these variations between reportable segments, management determined that disaggregated revenue by reportable segment sufficiently depicts how economic factors affect the nature, amount, timing and uncertainty of our revenue and cash flows. See Note 15 for additional information on our reportable segments.

Contract Assets – Contract assets consist of amounts we are not legally able to invoice but have completed the related performance obligation. These amounts generally arise from variances between the contractual payment terms and the transaction price assigned to the open performance obligations (e.g., we have recognized revenue in an amount greater than the amount that is billable under the contract). There were no contract assets at September 30, 2025 and 2024.

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

The following is a summary of activity for contract liabilities, in thousands:

	Years Ended September 30,
	2025	2024
Beginning balance	$8,965	$8,018
New deposits	461	5,442
Deferred revenue	51	168
Revenue recognized	(3,016)	(4,663)
Adjustment	—	—
Ending balance	$6,461	$8,965

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through September 30, 2025, we cannot guarantee that our warranty costs will remain predictable. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Years Ended September 30,
	2025	2024
Beginning balance	$602	$965
Additions for warranties issued during the period	85	226
Costs incurred during the period	(16)	(19)
Changes related to pre-existing warranties	(277)	(570)
Ending balance	$394	$602

Shipping Expense – Shipping expenses were $1.2 million and $2.0 million for 2025 and 2024, respectively, and are included in selling, general and administrative expenses.

Employee Retention Tax – The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 calendar year. The Company qualified for the employee retention credit for qualified wages through December 2021 and filed a cash refund claim during the calendar year ended December 31, 2023. The employee retention credit in the amount of $2.1 million was received in the Company’s third fiscal quarter of 2025 and recognized as a reduction to payroll tax expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025. The ERC was credited against cost of sales, selling, general and administrative, and research, development and engineering for $1.0 million, $0.8 million, and $0.3 million, respectively.

Advertising Expense – Advertising costs are expensed as incurred. Advertising expenses were $0.4 million and $0.5 million for 2025 and 2024, respectively, and are included in selling, general and administrative expenses.

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

Income Taxes – We file consolidated federal income tax returns in the United States for all subsidiaries except those in China, Singapore, Malaysia and the UK, where separate returns are filed. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If we determine that we are unable to realize our deferred tax assets, we make an adjustment to the deferred tax asset to recognize only the portion of the asset that is more likely than not to be realized by recording a valuation allowance.

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

As of September 30, 2025, two Thermal Processing Solutions customers individually represented 15% and 13% of accounts receivable. As of September 30, 2024, one Thermal Processing Solutions customer represented 12% of accounts receivable.

Refer to Note 17 for information regarding revenue and assets in other countries subject to fluctuation in foreign currency exchange rates.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These include a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and to disaggregate income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. ASU 2023-09 is effective for fiscal years beginning on or after December 15, 2024, with early adoption permitted, and can be applied on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We adopted ASU 2023-07 in our Form 10-K for the year ended September 30, 2025. The adoption of this guidance impacted our disclosures only and did not have a material impact. See Note 15 "Reportable Segments" for more information.

There were no other new accounting pronouncements issued or effective as of September 30, 2025 that had or are expected to have a material impact on our consolidated financial statements.

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

For the years 2025 and 2024, 939,000 and 798,000 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These share-based awards could become dilutive in the future.

A reconciliation of the denominators of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Years Ended September 30,
	2025	2024
Numerator:
Net loss	$(30,326)	$(8,486)

Denominator:
Weighted-average shares used to compute basic EPS	14,302	14,208
Dilutive potential common shares due to stock options (1)	—	—
Dilutive potential common shares due to RSUs (1)	—	—
Weighted-average shares used to compute diluted EPS	14,302	14,208

Loss per share:
Net loss per basic share	$(2.12)	$(0.60)
Net loss per diluted share	$(2.12)	$(0.60)

(1) The number of common stock equivalents is calculated using the treasury stock method and the average market price during the period.

3. Severance

In 2025 and 2024, we recorded severance expense of $0.7 million and $0.4 million, respectively. This related primarily to staff reductions across our locations as we shifted more work to contract manufacturers and dealt with decreasing demand.

	Years Ended September 30,
	2025	2024
Balance at beginning of the year	$—	$154
Severance expense, net of adjustments	701	350
Cash payments	(701)	(504)
Balance at the end of the year	$—	$—

4. Inventories

The components of inventories are as follows, in thousands:

	September 30,
	2025	2024
Purchased parts and raw materials	$9,763	$17,958
Work-in-process	7,113	6,934
Finished goods	1,867	1,975

$18,743	$26,867

We recorded $6.0 million related to the write-off of inventory for closing of a product line in the year ended September 30, 2025. We recorded $0.4 million related to the write-off of inventory for our polishing machine products in the year ended September 30, 2024.

5. Property, Plant and Equipment

The following is a summary of property, plant and equipment, in thousands:

	September 30,
	2025	2024
Building and leasehold improvements	$6,244	$5,985
Equipment and machinery	9,093	9,928
Furniture and fixtures	3,506	2,588
Software	1,986	1,986
	20,829	20,487
Accumulated depreciation and amortization	(10,602)	(8,840)
	$10,227	$11,647

Depreciation was $2.3 million and $2.1 million in 2025 and 2024, respectively.

6. Sale and Leaseback of Real Estate

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

7. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets, in thousands:

	September 30,
	2025	2024
Assets
Right-of-use assets - operating	$18,293	$16,596
Right-of-use assets - finance	247	227
Total right-of-use assets	$18,540	$16,823
Liabilities
Current
Operating lease liabilities	$1,903	$2,041
Finance lease liabilities	126	101
Total current portion of long-term lease liabilities	2,029	2,142
Long-term
Operating lease liabilities	17,316	15,240
Finance lease liabilities	168	189
Total long-term lease liabilities	17,484	15,429
Total lease liabilities	$19,513	$17,571

The following table provides information about the financial statement classification of our lease expenses reported in the Consolidated Statements of Operations, in thousands:

		Years Ended September 30,
Lease cost	Classification	2025	2024
Operating lease cost	Cost of sales	$1,812	$2,202
Operating lease cost	Selling, general and administrative expenses	1,483	1,409
Operating lease cost	Research, development and engineering	12	12
Finance lease cost	Cost of sales	—	2
Finance lease cost	Selling, general and administrative expenses	104	114
Total lease cost		$3,411	$3,739

Future minimum lease payments under non-cancelable leases as of September 30, 2025 are as follows, in thousands:

Years Ending September 30,	Operating Leases	Finance Leases	Total
2026	$3,175	$143	$3,318
2027	3,281	104	3,385
2028	3,349	31	3,380
2029	3,422	23	3,445
2030	3,169	19	3,188
Thereafter	8,563	—	8,563
Total lease payments	24,959	320	25,279
Less: Interest	5,740	26	5,766
Present value of lease liabilities	$19,219	$294	$19,513

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	September 30,
	2025	2024
Weighted average remaining lease term
Operating leases	7.57 years	8.47 years
Finance leases	2.76 years	2.73 years
Weighted average discount rate
Operating leases	6.91%	6.58%
Finance leases	6.85%	6.43%

8. Intangible Assets

Intangible assets consist of the following, in thousands:

		September 30,
	Amortization Period	2025	2024
Backlog	1 year	$—	$2,100
Customer relationships	6-10 years	4,409	4,409
Developed technology	1.75 years	—	6,700
Noncompetition agreements	5 years	—	200
Trade names	3-15 years	2,679	2,679
		7,088	16,088
Accumulated amortization		(3,039)	(5,616)
Less asset impairments:
Backlog		—	(425)
Customer relationships		(2,111)	(339)
Developed technology		—	(5,494)
Noncompetition agreements		—	(160)
Trade names		(847)	(50)
Intangible assets, net		$1,091	$4,004

Intangible assets are amortized over a weighted-average amortization period of 6.5 years. Our customer relationship and trade name intangible assets are amortized over weighted-average amortization periods of 2.0 and 4.5 years, respectively.

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

Additionally, at the end of March 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for the rest of the year due to a prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As disclosed in the Goodwill section below, this resulted in a triggering event for impairment of goodwill. The results of the goodwill impairment test indicated that the book value of our Semiconductor Fabrication Solutions segment and Thermal Processing Solutions segment was in excess of fair value and was impaired. Prior to recognizing any impairment of goodwill, we tested the related long-lived assets for impairment in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. We tested each identified asset group within each segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups within our Semiconductor Fabrication Solutions segment. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets was estimated using various valuation methodologies, including the multi-period excess earnings method and the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Semiconductor Fabrication Solutions segment of $2.6 million during the quarter ended March 31, 2025. The $2.6 million impairment consists of $1.8 million for customer relationships and $0.8 million for trade names primarily at Entrepix.

Amortization expense related to intangible assets was $0.3 million and $0.8 million in 2025 and 2024, respectively. Future amortization expense for the remaining unamortized balance as of September 30, 2025 is estimated as follows, in thousands:

Years Ending September 30,	Amortization Expense
2026	$177
2027	177
2028	177
2029	177
2030	138
Thereafter	245
Total	$1,091

9. Goodwill

The changes in the carrying amount of goodwill, by reportable segment, are as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$21,726	$27,631
Accumulated impairment losses	—	(6,370)	(6,370)
Balance at September 30, 2024	5,905	15,356	21,261
Goodwill acquired	—	—	—
Impairment of goodwill	(4,997)	(15,356)	(20,353)
Balance at September 30, 2025	$908	$—	$908
Goodwill	$5,905	$15,356	$21,261
Accumulated impairment losses	(4,997)	(15,356)	(20,353)
Balance at September 30, 2025	$908	$—	$908

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

We review goodwill for impairment when events or circumstances indicate the carrying value may not be recoverable. We performed our annual test of goodwill impairment as of September 30, 2025 and 2024. The results of the goodwill impairment test indicated that the fair value of both our Thermal Processing and Semiconductor Fabrication Solutions reporting units were in excess of the carrying value, and, thus, were not impaired. At the end of December 2023, we identified a triggering event. As a result of the decline in our stock price as of December 31, 2023, our book value materially exceeded our market value leading to a $6.4 million impairment charge in fiscal 2024. Additionally, as of March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for future periods due to prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. This triggering event indicated a need to test goodwill for impairment. The goodwill impairment test indicated book value was in excess of fair value by $15.4 million for our Semiconductor Fabrication Solutions segment and $5.0 million for our Thermal Processing Solutions segment. As a result, we recorded a $20.4 million impairment charge in the period ended March 31, 2025.

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

10. Income Taxes

Income Tax (Benefit) Provision

The components of (loss) income before (benefit) provision for income taxes are as follows, in thousands:

	Years Ended September 30,
	2025	2024
Domestic	$(32,790)	$(9,563)
Foreign	4,798	2,052
	$(27,992)	$(7,511)

The components of the provision for income taxes are as follows, in thousands:

	Years Ended September 30,
	2025	2024
Current:
Domestic federal	$56	$(49)
Foreign	2,295	793
Foreign withholding taxes	814	279
Domestic state	19	36
Total current	3,184	1,059
Deferred:
Domestic federal	—	—
State	—	—
Foreign	(850)	(84)
Total deferred	(850)	(84)
Total provision	$2,334	$975

A reconciliation of actual income taxes to income taxes at the expected U.S. federal corporate income tax rate is as follows, in thousands, except percentages:

	Years Ended September 30,
	2025		2024
Tax (benefit) expense at the federal statutory rate	$(5,878)	21.0%	$(1,577)	21.0%
Effect of permanent book-tax differences	101	-0.4%	152	-2.0%
State tax provision	(168)	0.6%	18	-0.3%
Valuation allowance for net deferred tax assets	2,496	-8.9%	1,179	-15.7%
Tax rate differential	279	-1.0%	301	-4.0%
Goodwill impairment	4,089	-14.6%	1,334	-17.8%
Withholding taxes	814	-2.9%	279	-3.7%
Other items	601	-2.1%	(711)	9.5%
	$2,334	-8.3%	$975	-13.0%

Deferred Income Taxes and Valuation Allowance

Deferred income taxes reflect the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to be realized. The components of deferred tax assets and deferred tax liabilities are as follows, in thousands:

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$18,785	$17,699
Accruals and reserves	2,653	1,983
Income tax credits	3,255	2,163
Operating lease liabilities	4,361	4,150
Research and development costs	1,427	1,531
Foreign service fee	745	1,579
Other assets	940	878
Total deferred tax assets	32,166	29,983
Valuation allowance	(25,088)	(22,658)
Deferred tax assets, net of valuation allowance	7,078	7,325
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(212)	(1,124)
Property and equipment, net	(1,494)	(1,860)
Operating lease, right-of-use assets	(4,136)	(3,987)
Prepaid assets	(213)	(169)
Total deferred tax liabilities	(6,055)	(7,140)
Total deferred tax assets, net	$1,023	$185

Changes in the deferred tax valuation allowance are as follows, in thousands:

	Years Ended September 30,
	2025	2024
Balance at the beginning of the year	$22,658	$21,506
Additions to valuation allowance	2,430	1,152
Balance at the end of the year	$25,088	$22,658

The deferred tax valuation allowance increased by $2.4 million and $1.2 million for the years ended September 30, 2025 and 2024, respectively.

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

Net Operating Losses

As of September 30, 2025, we have federal net operating loss carryforwards of approximately $10.0 million that expire at various times between 2032 and 2035. The utilization of those federal net operating losses is limited to approximately $0.8 million per year. Additionally, we have federal net operating loss carryforwards of approximately $74.3 million that have an indefinite carryforward period. The utilization of those federal net operating losses is limited to 80% of taxable income. We have no foreign net operating loss carryforwards as of September 30, 2025. We have approximately $19.1 million of state net operating loss carryforwards, with various expiration dates and limitations on utilization, depending on the state. As of September 30, 2025, we have approximately $2.7 million of Foreign Tax Credit carryforwards that expire at various times between 2030 and 2035 and approximately $0.6 million of Federal and State Research and Development credits that expire at various times between 2035 and 2045.

Uncertain Tax Positions

For the years ended September 30, 2025 and 2024 we had no unrecognized tax benefit.

Tax Return Matters

We file income tax returns in China, Singapore, Malaysia and the UK, as well as the U.S. and various states in the U.S. We have not signed any agreements with the Internal Revenue Service, any state or foreign jurisdiction to extend the statute of limitations for any fiscal year. As such, the number of open years is the number of years dictated by statute in each of the respective taxing jurisdictions. U.S. Federal tax returns generally have a 3-year statute of limitations. Therefore, U.S. federal returns for tax years ending on or after September 30, 2022 remain open for examination. In addition, the IRS may adjust attribute carryforwards utilized in an open year even though the year the attributes originated may be closed. State and foreign statutes are generally 3 to 5 years but vary by jurisdiction. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of Amtech and our subsidiaries.

11. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	September 30,
	2025	2024
Finance leases	294	290
Less: current portion of finance lease liabilities and long-term debt	(126)	(101)
Finance Lease Liabilities and Long-Term Debt	$168	$189

Interest expense on finance lease liabilities and long-term debt was $25,000 and $0.6 million in 2025 and 2024, respectively.

Annual maturities relating to our long-term debt as of September 30, 2025 are as follows, in thousands:

Annual Maturities
2026	$126
2027	101
2028	27
2029	21
2030	19
Thereafter	—
Total long-term debt	$294

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

Finance Lease Obligations

Our finance lease obligations totaled $0.3 million as of September 30, 2025 and September 30, 2024, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Consolidated Balance Sheets as of September 30, 2025 and 2024.

12. Equity and Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expenses of $1.2 million and $1.5 million for 2025 and 2024, respectively, are included in selling, general and administrative expenses. As of September 30, 2025, total compensation cost related to non-vested stock options not yet recognized is $0.4 million, which is expected to be recognized over the next 1.07 years on a weighted-average basis. As of September 30, 2025, total compensation cost related to nonvested RSUs not yet recognized is $0.6 million, which is expected to be recognized over the next 2.08 years.

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

Equity compensation plans as of September 30, 2025 are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Unvested RSUs Outstanding	Plan Expiration
2022 Plan	1,000,000	825,647	821,116	168,024	Mar. 2032
2007 Plan	3,000,000	—	44,625	—	Mar. 2024
Non-Employee Directors Stock Option Plan	500,000	—	54,000	—	Mar. 2024
		825,647	919,741	168,024

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

	Years Ended September 30,
	2025	2024
Risk free interest rate	4%	4%
Expected life	5 years	5 years
Dividend rate	0%	0%
Volatility	60%	60%

The following table summarizes our stock option activity:

	Years Ended September 30,
	2025		2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,087,016	$6.97	672,924	$8.76
Granted	120,000	$5.14	620,500	$5.66
Exercised	(71,521)	$5.11	(15,000)	$5.67
Forfeited/expired	(215,754)	$7.86	(191,408)	$9.12
Outstanding at end of period	919,741	$6.67	1,087,016	$6.97
Exercisable at end of period	741,727	$7.05	532,185	$7.64
Weighted average grant-date fair value of options granted during the period	$2.66		$2.50

The following table summarizes information for stock options outstanding and exercisable as of September 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$4.32-$5.07	80,666	7.52	$4.74	35,318	$4.77
$5.09-$5.09	100,000	4.85	$5.09	—	$—
$5.25-$5.75	83,825	6.08	$5.42	53,825	$5.47
$6.00-$6.00	400,000	3.42	$6.00	400,000	$6.00
$7.40-$8.82	41,750	6.15	$8.12	41,750	$8.12
$9.00-$9.00	150,000	7.87	$9.00	150,000	$9.00
$9.27-$9.99	23,500	6.84	$9.45	20,834	$9.48
$10.22-$10.22	18,000	6.42	$10.22	18,000	$10.22
$11.51-$11.51	12,000	5.48	$11.51	12,000	$11.51
$15.43-$15.43	10,000	6.13	$15.43	10,000	$15.43
$4.32-$15.43	919,741	5.23	$6.67	741,727	$7.05

The aggregate intrinsic values of options outstanding and options exercisable as of September 30, 2025 were approximately $2.5 million and $1.8 million, respectively, which represents the total pre-tax intrinsic value, based on our closing stock price of $9.26 per share as of September 30, 2025, the last business day of our fiscal year, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised was $93,000 and $17,000 in 2025 and 2024, respectively.

The following table summarizes our RSU activity during the year ended September 30, 2025:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at beginning of year	24,897	$4.82
Granted	207,524	4.98	1,033,470
Vested, including shares withheld to cover taxes	(24,897)	4.82	120,004	(1)
Forfeited	(39,500)	4.99	197,105
Nonvested at end of period	168,024	$4.98	$1,555,902	(2)

(1) The aggregate fair value of vested RSU's represent the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSU's had all such holders sold their underlying shares on that date.

(2) The aggregate fair value of the nonvested RSU's and represents the total pre-tax fair value, based on our closing stock price of $9.26 as of September 30, 2025, the last trading day of our fiscal year, which would have been received by holders of RSU's had all such holders sold their underlying shares on that date.

13. Benefit Plans

We have retirement plans covering substantially all our employees. The principal plans are our defined contribution plan that covers substantially all of our employees in the United States and the multi-employer pension plan for hourly union employees in Pennsylvania.

Defined Contribution Plan – Domestic employees of Amtech and its subsidiaries who meet certain eligibility requirements may participate, at the employee’s option, in the 401(k) Plan. The 401(k) Plan is a defined contribution plan subject to the provisions of ERISA. We match employee contributions to the 401(k) Plan equal to 60% of the participants' elective deferrals, up to 3.6% of the participants’ eligible compensation each payroll period. Employees are auto-enrolled upon eligibility at a 6% contribution rate; however, an employee may opt out at their election. The match expense was $0.3 million and $0.4 million in 2025 and 2024, respectively.

Pension Plan – Our hourly union employees in Pennsylvania participate in a multi-employer pension plan, the NIGPP, in accordance with the union agreement between PR Hoffman and the United Automobile, Aerospace and Agriculture Implement Workers of America. The agreement was renewed in 2025 for a three-year term that expires September 30, 2028. Every company participating in the plan pays a contribution per hour worked for each employee of the company that is eligible to participate in the NIGPP. Our contributions to the NIGPP were $30,000 and $35,000 in 2025 and 2024, respectively.

14. Commitments and Contingencies

Purchase Obligations – As of September 30, 2025, we had unrecorded purchase obligations in the amount of $4.0 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

15. Reportable Segments

In the operation of the business, management, including our Chief Operating Decision Maker (“CODM”), who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODM to review segment operating results is net income. The CODM uses net income to allocate resources during our annual planning process and throughout the year, as well as to assess the performance of our segments, primarily by monitoring actual results compared to prior period and expected results.

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

Semiconductor Fabrication Solutions – We provide consumables, parts and service, and equipment for producing silicon carbide, silicon and gallium nitride wafers, optical components and a variety of crystalline materials.

Information concerning our reportable segments is as follows, in thousands:

	Year Ended September 30, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$58,057	$21,307	$79,364
Less:
Material	27,711	9,602	37,313
Labor	4,837	3,190	8,027
Overhead	4,943	2,098	7,041
Intangible asset impairment	—	—	—
Gross profit	20,566	6,417	26,983
Selling & marketing	7,658	891	8,549
General & administrative	4,771	7,068	11,839
Research & development	2,133	516	2,649
Loss on sale of fixed assets	174	74	248
Goodwill impairment	4,997	15,356	20,353
Intangible asset impairment	—	2,569	2,569
Severance expense	412	224	636
Operating income (loss)	421	(20,281)	(19,860)
Interest income	82	43	125
Interest expense	(22)	(4)	(26)
Other segment items (1)	(1,127)	(9)	(1,136)
Non-segment items (2)	—	—	(9,429)
Net loss	$(646)	$(20,251)	$(30,326)

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision (benefit). Thermal Processing Solutions and Semiconductor Fabricated Solutions income tax provision was $1.4 million and $13,000.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, income tax, interest income and interest expense.

	Year Ended September 30, 2024
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$69,161	$32,053	$101,214
Less:
Material	33,045	12,022	45,067
Labor	7,086	4,438	11,524
Overhead	4,761	2,782	7,543
Intangible asset impairment	-	849	849
Gross profit	24,269	11,962	36,231
Selling & marketing	9,290	1,609	10,899
General & administrative	5,820	6,889	12,709
Research & development	2,840	1,353	4,193
Goodwill impairment	—	6,370	6,370
Intangible asset impairment	—	430	430
Severance expense	123	186	309
Operating income (loss)	6,196	(4,875)	1,321
Interest income	13	—	13
Interest expense	(11)	—	(11)
Other segment items (1)	(1,081)	181	(900)
Non-segment items (2)	—	—	(8,909)
Net income (loss)	$5,117	$(4,694)	$(8,486)

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision (benefit). Thermal Processing Solutions and Semiconductor Fabricated Solutions income tax provision (benefit) was $0.8 million and ($0.2) million, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, gain on sale of assets, income tax, interest income and interest expense.

	September 30,
	2025	2024
Depreciation and amortization:
Thermal Processing Solutions	$1,031	$788
Semiconductor Fabrication Solutions	1,620	2,154
Non-segment related*	91	87
	$2,742	$3,029

* Non-segment related to depreciation and amortization expense at corporate.

	September 30,
	2025	2024
Identifiable assets:
Thermal Processing Solutions	$56,019	$68,051
Semiconductor Fabrication Solutions	26,040	46,915
Non-segment related*	10,814	4,347
	$92,873	$119,313

* Non-segment related assets include cash, property and other assets.

16. Major Customers and Sales by Country

In 2025 and 2024 no customers accounted for 10% of net revenues.

The percentages of our net revenues were to customers in the following geographic regions:

	Years Ended September 30,
	2025	2024
United States	27%	39%
Canada	1%	1%
Mexico	1%	1%
Other	1%	—%
Total Americas	30%	41%
China	22%	20%
Malaysia	7%	12%
Taiwan	19%	8%
Singapore	2%	1%
Other	5%	2%
Total Asia	55%	43%
Czech Republic	2%	3%
United Kingdom	2%	1%
Hungary	2%	—%
Austria	—%	1%
Germany	2%	6%
Other	7%	5%
Total Europe	15%	16%
	100%	100%

17. Geographic Regions

We have operations in the United States and China, as well as satellite offices in Europe and Asia. Revenues, operating income (loss) and identifiable assets by geographic region are as follows, in thousands:

	Years Ended September 30,
	2025	2024
Net revenue:
United States*	$45,191	$73,340
China	30,823	24,048
Other	3,350	3,826
	$79,364	$101,214
Operating (loss) income:
United States*	$(32,971)	$(9,111)
China	4,084	1,836
Other	399	546
	$(28,488)	$(6,729)

* United States revenue includes $20.8 million and $14.7 million in 2025 and 2024, respectively, related to the products manufactured in our China facility but sold through our Massachusetts facility.

	September 30,
	2025	2024
Net property, plant and equipment:
United States	$9,554	$10,572
China	613	1,005
Other	60	70
	$10,227	$11,647

18. Subsequent Event

Stock Repurchase Program

On December 9, 2025, the Board of Directors (the “Board”) of Amtech Systems, Inc. (the “Company”) authorized and approved a share repurchase program for up to $5 million of the currently outstanding shares of the Company’s common stock over a period of 12 months. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases, 10b5-1 plans, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company cannot predict when or if it will repurchase any shares of common stock as such stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. Information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission as required by the applicable rules of the Exchange Act.

This report contains forward-looking information, as that term is defined under the Exchange Act, including information regarding purchases by the Company of its common stock pursuant to any Rule 10b5-1 trading plans. By their nature, forward-looking information and statements are subject to risks, uncertainties, and contingencies, including changes in price and volume and the volatility of the Company’s common stock; adverse developments affecting either or both of prices and trading of exchange-traded securities, including securities listed on the Nasdaq Global Select Market; and unexpected or otherwise unplanned or alternative requirements with respect to the capital investments of the Company. The Company does not undertake to update any forward looking statements or information, including those contained in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures in place were effective as of September 30, 2025 as described further below.

Management’s Report on Internal Control Over Financial Reporting

The management of Amtech Systems, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitation, our internal control systems and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, utilizing the criteria established in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of September 30, 2025. Based on its assessment, manage has concluded that, as of September 30, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K is incorporated by reference to the Proxy Statement to be filed within 120 days of September 30, 2025, our fiscal year end. In the event the Proxy Statement is not filed within 120 days, the information required by Part III of this Form 10-K will be filed pursuant to an amendment to this Annual Report on Form 10-K within the 120-day period.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2025, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2025, our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2025, our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2025, our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item (i) is incorporated herein by reference to the Proxy Statement or (ii) will be filed pursuant to an amendment to this Annual Report on Form 10-K, in each case, within 120 days of September 30, 2025, our fiscal year end.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	FILED HEREWITH

3.1	Amended and Restated Articles of Incorporation, as amended through February 6, 2012	10-Q	000-11412	3.1	February 9, 2012

3.2	Amended and Restated Bylaws of Amtech Systems, Inc., dated as of September 23, 2020	8-K	000-11412	3.1	September 25, 2020

3.3	First Amendment to Amended and Restated and Restated Bylaws (effective as of November 16, 2021)	8-K	000-11412	3.1	November 19, 2021

4.1	Description of Capital Stock					X

10.1	Non-Employee Directors Stock Option Plan, effective July 8, 2005 as amended through May 8, 2014*	8-K	000-11412	10.1	May 14, 2014

10.1a	Amendment to the Non-Employee Directors Stock Option Plan, effective March 4, 2020*	DEF14A	000-11412	Appendix A	January 24, 2020

10.2	2007 Employee Stock Incentive Plan of Amtech Systems, Inc., as amended, effective April 9, 2015*	8-K	000-11412	10.4	April 10, 2015

10.2a	Amendment to 2007 Employee Stock Incentive Plan of Amtech Systems, Inc., effective March 6, 2019*	DEF14A	000-11412	Appendix A	January 25, 2019

10.3	Amtech Systems, Inc. 2022 Equity Incentive Plan*	S-8	333-263875	99.1	March 25, 2022

10.4	Employment Agreement between Amtech Systems, Inc. and Robert C. Daigle, dated August 14, 2023*	10-K	000-11412	10.4	December 14, 2023

10.5	Amendment No. 1 to Employee Agreement between Amtech Systems, Inc. and Robert C. Daigle, dated effective as of February 29, 2024					X

10.6	Amendment No. 2 to Employee Agreement between Amtech Systems, Inc. and Robert C. Daigle, dated effective as of August 6, 2024					X

10.7	Agreement and Plan of Merger, dated January 17, 2023, by and among the Registrant, Emerald Merger Sub, Inc., an Arizona corporation and wholly owned subsidiary of the Registrant, Entrepix, Inc., an Arizona corporation, Timothy P. Tobin, solely in his capacity as the shareholders’ representative, and the Key Shareholders (as defined in the Agreement and Plan of Merger).	10-Q	000-11412	10.1	February 8, 2023

10.8	Loan and Security Agreement, dated as of January 17, 2023, by and among the Registrant, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, and Entrepix, Inc., an Arizona corporation, as borrowers, and UMB Bank, N.A., national banking association, as lender.	10-Q	000-11412	10.2	February 8, 2023

10.9**	Forbearance & Modification Agreement entered into effective as of December 5, 2023 by and between the Registrant, its U.S. based wholly owned subsidiaries Bruce Technologies, Inc., a Massachusetts corporation, BTU International, Inc., a Delaware corporation, Intersurface Dynamics, Incorporated, a Connecticut corporation, P.R. Hoffman Machine Products, Inc., an Arizona corporation, Entrepix, Inc., an Arizona corporation, and Advanced Compound Materials, Inc., a Delaware corporation, as borrowers, and UMB Bank, N.A., national banking association, as lender.	10-K	000-11412	10.7	December 14, 2023

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP					X

24	Powers of Attorney					X

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Clawback Policy	10-K	000-11412	97	December 14, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

AMTECH SYSTEMS, INC.

December 10, 2025	By:	/s/ Wade M. Jenke
Wade M. Jenke, Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*	Chairman and Chief Executive Officer	December 10, 2025
Robert C. Daigle	(Principal Executive Officer)

/s/ Wade M. Jenke	Vice President and Chief Financial Officer	December 10, 2025
Wade M. Jenke	(Principal Financial Officer and Principal Accounting Officer)

*	Director	December 10, 2025
Robert M. Averick

*	Director	December 10, 2025
Michael Garnreiter

*	Director	December 10, 2025
Michael M. Ludwig

*	Director	December 10, 2025
Asif Jakwani

*By: /s/ Wade M. Jenke
Wade M. Jenke, Attorney-In-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.