Form 10-Q
period 2025-12-31
AMTECH SYSTEMS INC
filed 2026-02-05
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

At January 30, 2026, there were outstanding 14,406,485 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in tariffs or trade policies, particularly between the U.S. and countries where we have operations or customers; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our Semiconductor Fabrication Solutions business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise after the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q, Form 8-K and Form 10-K reports and our other filings with the SEC. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of our 2025 Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

Unless the context indicates otherwise, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc., an Arizona corporation, together with its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	September 30, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$22,078	$17,904
Accounts receivable (less allowance for credit losses of $117 and $113 at December 31, 2025 and September 30, 2025, respectively)	17,287	19,878
Inventories	19,043	18,743
Income taxes receivable	68	80
Other current assets	3,880	3,572
Total current assets	62,356	60,177
Property, Plant and Equipment - Net	9,857	10,227
Right-of-Use Assets - Net	17,813	18,293
Intangible Assets - Net	1,047	1,091
Goodwill	908	908
Deferred Income Taxes - Net	1,023	1,023
Other Assets	1,141	1,154
Total Assets	$94,145	$92,873

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,974	$7,735
Accrued compensation and related taxes	1,733	1,609
Accrued warranty expense	370	394
Other accrued liabilities	662	726
Current maturities of finance lease liabilities and long-term debt	139	126
Current portion of long-term operating lease liabilities	1,980	1,903
Contract liabilities	7,132	6,461
Income taxes payable	1,547	1,528
Total current liabilities	21,537	20,482
Finance Lease Liabilities and Long-Term Debt	162	168
Long-Term Operating Lease Liabilities	16,817	17,316
Income Taxes Payable	671	663
Other Long-Term Liabilities	862	859
Total Liabilities	40,049	39,488
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,390,135 and 14,354,797 at December 31, 2025 and September 30, 2025, respectively	144	144
Additional paid-in capital	130,420	130,057
Accumulated other comprehensive loss	(719)	(959)
Retained deficit	(75,749)	(75,857)
Total Shareholders’ Equity	54,096	53,385
Total Liabilities and Shareholders’ Equity	$94,145	$92,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2025	2024
Revenues, net	$18,973	$24,385
Cost of sales	10,480	15,022
Gross profit	8,493	9,363

Selling, general and administrative	6,878	8,051
Research, development and engineering	840	876
Loss on disposal of fixed assets	—	24
Severance expense	—	73
Operating income	775	339
Interest income	115	5
Interest expense	(7)	(7)
Foreign currency (loss) gain	(198)	401
Other	4	19
Income before income tax provision	689	757
Income tax provision	581	445
Net income	$108	$312
Income Per Share:
Net income per basic share	$0.01	$0.02
Net income per diluted share	$0.01	$0.02
Weighted average shares outstanding:
Basic	14,362	14,272
Diluted	14,679	14,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2025	2024
Net income	$108	$312
Foreign currency translation adjustment	240	(711)
Comprehensive income (loss)	$348	$(399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net income	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442

Balance at September 30, 2025	14,355	$144	$130,057	$(959)	$(75,857)	$53,385
Net income	—	—	—	—	108	108
Translation adjustment	—	—	—	240	—	240
Stock compensation expense*	—	—	199	—	—	199
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	6	—	(28)	—	—	(28)
Stock options exercised	29	—	192	—		192
Balance at December 31, 2025	14,390	$144	$130,420	$(719)	$(75,749)	$54,096

* Excludes liability classified as stock based compensation expense of $50,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2025	2024
Operating Activities
Net income	$108	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614	752
Write-down of inventory	318	632
Non-cash share-based compensation expense	249	333
Loss on disposal of fixed assets	—	24
Provision for allowance for credit losses	4	19
Changes in operating assets and liabilities:
Accounts receivable	2,586	1,148
Inventories	(618)	624
Other assets	184	146
Accounts payable	381	1,608
Accrued income taxes	39	14
Accrued and other liabilities	(433)	(438)
Contract liabilities	671	(2,307)
Net cash provided by operating activities	4,103	2,867
Investing Activities
Purchases of property, plant and equipment	(277)	(143)
Net cash used in investing activities	(277)	(143)
Financing Activities
Proceeds from the exercise of stock options	192	150
Payments on long-term debt	(33)	(24)
Payment of payroll taxes on stock-based compensation through shares withheld	(28)	—
Net cash provided by financing activities	131	126
Effect of Exchange Rate Changes on Cash and Cash Equivalents	217	(722)
Net Increase in Cash and Cash Equivalents	4,174	2,128
Cash and Cash Equivalents, Beginning of Period	17,904	11,086
Cash and Cash Equivalents, End of Period	$22,078	$13,214
Supplemental Cash Flow Information:
Income tax payments, net	$543	$431
Interest paid	$8	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech provides equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPU’s) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2025, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending or ended September 30, and the associated quarters, months, and periods of those fiscal years.

The consolidated results of operations for the three months ended December 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Intangible Assets – Intangible assets acquired in business combinations are capitalized and subsequently amortized on a straight-line basis over their estimated useful life. We review our intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. When indicators exist, recoverability of assets is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group is determined not to be recoverable, the Company performs an analysis of the fair value of the individual long-lived assets and will recognize an impairment loss when the fair value is less than the carrying value of such long-lived assets. Additional information on impairment testing of intangible assets can be found in Notes 1 and 8 of our Annual Report on Form 10-K for the year ended September 30, 2025.

In the second quarter of fiscal year 2025, we recorded impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairment.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is impairment, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit). Additional information on impairment testing of goodwill can be found in Notes 1 and 9 of our Annual Report on Form 10-K for the year ended September 30, 2025.

In the second quarter of fiscal year 2025, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. See Note 6 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of December 31, 2025 and September 30, 2025.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended December 31,
	2025	2024
Beginning balance	$6,461	$8,965
New deposits	986	4,974
Deferred revenue	(4)	(36)
Revenue recognized	(311)	(7,245)
Ending balance	$7,132	$6,658

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through December 31, 2025, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Three Months Ended December 31,
	2025	2024
Beginning balance	$394	$602
Additions for warranties issued during the period	10	26
Costs incurred during the period	—	(8)
Changes in estimate for pre-existing warranties	(34)	(107)
Ending balance	$370	$513

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.1 million and $0.5 million for the three months ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, one Thermal Processing Solutions customer represented 13% of accounts receivable. As of September 30, 2025, two Thermal Processing Solutions customers represented 15% and 13%, respectively, of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 74% and 75% of total cash balances as of December 31, 2025 and September 30, 2025, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At December 31, 2025 and September 30, 2025, Amtech’s balances exceeded insured limits by approximately $14.5 million and $12.0 million, respectively. We have not experienced any losses on such accounts.

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

Level 1 – Valuation is based upon quoted market prices for identical instruments traded in active markets.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These additional disclosures include providing a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and the disaggregation of income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. ASU 2023-09 is effective for fiscal years beginning on or after December 15, 2024, with early adoption permitted, and can be applied on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We adopted ASU 2023-07 in our Form 10-K for the year ended September 30, 2025. The adoption of this guidance impacted our disclosures only and did not have a material impact. See Note 10 "Reportable Segments" below for more information.

There were no other new accounting pronouncements issued or effective as of December 31, 2025 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	December 31, 2025	September 30, 2025
Finance leases	$301	$294
Less: current portion of finance lease liabilities and long-term debt	(139)	(126)
Finance Lease Liabilities and Long-Term Debt	$162	$168

Interest expense on finance lease liabilities and long-term debt was $8,000 and $5,000 for the three months ended December 31, 2025 and 2024, respectively.

Finance Lease Obligations

Our finance lease obligations totaled $0.3 million as of December 31, 2025 and September 30, 2025, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025. See Note 5 for additional information.

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

For the three months ended December 31, 2025 and 2024, options for 78,772 and 919,637 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income	$108	$312

Denominator:
Weighted-average shares used to compute basic EPS	14,362	14,272
Dilutive potential common shares due to stock options (1)	213	9
Dilutive potential common shares due to RSUs (1)	104	19
Weighted-average shares used to compute diluted EPS	14,679	14,300

Income per share:
Net income per basic share	$0.01	$0.02
Net income per diluted share	$0.01	$0.02

(1) The number of common stock equivalents is calculated using the treasury method and the average market price during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	December 31, 2025	September 30, 2025
Purchased parts and raw materials	$9,816	$9,763
Work-in-process	7,381	7,113
Finished goods	1,846	1,867
	$19,043	$18,743

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	December 31, 2025	September 30, 2025
Assets
Right-of-use assets - operating	$17,813	$18,293
Right-of-use assets - finance	259	247
Total right-of-use assets	$18,072	$18,540
Liabilities
Current
Operating lease liabilities	$1,980	$1,903
Finance lease liabilities	139	126
Total current portion of long-term lease liabilities	2,119	2,029
Long-term
Operating lease liabilities	16,817	17,316
Finance lease liabilities	162	168
Total long-term lease liabilities	16,979	17,484
Total lease liabilities	$19,098	$19,513

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended December 31,
Lease cost	Classification	2025	2024
Operating lease cost	Cost of sales	$468	$459
Operating lease cost	Selling, general and administrative	367	363
Operating lease cost	Research, development and engineering	—	3
Finance lease cost	Selling, general and administrative	33	25
Total lease cost		$868	$850

Future minimum lease payments under non-cancelable leases as of December 31, 2025 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$2,403	$117	$2,520
2027	3,286	116	3,402
2028	3,354	43	3,397
2029	3,427	35	3,462
2030	3,488	20	3,508
Thereafter	8,250	—	8,250
Total lease payments	24,208	331	24,539
Less: Interest	5,411	30	5,441
Present value of lease liabilities	$18,797	$301	$19,098

Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied:

	December 31, 2025	September 30, 2025
Weighted average remaining lease term
Operating leases	7.33 years	7.57 years
Finance leases	2.77 years	2.76 years
Weighted average discount rate
Operating leases	6.91%	6.91%
Finance leases	6.98%	6.85%

6. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		December 31,	September 30,
	Amortization Period	2025	2025
Customer relationships	6-10 years	4,409	4,409
Trade names	3-15 years	2,679	2,679
		7,088	7,088
Accumulated amortization		(3,083)	(3,039)
Less asset impairments:
Customer relationships		(2,111)	(2,111)
Trade names		(847)	(847)
Intangible assets, net		$1,047	$1,091

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2025 is as follows, in thousands:

Year ending September 30:	Amount
2026	$132
2027	177
2028	177
2029	177
2030	138
Thereafter	246
Total	$1,047

The aggregate amortization expense during the three months ended December 31, 2025 and 2024 was $44,000 and $0.1 million, respectively.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting segments for the three months ended December 31, 2025 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$15,356	21,261
Accumulated impairment losses	(4,997)	(15,356)	(20,353)
Balance at September 30, 2025	908	—	908
Goodwill acquired	—	—	—
Impairment of goodwill	—	—	—
Balance at December 31, 2025	$908	$—	$908
Goodwill	$908	—	$908
Accumulated impairment losses	—	—	—
Balance at December 31, 2025	$908	$—	$908

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

If the future performance of these reporting units fall short of our expectations, if there are significant changes in operations due to changes in market conditions or if our stock price declined, we could be required to recognize additional material impairment charges in future periods.

7. Income Taxes

Our effective tax rate was 84.3% and 58.8% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended December 31, 2025 and 2024, we recorded income tax expense of $0.6 million and $0.4 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.2 million and $0.3 million in the three months ended December 31, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the three months ended December 31, 2025:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	919,741	$6.67
Granted	65,000	8.82
Exercised	(28,825)	6.58
Forfeited	(29,150)	5.33
Outstanding at end of period	926,766	$6.86
Exercisable at end of period	706,418	$7.10
Weighted average fair value of options granted during the period	$4.99

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2025	2024
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	63%	61%

The following table summarizes our RSU activity during the three months ended December 31, 2025:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	168,024	$4.98
Granted	—	—
Released	(8,334)	4.99
Forfeited	(16,666)	4.99
Nonvested at end of period	143,024	$4.98

Stock Repurchase Plan

On December 9, 2025, our Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which we may repurchase up to $5.0 million of our outstanding Common Stock over a one-year period. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended December 31, 2025, and $5.0 million remains available for repurchases.

Performance-Based Restricted Stock Units

As of December 31, 2025 we incurred $50,000 of equity compensation expense associated with our outstanding performance-based RSUs. The ultimate dollar value of the RSUs depends on the percentage increase in Amtech’s EBITDA above 8% during fiscal year 2026 and is classified as a liability within accrued compensation and related taxes on the Condensed Consolidated Balance Sheets.

9. Commitments and Contingencies

Purchase Obligations – As of December 31, 2025, we had unrecorded purchase obligations in the amount of $5.4 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended December 31, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$13,980	$4,993	$18,973
Less:
Material	5,380	1,906	7,286
Labor	807	654	1,461
Overhead	1,201	532	1,733
Gross profit	6,592	1,901	8,493
Selling & marketing	1,858	235	2,093
General & administrative	1,133	1,795	2,928
Research & development	670	170	840
Operating income (loss)	2,931	(299)	2,632
Interest income	21	16	37
Interest expense	(6)	(1)	(7)
Other segment items (1)	(783)	(1)	(784)
Non-segment items (2)	—	—	(1,770)
Net income (loss)	$2,163	$(285)	$108

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision (benefit). Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.6 million and $1,000.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, income tax, interest income and interest expense.

	Three Months Ended December 31, 2024
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$18,684	$5,701	$24,385
Less:
Material	8,518	1,860	10,378
Labor	1,682	1,189	2,871
Overhead	1,155	618	1,773
Gross profit	7,329	2,034	9,363
Selling & marketing	2,383	267	2,650
General & administrative	1,220	2,005	3,225
Research & development	756	120	876
Loss on sale of fixed assets	24	—	24
Severance expense	73	—	73
Operating income (loss)	2,873	(358)	2,515
Interest income	3	—	3
Interest expense	(4)	(3)	(7)
Other segment items (1)	161	(1)	160
Non-segment items (2)	—	—	(2,359)
Net income (loss)	$3,033	$(362)	$312

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.3 million and $1,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, gain on sale of assets, income tax, interest income and interest expense.

	Three Months Ended December 31,
	2025	2024
Depreciation and amortization:
Thermal Processing Solutions	255	263
Semiconductor Fabrication Solutions	336	467
Non-segment related*	23	22
	614	752

* Non-segment related to depreciation and amortization expense at corporate.

	December 31, 2025	September 30, 2025
Identifiable Assets:
Thermal Processing Solutions	$55,784	$56,019
Semiconductor Fabrication Solutions	24,494	26,040
Non-segment related*	13,867	10,814
	$94,145	$92,873

* Non-segment related assets include cash, fixed assets, and other assets.

11. Major Customers and Foreign Sales

During the three months ended December 31, 2025, no customer represented 10% of our net revenues. During the three months ended December 31, 2024, one Thermal Processing Solutions segment customer represented 22% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Three Months Ended December 31,
	2025	2024
United States	29%	27%
Canada	2%	1%
Mexico	2%	1%
Other	2%	1%
Total Americas	35%	30%
China	29%	12%
Malaysia	7%	4%
Taiwan	10%	30%
Other	11%	5%
Total Asia	57%	51%
Germany	1%	2%
Hungary	—%	7%
Czech Republic	1%	1%
Other	6%	9%
Total Europe	8%	19%
	100%	100%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).

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

We operate in two reportable segments, based primarily on the industries they serve: (i) Thermal Processing Solutions and (ii) Semiconductor Fabrication Solutions. Our Thermal Processing Solutions includes conveyorized reflow equipment for advanced semiconductor packaging and electronic assembly, high temperature conveyorized furnaces for power semiconductor substrate and electronic components manufacturing, and diffusion furnaces for (SIC) and (Si) power device production. Our Semiconductor Fabrication Solutions includes consumables, equipment and services for wafer polishing, dicing and cleaning.

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

We continue to invest in research and development to expand our Thermal Processing Solutions reflow equipment product line for AI applications. Our goal is to expand our addressable market by enabling mass production of higher density packages. We are also investing in application development and R&D resources to accelerate growth of our Semiconductor Fabrications Solutions business by expanding our consumables product portfolio and providing exceptional technical support and service to customers. Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two reportable segments in the Thermal Processing Solutions and Semiconductor Fabrication Solutions industries: BTU, PR Hoffman, Intersurface Dynamics and

Entrepix. We also have a complimentary strategy of pursuing organic growth, particularly during times when we lack sufficient capital resources to pursue growth through acquisitions. We intend to continue to pursue acquisitions to supplement organic growth and have added market development resources globally to accelerate organic growth.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2025	2024
Revenues, net	100%	100%
Cost of sales	55%	62%
Gross margin	45%	38%
Selling, general and administrative	36%	33%
Research, development and engineering	5%	4%
Loss on disposal of fixed assets	—%	—%
Severance expense	—%	—%
Operating income	4%	1%
Interest income	1%	—%
Interest expense	—%	—%
Foreign currency (loss) gain	(1)%	2%
Other	—%	—%
Income before income taxes	4%	3%
Income tax provision	3%	2%
Net income	1%	1%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2025	2024	Change	% Change
Thermal Processing Solutions	13,980	$18,684	$(4,704)	(25)%
Semiconductor Fabrication Solutions	4,993	5,701	(708)	(12)%
Total net revenue	$18,973	$24,385	$(5,412)	(22)%

Total net revenue for the three months ended December 31, 2025 and 2024 was $19.0 million and $24.4 million, respectively, a decrease of approximately $5.4 million or 22%. Our Thermal Processing Solutions results for the first quarter decreased primarily due to the reduction in belt furnace shipments and horizontal diffusion furnaces shipments, partially offset by increases in shipments of our parts and service business. We are seeing year-over-year growth in our advanced packaging SPG reflow oven business due to AI chip demand. Our Semiconductor Fabrication Solutions results for the first quarter decreased due primarily to the reduction of shipments of our polishing equipment.

Additionally, we experienced declines in our wafer cleaning equipment, partially offset by increases in shipments of our consumables.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended December 31,
Segment	2025	2024	Change	% Change
Thermal Processing Solutions	$16,195	$13,167	$3,028	23%
Semiconductor Fabrication Solutions	4,459	4,903	(444)	(9)%
Total new orders	$20,654	$18,070	$2,584	14%

Our backlog by reportable segment was as follows, dollars in thousands:

	December 31,
Segment	2025	2024	Change	% Change
Thermal Processing Solutions	$16,870	$15,328	$1,542	10%
Semiconductor Fabrication Solutions	4,701	3,670	1,031	28%
Total backlog	$21,571	$18,998	$2,573	14%

As of December 31, 2025, one of our Thermal Processing Solutions segment customers individually accounted for 11% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 24% of our backlog. No other customer accounted for more than 10% of our backlog as of December 31, 2025. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the three months ended December 31, 2025, the increase in Thermal Processing Solutions new order bookings was primarily driven by strong demand in Asia for AI application products.

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

	Three Months Ended December 31,
Segment	2025	Gross Margin	2024	Gross Margin	Change
Thermal Processing Solutions	$6,592	47%	$7,329	39%	$(737)
Semiconductor Fabrication Solutions	1,901	38%	2,034	36%	(133)
Total gross profit	$8,493	45%	$9,363	38%	$(870)

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross margin for the three months ended December 31, 2025 and 2024 was $8.5 million (45% of net revenue) and $9.4 million (38% of net revenue), respectively, a decrease of $0.9 million.

Gross margin on products from both our Thermal Processing Solutions segment and our Semiconductor Fabrication Solutions segment decreased compared to the three months ended December 31, 2024, due to unfavorable product mix with increases in shipments of our lower margin profile high-temperature furnaces and diffusion furnace equipment. We experienced moderate material costs increases across all our segments. In response to such increased costs, we reviewed our pricing plans and supplier agreements, with the objective of passing along these increased costs to our customers where possible; however, we continue to experience pricing pressure from our customers. We are also continuing to explore additional partnerships with contract manufacturers, who can leverage their buying power on a larger scale.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses and bad debt expense.

SG&A expenses for the three months ended December 31, 2025 and 2024 were $6.9 million and $8.1 million, respectively. SG&A decreased compared to the three months ended December 31, 2024, which is due to lower personnel costs and variable costs in addition to lower commissions from lower volumes.

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

RD&E expense, net of grants earned, for the three months ended December 31, 2025 and 2024 was $0.8 million and $0.9 million, respectively. The decrease in RD&E is due to the timing of purchases related to specific strategic-development projects at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Goodwill Impairment

During the quarter ended December 31, 2025, we recognized no impairment of our goodwill as no triggering event was identified at the end of the first quarter.

In the second quarter of fiscal year 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment as a result of a triggering event identified at the end of the second fiscal quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the quarter ended December 31, 2025, we recognized no impairment of our definite lived intangible assets.

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

Severance Expense

For the three months ended December 31, 2025 there was no severance expense. For the three months ended December 31, 2024 severance expense was $0.1 million due to staff reductions at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was 84.3% and 58.8% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended December 31, 2025 and 2024, we recorded income tax expense of $0.6 million and $0.4 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (commonly known as the One Big Beautiful Bill Act or OBBBA). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

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

Liquidity and Capital Resources

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Three Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$4,103	$2,867
Net cash used in investing activities	(277)	(143)
Net cash provided by financing activities	131	126
Effect of exchange rate changes on cash and cash equivalents	217	(722)
Net increase in cash and cash equivalents	4,174	2,128
Cash and cash equivalents, beginning of period	17,904	11,086
Cash and cash equivalents, end of period	$22,078	$13,214

A summary of our cash position as of December 31, 2025 and September 30, 2024, is as follows, in thousands, except the current ratio:

	December 31, 2025	September 30, 2025
Cash and cash equivalents	$22,078	$17,904
Working capital	$40,819	$39,695
Current ratio (current assets to current liabilities)	2.9:1	2.9:1

The increase in cash and cash equivalents from September 30, 2025 of $4.2 million was primarily due to increased collections from customers. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $1.1 million increase in working capital from September 30, 2025, was primarily due to decreases in accounts receivable.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $4.1 million for the three months ended December 31, 2025, compared to $2.9 million provided by operating activities for the three months ended December 31, 2024. We decreased our accounts receivable, accrued liabilities, and other assets, offset by the increase in inventories, accounts payable, and contract liabilities for the three months ended December 31, 2025. Additionally, during the three months ended December 31, 2024, we decreased our contract liabilities, accounts receivable, inventories, other assets, and accrued liabilities, offset by the increase in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million for the three months ended December 31, 2025, compared to $0.1 million used in investing activities in the three months ended December 31, 2024. Both periods consist solely of capital expenditures.

Cash Flows from Financing Activities

For the three months ended December 31, 2025 and 2024, cash provided by financing activities was $0.1 million, primarily due to the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $5.4 million as of December 31, 2025, compared to $4.0 million as of September 30, 2025, an increase of $1.4 million.

Other than as described in Note 2, there were no material changes to the contractual obligations included in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

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

A critical accounting estimate is one that is both important to the presentation of our financial position and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These uncertainties are discussed in Part I, Item 1A of our 2025 Form 10-K. We believe our critical accounting estimates relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2025 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the three months ended December 31, 2025.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the design and operation of our disclosure controls and procedures as of December 31, 2025, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2025, in ensuring that material information related to us required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2025 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” immediately preceding “Item 1. Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2025 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

10.1	Offer Letter, dated December 9, 2025, with Mark Weaver					X

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Mark Weaver	Dated:	February 5, 2026
Mark Weaver
Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)