Form 10-Q
period 2026-03-31
AMTECH SYSTEMS INC
filed 2026-05-07
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

At May 1, 2026, there were outstanding 14,499,088 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Our discussion and analysis in this Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our or our officers’ current expectations or forecasts of future events. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology relating to the uncertainty of future events or outcomes. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Some factors that could cause actual results to differ materially from those anticipated include, among others, future economic conditions, including changes in the markets in which we operate; changes in tariffs or trade policies, particularly between the U.S. and countries where we have operations or customers; changes in demand for our services and products; our revenue and operating performance; difficulties in successfully executing our growth initiatives; difficulties in executing on our strategic initiatives with respect to our Semiconductor Fabrication Solutions business segment; the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets; the cyclical nature of the semiconductor industry; pricing and gross profit pressures; control of costs and expenses; risks associated with new technologies and the impact on our business; legislative, regulatory, and competitive developments in markets in which we operate; possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action; the impact of any future pandemic or other business interruptions on our business operations, financial results and financial position; risks of future cybersecurity incidents; adverse developments affecting financial institutions, including bank failures; risks associated with the war in Iran and the impact on our business and on the business of our customers; and other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within our control. These and many other factors could affect Amtech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Amtech or on its behalf.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2026	September 30, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$24,417	$17,904
Accounts receivable (less allowance for credit losses of $125 and $113 at March 31, 2026 and September 30, 2025, respectively)	18,933	19,878
Inventories	19,692	18,743
Income taxes receivable	73	80
Other current assets	3,427	3,572
Total current assets	66,542	60,177
Property, Plant and Equipment - Net	9,444	10,227
Right-of-Use Assets - Net	17,332	18,293
Intangible Assets - Net	1,003	1,091
Goodwill	908	908
Deferred Income Taxes - Net	1,023	1,023
Other Assets	1,144	1,154
Total Assets	$97,396	$92,873

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,749	$7,735
Accrued compensation and related taxes	2,088	1,609
Accrued warranty expense	324	394
Other accrued liabilities	862	726
Current maturities of finance lease liabilities and long-term debt	144	126
Current portion of long-term operating lease liabilities	2,171	1,903
Contract liabilities	6,902	6,461
Income taxes payable	961	1,528
Total current liabilities	23,201	20,482
Finance Lease Liabilities and Long-Term Debt	129	168
Long-Term Operating Lease Liabilities	16,311	17,316
Income Taxes Payable	417	663
Other Long-Term Liabilities	1,339	859
Total Liabilities	41,397	39,488
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 14,497,089 and 14,354,797 at March 31, 2026 and September 30, 2025, respectively	145	144
Additional paid-in capital	130,856	130,057
Accumulated other comprehensive loss	(419)	(959)
Retained deficit	(74,583)	(75,857)
Total Shareholders’ Equity	55,999	53,385
Total Liabilities and Shareholders’ Equity	$97,396	$92,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues, net	$20,468	$15,580	$39,441	$39,965
Cost of sales	10,699	15,905	21,178	30,927
Gross profit (loss)	9,769	(325)	18,263	9,038

Selling, general and administrative	7,153	7,115	14,031	15,166
Research, development and engineering	822	832	1,664	1,709
Loss on disposal of fixed assets	—	205	—	229
Goodwill impairment	—	20,353	—	20,353
Intangible asset impairment	—	2,569	—	2,569
Severance expense	—	184	—	256
Operating income (loss)	1,794	(31,583)	2,568	(31,244)
Interest income	117	27	231	31
Interest expense	(9)	(6)	(15)	(13)
Foreign currency (loss) gain	(271)	—	(469)	401
Other	37	22	42	42
Income (loss) before income tax provision	1,668	(31,540)	2,357	(30,783)
Income tax provision	502	272	1,083	717
Net income (loss)	$1,166	$(31,812)	$1,274	$(31,500)
Income (Loss) Per Share:
Net income (loss) per basic share	$0.08	$(2.23)	$0.09	$(2.21)
Net income (loss) per diluted share	$0.08	$(2.23)	$0.09	$(2.21)
Weighted average shares outstanding:
Basic	14,432	14,296	14,397	14,284
Diluted	14,941	14,296	14,832	14,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$1,166	$(31,812)	$1,274	$(31,500)
Foreign currency translation adjustment	300	115	540	(596)
Comprehensive income (loss)	$1,466	$(31,697)	$1,814	$(32,096)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net income	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442
Net loss	—	—	—	—	(31,812)	(31,812)
Translation adjustment	—	—	—	115	—	115
Stock compensation expense	—	—	290	—	—	290
RSU vested	25	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Balance at March 31, 2025	14,314	143	129,239	(1,316)	(77,031)	51,035

Balance at September 30, 2025	14,355	$144	$130,057	$(959)	$(75,857)	$53,385
Net income	—	—	—	—	108	108
Translation adjustment	—	—	—	240	—	240
Stock compensation expense*	—	—	199	—	—	199
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	6	—	(28)	—	—	(28)
Stock options exercised	29	—	192	—		192
Balance at December 31, 2025	14,390	$144	$130,420	$(719)	$(75,749)	$54,096
Net income	—	—	—	—	1,166	1,166
Translation adjustment	—	—	—	300	—	300
Stock compensation expense*	—	—	263	—	—	263
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	57	1	(147)			(146)
Stock options exercised	50	—	320	—	—	320
Balance at March 31, 2026	14,497	145	130,856	(419)	(74,583)	55,999

* Excludes stock-based compensation expense classified as a liability of $50,000 in the first quarter of fiscal 2026 and $65,000 in the second quarter of fiscal 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$1,274	$(31,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,241	1,573
Write-down of inventory	452	6,618
Goodwill impairment	—	20,353
Intangible asset impairment	—	2,569
Non-cash share-based compensation expense	577	623
Loss on disposal of fixed assets	—	229
Provision for allowance for credit losses	12	63
Changes in operating assets and liabilities:
Accounts receivable	933	5,736
Inventories	(1,402)	(556)
Other assets	1,116	1,639
Accounts payable	2,182	(253)
Accrued income taxes	(806)	(167)
Accrued and other liabilities	176	(1,093)
Contract liabilities	441	(2,757)
Net cash provided by operating activities	6,196	3,077
Investing Activities
Purchases of property, plant and equipment	(475)	(152)
Net cash used in investing activities	(475)	(152)
Financing Activities
Proceeds from the exercise of stock options	512	150
Payments on long-term debt	(79)	(47)
Borrowings on long-term debt	21	—
Payment of payroll taxes on stock-based compensation through shares withheld	(175)	—
Net cash provided by financing activities	279	103
Effect of Exchange Rate Changes on Cash and Cash Equivalents	513	(688)
Net Increase in Cash and Cash Equivalents	6,513	2,340
Cash and Cash Equivalents, Beginning of Period	17,904	11,086
Cash and Cash Equivalents, End of Period	$24,417	$13,426
Supplemental Cash Flow Information:
Income tax payments, net	$1,170	$884
Interest paid	$16	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech provides equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPUs) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

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

The consolidated results of operations for the three and six months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable and Allowance for Credit Losses – Accounts receivable are recorded at the sales price of products sold to customers on trade credit terms. We establish a valuation allowance to reflect our best estimate of expected losses inherent in our accounts receivable balance. The allowance is based on our evaluation of the aging of the receivables, historical write-offs, the current economic environment and communications with the customer. We write off individual accounts against the allowance when we no longer believe that it is probable that we will collect the receivable because we have become aware of a customer’s inability to meet its financial obligations.

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

In the second quarter of fiscal year 2025, we recorded an impairment of definite lived intangible assets in our Semiconductor Fabrication Solutions segment. See Note 6 for a description of the facts and circumstances leading to the intangible asset impairment.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or when it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that there is an impairment we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss would not exceed the total amount of goodwill allocated to the reporting unit). Additional information on impairment testing of goodwill can be found in Notes 1 and 9 of our Annual Report on Form 10-K for the year ended September 30, 2025.

In the second quarter of fiscal year 2025, we recorded an impairment of goodwill in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. See Note 6 for a description of the facts and circumstances leading to goodwill impairment.

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of March 31, 2026 and September 30, 2025.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$7,132	$6,658	$6,461	$8,965
New deposits	656	265	1,642	5,239
Deferred revenue	31	168	27	132
Revenue recognized	(917)	(883)	(1,228)	(8,128)
Ending balance	$6,902	$6,208	$6,902	$6,208

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through March 31, 2026, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Six Months Ended March 31,
	2026	2025
Beginning balance	$394	$602
Additions for warranties issued during the period	20	30
Costs incurred during the period	(4)	(16)
Changes in estimate for pre-existing warranties	(86)	(189)
Ending balance	$324	$427

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $45,000 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and $0.2 million and $0.7 million for the six months ended March 31, 2026 and 2025, respectively.

Employee Retention Tax – The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit (“ERC”) which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 calendar year. The Company qualified for the employee retention credit for qualified wages through December 2021, and filed a cash refund claim during the calendar year ended December 31, 2023. During the three months ended March 31, 2026, the Company received approximately $0.2 million under the ERC program and during the three months ended June 30, 2025, the Company received approximately $2.1 million under the ERC program. In both fiscal quarters, the ERC was recognized as a reduction to payroll tax expense. Accordingly, for the three months ended March 31, 2026, the ERC was a reduction against general and administrative costs of $0.2 million and for the three months ended June 30, 2025, the ERC was a reduction against cost of sales, selling, general and administrative, and research, development and engineering of $1.0 million, $0.8 million, and $0.3 million, respectively.

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

As of March 31, 2026, no customer represented 10% of accounts receivable. As of September 30, 2025, two Thermal Processing Solutions customers represented 15% and 13%, respectively, of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 77% and 75% of total cash balances as of March 31, 2026 and September 30, 2025, respectively, are primarily invested in financial institutions insured by the FDIC as well as a money market account. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At March 31, 2026 and September 30, 2025, Amtech’s balances exceeded insured limits by approximately $17.1 million and $12.0 million, respectively. We have not experienced any losses on such accounts.

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

Impact of Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our annual periods beginning October 1, 2027, and interim periods beginning October 1, 2028, and requires either prospective or retrospective application. We are currently evaluating the impact of this ASU on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires additional annual income tax disclosures. These additional disclosures include providing a tabular rate reconciliation comprised of eight specific categories, the disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and the disaggregation of income from continuing operations before income tax expense and income tax expense from continuing operations between domestic and foreign. ASU 2023-09 eliminates the disclosure of the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. ASU 2023-09 is effective for fiscal years beginning on or after December 15, 2024, with early adoption permitted, and can be applied on a prospective or retrospective basis. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows, and is expected to impact disclosures only.

There were no other new accounting pronouncements issued or effective as of March 31, 2026 that had or are expected to have a material impact on our consolidated financial statements.

2. Long-Term Debt

Our finance lease liabilities and long-term debt consists of the following, in thousands:

	March 31, 2026	September 30, 2025
Finance leases	$273	$294
Less: current portion of finance lease liabilities and long-term debt	(144)	(126)
Finance Lease Liabilities and Long-Term Debt	$129	$168

Interest expense on finance lease liabilities and long-term debt was $8,000 and $6,000 for the three months ended March 31, 2026 and 2025, respectively, and $16,000 and $11,000 for the six months ended March 31, 2026 and 2025, respectively.

Finance Lease Obligations

Our finance lease obligations totaled $0.3 million as of March 31, 2026 and September 30, 2025, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of finance lease liabilities and long-term debt in the table above and in our Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025. See Note 5 for additional information.

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

For the three and six months ended March 31, 2026, options for 75,000 and 62,357 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and six months ended March 31, 2025, options for 952,657 and 946,037 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,166	$(31,812)	$1,274	$(31,500)

Denominator:
Weighted-average shares used to compute basic EPS	14,432	14,296	14,397	14,284
Dilutive potential common shares due to stock options (1)	404	—	330	—
Dilutive potential common shares due to RSUs (1)	105	—	105	—
Weighted-average shares used to compute diluted EPS	14,941	14,296	14,832	14,284

Income (loss) per share:
Net income (loss) per basic share	$0.08	$(2.23)	$0.09	$(2.21)
Net income (loss) per diluted share	$0.08	$(2.23)	$0.09	$(2.21)

(1) The number of common stock equivalents is calculated using the treasury method and the average market price of our shares during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	March 31, 2026	September 30, 2025
Purchased parts and raw materials	$10,058	$9,763
Work-in-process	7,371	7,113
Finished goods	2,263	1,867
	$19,692	$18,743

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	March 31, 2026	September 30, 2025
Assets
Right-of-use assets - operating	$17,332	$18,293
Right-of-use assets - finance	236	247
Total right-of-use assets	$17,568	$18,540
Liabilities
Current
Operating lease liabilities	$2,171	$1,903
Finance lease liabilities	144	126
Total current portion of long-term lease liabilities	2,315	2,029
Long-term
Operating lease liabilities	16,311	17,316
Finance lease liabilities	129	168
Total long-term lease liabilities	16,440	17,484
Total lease liabilities	$18,755	$19,513

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Cost of sales	$471	$460	$939	$919
Operating lease cost	Selling, general and administrative	366	364	733	727
Operating lease cost	Research, development and engineering	—	3	—	6
Finance lease cost	Cost of sales	9	—	9	—
Finance lease cost	Selling, general and administrative	26	25	59	50
Total lease cost		$872	$852	$1,740	$1,702

Future minimum lease payments under non-cancelable leases as of March 31, 2026 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$1,739	$80	$1,819
2027	3,293	120	3,413
2028	3,361	42	3,403
2029	3,434	35	3,469
2030	3,495	20	3,515
Thereafter	8,252	—	8,252
Total lease payments	23,574	297	23,871
Less: Interest	5,092	24	5,116
Present value of lease liabilities	$18,482	$273	$18,755

Subsequent to March 31, 2026, on April 1, 2026, the Company remeasured certain operating lease liabilities and corresponding right‑of‑use (“ROU”) assets to reflect changes in lease payments resulting from a modification and reassessment of lease terms. The remeasurement was accounted for as a modification under ASC 842. The impact of this remeasurement is not reflected in the accompanying consolidated balance sheets as of March 31, 2026, nor in the undiscounted future minimum lease payment table above, and will be recognized beginning in the third quarter of 2026. The remeasurement is expected to decrease operating lease ROU assets and corresponding operating lease liabilities by approximately $0.4 million.

The following table provides information about the remaining lease terms and discount rates applied:

	March 31, 2026	September 30, 2025
Weighted average remaining lease term
Operating leases	7.08 years	7.57 years
Finance leases	2.59 years	2.76 years
Weighted average discount rate
Operating leases	6.90%	6.91%
Finance leases	7.00%	6.85%

6. Goodwill and Intangible Assets

The Company accounts for goodwill at acquisition-date fair value and other finite intangibles at acquisition-date fair value less accumulated amortization. See Note 1 for a summary of the Company’s policies relating to goodwill and intangible assets.

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		March 31,	September 30,
	Amortization Period	2026	2025
Customer relationships	6-10 years	4,409	4,409
Trade names	3-15 years	2,679	2,679
		7,088	7,088
Accumulated amortization		(3,127)	(3,039)
Less asset impairments:
Customer relationships		(2,111)	(2,111)
Trade names		(847)	(847)
Intangible assets, net		$1,003	$1,091

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of March 31, 2026 is as follows, in thousands:

Year ending September 30:	Amount
2026	$88
2027	177
2028	177
2029	177
2030	138
Thereafter	246
Total	$1,003

The aggregate amortization expense during the three months ended March 31, 2026 and 2025 was $44,000 and $0.1 million, respectively. The aggregate amortization expense during the six months ended March 31, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

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

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting segments for the six months ended March 31, 2026 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Goodwill	$5,905	$15,356	21,261
Accumulated impairment losses	(4,997)	(15,356)	(20,353)
Balance at September 30, 2025	908	—	908
Goodwill acquired	—	—	—
Impairment of goodwill	—	—	—
Balance at March 31, 2026	$908	$—	$908
Goodwill	$908	—	$908
Accumulated impairment losses	—	—	—
Balance at March 31, 2026	$908	$—	$908

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

If the future performance of these reporting units fall short of our expectations, if there are significant changes in operations due to changes in market conditions or if our stock price declines, we could be required to recognize additional material impairment charges in future periods.

7. Income Taxes

Our effective tax rate was 46.0% and (2.3%)% for the six months ended March 31, 2026 and 2025, respectively. The effective tax rate for the six months ended March 31, 2026 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $0.5 million and $0.3 million, respectively. For the six months ended March 31, 2026 and 2025 we recorded income tax expense of $1.1 million and $0.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.3 million in the three months ended March 31, 2026 and 2025, respectively, and $0.6 million in the six months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the six months ended March 31, 2026:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	919,741	$6.67
Granted	65,000	8.82
Exercised	(79,159)	6.43
Forfeited	(29,150)	5.33
Outstanding at end of period	876,432	$6.89
Exercisable at end of period	689,434	$7.04
Weighted average fair value of options granted during the period	$4.99

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended March 31,
	2026	2025
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	63%	61%

The following table summarizes our RSU activity during the six months ended March 31, 2026:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	168,024	$4.98
Granted	78,955	13.11
Released	(77,564)	4.97
Forfeited	(16,666)	4.99
Nonvested at end of period	152,749	$9.19

Stock Repurchase Plan

On December 9, 2025, our Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which we may repurchase up to $5.0 million of our outstanding Common Stock over a one-year period. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There were no repurchases during the quarter ended March 31, 2026, and $5.0 million remains available for repurchases.

Performance-Based Restricted Stock Units

As of March 31, 2026, we incurred $115,000 of equity compensation expense associated with our outstanding performance-based RSUs. The ultimate dollar value of the RSUs depends on the percentage increase in Amtech’s EBITDA above 8% during fiscal year 2026 and is classified as a liability within accrued compensation and related taxes on the Condensed Consolidated Balance Sheets.

9. Commitments and Contingencies

Purchase Obligations – As of March 31, 2026, we had unrecorded purchase obligations in the amount of $4.5 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended March 31, 2026
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$14,735	$5,733	$20,468
Less:
Material	5,566	2,016	7,582
Labor	796	605	1,401
Overhead	1,244	472	1,716
Gross profit	7,129	2,640	9,769
Selling & marketing	1,933	301	2,234
General & administrative	1,406	1,658	3,064
Research & development	631	191	822
Operating income	3,159	490	3,649
Interest income	27	15	42
Interest expense	(6)	(3)	(9)
Other segment items (1)	(695)	3	(692)
Non-segment items (2)	—	—	(1,824)
Net income	$2,485	$505	$1,166

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.5 million and $1,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, income tax, interest income and interest expense.

	Three Months Ended March 31, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$10,575	$5,005	$15,580
Less:
Material	7,663	4,229	11,892
Labor	1,427	896	2,323
Overhead	1,135	555	1,690
Gross profit (loss)	350	(675)	(325)
Selling & marketing	1,752	245	1,997
General & administrative	1,188	1,829	3,017
Research & development	644	188	832
Loss on sale of fixed assets	141	64	205
Goodwill impairment	4,997	15,356	20,353
Intangible asset impairment	—	2,569	2,569
Severance expense	29	151	180
Operating loss	(8,401)	(21,077)	(29,478)
Interest income	7	3	10
Interest expense	(6)	—	(6)
Other segment items (1)	(188)	(3)	(191)
Non-segment items (2)	—	—	(2,147)
Net loss	$(8,588)	$(21,077)	$(31,812)

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.2 million and $7,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, income tax, interest income and interest expense.

	Six Months Ended March 31, 2026
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$28,715	$10,726	$39,441
Less:
Material	10,946	3,922	14,868
Labor	1,603	1,259	2,862
Overhead	2,444	1,004	3,448
Gross profit	13,722	4,541	18,263
Selling & marketing	3,791	536	4,327
General & administrative	2,539	3,452	5,991
Research & development	1,302	362	1,664
Operating income	6,090	191	6,281
Interest income	47	32	79
Interest expense	(12)	(3)	(15)
Other segment items (1)	(1,478)	2	(1,476)
Non-segment items (2)	—	—	(3,595)
Net income	$4,647	$222	$1,274

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $1.0 million and $1,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, gain on sale of assets, income tax, interest income and interest expense.

	Six Months Ended March 31, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$29,259	$10,706	$39,965
Less:
Material	16,180	6,090	22,270
Labor	3,109	2,085	5,194
Overhead	2,290	1,173	3,463
Gross profit	7,680	1,358	9,038
Selling & marketing	4,135	512	4,647
General & administrative	2,409	3,833	6,242
Research & development	1,401	308	1,709
Loss on sale of fixed assets	165	64	229
Goodwill impairment	4,997	15,356	20,353
Intangible asset impairment	—	2,569	2,569
Severance expense	101	151	252
Operating loss	(5,528)	(21,435)	(26,963)
Interest income	9	3	12
Interest expense	(10)	(3)	(13)
Other segment items (1)	(26)	(4)	(30)
Non-segment items (2)	—	—	(4,506)
Net loss	$(5,555)	$(21,439)	$(31,500)

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.5 million and $8,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, gain on sale of assets, income tax, interest income and interest expense.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation and amortization:
Thermal Processing Solutions	$261	$258	$516	$521
Semiconductor Fabrication Solutions	344	540	680	1,007
Non-segment related*	22	23	45	45
	$627	$821	$1,241	$1,573

* Non-segment related to depreciation and amortization expense at corporate.

	March 31, 2026	September 30, 2025
Identifiable Assets:
Thermal Processing Solutions	$58,501	$56,019
Semiconductor Fabrication Solutions	24,110	26,040
Non-segment related*	14,785	10,814
	$97,396	$92,873

* Non-segment related assets include cash, fixed assets, and other assets

11. Major Customers and Foreign Sales

During the six months ended March 31, 2026, no customer represented 10% of our net revenues. During the six months ended March 31, 2025, one Thermal Processing Solutions segment customer represented 14% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Six Months Ended March 31,
	2026	2025
United States	29%	28%
Canada	3%	1%
Mexico	2%	1%
Other	1%	2%
Total Americas	35%	32%
China	24%	13%
Malaysia	6%	3%
Taiwan	11%	27%
Other	11%	7%
Total Asia	52%	50%
Germany	1%	2%
Hungary	—%	4%
Czech Republic	1%	2%
Other	11%	10%
Total Europe	13%	18%
	100%	100%

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

Overview

We provide equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPUs) used in AI applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

We operate in two reportable segments, based primarily on the industries they serve: (i) Thermal Processing Solutions and (ii) Semiconductor Fabrication Solutions. Our Thermal Processing Solutions includes conveyorized reflow equipment for advanced semiconductor packaging and electronic assembly, high temperature conveyorized furnaces for power semiconductor substrate and electronic components manufacturing, and diffusion furnaces for SiC and Si power device production. Our Semiconductor Fabrication Solutions includes consumables, equipment and services for wafer polishing, dicing and cleaning.

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

We continue to invest in research and development to expand our Thermal Processing Solutions reflow equipment product line for AI applications. Our goal is to expand our addressable market by enabling mass production of higher density packages. We are also investing in application development and R&D resources to accelerate growth of our Semiconductor Fabrications Solutions business by expanding our consumables product portfolio and providing exceptional technical support and service to customers. Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two reportable segments in the Thermal Processing Solutions and Semiconductor Fabrication Solutions industries: BTU, PR Hoffman, Intersurface Dynamics and

Entrepix. We also have a complementary strategy of pursuing organic growth, particularly during times when we lack sufficient capital resources to pursue growth through acquisitions. We intend to continue to pursue acquisitions to supplement organic growth and have added market development resources globally to accelerate organic growth.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues, net	100%	100%	100%	100%
Cost of sales	52%	102%	54%	77%
Gross margin	48%	(2)%	46%	23%
Selling, general and administrative	35%	46%	35%	38%
Research, development and engineering	4%	5%	4%	4%
Loss on disposal of fixed assets	—%	1%	—%	1%
Goodwill impairment	—%	131%	—%	51%
Intangible asset impairment	—%	17%	—%	6%
Severance expense	—%	1%	—%	1%
Operating income (loss)	9%	(203)%	7%	(78)%
Interest income	1%	1%	—%	—%
Interest expense	—%	—%	—%	—%
Foreign currency (loss) gain	(2)%	—%	(1)%	1%
Other	—%	—%	—%	—%
Income (loss) before income taxes	8%	(202)%	6%	(77)%
Income tax provision	2%	2%	3%	2%
Net income (loss)	6%	(204)%	3%	(79)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2026	2025	Change	% Change	2026	2025	Change	% Change
Thermal Processing Solutions	14,735	$10,575	$4,160	39%	28,715	$29,259	$(544)	(2)%
Semiconductor Fabrication Solutions	5,733	5,005	728	15%	10,726	10,706	20	—%
Total net revenue	$20,468	$15,580	$4,888	31%	$39,441	$39,965	$(524)	(1)%

Total net revenue for the three months ended March 31, 2026 and 2025 was $20.5 million and $15.6 million, respectively, an increase of approximately $4.9 million or 31%. Total net revenue for the six months ended March 31, 2026 and 2025 was $39.4 million and $40.0 million, respectively, a decrease of approximately $0.5 million or 1%. Our Thermal Processing Solutions results for the second quarter increased primarily due to higher belt furnace, reflow oven diffusion furnace, and part shipments as well as an increase in our service business. Our Thermal Processing Solutions results for the six months ended decreased primarily due to lower belt furnace and horizontal diffusion furnace shipments, partially offset by higher shipments of reflow ovens and parts in addition to an increase in our service business. We are seeing year-over-year growth in our advanced packaging SPG reflow oven business due to

AI chip demand. Our Semiconductor Fabrication Solutions results for the second quarter increased primarily due to increased shipments of our polishing and wafer cleaning equipment, and increased demand for our consumables.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended March 31,				Six Months Ended March 31,
Segment	2026	2025	Change	% Change	2026	2025	Change	% Change
Thermal Processing Solutions	$17,004	$10,562	$6,442	61%	$33,199	$23,729	$9,470	40%
Semiconductor Fabrication Solutions	4,145	5,139	(994)	(19)%	8,604	10,042	(1,438)	(14)%
Total new orders	$21,149	$15,701	$5,448	35%	$41,803	$33,771	$8,032	24%

Our backlog by reportable segment was as follows, dollars in thousands:

	March 31,
Segment	2026	2025	Change	% Change
Thermal Processing Solutions	$19,139	$15,315	$3,824	25%
Semiconductor Fabrication Solutions	3,113	3,804	(691)	(18)%
Total backlog	$22,252	$19,119	$3,133	16%

As of March 31, 2026, one of our Thermal Processing Solutions segment customers individually accounted for 28% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 23% of our backlog. No other customer accounted for more than 10% of our backlog as of March 31, 2026. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the six months ended March 31, 2026, the increase in Thermal Processing Solutions new order bookings was primarily driven by strong demand in Asia for AI application products.

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

	Three Months Ended March 31,					Six Months Ended March 31,
Segment	2026	Gross Margin	2025	Gross Margin	Change	2026	Gross Margin	2025	Gross Margin	Change
Thermal Processing Solutions	$7,129	48%	$350	3%	$6,779	$13,722	48%	$7,680	26%	$6,042
Semiconductor Fabrication Solutions	2,640	46%	(675)	(13)%	3,315	4,541	42%	1,358	13%	3,183
Total gross profit (loss)	$9,769	48%	$(325)	(2)%	$10,094	$18,263	46%	$9,038	23%	$9,225

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross margin for the three months ended March 31, 2026 and 2025 was $9.8 million, 48% of net revenue, and $(0.3) million, (2)% of net revenue, respectively, an increase of $10.1 million. Gross margin for the six months ended March 31, 2026 and 2025 was $18.3 million, 46% of net revenue, and $9.0 million, 23% of net revenue, respectively, an increase of $9.2 million.

Gross margin on products from both our Thermal Processing Solutions segment and our Semiconductor Fabrication Solutions segment increased in the current period ended March 31, 2026 compared to the three and six months ended March 31, 2025, due to favorable product mix and the inventory write down associated with the discontinuation of low margin product lines in the prior year periods. We experienced moderate increases in material costs across all our segments during both periods. In response, we reviewed our pricing plans and supplier agreements, sharing cost increases with our customers where possible; however, we continue to experience pricing pressure from our customers. We are also continuing to explore additional partnerships with contract manufacturers, who can leverage their buying power on a larger scale.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses, bad debt expense and employee incentive accruals.

SG&A expenses for the three months ended March 31, 2026 and 2025 were $7.2 million and $7.1 million, respectively. SG&A expenses for the six months ended March 31, 2026 decreased to $14.0 million from $15.2 million for the six months ended March 31, 2025. This decrease was primarily due to lower personnel costs and variable costs partially offset by higher incentive compensation in the six months ended March 31, 2026 due to improved financial performance.

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

RD&E expense, net of grants earned, for the three months ended March 31, 2026 and 2025 was $0.8 million, respectively, and $1.7 million in the six months ended March 31, 2026 and 2025, respectively. RD&E expenses, net of grant earned, are consistent year over year.

Goodwill Impairment

During the six months ended March 31, 2026, we recognized no impairment of our goodwill as no triggering event was identified.

In the second quarter of fiscal year 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment as a result of a triggering event identified at the end of the second fiscal quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the six months ended March 31, 2026, we recognized no impairment of our definite lived intangible assets.

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

Severance Expense

Severance expense was $0 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Severance expense was $0 and $0.3 million for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026 and 2025, the amounts relate to staff reductions at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was 46.0% and (2.3%) for the six months ended March 31, 2026 and 2025, respectively. The effective tax rate for the six months ended March 31, 2026 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $0.5 million and $0.3 million, respectively. For the six months ended March 31, 2026 and 2025, we recorded income tax expense of $1.1 million and $0.7 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

Liquidity and Capital Resources

Cash and Cash Flow

We believe that our existing sources of liquidity and cash flows that we expect to generate from our operations will be sufficient to fund our operations, currently planned capital expenditures and R&D efforts, for at least the next 12 months. We regularly review and evaluate the adequacy of our cash flows and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$6,196	$3,077
Net cash used in investing activities	(475)	(152)
Net cash provided by financing activities	279	103
Effect of exchange rate changes on cash and cash equivalents	513	(688)
Net increase in cash and cash equivalents	6,513	2,340
Cash and cash equivalents, beginning of period	17,904	11,086
Cash and cash equivalents, end of period	$24,417	$13,426

A summary of our cash position as of March 31, 2026 and September 30, 2025, is as follows, in thousands, except the current ratio:

	March 31, 2026	September 30, 2025
Cash and cash equivalents	$24,417	$17,904
Working capital	$43,341	$39,695
Current ratio (current assets to current liabilities)	2.9:1	2.9:1

The increase in cash and cash equivalents from September 30, 2025 of $6.5 million was primarily due to an increase in accounts payable and increased collections from customers, partially offset by higher inventory. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $3.6 million increase in working capital from September 30, 2025, was primarily due to increases in cash and cash equivalents.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $6.2 million for the six months ended March 31, 2026, compared to $3.1 million provided by operating activities for the six months ended March 31, 2025. We increased our accounts payable, accrued liabilities, and contract liabilities, offset by a decrease in accounts receivable, for the six months ended March 31, 2026.

Cash Flows from Investing Activities

Cash used in investing activities was $0.5 million for the six months ended March 31, 2026, compared to $0.2 million used in investing activities in the six months ended March 31, 2025. Both periods consist solely of capital expenditures.

Cash Flows from Financing Activities

For the six months ended March 31, 2026 and 2025, cash provided by financing activities was $0.3 million and $0.1 million, respectively, primarily due to the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $4.5 million as of March 31, 2026, compared to $4.0 million as of September 30, 2025, an increase of $0.5 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2025 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the six months ended March 31, 2026.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the design and operation of our disclosure controls and procedures as of March 31, 2026, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2026, in ensuring that material information related to us required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Armed Conflict Involving Iran and Related Geopolitical Instability Could Disrupt Global Semiconductor Supply Chains and Adversely Affect Our Business, Financial Condition and Results of Operations.

The ongoing armed conflict involving Iran has introduced significant geopolitical uncertainty to the Middle East and surrounding regions. The conflict, including direct military operations, has the potential to escalate and draw in additional state and non-state actors, destabilize critical trade routes, and trigger broader economic disruptions. The semiconductor industry in which we operate is particularly sensitive to such disruptions given its reliance on globally integrated supply chains, specialized raw materials and energy-intensive manufacturing processes.

Hostilities involving Iran could lead to disruptions in global energy markets, including significant increases in the price of oil and natural gas, given Iran’s strategic position near the Strait of Hormuz, through which a substantial portion of global oil shipments transit. Energy price volatility could increase our operating costs and the costs borne by our customers, potentially dampening demand for our products and services. In addition, the conflict could disrupt maritime shipping lanes and air freight routes in the region, resulting in delays and increased costs for the transportation of raw materials, components and finished goods across our global supply chain.

The conflict could also result in the imposition of new or expanded economic sanctions, export controls or trade restrictions by the United States or other governments, which could limit our ability to source materials, transact with certain counterparties or sell our products in certain markets. We derive a significant portion of our revenue from customers in Asia, including China, Taiwan, Malaysia and other countries that may be directly or indirectly affected by shifts in geopolitical alliances and trade flows resulting from the conflict. Furthermore, heightened geopolitical tensions could accelerate the trend toward supply chain regionalization and decoupling, which, while potentially creating opportunities in certain markets, could also disrupt established customer relationships and distribution channels.

In addition, armed conflict in the region could adversely affect macroeconomic conditions globally, contribute to inflationary pressures, increase volatility in foreign currency exchange rates and financial markets, and reduce business confidence and capital spending by our customers. Any prolonged period of conflict or instability could exacerbate the cyclical nature of the semiconductor industry and delay or reduce our customers’ investment in new equipment, consumables and services. We cannot predict the duration or outcome of the conflict, or the full extent of its impact on our business, results of operations, financial condition or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

10.1	Offer Letter, dated December 9, 2025, with Mark Weaver	10-Q	000-11412	10.1	February 5, 2026

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Mark Weaver	Dated:	May 7, 2026
Mark Weaver
Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)