Form 10-Q
period 2026-06-30
AMTECH SYSTEMS INC
filed 2026-08-05
CIK 720500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

At July 31, 2026, there were outstanding 17,508,101 shares of Common Stock.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Quarterly Report"), our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”), our other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases, public conference calls and webcasts, and public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). We intend such forward-looking statements to be covered by safe harbor provisions for forward-looking statements contained in the PSLRA. All statements, other than statements of historical fact, included or incorporated by reference in this Quarterly Report are forward-looking statements, including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, including statements about our future financial or operating results, revenue and operating performance, market outlook, customer demand and product development, growth initiatives, cost reduction strategies and capital allocation. Forward-looking statements give our current expectations or forecasts of future events. You can identify forward-looking statements by the fact that they do not related strictly to historical or current facts. These statements may use words such as “may,” “plan,” “anticipate,” “seek,” “will,” “expect,” “intend,” “estimate,” “believe,” “continue,” “predict,” “potential,” “project,” “should,” “would,” “could,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” “strategy,” “opportunities,” “committed,” “on track” or the negative thereof or variations thereon or similar terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on information available as of the date of this Quarterly Report and reflect management’s current expectations, estimates, forecasts and assumptions, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•
future economic conditions, including changes in the markets in which we operate;
•
changes in tariffs or trade policies, export controls and sanctions, particularly between the United States and countries where we have significant operations or customers, including China, and any retaliatory measures, which may limit our ability to source materials, sell our products in certain markets, or transact with certain counterparties;
•
changes in demand for our services and products, including shifts in end-market demand for semiconductor devices, power semiconductors, silicon carbide (SiC) substrates, and components used in artificial intelligence (AI) applications;
•
our revenue and operating performance, including our ability to achieve projected revenue growth rates and maintain or improve gross and operating margins;
•
difficulties in successfully executing our growth initiatives, including the deployment of net proceeds from our June 2026 underwritten public offering of common stock;
•
difficulties in executing on our strategic initiatives with respect to our Semiconductor Fabrication Solutions and Thermal Processing Solutions business segments, including risks related to acquisitions, integrations and divestitures;
•
the effects of competition in the markets in which we operate, including the adverse impact of competitive product announcements or new entrants into our markets and transfers of resources by competitors into our markets;
•
the highly cyclical nature of the semiconductor industry and the potential for prolonged downturns in end-market demand, including the mature node semiconductor market;
•
pricing and gross profit pressures, including the ability to offset increases in raw material, energy and labor costs;
•
risks associated with new and emerging technologies, including AI-driven semiconductor processes, new substrate materials such as silicon carbide and gallium nitride, and competing technology platforms, and the impact of rapid technological changes on demand for our products and services;

•
our ability to attract, retain and develop key personnel and skilled employees, including executive management and personnel with specialized semiconductor expertise;
•
risks associated with our international operations, including exposure to foreign currency exchange rate fluctuations, difficulties in managing operations across multiple jurisdictions, and the impact of local economic, political and regulatory conditions in countries where we operate, including China, the United Kingdom, Singapore and Malaysia;
•
the availability and quality of raw materials, components, supplies and capital equipment necessary for our manufacturing operations, and our dependence on sole-source or limited-source suppliers;
•
risks related to our intellectual property, including our ability to protect proprietary technology and the potential for infringement claims by or against us;
•
legislative, regulatory, and competitive developments in markets in which we operate, including changes in environmental, health and safety, and tax laws and regulations;
•
possible future claims, litigation or enforcement actions and the results of any such claim, litigation proceeding, or enforcement action;
•
the impact of any future pandemic, epidemic, natural disaster or other catastrophic event on our business operations, financial results and financial position;
•
risks of future cybersecurity incidents, data breaches or disruptions to our information technology systems, including risks arising from the use of AI and evolving threat actor techniques;
•
adverse developments affecting financial institutions, including bank failures, and risks related to our cash held in excess of insured limits;
•
risks associated with the armed conflict involving Iran and related geopolitical instability, including potential disruptions to global energy markets, supply chains, shipping routes and customer demand, as well as broader macroeconomic uncertainty, inflationary pressures and foreign currency exchange rate volatility;
•
risks associated with goodwill and long-lived asset impairments, including the sensitivity of impairment analyses to changes in estimates, assumptions and market conditions;
•
our ability to successfully identify, complete and integrate acquisitions or strategic transactions, and to realize anticipated synergies and benefits therefrom; and
•
other circumstances and risks identified in this Quarterly Report or referenced from time to time in our filings with the SEC, including the risks described in “Item 1A. Risk Factors” of our 2025 Form 10-K and in our subsequently filed Quarterly Reports on Form 10-Q.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report will in fact transpire or prove to be accurate. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The risk factors described herein and in our 2025 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q are not all of the risks we may face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition or operating results.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise, except as may be required by law. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement. You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual

Reports on Form 10-K and our other filings with the SEC. We note these factors for investors as permitted by the PSLRA, and we claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Unless the context indicates otherwise, the terms “Amtech,” the “Company,” “we,” “us” and “our” refer to Amtech Systems, Inc., an Arizona corporation, together with its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2026	September 30, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$83,109	$17,904
Accounts receivable (less allowance for credit losses of $85 and $113 at June 30, 2026 and September 30, 2025, respectively)	19,712	19,878
Inventories	20,469	18,743
Income taxes receivable	72	80
Other current assets	4,233	3,572
Total current assets	127,595	60,177
Property, plant and equipment - net	8,771	10,227
Right-of-use assets - net	16,318	18,293
Goodwill	908	908
Intangible assets - net	959	1,091
Deferred income taxes - net	1,023	1,023
Other assets	1,141	1,154
Total Assets	$156,715	$92,873

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10,350	$7,735
Accrued compensation and related taxes	2,448	1,609
Accrued warranty expense	343	394
Other accrued liabilities	776	726
Current maturities of finance lease liabilities	130	126
Current portion of operating lease liabilities	2,032	1,903
Contract liabilities	6,491	6,461
Income taxes payable	1,008	1,528
Total current liabilities	23,578	20,482
Long-term finance lease liabilities	108	168
Long-term operating lease liabilities	15,621	17,316
Income taxes payable	437	663
Other long-term liabilities	1,370	859
Total Liabilities	41,114	39,488
Commitments and contingencies (Note 9)
Shareholders’ Equity
Preferred stock; 100,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 17,508,101 and 14,354,797 at June 30, 2026 and September 30, 2025, respectively	175	144
Additional paid-in capital	188,341	130,057
Accumulated other comprehensive gain (loss)	10	(959)
Retained deficit	(72,925)	(75,857)
Total Shareholders’ Equity	115,601	53,385
Total Liabilities and Shareholders’ Equity	$156,715	$92,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$22,383	$19,557	$61,824	$59,522
Cost of sales	11,190	10,425	32,368	41,353
Gross profit	11,193	9,132	29,456	18,169

Selling, general and administrative	8,003	7,387	22,034	22,553
Research, development and engineering	855	364	2,518	2,070
Loss on sale of property, plant and equipment	78	45	78	274
Goodwill impairment	—	—	—	20,353
Intangible asset impairment	—	—	—	2,569
Severance expense	50	421	50	678
Operating income (loss)	2,207	915	4,776	(30,328)
Interest income	273	88	504	119
Interest expense	(2)	(5)	(18)	(19)
Foreign currency (loss) gain	(360)	(96)	(828)	305
Other	156	3	197	45
Income (loss) before income tax provision	2,274	905	4,631	(29,878)
Income tax provision	616	799	1,699	1,516
Net income (loss)	$1,658	$106	$2,932	$(31,394)
Income (loss) per share:
Net income (loss) per basic share	$0.11	$0.01	$0.20	$(2.20)
Net income (loss) per diluted share	$0.10	$0.01	$0.19	$(2.20)
Weighted average shares outstanding:
Basic	15,440	14,314	14,744	14,294
Diluted	16,040	14,314	15,264	14,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,658	$106	$2,932	$(31,394)
Foreign currency translation adjustment	429	239	969	(357)
Comprehensive income (loss)	$2,087	$345	$3,901	$(31,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid- In Capital	Comprehensive (Loss) Income	Retained Deficit	Shareholders' Equity
Balance at September 30, 2024	14,259	$143	$128,466	$(720)	$(45,531)	$82,358
Net income	—	—	—	—	312	312
Translation adjustment	—	—	—	(711)	—	(711)
Stock compensation expense	—	—	333	—	—	333
Stock options exercised	30	—	150	—	—	150
Balance at December 31, 2024	14,289	$143	$128,949	$(1,431)	$(45,219)	$82,442
Net loss	—	—	—	—	(31,812)	(31,812)
Translation adjustment	—	—	—	115	—	115
Stock compensation expense	—	—	290	—	—	290
RSU vested	25	—	—	—	—	—
Balance at March 31, 2025	14,314	143	129,239	(1,316)	(77,031)	51,035
Net income	—	—	—	—	106	106
Translation adjustment	—	—	—	239	—	239
Stock compensation expense	—	—	338	—	—	338
Balance at June 30, 2025	14,314	$143	$129,577	$(1,077)	$(76,925)	$51,718

Balance at September 30, 2025	14,355	$144	$130,057	$(959)	$(75,857)	$53,385
Net income	—	—	—	—	108	108
Translation adjustment	—	—	—	240	—	240
Stock compensation expense*	—	—	199	—	—	199
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	6	—	(28)	—	—	(28)
Stock options exercised	29	—	192	—		192
Balance at December 31, 2025	14,390	$144	$130,420	$(719)	$(75,749)	$54,096
Net income	—	—	—	—	1,166	1,166
Translation adjustment	—	—	—	300	—	300
Stock compensation expense*	—	—	263	—	—	263
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	57	1	(147)			(146)
Stock options exercised	50	—	320	—	—	320
Balance at March 31, 2026	14,497	145	130,856	(419)	(74,583)	55,999
Net income	—	—	—	—	1,658	1,658
Translation adjustment	—	—	—	429	—	429
Stock compensation expense*	—	—	308	—	—	308
Issuance of common stock in public offering, net of issuance costs	2,927	29	56,502	—	—	56,531
Stock options exercised	84	1	675	—	—	676
Balance at June 30, 2026	17,508	$175	$188,341	$10	$(72,925)	$115,601

* Excludes stock-based compensation expense classified as a liability of $50,000 in the first quarter of fiscal 2026, $65,000 in the second quarter of fiscal 2026, and $86,000 in the third quarter of fiscal 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$2,932	$(31,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,861	2,167
Write-down of inventory	277	6,647
ROU asset impairment	151	—
Goodwill impairment	—	20,353
Intangible asset impairment	—	2,569
Non-cash share-based compensation expense	971	961
Loss on sale of property, plant and equipment	78	274
(Reversal of) provision for allowance for credit losses	(28)	43
Changes in operating assets and liabilities:
Accounts receivable	193	2,899
Inventories	(2,004)	600
Other assets	1,114	3,057
Accounts payable	2,835	1,477
Accrued income taxes	(738)	219
Accrued and other liabilities	(356)	(1,696)
Contract liabilities	30	(2,567)
Net cash provided by operating activities	7,316	5,609
Investing Activities
Purchases of property, plant and equipment	(601)	(704)
Proceeds from the sale of property, plant and equipment	45	12
Net cash used in investing activities	(556)	(692)
Financing Activities
Net proceeds from issuance of common stock	56,531	—
Proceeds from the exercise of stock options	1,187	150
Payments on finance lease obligations	(113)	(70)
Borrowings on finance lease obligations	21	—
Payment of payroll taxes on stock-based compensation through shares withheld	(175)	—
Net cash provided by financing activities	57,451	80
Effect of Exchange Rate Changes on Cash and Cash Equivalents	994	(520)
Net Increase in Cash and Cash Equivalents	65,205	4,477
Cash and Cash Equivalents, Beginning of Period	17,904	11,086
Cash and Cash Equivalents, End of Period	$83,109	$15,563
Supplemental Cash Flow Information:
Income tax payments, net	$1,713	$1,297
Interest paid	$23	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTECH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations and Basis of Presentation – Amtech provides equipment, consumables and services for semiconductor device packaging, wafer production and device fabrication. Our products are used to fabricate and package semiconductor devices, such as graphic processing units (GPUs) used in artificial intelligence (AI) applications, silicon carbide (SiC) and silicon (Si) power devices and other optical, analog and digital devices. We sell these products to semiconductor device packaging, electronic assembly and device fabrication companies worldwide.

We serve niche markets in industries that are experiencing technological advances, and which historically have been very cyclical. Therefore, our future profitability and growth depend on our ability to develop or acquire and market profitable new products and on our ability to adapt to cyclical trends.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet at September 30, 2025, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending or ended September 30, and the associated quarters, months, and periods of those fiscal years.

The consolidated results of operations for the three and nine months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Contract Liabilities – Contract liabilities are reflected in current liabilities on the Condensed Consolidated Balance Sheets as all performance obligations are expected to be satisfied within the next 12 months. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities consist of customer deposits and deferred revenue as of June 30, 2026 and September 30, 2025.

The following is a summary of activity for contract liabilities, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$6,902	$6,208	$6,461	$8,965
New deposits	268	385	1,911	947
Deferred revenue	2	(40)	29	(112)
Revenue recognized	(681)	(154)	(1,910)	(3,401)
Ending balance	$6,491	$6,399	$6,491	$6,399

Warranty – A limited warranty is provided free of charge, generally for periods of 12 to 36 months to all purchasers of our new products and systems. Accruals are recorded for estimated warranty costs at the time revenue is recognized. While our warranty costs have historically been within our expectations and we believe that the amounts accrued for warranty expenditures are sufficient for all systems sold through June 30, 2026, we cannot guarantee that we will continue to experience a similar level of predictability regarding warranty costs. In addition, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty service than anticipated, which could result in an increase in our warranty expense.

The following is a summary of activity in accrued warranty expense, in thousands:

	Nine Months Ended June 30,
	2026	2025
Beginning balance	$394	$602
Additions for warranties issued during the period	22	61
Costs incurred during the period	(4)	(16)
Changes in estimate for pre-existing warranties	(69)	(233)
Ending balance	$343	$414

Shipping Expense – Shipping and handling fees associated with outbound freight are expensed as incurred and included in selling, general and administrative expenses. Shipping expense was $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $1.0 million for the nine months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, one Thermal Processing Solutions customer represented 13% of accounts receivable. As of September 30, 2025, two Thermal Processing Solutions customers represented 15% and 13%, respectively, of accounts receivable.

We maintain our cash and cash equivalents in multiple financial institutions. Balances in the United States, which account for approximately 93% and 75% of total cash balances as of June 30, 2026 and September 30, 2025, respectively, are primarily invested in financial institutions insured by the FDIC as well as several money market accounts. The remainder of our cash is maintained with financial institutions with reputable credit in China, the United Kingdom, Singapore and Malaysia. We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At June 30, 2026 and September 30, 2025, Amtech’s balances exceeded insured limits by approximately $74.9 million and $12.0 million, respectively. We have not experienced any losses on such accounts.

Refer to Note 11 for information regarding major customers, foreign sales and revenue in other countries subject to fluctuation in foreign currency exchange rates.

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

There were no other new accounting pronouncements issued or effective as of June 30, 2026 that had or are expected to have a material impact on our consolidated financial statements.

2. Finance Lease Obligations

Our finance lease liabilities consists of the following, in thousands:

	June 30, 2026	September 30, 2025
Finance leases	$238	$294
Less: current portion of finance lease liabilities	(130)	(126)
Long-term finance lease liabilities	$108	$168

Interest expense on finance lease liabilities was $7,000 and $6,000 for the three months ended June 30, 2026 and 2025, respectively, and $23,000 and $18,000 for the nine months ended June 30, 2026 and 2025, respectively.

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

For the three and nine months ended June 30, 2026, options for 47,363 and 23,956 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. For the three and nine months ended June 30, 2025, options for 929,490 and 956,480 weighted average shares, respectively, were excluded from the diluted EPS calculations because they were anti-dilutive. These shares could become dilutive in the future.

On June 3, 2026, the Company issued 2,926,829 shares of common stock in connection with a public offering. The shares have been included in the calculation of weighted-average shares outstanding from the date of issuance. See Note 8 for further information on the issuance of common stock.

A reconciliation of the components of the basic and diluted EPS calculations follows, in thousands, except per share amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,658	$106	$2,932	$(31,394)

Denominator:
Weighted-average shares used to compute basic EPS	15,440	14,314	14,744	14,294
Dilutive potential common shares due to stock options (1)	514	—	418	—
Dilutive potential common shares due to RSUs (1)	86	—	102	—
Weighted-average shares used to compute diluted EPS	16,040	14,314	15,264	14,294

Income (loss) per share:
Net income (loss) per basic share	$0.11	$0.01	$0.20	$(2.20)
Net income (loss) per diluted share	$0.10	$0.01	$0.19	$(2.20)

(1) The number of common stock equivalents is calculated using the treasury method and the average market price of our shares during the period.

4. Inventories

The components of inventories are as follows, in thousands:

	June 30, 2026	September 30, 2025
Purchased parts and raw materials	$10,243	$9,763
Work-in-process	8,308	7,113
Finished goods	1,918	1,867
	$20,469	$18,743

5. Leases

The following table provides information about the financial statement classification of our lease balances reported within the Condensed Consolidated Balance Sheets, in thousands:

	June 30, 2026	September 30, 2025
Assets
Right-of-use assets - operating	$16,318	$18,293
Right-of-use assets - finance	207	247
Total right-of-use assets	$16,525	$18,540
Liabilities
Current
Operating lease liabilities	$2,032	$1,903
Finance lease liabilities	130	126
Total current portion of long-term lease liabilities	2,162	2,029
Long-term
Operating lease liabilities	15,621	17,316
Finance lease liabilities	108	168
Total long-term lease liabilities	15,729	17,484
Total lease liabilities	$17,891	$19,513

The following table provides information about the financial statement classification of our lease expenses reported in the Condensed Consolidated Statements of Operations, in thousands:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Cost of sales	$461	$454	$1,400	$1,373
Operating lease cost	Selling, general and administrative	516	371	1,249	1,098
Operating lease cost	Research, development and engineering	—	3	—	9
Finance lease cost	Cost of sales	5	—	14	—
Finance lease cost	Selling, general and administrative	30	26	89	76
Total lease cost		$1,012	$854	$2,752	$2,556

Future minimum lease payments under non-cancelable leases as of June 30, 2026 are as follows, in thousands:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$809	$40	$849
2027	3,248	120	3,368
2028	3,316	42	3,358
2029	3,389	35	3,424
2030	3,451	20	3,471
Thereafter	8,314	—	8,314
Total lease payments	22,527	257	22,784
Less: Interest	4,874	19	4,893
Present value of lease liabilities	$17,653	$238	$17,891

During the quarter ended June 30, 2026, the Company’s subsidiary, Advanced Compound Materials, Inc., entered into a sublease agreement with a third party with respect to the real property located in Spartanburg, South Carolina. The sublease is effective August 1, 2026 through November 28, 2033. The sublease ends contemporaneously with the head lease. Sublease income will be recognized on a straight-line basis over the term of the sublease. The Company recognized $0.2 million of right‑of‑use asset impairment related to the right of use asset for the head lease during the quarter ended June 30, 2026.

Additionally, on April 1, 2026, the Company remeasured certain operating lease liabilities and corresponding right‑of‑use (“ROU”) assets to reflect changes in lease payments resulting from a modification and reassessment of lease terms. The remeasurement was accounted for as a modification under ASC 842. The impact of this remeasurement is reflected in the accompanying consolidated balance sheets as of June 30, 2026, and in the undiscounted future minimum lease payment table above. The remeasurement resulted in a decrease to operating lease ROU assets and corresponding operating lease liabilities by approximately $0.4 million.

The following table provides information about the remaining lease terms and discount rates applied:

	June 30, 2026	September 30, 2025
Weighted average remaining lease term
Operating leases	6.89 years	7.57 years
Finance leases	2.47 years	2.76 years
Weighted average discount rate
Operating leases	7.23%	6.91%
Finance leases	7.06%	6.85%

6. Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill at the reporting unit level, which, for the Company, is at the level of the reportable segments, Thermal Processing Solutions and Semiconductor Fabrication Solutions. The changes in carrying amount of goodwill allocated to each of the reporting segments for the nine months ended June 30, 2026 is as follows, in thousands:

	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total Goodwill
Balance at September 30, 2024	$5,905	$15,356	21,261
Impairment of goodwill	(4,997)	(15,356)	(20,353)
Balance at September 30, 2025	908	—	908
Impairment of goodwill	—	—	—
Balance at June 30, 2026	$908	$—	$908

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

Intangible Assets

The Company’s intangible assets, net consists of the following, in thousands:

		June 30,	September 30,
	Amortization Period	2026	2025
Customer relationships	6-10 years	$4,409	$4,409
Trade names	3-15 years	2,679	2,679
		7,088	7,088
Accumulated amortization		(3,171)	(3,039)
Less asset impairments:
Customer relationships		(2,111)	(2,111)
Trade names		(847)	(847)
Intangible assets, net		$959	$1,091

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of June 30, 2026 is as follows, in thousands:

Year ending September 30:	Amount
2026	$44
2027	177
2028	177
2029	177
2030	138
Thereafter	246
Total	$959

The aggregate amortization expense during the three months ended June 30, 2026 and 2025 was $44,000 and $0.1 million, respectively. The aggregate amortization expense during the nine months ended June 30, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

We review our intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. For the period ended March 31, 2025, the Company lowered its guidance for the second quarter of fiscal year 2025 and reset projections for the rest of the year due to a prolonged weakness in the mature node semiconductor market driven by high inventory, tepid demand, and geopolitical tensions. As disclosed in the Goodwill section above, this resulted in a triggering event for impairment of goodwill. The results of the goodwill impairment test indicated that the book value of our Semiconductor Fabrication Solutions segment and Thermal Processing Solutions segment was in excess of fair value and was impaired. Prior to recognizing any impairment of goodwill, we tested the related long-lived assets for impairment in our Semiconductor Fabrication Solutions and Thermal Processing Solutions segments. We tested each identified asset group within each segment by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups within our Semiconductor Fabrication Solutions segment. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. Determining the fair value of those asset groups involves the use of significant estimates and assumptions, including projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends, and estimated discount rates based on the asset group's weighted average return on assets, as derived from various methods. The fair value of the intangible assets was estimated using various valuation methodologies, including the multi-period excess earnings method and the relief from royalty method and the distributor method. These fair value measurements fall under Level 3 of the fair value hierarchy. As a result, we recorded a total impairment charge for intangible assets in our Semiconductor Fabrication Solutions segment of $2.6 million during the quarter ended March 31, 2025. The $2.6 million impairment consists of $1.8 million for customer relationships and $0.8 million for trade names primarily at Entrepix.

7. Income Taxes

Our effective tax rate was 36.7% and (5.1%) for the nine months ended June 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended June 30, 2026 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $0.6 million and $0.8 million, respectively. For the nine months ended June 30, 2026 and 2025 we recorded income tax expense of $1.7 million and $1.5 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

8. Equity and Stock-Based Compensation

Stock-based compensation expense was $0.4 million and $0.3 million in the three months ended June 30, 2026 and 2025, respectively, and $1.0 million in the nine months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes our stock option activity during the nine months ended June 30, 2026:

	Options	Weighted Average Exercise Price
Outstanding at beginning of period	919,741	$6.67
Granted	160,000	16.05
Exercised	(163,342)	7.25
Forfeited	(29,150)	5.33
Outstanding at end of period	887,249	$8.30
Exercisable at end of period	605,251	$6.90
Weighted average fair value of options granted during the period	$9.39

The fair value of options was estimated at the applicable grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2026	2025
Risk free interest rate	4%	4%
Expected term	5 years	5 years
Dividend rate	—%	—%
Volatility	65%	60%

The following table summarizes our RSU activity during the nine months ended June 30, 2026:

	Number	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	168,024	$4.98
Granted	78,955	13.11
Released	(77,564)	4.97
Forfeited	(20,399)	5.77
Nonvested at end of period	149,016	$9.19

Stock Repurchase Plan

On December 9, 2025, our Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which we may repurchase up to $5.0 million of our outstanding Common Stock over a one-year period. Repurchases under the program will be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in compliance with the rules and regulations of the SEC; however, we have no obligation to repurchase shares and the timing, actual number, and value of shares to be repurchased is subject to management’s discretion and will depend on our stock price and other market conditions. We may, in the sole discretion of the Board, terminate the repurchase program at any time while it is in effect. Repurchased shares may be retired or kept in treasury for further issuance. There have been no repurchases during the quarter ended June 30, 2026, and $5.0 million remains available for repurchases.

Performance-Based Restricted Stock Units

For the nine months ended June 30, 2026, we recorded $201,000 of equity compensation expense associated with our outstanding performance-based RSUs. The ultimate dollar value of the RSUs depends on the percentage increase in Amtech’s EBITDA above 8% during fiscal year 2026 and the amount is classified as a liability within accrued compensation and related taxes on the Condensed Consolidated Balance Sheets.

Public Offering of Common Stock

On June 3, 2026, the Company completed an underwritten public offering of 2,926,829 shares of its common stock at a public offering price of $20.50 per share.

Gross proceeds from the offering were approximately $60.0 million. After deducting underwriting discounts, commissions and offering expenses of approximately $3.5 million, the Company received net proceeds of approximately $56.5 million.

The proceeds from the offering are intended to be used to accelerate growth across the Company’s semiconductor packaging and advanced wafer substrate fabrication platforms, for accretive merger and acquisition opportunities, and for working capital and general corporate purposes.

Amount (in thousands)
Issuance of common stock	$60,000
Underwriting discounts and commissions	(3,000)
Other offering costs	(469)
Net increase in APIC	$56,531

9. Commitments and Contingencies

Purchase Obligations – As of June 30, 2026, we had unrecorded purchase obligations in the amount of $7.8 million. These purchase obligations consist of outstanding purchase orders for goods and services. While the amount represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated, canceled or terminated.

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

Information concerning our reportable segments is as follows, in thousands:

	Three Months Ended June 30, 2026
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$17,745	$4,638	$22,383
Less:
Material	6,495	1,502	7,997
Labor	943	512	1,455
Overhead	1,301	437	1,738
Gross profit	9,006	2,187	11,193
Selling & marketing	2,179	303	2,482
General & administrative	1,677	1,621	3,298
Research & development	610	245	855
Loss on sale of property, plant and equipment	—	78	78
Severance expense	19	31	50
Operating income (loss)	4,521	(91)	4,430
Interest income	23	18	41
Interest expense	(6)	4	(2)
Other segment items (1)	(741)	(1)	(742)
Non-segment items (2)	—	—	(2,069)
Net income (loss)	$3,797	$(70)	$1,658

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

	Three Months Ended June 30, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$14,208	$5,349	$19,557
Less:
Material	5,946	1,661	7,607
Labor	551	349	900
Overhead	1,386	532	1,918
Gross profit	6,325	2,807	9,132
Selling & marketing	1,582	129	1,711
General & administrative	1,252	1,615	2,867
Research & development	277	87	364
Loss on sale of property, plant and equipment	19	26	45
Severance expense	288	72	360
Operating income	2,907	878	3,785
Interest income	28	22	50
Interest expense	(6)	1	(5)
Other segment items (1)	(431)	(2)	(433)
Non-segment items (2)	—	—	(3,291)
Net income	$2,498	$899	$106

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.3 million and $2,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, severance expenses, income tax, interest income and interest expense.

	Nine Months Ended June 30, 2026
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$46,460	$15,364	$61,824
Less:
Material	17,441	5,425	22,866
Labor	2,546	1,770	4,316
Overhead	3,745	1,441	5,186
Gross profit	22,728	6,728	29,456
Selling & marketing	5,970	839	6,809
General & administrative	4,217	5,074	9,291
Research & development	1,912	606	2,518
Loss on sale of property, plant and equipment	—	78	78
Severance expense	19	31	50
Operating income	10,610	100	10,710
Interest income	70	50	120
Interest expense	(18)	—	(18)
Other segment items (1)	(2,218)	2	(2,216)
Non-segment items (2)	—	—	(5,664)
Net income	$8,444	$152	$2,932

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $1.6 million and $2,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, gain on sale of assets, income tax, interest income and interest expense.

	Nine Months Ended June 30, 2025
	Thermal Processing Solutions	Semiconductor Fabrication Solutions	Total

Revenue	$43,467	$16,055	$59,522
Less:
Material	22,127	7,751	29,878
Labor	3,660	2,434	6,094
Overhead	3,675	1,706	5,381
Gross profit	14,005	4,164	18,169
Selling & marketing	5,717	641	6,358
General & administrative	3,660	5,449	9,109
Research & development	1,678	392	2,070
Loss on sale of property, plant and equipment	184	90	274
Goodwill impairment	4,997	15,356	20,353
Intangible asset impairment	—	2,569	2,569
Severance expense	389	224	613
Operating loss	(2,620)	(20,557)	(23,177)
Interest income	38	25	63
Interest expense	(17)	(2)	(19)
Other segment items (1)	(457)	(6)	(463)
Non-segment items (2)	—	—	(7,798)
Net loss	$(3,056)	$(20,540)	$(31,394)

(1) Other segment items consists primarily of expenses related to foreign currency gain or loss and income tax provision. Thermal Processing Solutions and Semiconductor Fabrication Solutions income tax provision was $0.8 million and $10,000, respectively.

(2) Non-segment items consists primarily of expenses related to corporate salaries and professional services expenses, severance expenses, gain on sale of assets, income tax, interest income and interest expense.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Thermal Processing Solutions	$263	$258	$779	$779
Semiconductor Fabrication Solutions	335	313	1,015	1,320
Non-segment related*	22	23	67	68
	$620	$594	$1,861	$2,167

* Non-segment related to depreciation and amortization expense at corporate.

	June 30, 2026	September 30, 2025
Identifiable Assets:
Thermal Processing Solutions	$61,191	$56,019
Semiconductor Fabrication Solutions	22,829	26,040
Non-segment related*	72,695	10,814
	$156,715	$92,873

* Non-segment related assets include cash, fixed assets, and other assets

11. Major Customers and Foreign Sales

During the nine months ended June 30, 2026, one Thermal Processing Solutions customer represented 11% of our net revenues. During the nine months ended June 30, 2025, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 11% of our net revenues.

Our net revenues were from customers in the following geographic regions:

	Nine Months Ended June 30,
	2026	2025
United States	29%	27%
Canada	2%	1%
Mexico	2%	1%
Other	1%	2%
Total Americas	34%	31%
China	21%	18%
Malaysia	7%	8%
Taiwan	16%	21%
Other	11%	6%
Total Asia	55%	53%
Germany	1%	2%
Hungary	—%	3%
Czech Republic	1%	2%
Other	9%	9%
Total Europe	11%	16%
	100%	100%

12. Subsequent Event

Executive Leadership Transition

On August 4, 2026, Robert C. Daigle notified the Company's Board of Directors of his intention to retire as Chief Executive Officer, effective August 13, 2026. Following his retirement as Chief Executive Officer, Mr. Daigle will continue to serve as Executive Chairman of the Board.

In connection with Mr. Daigle's transition to Executive Chairman, the Company entered into an amended and restated employment agreement with Mr. Daigle that provides for a two-year employment term, an annual base salary of $300,000, a grant of 50,000 RSUs under the Company's 2022 Equity Incentive Plan, and certain severance and change in control benefits. The restricted stock units vest ratably over a two-year period, subject to continued service and the terms of the applicable award agreement.

Also on August 4, 2026, the Board of Directors appointed Guy Shechter as Chief Executive Officer, effective August 13, 2026. In connection with his appointment, the Board approved a grant of 25,000 RSUs to Mr. Shechter under the Company's 2022 Equity Incentive Plan. The restricted stock units vest ratably over a three-year period, subject to continued service and the terms of the applicable award agreement. The Board also appointed Mr. Shechter to serve as a director of the Company until the Company's next annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation, or removal.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in our 2025 Form 10-K.

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

Growth and Investment Strategy

We believe there are three key secular trends that are key to our future growth:

•
Artificial Intelligence - With AI, we believe our reflow oven systems are the favored choice for Outsourced Semiconductor Assembly and Test Services (OSATS) providers who perform advanced packaging of the AI chips.
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

We continue to invest in research and development to expand our Thermal Processing Solutions reflow equipment product line for AI applications. Our goal is to expand our addressable market by enabling mass production of higher density packages. We are also investing in application development and R&D resources to accelerate growth of our Semiconductor Fabrication Solutions business by expanding our consumables product portfolio and providing exceptional technical support and service to customers. Historically, we have grown our business primarily through acquisitions, including the businesses that currently comprise our two reportable segments in the Thermal Processing Solutions and Semiconductor Fabrication Solutions industries: BTU, PR Hoffman, Intersurface Dynamics and Entrepix. We also have a complementary strategy of pursuing organic growth, particularly during times when we lack sufficient capital resources to pursue growth through acquisitions. We intend to continue to pursue acquisitions to supplement organic growth and have added market development resources globally to accelerate organic growth.

Results of Operations

The following table sets forth certain operational data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	100%	100%	100%	100%
Cost of sales	50%	53%	52%	69%
Gross margin	50%	47%	48%	31%
Selling, general and administrative	36%	38%	36%	38%
Research, development and engineering	4%	2%	4%	4%
Loss on sale of property, plant and equipment	—%	—%	—%	—%
Goodwill impairment	—%	—%	—%	34%
Intangible asset impairment	—%	—%	—%	5%
Severance expense	—%	2%	—%	1%
Operating income (loss)	10%	5%	8%	(51)%
Interest income	1%	—%	1%	—%
Interest expense	—%	—%	—%	—%
Foreign currency (loss) gain	(2)%	—%	(1)%	1%
Other	1%	—%	—%	—%
Income (loss) before income taxes	10%	5%	8%	(50)%
Income tax provision	3%	4%	3%	3%
Net income (loss)	7%	1%	5%	(53)%

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

Our net revenue by reportable segment was as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2026	2025	Change	% Change	2026	2025	Change	% Change
Thermal Processing Solutions	17,745	$14,208	$3,537	25%	46,460	$43,467	$2,993	7%
Semiconductor Fabrication Solutions	4,638	5,349	(711)	(13)%	15,364	16,055	(691)	(4)%
Total net revenue	$22,383	$19,557	$2,826	14%	$61,824	$59,522	$2,302	4%

Total net revenue for the three months ended June 30, 2026 and 2025 was $22.4 million and $19.6 million, respectively, an increase of approximately $2.8 million or 14%. Total net revenue for the nine months ended June 30, 2026 and 2025 was $61.8 million and $59.5 million, respectively, an increase of approximately $2.3 million or 4%. Our Thermal Processing Solutions results for the third quarter increased primarily due to higher reflow oven and diffusion furnace revenue. Our Thermal Processing Solutions results for the nine months ended increased primarily due to higher shipments of reflow ovens and parts in addition to an increase in our service business. We are seeing year-over-year growth in our advanced packaging semiconductor packaging group reflow oven business driven by AI chip demand. Our Semiconductor Fabrication Solutions results for the third quarter and for the nine months ended

June 30, 2026 decreased primarily due to lower shipments of our polishing and wafer cleaning equipment, and lower demand for our consumables.

Orders and Backlog

New orders booked by reportable segment were as follows, dollars in thousands:

	Three Months Ended June 30,				Nine Months Ended June 30,
Segment	2026	2025	Change	% Change	2026	2025	Change	% Change
Thermal Processing Solutions	$24,279	$14,057	$10,222	73%	$57,478	$37,786	$19,692	52%
Semiconductor Fabrication Solutions	4,521	7,598	(3,077)	(40)%	13,125	17,640	(4,515)	(26)%
Total new orders	$28,800	$21,655	$7,145	33%	$70,603	$55,426	$15,177	27%

Our backlog by reportable segment was as follows, dollars in thousands:

	June 30,
Segment	2026	2025	Change	% Change
Thermal Processing Solutions	$25,673	$15,164	$10,509	69%
Semiconductor Fabrication Solutions	2,995	6,052	(3,057)	(51)%
Total backlog	$28,668	$21,216	$7,452	35%

As of June 30, 2026, one of our Thermal Processing Solutions segment customers individually accounted for 28% of our backlog. Additionally, one customer of both our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments accounted for 17% of our backlog. No other customer accounted for more than 10% of our backlog as of June 30, 2026. The orders included in our backlog are generally credit approved customer purchase orders believed to be firm and are generally expected to ship within the next twelve months. Our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders. During the nine months ended June 30, 2026, the increase in Thermal Processing Solutions new order bookings was primarily driven by strong demand in Asia for AI application products.

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

	Three Months Ended June 30,					Nine Months Ended June 30,
Segment	2026	Gross Margin	2025	Gross Margin	Change	2026	Gross Margin	2025	Gross Margin	Change
Thermal Processing Solutions	$9,006	51%	$6,325	45%	$2,681	$22,728	49%	$14,005	32%	$8,723
Semiconductor Fabrication Solutions	2,187	47%	2,807	52%	(620)	6,728	44%	4,164	26%	2,564
Total gross profit	$11,193	50%	$9,132	47%	$2,061	$29,456	48%	$18,169	31%	$11,287

Our gross margins can be affected by capacity utilization, material costs, and the type and volume of machines and consumables sold each quarter. Gross margin for the three months ended June 30, 2026 and 2025 was $11.2 million, 50% of net revenue, and $9.1 million, 47% of net revenue, respectively, an increase of $2.1 million. Gross margin for the nine months ended June 30, 2026 and 2025 was $29.5 million, 48% of net revenue, and $18.2 million, 31% of net revenue, respectively, an increase of $11.3 million.

Gross margin on products from our Thermal Processing Solutions segment increased for the three and nine months ended June 30, 2026 compared to the three and nine months ended June 30, 2025, due to leverage from higher revenue, favorable product mix and the inventory write down associated with the discontinuation of low margin product lines in the prior year periods. Gross margin from our Semiconductor Fabrication Solutions segment decreased for the three-month period ended June 30, 2026 compared to the same period in 2025 due to lower revenue while they increased for the nine-month period ended June 30, 2026 due to the inventory write down associated with the discontinuation of low margin product lines in the prior year periods. We experienced moderate increases in material costs across all our segments during both periods. In response, we reviewed our pricing plans and supplier agreements, sharing cost increases with our customers where possible; however, we continue to experience pricing pressure from our customers. We are also continuing to explore additional partnerships with contract manufacturers, who can leverage their buying power on a larger scale.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of the cost of employees, consultants and contractors, facility costs, sales commissions, shipping costs, promotional marketing expenses, legal and accounting expenses, bad debt expense and employee incentive accruals.

SG&A expenses for the three months ended June 30, 2026 and 2025 were $8.0 million and $7.4 million, respectively. SG&A expenses for the nine months ended June 30, 2026 decreased to $22.1 million from $22.6 million for the nine months ended June 30, 2025. This decrease was primarily due to lower personnel costs and variable costs partially offset by higher incentive compensation in the nine months ended June 30, 2026 due to improved financial performance.

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

RD&E expense, net of grants earned, for the three months ended June 30, 2026 and 2025 was $0.9 million and $0.4 million, respectively, and $2.5 million and $2.1 million in the nine months ended June 30, 2026 and 2025, respectively. The increase in RD&E is related to specific strategic-development projects at our Thermal Processing Solutions segment. Grants earned are immaterial in all periods presented.

Goodwill Impairment

During the nine months ended June 30, 2026, we recognized no impairment of our goodwill as no triggering event was identified.

In the second quarter of fiscal year 2025, we recognized impairment of our goodwill of $15.4 million at our Semiconductor Fabrication Solutions segment and $5.0 million at our Thermal Processing Solutions segment as a result of a triggering event identified at the end of the second fiscal quarter. See Note 6 for a description of the facts and circumstances leading to the goodwill impairment.

Intangible Asset Impairment

During the nine months ended June 30, 2026, we recognized no impairment of our definite lived intangible assets as no triggering event was identified.

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

Severance Expense

Severance expense was $0.1 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Severance expense was $0.1 million and $0.7 million for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026 and 2025, the amounts primarily related to staff reductions at our Thermal Processing Solutions and Semiconductor Fabrication Solutions segments.

Income Taxes

Our effective tax rate was 36.7% and (5.1%) for the nine months ended June 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended June 30, 2026 differs from the U.S. statutory tax rate of 21% primarily due to foreign income taxed at a foreign rate different than 21%, for permanent items and changes in valuation allowances. For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $0.6 million and $0.8 million, respectively. For the nine months ended June 30, 2026 and 2025, we recorded income tax expense of $1.7 million and $1.5 million, respectively. The quarterly income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which we operate. However, losses in certain jurisdictions and discrete items are excluded from the determination of the estimated annual effective tax rate.

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

The following table sets forth for the periods presented certain consolidated cash flow information, in thousands:

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$7,316	$5,609
Net cash used in investing activities	(556)	(692)
Net cash provided by financing activities	57,451	80
Effect of exchange rate changes on cash and cash equivalents	994	(520)
Net increase in cash and cash equivalents	65,205	4,477
Cash and cash equivalents, beginning of period	17,904	11,086
Cash and cash equivalents, end of period	$83,109	$15,563

A summary of our cash position as of June 30, 2026 and September 30, 2025, is as follows, in thousands, except the current ratio:

	June 30, 2026	September 30, 2025
Cash and cash equivalents	$83,109	$17,904
Working capital	$104,017	$39,695
Current ratio (current assets to current liabilities)	5.4:1	2.9:1

The increase in cash and cash equivalents from September 30, 2025 of $65.2 million was primarily due to the $56.5 million of net proceeds received from our underwritten public offering of common stock completed on June 3, 2026 along with an increase in accounts payable and increased collections from customers, partially offset by higher inventory. We maintain a portion of our cash and cash equivalents in Renminbis, a Chinese currency, at our operations in China; therefore, changes in the exchange rates have an impact on our cash balances. The $64.3 million increase in working capital from September 30, 2025, was primarily due to increases in cash and cash equivalents from the proceeds from our public offering of common stock.

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

Cash Flows from Operating Activities

Cash provided by our operating activities was $7.3 million for the nine months ended June 30, 2026, compared to $5.6 million provided by operating activities for the nine months ended June 30, 2025. We had increases in our accounts payable, accrued liabilities, and contract liabilities, offset by a decrease in our accounts receivable, for the nine months ended June 30, 2026.

Cash Flows from Investing Activities

Cash used in investing activities was $0.6 million for the nine months ended June 30, 2026, compared to $0.7 million used in investing activities in the nine months ended June 30, 2025. Both periods consist primarily of capital expenditures.

Cash Flows from Financing Activities

For the nine months ended June 30, 2026 and 2025, cash provided by financing activities was $57.5 million and $0.1 million, respectively, primarily due to the net proceeds from the issuance of common stock.

Public Offering of Common Stock

On June 3, 2026, the Company completed an underwritten public offering of 2.9 million shares of common stock at a public offering price of $20.50 per share. The offering generated gross proceeds of approximately $60.0 million and net proceeds of approximately $56.5 million after underwriting discounts, commissions and offering expenses.

The financing significantly strengthened the Company's liquidity position and increased available cash resources. Management expects to use the proceeds to accelerate growth across our semiconductor packaging and advanced wafer substrate fabrication platforms, for accretive merger and acquisition opportunities, and for working capital and general corporate purposes.

At June 30, 2026, cash and cash equivalents totaled $83.1 million compared with $17.9 million at September 30, 2025. The increase was primarily attributable to the proceeds received from our public offering of common stock completed during the third quarter and cash flow from operations during the nine months ended June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements as defined in Item 303(b) of Regulation S-K promulgated by the SEC that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Unrecorded purchase obligations were $7.8 million as of June 30, 2026, compared to $4.0 million as of September 30, 2025, an increase of $3.8 million.

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

We believe the critical accounting estimates discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2025 Form 10-K represent the most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes in our critical accounting estimates during the nine months ended June 30, 2026.

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

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has carried out an evaluation of the design and operation of our disclosure controls and procedures as of June 30, 2026, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2026, in ensuring that material information related to us required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Note 9 to our condensed consolidated financial statements under “Part I, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our 2025 Form 10-K, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” immediately preceding “Item 1. Financial Statements” of this Quarterly Report. This Quarterly Report, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2025 Form 10-K and any described herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. Except as set forth in our Form 10-Q for the quarterly period ended March 31, 2026, there have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE				FILED
NO.	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NO.	FILING DATE	HEREWITH

10.1	Offer Letter, dated December 9, 2025, with Mark Weaver	10-Q	000-11412	10.1	February 5, 2026

10.2	Offer Letter, dated March 9, 2026, with Guy Shechter					X

10.3	Offer Letter, dated April 17, 2026, with Thomas Sabol					X

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTECH SYSTEMS, INC.

By	/s/ Thomas Sabol	Dated:	August 5, 2026
Thomas Sabol
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)